Form 10-Q
period 2021-09-30
Barings BDC, Inc.
filed 2021-11-09
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 9, 2021 was 65,316,085.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,346,611,782 and $1,318,614,617 as of September 30, 2021 and December 31, 2020, respectively)	$1,355,088,125	$1,325,783,281
Affiliate investments (cost of $211,274,188 and $76,055,873 as of September 30, 2021 and December 31, 2020, respectively)	222,999,987	78,598,633
Control investments (cost of $25,826,428 as of both September 30, 2021 and December 31, 2020)	24,394,808	25,855,796
Short-term investments (cost of $50,000,000 and $65,558,227 as of September 30, 2021 and December 31, 2020, respectively)	50,000,000	65,558,227
Total investments at fair value	1,652,482,920	1,495,795,937
Cash (restricted cash of $0 and $3,488,336 at September 30, 2021 and December 31, 2020, respectively)	30,248,388	62,651,340
Foreign currencies (cost of $11,311,582 and $29,555,465 as of September 30, 2021 and December 31, 2020, respectively)	11,137,184	29,836,121
Interest and fees receivable	24,997,260	21,617,843
Prepaid expenses and other assets	1,785,731	2,014,558
Credit support agreement (cost of $13,600,000 as of both September 30, 2021 and December 31, 2020)	14,300,006	13,600,000
Deferred financing fees	3,144,557	4,110,564
Receivable from unsettled transactions	61,438,187	47,412,382
Total assets	$1,799,534,233	$1,677,038,745
Liabilities:
Accounts payable and accrued liabilities	$2,710,698	$6,045,443
Interest payable	4,318,110	2,219,274
Administrative fees payable	750,000	675,000
Base management fees payable	5,273,797	3,413,270
Incentive management fees payable	4,442,599	—
Derivative liabilities	228,700	1,336,283
Payable from unsettled transactions	59,063	1,548,578
Borrowings under credit facilities	662,664,367	719,660,707
Notes payable (net of deferred financing fees)	374,265,334	224,335,666
Total liabilities	1,054,712,668	959,234,221
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized and 65,316,085 shares issued and outstanding as of both September 30, 2021 and December 31, 2020)	65,316	65,316
Additional paid-in capital	1,027,707,047	1,027,707,047
Total distributable earnings (loss)	(282,950,798)	(309,967,839)
Total net assets	744,821,565	717,804,524
Total liabilities and net assets	$1,799,534,233	$1,677,038,745
Net asset value per share	$11.40	$10.99
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$24,315,519	$15,205,310	$76,008,939	$47,850,786
Affiliate investments	195,561	—	304,861	—
Control investments	109,621	—	325,287	—
Short-term investments	1,629	12,237	16,672	336,842
Total interest income	24,622,330	15,217,547	76,655,759	48,187,628
Dividend income:
Non-Control / Non-Affiliate investments	64,618	—	97,644	2,603
Affiliate investments	2,802,050	—	3,235,423	—
Total dividend income	2,866,668	—	3,333,067	2,603
Fee and other income:
Non-Control / Non-Affiliate investments	4,309,939	769,126	8,694,852	2,380,552
Affiliate investments	15,069	—	16,370	—
Control investments	163,338	—	478,754	—
Total fee and other income	4,488,346	769,126	9,189,976	2,380,552
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,695,487	342,469	8,801,232	577,090
Affiliate investments	310,994	—	749,920	—
Total payment-in-kind interest income	3,006,481	342,469	9,551,152	577,090
Interest income from cash	—	—	587	631
Total investment income	34,983,825	16,329,142	98,730,541	51,148,504
Operating expenses:
Interest and other financing fees	8,103,044	3,738,991	23,382,201	14,367,855
Base management fee (Note 2)	5,273,797	3,375,262	14,094,419	10,904,422
Incentive management fees (Note 2)	4,442,607	—	10,674,693	—
Compensation expenses	—	—	—	48,410
General and administrative expenses (Note 2)	2,281,825	1,254,723	6,782,922	4,044,453
Total operating expenses	20,101,273	8,368,976	54,934,235	29,365,140
Net investment income	14,882,552	7,960,166	43,796,306	21,783,364
Income taxes, including excise tax provision	25,533	7,561	7,495	7,561
Net investment income after taxes	14,857,019	7,952,605	43,788,811	21,775,803

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Realized and unrealized gains (losses) on investments, credit support agreement and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	950,286	(19,477,823)	4,394,339	(36,233,667)
Affiliate investments	(24,300)	—	(100,931)	—
Net realized gains (losses) on investments	925,986	(19,477,823)	4,293,408	(36,233,667)
Foreign currency transactions	(4,687,686)	(1,028,262)	(5,872,868)	(1,089,787)
Net realized losses	(3,761,700)	(20,506,085)	(1,579,460)	(37,323,454)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(8,353,775)	56,467,202	1,307,673	2,522,789
Affiliate investments	(323,174)	1,624,230	9,208,817	828,262
Control investments	1,115,148	—	(1,486,760)	—
Net unrealized appreciation (depreciation) on investments	(7,561,801)	58,091,432	9,029,730	3,351,051
Credit support agreement	—	—	700,006	—
Foreign currency transactions	10,876,864	(2,144,050)	14,268,895	(1,756,412)
Net unrealized appreciation	3,315,063	55,947,382	23,998,631	1,594,639
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreement and foreign currency transactions	(446,637)	35,441,297	22,419,171	(35,728,815)
Loss on extinguishment of debt	—	(216,474)	—	(660,066)
Benefit from (provision for) taxes	—	199	(1,290)	17,666
Net increase (decrease) in net assets resulting from operations	$14,410,382	$43,177,627	$66,206,692	$(14,595,412)
Net investment income per share—basic and diluted	$0.23	$0.17	$0.67	$0.45
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.22	$0.90	$1.01	$(0.30)
Dividends/distributions per share:
Total dividends/distributions per share	$0.21	$0.16	$0.60	$0.48
Weighted average shares outstanding—basic and diluted	65,316,085	47,961,753	65,316,085	48,274,397
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2020	Number of Shares	Par Value
Balance, June 30, 2020	47,961,753	$47,962	$846,636,727	$(356,211,495)	$490,473,194
Net investment income	—	—	—	7,952,605	7,952,605
Net realized loss on investments / foreign currency transactions	—	—	—	(20,506,085)	(20,506,085)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	55,947,382	55,947,382
Loss on extinguishment of debt	—	—	—	(216,474)	(216,474)
Income tax benefit	—	—	—	199	199
Dividends / distributions	—	—	—	(7,673,880)	(7,673,880)
Balance, September 30, 2020	47,961,753	$47,962	$846,636,727	$(320,707,748)	$525,976,941

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2021	Number of Shares	Par Value
Balance, June 30, 2021	65,316,085	$65,316	$1,027,707,047	$(283,644,802)	$744,127,561
Net investment income	—	—	—	14,857,019	14,857,019
Net realized loss on investments / foreign currency transactions	—	—	—	(3,761,700)	(3,761,700)
Net unrealized appreciation of investments / CSA / foreign currency transactions	—	—	—	3,315,063	3,315,063
Dividends / distributions	—	—	—	(13,716,378)	(13,716,378)
Balance, September 30, 2021	65,316,085	$65,316	$1,027,707,047	$(282,950,798)	$744,821,565

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2020	Number of Shares	Par Value
Balance, December 31, 2019	48,950,803	$48,951	$853,766,370	$(282,940,612)	$570,874,709
Net investment income	—	—	—	21,775,803	21,775,803
Net realized loss on investments / foreign currency transactions	—	—	—	(37,323,454)	(37,323,454)
Net unrealized appreciation of investments / foreign currency transactions	—	—	—	1,594,639	1,594,639
Loss on extinguishment of debt	—	—	—	(660,066)	(660,066)
Income tax benefit	—	—	—	17,666	17,666
Dividends / distributions	—	—	—	(23,171,724)	(23,171,724)
Purchases of shares in repurchase plan	(989,050)	(989)	(7,129,643)	—	(7,130,632)
Balance, September 30, 2020	47,961,753	$47,962	$846,636,727	$(320,707,748)	$525,976,941

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2021	Number of Shares	Par Value
Balance, December 31, 2020	65,316,085	$65,316	$1,027,707,047	$(309,967,839)	$717,804,524
Net investment income	—	—	—	43,788,811	43,788,811
Net realized gain on investments / foreign currency transactions	—	—	—	(1,579,460)	(1,579,460)
Net unrealized appreciation of investments / CSA / foreign currency transactions	—	—	—	23,998,631	23,998,631
Provision for taxes	—	—	—	(1,290)	(1,290)
Dividends / distributions	—	—	—	(39,189,651)	(39,189,651)
Balance, September 30, 2021	65,316,085	$65,316	$1,027,707,047	$(282,950,798)	$744,821,565

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$66,206,692	$(14,595,412)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(816,807,296)	(316,723,958)
Repayments received / sales of portfolio investments	648,320,213	416,989,098
Purchases of short-term investments	(297,560,179)	(697,141,628)
Sales of short-term investments	313,117,605	583,220,977
Loan origination and other fees received	13,694,096	6,075,019
Net realized (gain) loss on investments	(4,293,408)	36,233,667
Net realized loss on foreign currency transactions	5,872,868	1,089,787
Net unrealized appreciation of investments	(9,029,730)	(3,351,051)
Net unrealized appreciation of CSA	(700,006)	—
Net unrealized appreciation of foreign currency transactions	(14,268,895)	1,756,412
Payment-in-kind interest	(9,350,318)	(577,090)
Amortization of deferred financing fees	1,086,783	1,113,839
Loss on extinguishment of debt	—	660,066
Accretion of loan origination and other fees	(6,586,842)	(1,676,063)
Amortization / accretion of purchased loan premium / discount	(4,249,981)	(1,138,000)
Changes in operating assets and liabilities:
Interest and fees receivables	(5,699,271)	(2,699,114)
Prepaid expenses and other assets	1,395,903	(2,569,056)
Accounts payable and accrued liabilities	872,180	(118,876)
Interest payable	2,106,843	(1,724,576)
Net cash provided by (used in) operating activities	(115,872,743)	4,824,041
Cash flows from financing activities:
Borrowings under credit facilities	135,731,648	236,239,474
Repayments of credit facilities	(181,580,035)	(127,523,364)
Repayment of debt securitization	—	(139,897,128)
Proceeds from notes	150,000,000	50,000,000
Financing fees paid	(191,108)	(544,874)
Purchases of shares in repurchase plan	—	(7,130,632)
Cash dividends / distributions paid	(39,189,651)	(23,171,724)
Net cash provided by (used in) financing activities	64,770,854	(12,028,248)
Net decrease in cash and foreign currencies	(51,101,889)	(7,204,207)
Cash and foreign currencies, beginning of period	92,487,461	21,991,565
Cash and foreign currencies, end of period	$41,385,572	$14,787,358
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,659,852	$13,372,484
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
September 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1A Smart Start LLC (0.4%)*(7) (8) (11)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 06/21, Due 05/28)	$3,001,138	$2,957,652	$2,961,043
			3,001,138	2,957,652	2,961,043

1WorldSync, Inc. (2.9%)*(7) (8) (12)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/19, Due 07/25)	21,475,851	21,142,710	21,475,851
			21,475,851	21,142,710	21,475,851

Accelerate Learning, Inc. (1.0%)*(7) (8) (11)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/18, Due 12/24)	7,567,965	7,479,458	7,416,606
			7,567,965	7,479,458	7,416,606

Acclime Holdings HK Limited (0.5%)*(3) (7) (8) (11)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	3,750,000	3,537,413	3,532,500
			3,750,000	3,537,413	3,532,500

Accurus Aerospace Corporation (2.8%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.50% PIK, Acquired 10/18, Due 10/24)	24,779,746	24,574,939	20,889,326
			24,779,746	24,574,939	20,889,326

ADB Safegate (0.7%)*(3) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.8% Cash, Acquired 08/21, Due 10/25)	5,500,000	5,069,046	5,180,340
			5,500,000	5,069,046	5,180,340

Advantage Software Company (The), LLC (2.7%)*(7)	Advertising, Printing & Publishing	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 01/21, Due 01/27)(8) (9)	18,256,407	17,821,678	18,219,894
		Class A Partnership Units (7,054.59 units, Acquired 01/21)		705,459	728,880
		Class B Partnership Units (3,496.31 units, Acquired 01/21)		22,656	1,279,300
			18,256,407	18,549,793	20,228,074

Aftermath Bidco Corporation (1.2%)* (7) (8) (11)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 04/19, Due 04/25)	9,425,284	9,289,989	9,279,485
			9,425,284	9,289,989	9,279,485

Air Canada 2020-2 Class B Pass Through Trust (1.0%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	6,835,161	6,835,161	7,646,572
			6,835,161	6,835,161	7,646,572

Air Comm Corporation, LLC (0.1%)* (7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 07/27)	593,486	574,264	573,515
			593,486	574,264	573,515

AIT Worldwide Logistics Holdings, Inc. (0.9%)*(7)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 04/21, Due 04/28)(8) (11)	6,460,345	6,321,255	6,434,504
		Partnership Units (348.68 units, Acquired 04/21)		348,678	509,477
			6,460,345	6,669,933	6,943,981

Alpine US Bidco LLC (2.4%)*(7) (8) (12)	Agricultural Products	Second Lien Senior Secured Term Loan (LIBOR + 9.0%, 9.8% Cash, Acquired 05/21, Due 05/29)	18,156,509	17,630,157	18,247,292
			18,156,509	17,630,157	18,247,292

Anagram Holdings, LLC (2.2%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	14,395,213	13,413,417	16,266,591
			14,395,213	13,413,417	16,266,591

Anju Software, Inc. (1.8%)*(7) (8) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.6% Cash, Acquired 02/19, Due 02/25)	13,562,486	13,377,003	13,264,112
			13,562,486	13,377,003	13,264,112

Apex Bidco Limited (0.3%)*(3) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 01/20, Due 01/27)(8) (14)	1,964,929	1,866,874	1,939,057
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	271,022	258,329	267,454
			2,235,951	2,125,203	2,206,511

Aptus 1829. GmbH (0.6%)*(3) (7)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(8) (16)	4,745,043	4,713,323	4,626,417
		Preferred Stock (13 shares, Acquired 09/21)		119,828	113,509
		Common Stock (48 shares, Acquired 09/21)		11,983	11,653
			4,745,043	4,845,134	4,751,579

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Apus Bidco Limited (0.5%)*(3) (7) (8) (15)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	$3,884,134	$3,870,272	$3,796,407
			3,884,134	3,870,272	3,796,407

AQA Acquisition Holding, Inc. (2.6%)*(7) (8) (11)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 03/21, Due 03/29)	20,000,000	19,497,248	19,562,960
			20,000,000	19,497,248	19,562,960

Arch Global Precision LLC (1.2%)*(7) (8) (9)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 04/19, Due 04/26)	9,271,049	9,266,657	9,271,049
			9,271,049	9,266,657	9,271,049

Archimede (1.8%)*(3) (7) (8) (17)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	13,791,505	14,031,635	13,681,173
			13,791,505	14,031,635	13,681,173

Argus Bidco Limited (0.4%)*(3) (7) (8)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)(14)	2,670,143	2,557,057	2,670,143
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)(11)	671,922	652,746	671,922
			3,342,065	3,209,803	3,342,065

Armstrong Transport Group (Pele Buyer, LLC ) (1.0%)*(7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)(11)	5,276,562	5,216,040	5,171,031
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/20, Due 06/24)(12)	1,985,278	1,956,677	1,945,572
			7,261,840	7,172,717	7,116,603

ASPEQ Heating Group LLC (1.2%)* (7) (8) (9)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	8,631,440	8,537,756	8,631,440
			8,631,440	8,537,756	8,631,440

Auxi International (0.3%)*(3) (7) (8)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/19, Due 12/26)(17)	1,622,530	1,519,223	1,534,913
		First Lien Senior Secured Term Loan (SONIA + 6.25%, 6.3% Cash, Acquired 04/21, Due 12/26)(22)	903,395	896,358	854,611
			2,525,925	2,415,581	2,389,524

AVSC Holding Corp. (1.5%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, 0.25% PIK, Acquired 08/18, Due 10/26)(8) (11)	4,876,168	4,381,092	4,336,132
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 03/25)(8) (11)	748,251	690,105	689,191
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	5,376,135	5,256,382	6,464,802
			11,000,554	10,327,579	11,490,125

BDP International, Inc. (f/k/a BDP Buyer, LLC) (2.0%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/18, Due 12/24)	14,913,061	14,689,930	14,913,061
			14,913,061	14,689,930	14,913,061

Beacon Pointe Advisors, LLC (0.1%)*(7) (8) (11)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/20, Due 03/26)	989,250	971,944	968,847
			989,250	971,944	968,847

Benify (Bennevis AB) (0.2%)*(3) (7) (8) (18)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,330,990	1,221,376	1,330,990
			1,330,990	1,221,376	1,330,990

Bidwax (0.8%)*(3) (7) (8) (16)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	6,142,435	6,141,227	6,010,836
			6,142,435	6,141,227	6,010,836

BigHand UK Bidco Limited (0.1%)*(3) (7) (8) (15)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 01/21, Due 01/28)	904,698	878,496	879,072
			904,698	878,496	879,072

Black Diamond Equipment Rentals LLC (1.4%)*(7) (25)	Equipment Rental	Second Lien Loan (12.5% Cash, Acquired 12/20, Due 06/22)	10,000,000	10,000,000	10,000,000
		Warrant (4.17 units, Acquired 12/20)		1,010,000	623,862
			10,000,000	11,010,000	10,623,862

Bounteous, Inc. (0.9%)*(7) (8) (11)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	6,886,364	6,740,007	6,736,364
			6,886,364	6,740,007	6,736,364

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Brightline Trains Florida LLC (0.7%)*	Transportation	Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	$5,000,000	$5,000,000	$4,941,125
			5,000,000	5,000,000	4,941,125

British Airways 2020-1 Class B Pass Through Trust (0.1%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	836,486	836,486	979,265
			836,486	836,486	979,265

British Engineering Services Holdco Limited (2.1%)*(3) (7) (8) (15)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.0% Cash, Acquired 12/20, Due 12/27)	15,460,203	15,064,588	15,270,266
			15,460,203	15,064,588	15,270,266

Brown Machine Group Holdings, LLC (0.9%)*(7) (8) (10)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	6,633,915	6,583,092	6,633,915
			6,633,915	6,583,092	6,633,915

Cadent, LLC (f/k/a Cross MediaWorks) (0.9%)*(7) (8) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 09/18, Due 09/23)	6,913,258	6,884,704	6,913,258
			6,913,258	6,884,704	6,913,258

Canadian Orthodontic Partners Corp.(0.2%)*(3) (7) (8) (21)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	1,639,329	1,694,919	1,623,146
			1,639,329	1,694,919	1,623,146

Carlson Travel, Inc (1.2%)*	Business Travel Management	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	3,000,000	2,362,500	2,670,000
		Super Senior Secured Term Loan (10.5% Cash, Acquired 12/20, Due 3/25)	5,915,060	5,838,792	6,210,813
		Common Stock (1,962 units, Acquired 11/20)(7)		88,290	1,962
			8,915,060	8,289,582	8,882,775

Centralis Finco S.a.r.l. (0.1%)*(3) (7) (8) (16)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/20, Due 05/27)	822,090	737,261	822,090
			822,090	737,261	822,090

Cineworld Group PLC (1.5%)*(3)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.5%, 3.5% Cash, 2.5% PIK, Acquired 04/20, Due 02/25)(8) (12)	9,049,339	6,354,276	7,438,013
		Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,749,570	1,544,114	2,157,079
		Super Senior Secured Term Loan (8.25% Cash, 9.3% Cash, Acquired 07/21, Due 05/24)	993,503	957,944	1,060,565
		Warrants (553,375 units, Acquired 12/20)		101,602	274,581
			11,792,412	8,957,936	10,930,238

Classic Collision (Summit Buyer, LLC) (2.3%)*(7) (8) (11)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	17,484,670	17,197,300	17,125,253
			17,484,670	17,197,300	17,125,253

CM Acquisitions Holdings Inc. (2.6%)*(7) (8) (9)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/19, Due 05/25)	19,154,411	18,913,478	19,154,412
			19,154,411	18,913,478	19,154,412

CMT Opco Holding, LLC (Concept Machine) (0.6%)*(7) (8)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)(11)	4,144,368	4,086,284	4,044,903
		LLC Units (8,782 units, Acquired 01/20)		351,709	276,457
			4,144,368	4,437,993	4,321,360

Command Alkon (Project Potter Buyer, LLC) (2.8%)*(7) (8)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)(9)	20,795,747	20,250,117	20,400,377
		Class A Units (90.384 units, Acquired 04/20)		90,384	100,961
		Class B Units (33,324.69 units, Acquired 04/20)		—	8,260
			20,795,747	20,340,501	20,509,598

Contabo Finco S.À R.L (0.2%)*(3) (7) (8) (16)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 4.75%, 4.8% Cash, Acquired 10/19, Due 10/26)	1,405,059	1,314,934	1,405,059
			1,405,059	1,314,934	1,405,059

Coyo Uprising GmbH (1.2%)*(3) (7)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/28)(8) (16)	8,195,509	8,050,115	7,956,473
		Class A Units (440.0 units, Acquired 09/21)		205,333	202,537
		Class B Units (191.0 units, Acquired 09/21)		445,883	439,388
			8,195,509	8,701,331	8,598,398

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Crash Champions (0.7%)*(7) (8) (11)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	$5,000,000	$4,908,699	$4,900,000
			5,000,000	4,908,699	4,900,000

CSL DualCom (0.2%)*(3) (7) (8) (15)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	1,335,409	1,200,892	1,289,220
			1,335,409	1,200,892	1,289,220

Custom Alloy Corporation (4.8%)*(7) (25)	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan (15.0% PIK, Acquired 12/20, Due 04/22)	45,000,185	37,043,142	32,850,135
		Revolver (15.0% PIK, Acquired 12/20, Due 04/22)	4,255,152	3,737,652	3,106,261
			49,255,337	40,780,794	35,956,396

CW Group Holdings, LLC (0.4%)*(7)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)(8) (11)	2,826,882	2,769,209	2,826,882
		LLC Units (161,290.32 units, Acquired 01/21)		161,290	142,742
			2,826,882	2,930,499	2,969,624

Dart Buyer, Inc. (1.6%)*(3) (7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 04/19, Due 04/25)	12,217,301	12,035,364	12,012,230
			12,217,301	12,035,364	12,012,230

Discovery Education, Inc. (2.5%)*(7) (8) (11)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	18,845,063	18,558,807	18,845,063
			18,845,063	18,558,807	18,845,063

Distinct Holdings, Inc. (0.9%)*(7) (8) (9)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	6,880,088	6,835,922	6,756,247
			6,880,088	6,835,922	6,756,247

Dragon Bidco (0.4%)*(3) (7) (8) (17)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	2,781,480	2,806,726	2,721,795
			2,781,480	2,806,726	2,721,795

DreamStart Bidco SAS (d/b/a SmartTrade) (0.3%)*(3) (7) (8) (17)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/20, Due 03/27)	2,150,323	1,984,101	2,109,444
			2,150,323	1,984,101	2,109,444

Dune Group (0.5%)*(3) (7) (8)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(11)	3,530,280	3,468,520	3,468,500
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(16)		(35,248)	(34,769)
			3,530,280	3,433,272	3,433,731

Dwyer Instruments, Inc. (1.1%)*(7) (8) (11)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.3% Cash, Acquired 07/21, Due 07/27)	8,036,902	7,858,620	7,851,810
			8,036,902	7,858,620	7,851,810

Ellkay, LLC (0.7%)*(7) (8) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	5,000,000	4,900,303	4,900,000
			5,000,000	4,900,303	4,900,000

Entact Environmental Services, Inc. (0.8%)*(7) (8) (11)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	5,719,232	5,668,597	5,679,198
			5,719,232	5,668,597	5,679,198

EPS NASS Parent, Inc. (0.8%)*(7) (8) (11)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	5,827,510	5,687,300	5,718,409
			5,827,510	5,687,300	5,718,409

F24 (Stairway BidCo Gmbh) (0.2%)*(3) (7) (8) (16)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 08/20, Due 08/27)	1,651,516	1,645,146	1,651,516
			1,651,516	1,645,146	1,651,516

Ferrellgas L.P. (0.4%)*(3) (7)	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units, Acquired 03/21)		2,799,420	2,972,580
				2,799,420	2,972,580

Fineline Technologies, Inc. (0.2%)*(7) (8) (11)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/28)	1,309,000	1,285,229	1,309,000
			1,309,000	1,285,229	1,309,000

FitzMark Buyer, LLC (0.6%)*(7) (8) (11)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.5% Cash, Acquired 12/20, Due 12/26)	4,269,265	4,193,607	4,260,727
			4,269,265	4,193,607	4,260,727

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Foundation Risk Partners, Corp. (1.6%)*(7) (8) (11)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	$10,255,784	$10,095,792	$10,255,784
		Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 09/20, Due 11/24)	1,722,221	1,612,762	1,722,221
			11,978,005	11,708,554	11,978,005

FragilePak LLC (0.7%)*(7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(8) (11)	4,696,562	4,512,234	4,524,567
		Partnership Units (937.5 units, Acquired 05/21)		937,500	925,895
			4,696,562	5,449,734	5,450,462

FSS Buyer LLC (1.3%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(8) (11)	9,937,347	9,740,595	9,738,600
		LP Interest (1,160.9 units, Acquired 08/21)		11,609	11,609
		LP Units (460,652.6 units, Acquired 08/21)		51,043	51,043
			9,937,347	9,803,247	9,801,252

GTM Intermediate Holdings, Inc. (2.1%)*(7) (25)	Medical Equipment Manufacturer	Second Lien Loan (11.0% Cash, 1.0% PIK, Acquired 12/20, Due 12/24)	11,470,743	11,419,586	11,470,743
		Series A Preferred Units (923,347.4 units)		1,446,615	1,652,792
		Series C Preferred Units (460,652.6 units)		721,708	815,355
		Common Stock (2 shares, Acquired 12/20)		1,078,778	1,367,408
			11,470,743	14,666,687	15,306,298

Gulf Finance, LLC (0.1%)*(8) (9)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 08/23)	1,040,300	963,345	998,251
			1,040,300	963,345	998,251

Halo Technology Bidco, Inc. (0.5%)*(7) (8) (11)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/27)	3,491,250	3,440,704	3,443,245
			3,491,250	3,440,704	3,443,245

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (0.9%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	6,092,593	6,092,593	6,969,067
			6,092,593	6,092,593	6,969,067

Heartland, LLC (1.9%)*(7) (8) (11)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	14,110,797	14,004,910	13,828,581
			14,110,797	14,004,910	13,828,581

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (2.5%)*(3) (7) (8) (17)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/19, Due 09/26)	19,213,820	18,820,387	18,785,948
			19,213,820	18,820,387	18,785,948

Highpoint Global LLC (0.7%)*(7) (25)	Government Services	Second Lien Note (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 09/22)	5,388,708	5,367,477	5,388,708
			5,388,708	5,367,477	5,388,708

Holley Performance Products (Holley Purchaser, Inc.) (2.3%)*(7) (8) (11)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.1% Cash, Acquired 10/18, Due 10/25)	16,826,972	16,671,230	16,826,972
			16,826,972	16,671,230	16,826,972

Home Care Assistance, LLC (0.5%)*(7) (8) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/21, Due 03/27)	3,657,138	3,586,189	3,593,290
			3,657,138	3,586,189	3,593,290

HTI Technology & Industries (2.0%)* (7) (25)	Electronic Component Manufacturing	Second Lien Note (12.0% Cash, 4.8% PIK, Acquired 12/20, Due 09/24)	15,080,025	14,575,226	14,739,945
			15,080,025	14,575,226	14,739,945

HW Holdco, LLC (Hanley Wood LLC) (1.0%)*(7) (8) (10)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/18, Due 12/24)	7,450,605	7,343,894	7,450,605
			7,450,605	7,343,894	7,450,605

IGL Holdings III Corp. (1.3%)*(7) (8) (11)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	10,179,318	9,933,240	9,907,568
			10,179,318	9,933,240	9,907,568

IM Analytics Holding, LLC (d/b/a NVT) (0.8%)*(7) (8)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 11/19, Due 11/23)(11)	8,147,000	8,100,534	6,256,896
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,147,000	8,100,534	6,256,896

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
IM Square (0.9%)*(3) (7) (8) (16)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 05/28)	$7,185,490	$7,214,070	$7,023,198
			7,185,490	7,214,070	7,023,198

IMIA Holdings, Inc. (2.0%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/27)	14,925,000	14,645,916	14,835,450
			14,925,000	14,645,916	14,835,450

Innovad Group II BV (0.8%)*(3) (7) (8) (16)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 04/21, Due 04/28)	6,375,256	6,314,463	6,203,703
			6,375,256	6,314,463	6,203,703

INOS 19-090 GmbH (0.7%)*(3) (7) (8) (16)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 12/20, Due 12/27)	5,371,919	5,490,210	5,356,008
			5,371,919	5,490,210	5,356,008

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.9%)*(7) (8) (11)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/20, Due 02/26)	6,736,785	6,634,234	6,346,052
			6,736,785	6,634,234	6,346,052

Jade Bidco Limited (Jane's) (1.1%)*(3) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.0% Cash, Acquired 11/19, Due 12/26)(12)	7,241,738	7,093,269	7,167,612
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 11/19, Due 12/26)(17)	1,338,894	1,252,089	1,325,189
			8,580,632	8,345,358	8,492,801

Jedson Engineering, Inc. (0.4%)*(7) (25)	Engineering & Construction Management	First Lien Loan (12.0% Cash, Acquired 12/20, Due 06/24)	2,650,000	2,650,000	2,650,000
			2,650,000	2,650,000	2,650,000

JetBlue 2019-1 Class B Pass Through Trust (0.7%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	4,443,386	4,443,386	5,199,273
			4,443,386	4,443,386	5,199,273

JF Acquisition, LLC (0.5%)*(7) (8) (11)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 07/24)	3,875,565	3,746,453	3,808,533
			3,875,565	3,746,453	3,808,533

Kano Laboratories LLC (1.2%)*(7)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)(8) (11)	8,779,520	8,548,054	8,779,520
		Partnership Equity (203.2 units, Acquired 11/20)		203,198	230,306
			8,779,520	8,751,252	9,009,826

Kene Acquisition, Inc. (En Engineering) (1.0%)*(7) (8) (9)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	7,243,172	7,138,286	7,243,172
			7,243,172	7,138,286	7,243,172

Kona Buyer, LLC (3.3%)*(7) (8) (11)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	24,244,318	23,708,135	24,244,318
			24,244,318	23,708,135	24,244,318

LAF International (0.2%)*(3) (7) (8) (17)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	1,506,635	1,542,469	1,470,291
			1,506,635	1,542,469	1,470,291

Learfield Communications, LLC (1.1%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(8) (9)	135,734	95,692	130,068
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(11)	7,754,000	7,704,071	7,783,077
			7,889,734	7,799,763	7,913,145

Legal Solutions Holdings (1.5%)*(7) (24) (25)	Business Services	Senior Subordinated Loan (16.0% PIK, Acquired 12/20, Due 03/22)	11,371,442	10,129,207	11,030,298
			11,371,442	10,129,207	11,030,298

LivTech Purchaser, Inc. (0.1%)*(7) (8) (11)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/21, Due 12/25)	918,023	907,182	905,523
			918,023	907,182	905,523

MC Group Ventures Corporation (0.6%)*(7)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(8) (11)	3,703,504	3,595,340	3,613,089
		Partnership Units (746.66 Units, Acquired 06/21)		746,662	746,660
			3,703,504	4,342,002	4,359,749

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Media Recovery, Inc. (SpotSee) (1.0%)*(7) (8)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 11/25)(11)	$2,947,860	$2,904,822	$2,947,860
		First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(14)	4,436,853	4,314,118	4,436,853
			7,384,713	7,218,940	7,384,713

MNS Buyer, Inc. (0.1%)*(7)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(8) (9)	923,077	904,955	904,615
		Partnership Units (76.92 Units, Acquired 08/21)		76,923	76,920
			923,077	981,878	981,535

Modern Star Holdings Bidco Pty Limited. (0.6%)*(3) (7) (8) (19)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	4,431,728	4,467,468	4,431,728
			4,431,728	4,467,468	4,431,728

MSG National Properties (0.3%)*(3) (7) (8) (11)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	2,443,296	2,380,896	2,498,270
			2,443,296	2,380,896	2,498,270

Murphy Midco Limited (0.6%)*(3) (7) (8) (14)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 11/20, Due 11/27)	4,577,225	4,296,504	4,467,552
			4,577,225	4,296,504	4,467,552

Music Reports, Inc. (0.7%)*(7) (8) (11)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 08/20, Due 08/26)	5,537,042	5,419,770	5,537,042
			5,537,042	5,419,770	5,537,042

Navia Benefit Solutions, Inc. (0.3%)* (7) (8) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	2,388,000	2,325,788	2,333,009
			2,388,000	2,325,788	2,333,009

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (1.6%)*(7) (8) (9)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	11,795,227	11,758,918	11,571,118
			11,795,227	11,758,918	11,571,118

Odeon Cinemas Group Limited (0.5%)*(3) (7)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.8% Cash, Acquired 02/21, Due 08/23)	3,995,750	4,042,293	4,075,665
			3,995,750	4,042,293	4,075,665

OG III B.V. (0.4%)*(3) (7) (8) (16)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	2,765,751	2,775,634	2,690,690
			2,765,751	2,775,634	2,690,690

Omni Intermediate Holdings, LLC (1.9%)*(7) (8) (9)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	13,930,000	13,594,798	13,930,000
			13,930,000	13,594,798	13,930,000

Options Technology Ltd. (1.7%)*(3) (7) (8) (11)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/19, Due 12/25)	12,319,906	12,138,737	12,319,906
			12,319,906	12,138,737	12,319,906

Oracle Vision Bidco Limited (0.4%)*(3) (7) (8) (22)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	3,086,103	3,138,014	3,006,380
			3,086,103	3,138,014	3,006,380

Origin Bidco Limited (0.1%)*(3) (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(11)	597,094	581,261	582,346
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(16)	384,446	393,487	374,950
			981,540	974,748	957,296

Pacific Health Supplies Bidco Pty Limited (1.2%)*(3) (7) (8) (20)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	8,722,219	8,716,566	8,582,268
			8,722,219	8,716,566	8,582,268

Pare SAS (SAS Maurice MARLE) (0.6%)*(3) (7) (8) (16)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	4,726,198	4,474,717	4,693,115
			4,726,198	4,474,717	4,693,115

Patriot New Midco 1 Limited (Forensic Risk Alliance) (1.0%)*(3) (7) (8)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 02/20, Due 02/27)(11)	4,006,241	3,917,757	3,870,029
		First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 02/20, Due 02/27)(16)	3,488,293	3,206,723	3,369,691
			7,494,534	7,124,480	7,239,720

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
PDQ.Com Corporation (0.6%)*(7)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/21, Due 08/28)(8) (11)	$4,694,533	$4,608,355	$4,607,315
		Class A-2 Partnership Units (26.32 units, Acquired 08/21)		26,316	26,320
			4,694,533	4,634,671	4,633,635

PerTronix, LLC (0.9%)*(7) (8) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	6,525,965	6,440,766	6,525,965
			6,525,965	6,440,766	6,525,965

Premium Franchise Brands, LLC (2.0%)*(7) (8) (11)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	14,852,588	14,586,908	14,555,536
			14,852,588	14,586,908	14,555,536

Premium Invest (0.3%)*(3) (7) (8) (16)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	2,732,804	2,674,511	2,583,119
			2,732,804	2,674,511	2,583,119

Preqin MC Limited (0.9%)*(3) (7) (8) (23)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	6,789,005	6,589,000	6,585,335
			6,789,005	6,589,000	6,585,335

Process Equipment, Inc. (ProcessBarron) (0.8%)*(7) (8) (11)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	6,173,594	6,108,998	5,642,665
			6,173,594	6,108,998	5,642,665

Professional Datasolutions, Inc. (PDI) (1.4%)*(7) (8) (12)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	10,869,004	10,858,773	10,782,052
			10,869,004	10,858,773	10,782,052

Protego Bidco B.V. (0.5%)*(3) (7) (8) (16)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/21, Due 03/27)	2,270,096	2,308,328	2,270,096
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	1,577,424	1,558,533	1,517,358
			3,847,520	3,866,861	3,787,454

PSC UK Pty Ltd. (0.4%)*(3) (7) (8) (13)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 11/19, Due 10/24)	2,648,286	2,453,899	2,648,286
			2,648,286	2,453,899	2,648,286

QPE7 SPV1 BidCo Pty Ltd (0.5%)*(3) (7) (8) (20)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	4,149,193	4,022,028	4,075,972
			4,149,193	4,022,028	4,075,972

Questel Unite (3.4%)*(3) (7) (8)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 12/20, Due 12/27)(16)	18,333,313	18,730,984	18,259,980
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)(11)	6,892,270	6,799,020	6,864,701
			25,225,583	25,530,004	25,124,681

Recovery Point Systems, Inc. (1.6%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 07/26)(8) (11)	11,677,818	11,480,879	11,677,818
		Partnership Equity (187,235 units, Acquired 03/21)		187,235	160,086
			11,677,818	11,668,114	11,837,904

REP SEKO MERGER SUB LLC (1.0%)* (7) (8) (11)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	7,633,228	7,426,430	7,542,350
			7,633,228	7,426,430	7,542,350

Resonetics, LLC (0.3%)*(7) (8) (11)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 04/21, Due 04/29)	2,088,364	2,048,222	2,052,475
			2,088,364	2,048,222	2,052,475

Reward Gateway (UK) Ltd (2.2%)*(3) (7) (8) (22)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 08/21, Due 06/28)	16,885,629	16,872,272	16,359,475
			16,885,629	16,872,272	16,359,475

RPX Corporation (3.0%)*(7) (8) (11)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	22,693,750	22,241,517	22,183,141
			22,693,750	22,241,517	22,183,141

Ruffalo Noel Levitz, LLC (1.3%)*(7) (8) (11)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/22)	9,543,326	9,512,741	9,543,326
			9,543,326	9,512,741	9,543,326

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Safety Products Holdings, LLC (3.0%)*(7)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(8) (9)	$22,042,019	$21,602,682	$21,546,073
		Preferred Stock (372.1 shares, Acquired 12/20)		372,088	481,550
			22,042,019	21,974,770	22,027,623

Scaled Agile, Inc. (0.5%)*(7) (8) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 06/19, Due 06/24)	3,913,793	3,887,783	3,913,793
			3,913,793	3,887,783	3,913,793

Serta Simmons Bedding LLC (1.5%)*(8) (9)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	7,368,676	7,229,543	7,418,930
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,616,420	3,375,529	3,431,874
			10,985,096	10,605,072	10,850,804

Sigmatek Systems, LLC (0.5%)*(7) (8) (11)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/21, Due 01/27)	3,955,075	3,884,464	3,939,255
			3,955,075	3,884,464	3,939,255

SISU ACQUISITIONCO., INC. (1.8%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	14,026,839	13,776,673	13,606,034
			14,026,839	13,776,673	13,606,034

Smile Brands Group Inc. (0.6%)*(7) (8) (11)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.17%, 5.4% Cash, Acquired 10/18, Due 10/24)	4,593,488	4,544,784	4,541,006
			4,593,488	4,544,784	4,541,006

SN BUYER, LLC (2.5%)*(7) (8) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/20, Due 12/26)	18,791,130	18,456,094	18,791,130
			18,791,130	18,456,094	18,791,130

Springbrook Software (SBRK Intermediate, Inc.) (1.4%)*(7) (8) (11)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/19, Due 12/26)	10,372,004	10,197,959	10,372,004
			10,372,004	10,197,959	10,372,004

SPT Acquico Limited (0.1%)*(3) (7) (8) (11)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	658,312	643,248	658,312
			658,312	643,248	658,312

SSCP Pegasus Midco Limited (0.9%)*(3) (7) (8) (14)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	6,927,047	6,383,318	6,806,240
			6,927,047	6,383,318	6,806,240

Syniverse Holdings, Inc. (2.3%)*(8) (11)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/18, Due 03/23)	17,390,580	16,402,204	17,377,190
			17,390,580	16,402,204	17,377,190

TA SL Cayman Aggregator Corp. (0.3%)*(7)	Technology	Unsecured HoldCo Note (8.8% PIK, Acquired 07/21, Due 07/28)(8)	1,994,681	1,955,723	1,954,788
		Common Stock (1,227.79 shares, Acquired 07/21)		49,876	49,873
			1,994,681	2,005,599	2,004,661

The Hilb Group, LLC (2.1%)*(7) (8) (11)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	11,577,874	11,351,908	11,323,160
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	4,661,299	4,469,559	4,652,567
			16,239,173	15,821,467	15,975,727

Total Safety U.S. Inc. (0.9%)*(8) (12)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	6,583,183	6,381,802	6,492,664
			6,583,183	6,381,802	6,492,664

Transit Technologies LLC (0.8%)*(7) (8) (11)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/20, Due 02/25)	6,035,305	5,939,227	5,830,105
			6,035,305	5,939,227	5,830,105

Transportation Insight, LLC (2.6%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 08/18, Due 12/24)	19,358,809	19,254,043	19,107,144
			19,358,809	19,254,043	19,107,144

Trident Maritime Systems, Inc. (2.0%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	14,925,000	14,690,761	14,715,572
			14,925,000	14,690,761	14,715,572

Truck-Lite Co., LLC (3.0%)*(7) (8) (11)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	22,127,885	21,779,394	22,127,885
			22,127,885	21,779,394	22,127,885

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Trystar, LLC (1.5%)*(7)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 09/18, Due 09/23)(8) (11)	$11,185,659	$11,076,678	$11,118,545
		Class A LLC Units (384.5 units, Acquired 09/18)		395,995	341,244
			11,185,659	11,472,673	11,459,789

Turf Products, LLC (1.2%)*(7) (25)	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt (10.0% Cash, Acquired 12/20, Due 10/23)	8,697,056	8,383,961	8,618,783
			8,697,056	8,383,961	8,618,783

Turnberry Solutions, Inc. (1.0%)*(7) (8) (11)	Consumer Cyclical	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	7,500,000	7,354,973	7,350,000
			7,500,000	7,354,973	7,350,000

U.S. Gas & Electric, Inc. (0.2%)*(7) (25)	Energy Services	Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)	2,285,250	1,785,250	1,785,250
		Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)(26)	2,485,469	—	—
			4,770,719	1,785,250	1,785,250

U.S. Silica Company (0.2%)*(3) (8) (9)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,475,961	1,478,281	1,443,681
			1,475,961	1,478,281	1,443,681

UKFast Leaders Limited (1.6%)*(3) (7) (8) (14)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 7.0%, 7.1% Cash, Acquired 09/20, Due 9/27)	12,256,215	11,387,846	12,018,579
			12,256,215	11,387,846	12,018,579

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.2%)*(7) (8) (11)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,221,755	16,053,098	16,203,733
			16,221,755	16,053,098	16,203,733

Utac Ceram (0.7%)*(3) (7) (8)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)(16)	1,738,425	1,704,583	1,701,198
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 5.8% Cash, Acquired 02/21, Due 09/27)(11)	3,517,700	3,453,425	3,442,372
			5,256,125	5,158,008	5,143,570

Validity, Inc. (0.6%)*(7) (8) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 07/19, Due 05/25)	4,783,146	4,680,384	4,720,965
			4,783,146	4,680,384	4,720,965

Vital Buyer, LLC (1.1%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 06/21, Due 06/28)(8) (11)	7,841,548	7,690,607	7,701,999
		Partnership Units (16,442.9 units, Acquired 06/21)		164,429	178,156
			7,841,548	7,855,036	7,880,155

W2O Holdings, Inc. (0.3%)*(7) (8) (11)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 10/20, Due 06/25)	2,152,276	2,087,324	2,152,276
			2,152,276	2,087,324	2,152,276

World 50, Inc. (1.6%)*(7) (8) (9)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	3,288,280	3,206,092	3,288,280
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 09/20, Due 01/26)	9,031,837	8,863,090	8,851,200
			12,320,117	12,069,182	12,139,480

Subtotal Non–Control / Non–Affiliate Investments (181.9%)			1,373,918,059	1,346,611,782	1,355,088,125

Affiliate Investments: (4)
Eclipse Business Capital, LLC (12.7%)*(7)	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	4,545,455	4,501,161	4,545,455
		Revolver (LIBOR + 7.25%, Acquired 07/21. Due 07/28)(11)		(131,956)	—
		LLC Units (89,849,519 units, Acquired 07/21)		89,849,519	89,849,519
			4,545,455	94,218,724	94,394,974

Jocassee Partners LLC (4.9%)*(3)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		30,158,270	36,133,440
				30,158,270	36,133,440

JSC Tekers Holdings (0.8%)*(3) (7) (25)	Real Estate Management	Preferred Stock (9,159,085 shares, Acquired 12/20)		4,753,000	5,953,405
		Common Stock (3,201 shares, Acquired 12/20)		—	—
				4,753,000	5,953,405

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Security Holdings B.V. (6.0%)*(3) (7) (25)	Electrical Engineering	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/22)	$5,451,205	$5,451,207	$5,451,205
		Senior Subordinated Loan (3.1% PIK, Acquired 12/20, Due 05/22)	8,953,684	8,953,685	8,953,684
		Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK, Acquired 04/21, Due 04/25)	6,953,700	7,155,302	6,953,700
		Common Stock (900 shares, Acquired 12/20)		21,264,000	23,159,294
			21,358,589	42,824,194	44,517,883

Thompson Rivers LLC (4.4%)*(3)	Investment Funds & Vehicles	7.75% Member Interest, Acquired 06/20		30,000,000	32,684,880
				30,000,000	32,684,880

Waccamaw River LLC (1.3%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 02/21		9,320,000	9,315,405
				9,320,000	9,315,405

Subtotal Affiliate Investments (29.9%)			25,904,044	211,274,188	222,999,987

Control Investments:(5)
MVC Automotive Group Gmbh (2.2%)*(3) (7) (25)	Automotive	Bridge Loan (6.0% Cash, Acquired 12/20, Due 12/21)	7,149,166	7,149,166	7,149,166
		Common Equity Interest (18,000 shares, Acquired 12/20)		9,553,000	9,080,420
			7,149,166	16,702,166	16,229,586

MVC Private Equity Fund LP (1.1%)*(3) (25)	Investment Funds & Vehicles	General Partnership Interest		224,978	201,948
		Limited Partnership Interest		8,899,284	7,963,274
				9,124,262	8,165,222

Subtotal Control Investments (3.3%)			7,149,166	25,826,428	24,394,808

Short-Term Investments:

BlackRock, Inc. (3.4%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.04% yield)		25,000,000	25,000,000
				25,000,000	25,000,000

JPMorgan Chase & Co. (3.4%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.05% yield)		25,000,000	25,000,000
				25,000,000	25,000,000

Subtotal Short-Term Investment (6.7%)				50,000,000	50,000,000

Total Investments, September 30, 2021 (221.9%)*			$1,406,971,269	$1,633,712,398	$1,652,482,920

Derivative Instruments

Credit Support Agreement(a)(b)(d)
Description	Counter Party	Settlement Date(c)	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$14,300,006	$700,006

Total Credit Support Agreement, September 30, 2021					$700,006
(a) The Credit Support Agreement covers all of the investments acquired by Barings BDC, Inc. (“the Company”) from MVC Capital, Inc. ("MVC") in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “Reference Portfolio”). Each investment that is included in the Reference Portfolio is denoted in the above Schedule of Investments with footnote (25).
(b)      The Company and Barings LLC entered into a Credit Support Agreement pursuant to which Barings LLC agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 or (2) the date on which the entire Reference Portfolio has been realized or written off.
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreement.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$9,000,000	$6,523,357	10/06/21	$(22,179)
Foreign currency forward contract (AUD)	$6,550,418	A$9,000,000	10/06/21	49,240
Foreign currency forward contract (AUD)	A$2,098,659	$1,507,742	01/06/22	9,026

Foreign currency forward contract (CAD)	C$6,124,048	$4,797,823	10/06/21	36,200
Foreign currency forward contract (CAD)	$4,962,973	C$6,124,048	10/06/21	128,950
Foreign currency forward contract (CAD)	$4,881,155	C$6,229,673	01/06/22	(36,660)

Foreign currency forward contract (DKK)	2,105,000kr.	$328,520	10/06/21	(428)
Foreign currency forward contract (DKK)	$334,772	2,105,000kr.	10/06/21	6,680
Foreign currency forward contract (DKK)	$335,107	2,142,838kr.	01/06/22	446

Foreign currency forward contract (EUR)	€13,326,630	$15,559,560	10/06/21	(114,118)
Foreign currency forward contract (EUR)	$15,737,249	€13,326,630	10/06/21	291,805
Foreign currency forward contract (EUR)	$4,864,467	€4,182,593	01/06/22	6,576

Foreign currency forward contract (GBP)	£9,000,000	$12,189,271	10/06/21	(54,099)
Foreign currency forward contract (GBP)	$12,254,165	£9,000,000	10/06/21	118,993
Foreign currency forward contract (GBP)	£4,465,465	$5,997,745	01/06/22	24,868

Foreign currency forward contract (SEK)	1,787,447kr	$203,104	10/06/21	1,212
Foreign currency forward contract (SEK)	$209,997	1,787,447kr	10/06/21	5,680
Foreign currency forward contract (SEK)	$203,853	1,791,942kr	01/07/22	(1,216)
Total Foreign Currency Forward Contracts, September 30, 2021				$450,976
_______________________________________________________________
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Ferrellgas L.P., Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Company's Board of Directors (the "Board") determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended (the “1940 Act”), based on, among other things, the input of the Company's external investment adviser, Barings LLC (“Barings”), the Company’s Audit Committee and independent valuation firms that have been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of September 30, 2021 represented 221.9% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 26.4% of total investments at fair value as of September 30, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the nine months ended September 30, 2021 were as follows:

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Advantage Insurance, Inc.(e)	Preferred Stock (587,001 shares)	$5,946,641	$—	$(5,870,010)	$(76,631)	$—	$—	$71,500
		5,946,641	—	(5,870,010)	(76,631)	—	—	71,500

Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	—	4,501,161	—	—	44,294	4,545,455	80,550
	Revolver (LIBOR + 7.25%)	—	4,408	(136,364)	—	131,956	—	12,457
	LLC units (89,849,519 units)	—	89,849,519	—	—	—	89,849,519	1,693,429
		—	94,355,088	(136,364)	—	176,250	94,394,974	1,786,436

Jocassee Partners LLC	9.1% Member Interest	22,623,820	10,000,000	—	—	3,509,620	36,133,440	—
		22,623,820	10,000,000	—	—	3,509,620	36,133,440	—

JSC Tekers Holdings(e)	Preferred Stock (9,159,085 shares)	4,753,000	—	(4)	—	1,200,409	5,953,405	—
	Common Stock (3,201 shares)	—	—	—	—	—	—	—
		4,753,000	—	(4)	—	1,200,409	5,953,405	—

Security Holdings B.V(e)	Bridge Loan (5.0% PIK 5/31/2021)	5,187,508	263,697	—	—	—	5,451,205	206,690
	Senior Subordinated Loan (3.1% PIK)	8,746,454	207,230	—	—	—	8,953,684	208,872
	Senior Unsecured Term Loan (9.0% PIK)	—	8,347,853	(1,168,250)	(24,300)	(201,603)	6,953,700	562,581
	Common Equity Interest	21,329,370	—	—	—	1,829,924	23,159,294	—
		35,263,332	8,818,780	(1,168,250)	(24,300)	1,628,321	44,517,883	978,143

Thompson Rivers LLC	7.75% Member Interest	10,011,840	20,000,000	—	—	2,673,040	32,684,880	1,330,495
		10,011,840	20,000,000	—	—	2,673,040	32,684,880	1,330,495

Waccamaw River LLC	20% Member Interest	—	9,362,416	(68,188)	—	21,177	9,315,405	140,000
		—	9,362,416	(68,188)	—	21,177	9,315,405	140,000

Total Affiliate Investments		$78,598,633	$142,536,284	$(7,242,816)	$(100,931)	$9,208,817	$222,999,987	$4,306,574
(a)     Eclipse Business Capital, LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing.
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2021 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
MVC Automotive Group GmbH(e)	Common Equity Interest	$9,582,368	$—	$—	$—	$(501,948)	$9,080,420	$—
	Bridge Loan (6.0% PIK 12/31/2021)	7,149,166	—	—	—	—	7,149,166	325,287
		16,731,534	—	—	—	(501,948)	16,229,586	325,287

MVC Private Equity Fund LP	Limited Partnership Interest	8,899,284	—	—	—	(936,010)	7,963,274	—
	General Partnership Interest	224,978	1	—	—	(23,031)	201,948	478,754
		9,124,262	1	—	—	(959,041)	8,165,222	478,754

Waccamaw River LLC	50% Member Interest	—	4,500,000	(4,474,229)	—	(25,771)	—	—

Total Control Investments		$25,855,796	$4,500,001	$(4,474,229)	$—	$(1,486,760)	$24,394,808	$804,041
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
(9)The interest rate on these loans is subject to 1 Month LIBOR, which as of September 30, 2021 was 0.08025%.
(10)The interest rate on these loans is subject to 2 Month LIBOR, which as of September 30, 2021 was 0.11138%.
(11)The interest rate on these loans is subject to 3 Month LIBOR, which as of September 30, 2021 was 0.13013%.
(12)The interest rate on these loans is subject to 6 Month LIBOR, which as of September 30, 2021 was 0.15850%.
(13)The interest rate on these loans is subject to 1 Month GBP LIBOR, which as of September 30, 2021 was 0.04750%.
(14)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of September 30, 2021 was 0.08188%.
(15)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of September 30, 2021 was 0.17463%.
(16)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2021 was -0.54500%.
(17)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2021 was -0.52800%.
(18)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2021 was -0.09900%.
(19)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2021 was 0.01000%.
(20)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2021 was 0.01960%.
(21)The interest rate on these loans is subject to 3 Month CDOR, which as of September 30, 2021 was 0.44468%.
(22)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2021 was 0.16350%.
(23)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2021 was 0.05628%.
(24)Non-accrual investment.
(25)Investment was purchased as part of the MVC Acquisition and is part of the Reference Portfolio for purposes of the Credit Support Agreement.
(26)In 2017, MVC received $5.7 million of 9.5% second lien callable notes due in 2025, in lieu of an escrow to satisfy any indemnification claims associated with MVC’s sale of its equity investment in U.S. Gas & Electric ("U.S. Gas"). Effective January 1, 2018, the cost basis of the U.S. Gas second lien loan was decreased by approximately $3.0 million due to a working capital adjustment. This loan is still subject to indemnification adjustments.

See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (4.0%)*(7) (9) (12)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/19, Due 07/25)	$29,000,000	$28,490,102	$28,420,000
			29,000,000	28,490,102	28,420,000

Accelerate Learning, Inc. (1.0%)*(7) (9) (12)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/18, Due 12/24)	7,567,965	7,461,410	7,258,435
			7,567,965	7,461,410	7,258,435

Accurus Aerospace Corporation (2.9%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 10/18, Due 10/24)	24,500,000	24,251,575	20,506,500
			24,500,000	24,251,575	20,506,500

ADE Holding (d/b/a AD Education) (0.8%)*(3) (7) (9) (19)	Education Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 01/20, Due 01/27)	5,459,746	4,977,557	5,459,746
			5,459,746	4,977,557	5,459,746

AEP Holdings, Inc. (1.8%)*(7) (9)	Wholesale	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (18)	4,362,794	4,143,810	4,275,538
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/25) (12)	8,902,516	8,727,725	8,724,466
			13,265,310	12,871,535	13,000,004

Aftermath Bidco Corporation (1.3%)* (7) (9) (12)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/19, Due 04/25)	9,425,284	9,265,301	9,335,155
			9,425,284	9,265,301	9,335,155

Ahead DB Borrower, LLC. (0.3%)*(7) (9) (12)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 10/20, Due 10/28)	2,139,295	2,076,161	2,075,117
			2,139,295	2,076,161	2,075,117

Air Canada 2020-2 Class B Pass Through Trust (1.1%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	7,500,000	7,500,000	8,077,169
			7,500,000	7,500,000	8,077,169

American Dental Partners, Inc. (1.3%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 11/18, Due 03/23)	9,800,000	9,786,672	9,396,240
			9,800,000	9,786,672	9,396,240

American Scaffold, Inc. (1.3%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/19, Due 09/25)	9,686,750	9,509,443	9,686,750
			9,686,750	9,509,443	9,686,750

Anagram Holdings, LLC (2.2%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	13,673,780	12,565,289	15,588,108
			13,673,780	12,565,289	15,588,108

Anchorage Capital CLO Ltd: Series 2013-1A (0.3%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class DR (LIBOR + 6.8%, 7.0% Cash, Acquired 03/20, Due 10/30)	2,000,000	1,743,066	2,000,156
			2,000,000	1,743,066	2,000,156

Anju Software, Inc. (1.9%)*(7) (12)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.4% Cash, Acquired 02/19, Due 02/25)	13,701,182	13,442,543	13,385,963
			13,701,182	13,442,543	13,385,963

Apex Bidco Limited (0.3%)*(3) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.50%, 7.0% Cash, Acquired 01/20, Due 01/27) (9) (15)	1,992,033	1,851,359	1,950,974
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	258,955	241,837	253,618
			2,250,988	2,093,196	2,204,592

AQA Acquisition Holding, Inc. (f/k/a SmartBear) (0.7%)*(7) (9) (12)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 9.0% Cash, Acquired 10/18, Due 05/24)	4,959,088	4,877,581	4,959,088
			4,959,088	4,877,581	4,959,088

Arch Global Precision LLC (2.3%)*(7) (12)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 04/19, Due 04/26)	16,649,218	16,496,045	16,557,510
			16,649,218	16,496,045	16,557,510

Archimede (0.4%)*(3) (7) (9) (17)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	2,677,354	2,510,391	2,610,420
			2,677,354	2,510,391	2,610,420

Argus Bidco Limited (0.8%)*(3) (7) (9) (15)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)	5,715,005	5,383,300	5,543,555
			5,715,005	5,383,300	5,543,555

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Armstrong Transport Group (Pele Buyer, LLC ) (1.0%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	$5,354,941	$5,277,976	$5,302,778
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/20, Due 06/24)	2,000,318	1,964,493	2,000,318
			7,355,259	7,242,469	7,303,096

Ascensus Specialties, LLC (1.0%)*(7) (9) (10)	Specialty Chemicals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 09/19, Due 09/26)	7,019,401	6,959,939	6,978,909
			7,019,401	6,959,939	6,978,909

ASPEQ Heating Group LLC (1.2%)* (7) (9) (12)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	8,945,499	8,833,249	8,862,629
			8,945,499	8,833,249	8,862,629

Auxi International (0.2%)*(3) (7) (9) (19)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/19, Due 12/26)	1,712,970	1,514,901	1,682,438
			1,712,970	1,514,901	1,682,438

AVSC Holding Corp. (1.4%)*(9) (12)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, 0.25% PIK, Acquired 08/18, Due 03/25)	4,904,496	4,313,104	4,165,780
		First Lien Senior Secured Term Loan (LIBOR + 4.50%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 03/25)	748,116	682,722	665,823
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	4,951,086	4,816,560	5,668,994
			10,603,698	9,812,386	10,500,597

Bass Pro Group, LLC (0.3%)*(9) (12)	General Merchandise Stores	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.8% Cash, Acquired 03/20, Due 09/24)	1,979,540	1,793,950	1,983,083
			1,979,540	1,793,950	1,983,083

BDP International, Inc. (f/k/a BDP Buyer, LLC) (4.8%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/18, Due 12/24)	34,937,500	34,387,459	34,238,750
			34,937,500	34,387,459	34,238,750

Beacon Pointe Advisors, LLC (0.1%)*(7) (9) (12)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 03/20, Due 03/26)	631,591	611,703	631,591
			631,591	611,703	631,591

Benify (Bennevis AB) (0.2%)*(3) (7) (9) (20)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,588,980	1,366,586	1,576,555
			1,588,980	1,366,586	1,576,555

Black Diamond Equipment Rentals LLC (1.2%)*(7) (23)	Equipment Rental	Second Lien Loan (12.5% Cash, Acquired 12/20, Due 06/22)	7,500,000	7,500,000	7,500,000
		Warrant (1.0 unit, Acquired 12/20)		847,000	847,000
			7,500,000	8,347,000	8,347,000

British Airways 2020-1 Class B Pass Through Trust (0.2%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	1,500,000	1,500,000	1,661,827
			1,500,000	1,500,000	1,661,827

British Engineering Services Holdco Limited (1.1%)*(3) (7) (9) (15)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.5% Cash, Acquired 12/20, Due 12/27)	8,667,451	7,989,566	8,191,066
			8,667,451	7,989,566	8,191,066

Brown Machine Group Holdings, LLC (0.7%)*(7) (9) (12)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	5,286,022	5,241,933	5,286,022
			5,286,022	5,241,933	5,286,022

Cadent, LLC (f/k/a Cross MediaWorks) (1.0%)*(7) (9) (12)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 09/18, Due 09/23)	7,532,846	7,490,785	7,361,851
			7,532,846	7,490,785	7,361,851

Carlson Travel, Inc (1.0%)*	Business Travel Management	First Lien Senior Secured Note (6.8% Cash, Acquired 09/20, Due 12/25)	3,000,000	2,362,500	2,471,250
		Super Senior Secured Term Loan (10.5% Cash, Acquired 12/20, Due 3/25)	4,239,000	4,149,608	4,376,768
		Common Stock (1,962 units, Acquired 11/20)(7)		88,290	68,670
			7,239,000	6,600,398	6,916,688

Carlyle Aviation Partners Ltd. (0.2%)*	Structured Finance	Structured Secured Note, Series 2019-2 - Class A (3.4% Cash, Acquired 3/20, Due 11/39)	912,844	826,343	863,003
		Structured Secured Note, Series 2018-2 - Class A (4.5% Cash, Acquired 3/20, Due 11/38)	432,194	391,920	408,302
			1,345,038	1,218,263	1,271,305

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Centralis Finco S.a.r.l. (0.1%)*(3) (7) (9) (18)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/20, Due 05/27)	$867,913	$732,995	$867,913
			867,913	732,995	867,913

Cineworld Group PLC (1.1%)*(3) (9) (13)	Leisure Products	First Lien Senior Secured Term Loan (LIBOR + 2.50%, 2.8% Cash, Acquired 04/20, Due 02/25)	9,070,729	5,915,501	6,121,290
		Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,618,242	1,446,976	1,920,318
		Warrants (553,375 units, Acquired 12/20)		101,602	166,416
			10,688,971	7,464,079	8,208,024

Classic Collision (Summit Buyer, LLC) (1.6%)*(7) (9) (12)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 01/20, Due 01/26)	12,006,341	11,774,075	11,820,664
			12,006,341	11,774,075	11,820,664

CM Acquisitions Holdings Inc. (3.4%)*(7) (9) (13)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/19, Due 05/25)	24,655,278	24,287,477	24,196,657
			24,655,278	24,287,477	24,196,657

CMT Opco Holding, LLC (Concept Machine) (0.6%)*(7) (9) (12)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)	4,425,935	4,351,646	4,097,088
		LLC Units (8,309 units, Acquired 01/20)		332,904	230,492
			4,425,935	4,684,550	4,327,580

Command Alkon (Project Potter Buyer, LLC) (3.0%)*(7) (9) (10)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)	22,166,804	21,527,201	21,501,800
		Class A Units (90.384 units, Acquired 04/20)		90,384	93,510
		Class B Units (33,324.69 units, Acquired 04/20)		—	8,165
			22,166,804	21,617,585	21,603,475

Confie Seguros Holding II Co. (0.3%)*(9) (12)	Insurance Brokerage Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.7% Cash, Acquired 10/19, Due 11/25)	2,500,000	2,370,563	2,233,600
			2,500,000	2,370,563	2,233,600

Contabo Finco S.À R.L (0.2%)*(3) (7) (9) (18)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 4.75%, 4.8% Cash, Acquired 10/19, Due 10/26)	1,483,377	1,310,386	1,454,918
			1,483,377	1,310,386	1,454,918

CSL DualCom (0.5%)*(3) (7) (9) (15)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 09/20, Due 09/27)	3,776,936	3,339,563	3,646,170
			3,776,936	3,339,563	3,646,170

Custom Alloy Corporation (4.8%)*(7) (23)	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan (15.0% PIK, Acquired 12/20, Due 04/22)	39,391,300	31,434,257	31,434,257
		Revolver (15.0% PIK, Acquired 12/20, Due 04/21)	3,745,808	3,228,308	3,228,308
			43,137,108	34,662,565	34,662,565

Dart Buyer, Inc. (1.7%)*(3) (7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 04/25)	12,310,907	12,092,929	12,188,061
			12,310,907	12,092,929	12,188,061

Diamond Sports Group, LLC (0.1%)*(9) (10)	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 3.4% Cash, Acquired 03/20, Due 08/26)	989,975	790,536	872,208
			989,975	790,536	872,208

Discovery Education, Inc. (3.7%)*(7) (9) (10)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	27,000,000	26,538,991	26,527,500
			27,000,000	26,538,991	26,527,500

Distinct Holdings, Inc. (1.0%)*(7) (9) (10)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	7,516,792	7,453,665	7,475,638
			7,516,792	7,453,665	7,475,638

DreamStart Bidco SAS (d/b/a SmartTrade) (0.3%)*(3) (7) (9) (19)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 1.8% PIK, Acquired 03/20, Due 03/27)	2,232,173	1,939,189	2,176,655
			2,232,173	1,939,189	2,176,655

Dukane IAS, LLC (0.6%)*(7) (23)	Welding Equipment Manufacturer	Second Lien Note (10.5% Cash, 2.5% PIK, Acquired 12/20, Due 12/24)	4,604,374	4,604,374	4,604,374
			4,604,374	4,604,374	4,604,374

Envision Healthcare Corp. (0.4%)*(9) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 3.9% Cash, Acquired 03/20, Due 10/25)	3,156,772	2,259,339	2,623,688
			3,156,772	2,259,339	2,623,688

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Exeter Property Group, LLC (2.6%)*(7) (9) (10)	Real Estate	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.7% Cash, Acquired 02/19, Due 08/24)	$19,363,647	$19,100,177	$18,976,374
			19,363,647	19,100,177	18,976,374

F24 (Stairway BidCo Gmbh) (0.3%)*(3) (7) (9) (18)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 08/20, Due 08/27)	1,855,625	1,734,062	1,805,715
			1,855,625	1,734,062	1,805,715

FitzMark Buyer, LLC (0.5%)*(7) (9) (10)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	3,529,412	3,429,854	3,429,412
			3,529,412	3,429,854	3,429,412

Foundation Risk Partners, Corp. (1.4%)*(7) (9) (12)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 11/23)	8,789,777	8,575,855	8,576,718
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 09/20, Due 11/24)	1,722,222	1,588,593	1,602,355
			10,511,999	10,164,448	10,179,073

GoldenTree Loan Opportunities IX, Limited: Series 2014-9A (0.2%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class DR2 (LIBOR + 3.0%, 3.2% Cash, Acquired 03/20, Due 10/29)	1,250,000	916,935	1,231,963
			1,250,000	916,935	1,231,963

GTM Intermediate Holdings, Inc. (0.9%)*(7) (23)	Medical Equipment Manufacturer	Second Lien Loan (11.0% Cash, 1.0% PIK, Acquired 12/20, Due 11/24)	5,115,750	5,064,593	5,064,593
		Common Stock (2 shares, Acquired 12/20)		1,078,778	1,078,778
			5,115,750	6,143,371	6,143,371

Gulf Finance, LLC (0.1%)*(9) (10)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 08/23)	1,048,305	944,246	788,105
			1,048,305	944,246	788,105

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (1.1%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	7,500,000	7,500,000	7,738,286
			7,500,000	7,500,000	7,738,286

Heartland, LLC (1.2%)*(7) (9) (12)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	8,831,018	8,667,194	8,582,892
			8,831,018	8,667,194	8,582,892

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.6%)*(3) (7) (9)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/19, Due 09/26)(19)	10,413,655	9,216,174	10,266,128
		First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 07/20, Due 09/26) (18)	1,092,757	820,169	1,092,757
			11,506,412	10,036,343	11,358,885

Highbridge Loan Management Ltd: Series 2014A-19 (0.1%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class E (LIBOR + 6.75%, 7.0% Cash, Acquired 03/20, Due 07/30)	1,000,000	833,749	978,180
			1,000,000	833,749	978,180

Highpoint Global LLC (0.7%)*(7) (23)	Government Services	Second Lien Note (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 09/22)	5,307,799	5,286,568	5,286,568
			5,307,799	5,286,568	5,286,568

Holley Performance Products (Holley Purchaser, Inc.) (2.4%)*(7) (9) (12)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 5.2% Cash, Acquired 10/18, Due 10/25)	16,936,387	16,754,221	16,936,387
			16,936,387	16,754,221	16,936,387

HTI Technology & Industries (1.70%)* (7) (23)	Electronic Component Manufacturing	Second Lien Note (12.0% Cash, 4.8% PIK, Acquired 12/20, Due 09/24)	12,619,964	12,115,165	12,115,165
			12,619,964	12,115,165	12,115,165

HW Holdco, LLC (Hanley Wood LLC) (1.0%)*(7) (9) (12)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/18, Due 12/24)	7,527,218	7,396,115	7,527,218
			7,527,218	7,396,115	7,527,218

Hyperion Materials & Technologies, Inc. (1.9%)*(7) (9) (12)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/19, Due 08/26)	13,855,795	13,643,767	13,700,560
			13,855,795	13,643,767	13,700,560

IGL Holdings III Corp. (1.9%)*(7) (9) (12)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	14,025,147	13,635,887	13,626,360
			14,025,147	13,635,887	13,626,360

IM Analytics Holding, LLC (d/b/a NVT) (1.0%)*(7) (9) (12)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 11/19, Due 11/23)	8,209,191	8,147,872	6,982,738
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,209,191	8,147,872	6,982,738

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
INOS 19-090 GmbH (1.7%)*(3) (7) (9) (18)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.1%, 6.1% Cash, Acquired 12/20, Due 10/27)	$12,275,911	$11,888,699	$11,934,913
			12,275,911	11,888,699	11,934,913

Institutional Shareholder Services, Inc. (0.7%)*(7) (9) (12)	Diversified Support Services	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.7% Cash, Acquired 03/19, Due 03/27)	4,951,685	4,830,132	4,951,685
			4,951,685	4,830,132	4,951,685

International Precision Components (1.0%)*(7) (23)	Plastic Injection Molding	Second Lien Loan (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 10/24)	7,000,000	6,895,000	6,895,000
			7,000,000	6,895,000	6,895,000

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.9%)*(7) (9) (12)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/20, Due 02/26)	6,819,551	6,700,432	6,300,583
			6,819,551	6,700,432	6,300,583

Jade Bidco Limited (Jane's) (1.7%)*(3) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.8% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(13)	10,538,414	10,291,098	10,353,797
		First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)(19)	2,057,007	1,813,166	2,020,971
			12,595,421	12,104,264	12,374,768

Jedson Engineering, Inc. (0.4%)*(7) (8) (23)	Engineering & Construction Management	First Lien Loan (12.0% Cash, 3.0% PIK, Acquired 12/20, Due 06/22)	9,560,423	3,000,000	3,000,000
			9,560,423	3,000,000	3,000,000

JetBlue 2019-1 Class B Pass Through Trust (0.7%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	4,721,693	4,721,693	5,048,044
			4,721,693	4,721,693	5,048,044

Kano Laboratories LLC (1.4%)*(7) (9) (12)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 09/26)	9,873,095	9,589,856	9,584,754
		Partnership Equity (227.2 units, Acquired 11/20)		227,198	227,200
			9,873,095	9,817,054	9,811,954

Kenan Advantage Group Inc. (0.6%)* (9) (10)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 3.0%, 4.0% Cash, Acquired 08/18, Due 07/22)	4,265,453	4,263,951	4,217,125
			4,265,453	4,263,951	4,217,125

Kene Acquisition, Inc. (En Engineering) (1.0%)*(7) (9) (12)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	7,298,712	7,173,784	7,202,679
			7,298,712	7,173,784	7,202,679

Kona Buyer, LLC (4.8%)*(7) (9) (12)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	35,000,000	34,132,135	34,125,000
			35,000,000	34,132,135	34,125,000

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (1.3%)*(7) (9) (12)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/18, Due 10/24)	9,218,032	9,083,136	8,987,581
		Class A LLC Units (154,320 units, Acquired 10/18)		154,320	184,312
			9,218,032	9,237,456	9,171,893

Learfield Communications, LLC (1.0%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(9)(10)	136,803	96,446	123,073
		First Lien Senior Secured Term Loan (LIBOR + 3.00%, 3.2% Cash, 10.0% PIK, Acquired 08/20, Due 12/23)(12)	7,181,368	7,117,163	7,133,468
			7,318,171	7,213,609	7,256,541

Legal Solutions Holdings (1.3%)*(7) (23)	Business Services	Senior Subordinated Loan (6.0% Cash, 10.0% PIK, Acquired 12/20, Due 03/22)	10,398,126	9,597,471	9,597,471
			10,398,126	9,597,471	9,597,471

MB2 Dental Solutions, LLC (1.0%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 6.7% Cash, Acquired 09/19, Due 09/23)	7,443,622	7,381,819	7,443,622
			7,443,622	7,381,819	7,443,622

Media Recovery, Inc. (SpotSee) (1.3%)*(7) (9) (12)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 11/25)	9,179,626	8,873,020	9,018,983
			9,179,626	8,873,020	9,018,983

Modern Star Holdings Bidco Pty Limited. (1.4%)*(3) (7) (9) (22)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	10,482,797	9,973,821	10,101,881
			10,482,797	9,973,821	10,101,881

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
MSG National Properties (0.3%)*(3) (7) (9) (12)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	$2,461,759	$2,389,417	$2,474,068
			2,461,759	2,389,417	2,474,068

Murphy Midco Limited (1.3%)*(3) (7) (9) (16)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.50%, 5.5% Cash, Acquired 11/20, Due 11/27)	9,904,416	9,228,222	9,508,239
			9,904,416	9,228,222	9,508,239

Music Reports, Inc. (0.8%)*(7) (9) (10)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 08/20, Due 08/26)	5,592,972	5,459,912	5,469,461
			5,592,972	5,459,912	5,469,461

Neuberger Berman CLO Ltd: Series 2020-36A (0.3%)*(3) (9) (12)	Structured Finance	Structured Secured Note - Class E (LIBOR + 7.81%, 8.0% Cash, Acquired 03/20, Due 04/33)	2,500,000	2,476,562	2,501,790
			2,500,000	2,476,562	2,501,790

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (1.6%)*(7) (9) (10)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	11,855,804	11,813,315	11,645,956
			11,855,804	11,813,315	11,645,956

Omni Intermediate Holdings, LLC (1.4%)*(7) (9) (10)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	10,000,000	9,700,263	9,700,000
			10,000,000	9,700,263	9,700,000

Options Technology Ltd. (1.3%)*(3) (7) (9) (12)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/19, Due 12/25)	9,796,552	9,583,342	9,633,049
			9,796,552	9,583,342	9,633,049

Pacific Health Supplies Bidco Pty Limited (2.5%)*(3) (7) (9) (21)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	18,489,367	17,237,355	17,919,335
			18,489,367	17,237,355	17,919,335

Pare SAS (SAS Maurice MARLE) (0.7%)*(3) (7) (9) (19)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, 1.5% PIK, Acquired 12/19, Due 12/26)	4,817,430	4,305,403	4,683,024
			4,817,430	4,305,403	4,683,024

Patriot New Midco 1 Limited (Forensic Risk Alliance) (1.2%)*(3) (7) (9)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/20, Due 02/27)(12)	4,489,471	4,372,581	4,388,907
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 02/20, Due 02/27) (18)	4,126,940	3,579,755	4,034,496
			8,616,411	7,952,336	8,423,403

PerTronix, LLC (1.1%)*(7) (9) (13)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/20, Due 10/26)	8,308,515	8,186,879	8,183,887
			8,308,515	8,186,879	8,183,887

Playtika Holding Corp. (0.5%)*(9) (12)	Leisure, Amusement & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 03/20, Due 12/24)	3,800,000	3,536,230	3,818,582
			3,800,000	3,536,230	3,818,582

Premier Technical Services Group (Project Graphite) (0.4%)*(3) (7) (9) (15)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.3% Cash, Acquired 08/19, Due 06/26)	3,108,900	2,681,906	3,039,998
			3,108,900	2,681,906	3,039,998

Premium Franchise Brands, LLC (3.4%)*(7) (9) (12)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	25,000,000	24,501,666	24,500,000
			25,000,000	24,501,666	24,500,000

Process Equipment, Inc. (ProcessBarron) (0.8%)*(7) (9) (12)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	6,173,594	6,090,812	5,612,414
			6,173,594	6,090,812	5,612,414

Professional Datasolutions, Inc. (PDI) (2.3%)*(7) (9) (12)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	16,924,678	16,905,254	16,628,496
			16,924,678	16,905,254	16,628,496

PSC UK Pty Ltd. (0.4%)*(3) (7) (9) (15)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 11/19, Due 10/24)	2,684,817	2,439,292	2,614,299
			2,684,817	2,439,292	2,614,299

Questel Unite (3.1%)*(3) (7) (9) (18)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/27)	22,451,369	21,728,443	21,905,058
			22,451,369	21,728,443	21,905,058

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Radwell International, LLC (1.9%)*(7) (9) (12)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 12/26)	$14,264,053	$13,916,962	$13,914,053
			14,264,053	13,916,962	13,914,053

Recovery Point Systems, Inc. (1.6%)*(7) (9) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 03/20, Due 07/26)	11,795,776	11,572,084	11,766,287
			11,795,776	11,572,084	11,766,287

REP SEKO MERGER SUB LLC (1.2%)* (7) (9) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	8,545,455	8,290,487	8,345,456
			8,545,455	8,290,487	8,345,456

RPX Corporation (2.4%)*(7) (9) (12)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	17,500,000	17,110,715	17,106,250
			17,500,000	17,110,715	17,106,250

RR Ltd: Series 2019-6A (0.3%)*(3) (12)	Structured Finance	Structured Secured Note - Class D (LIBOR + 6.75%, 7.0% Cash, Acquired 03/20, Due 04/30)	2,000,000	1,661,539	2,000,124
			2,000,000	1,661,539	2,000,124

Ruffalo Noel Levitz, LLC (1.3%)*(7) (9) (12)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/22)	9,616,736	9,552,719	9,567,718
			9,616,736	9,552,719	9,567,718

Safety Products Holdings, LLC (2.5%)* (9) (12)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(7)	18,108,567	17,559,056	17,555,609
		Common Stock (424.1 units, Acquired 12/20)		424,088	424,090
			18,108,567	17,983,144	17,979,699

Scaled Agile, Inc. (0.7%)*(7) (9) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,845,720	4,807,839	4,797,263
			4,845,720	4,807,839	4,797,263

Serta Simmons Bedding LLC (1.5%)*(9) (10)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	7,424,499	7,234,063	7,498,744
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,643,817	3,379,870	3,272,913
			11,068,316	10,613,933	10,771,657

SISU ACQUISITIONCO., INC. (2.2%)*(7) (9) (12)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	16,132,835	15,811,282	15,810,178
			16,132,835	15,811,282	15,810,178

SMA Holdings, Inc. (1.0%)*(7) (23)	Consulting	First Lien Loan (11.0% Cash, Acquired 12/20, Due 06/24)	7,000,000	6,720,000	6,720,000
		Warrants (2.0 units, Acquired 12/20)		286,781	286,781
			7,000,000	7,006,781	7,006,781

Smile Brands Group Inc. (2.1%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.17%, 5.4% Cash, Acquired 10/18, Due 10/24)	5,880,607	5,842,184	5,824,154
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/20, Due 10/24)	9,310,993	9,030,258	9,024,500
			15,191,600	14,872,442	14,848,654

SN BUYER, LLC (4.8%)*(7) (9) (12)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 11/26)	35,000,000	34,304,393	34,300,000
			35,000,000	34,304,393	34,300,000

Springbrook Software (SBRK Intermediate, Inc.) (1.3%)*(7) (9) (12)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	9,349,719	9,152,983	9,201,599
			9,349,719	9,152,983	9,201,599

SSCP Pegasus Midco Limited (2.3%)*(3) (7) (9) (16)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	17,664,989	16,498,614	16,733,353
			17,664,989	16,498,614	16,733,353

Syniverse Holdings, Inc. (2.2%)*(9) (12)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/18, Due 03/23)	17,480,454	16,048,735	15,749,365
			17,480,454	16,048,735	15,749,365

Team Health Holdings, Inc. (0.8%)*(9) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 2.75%, 3.8% Cash, Acquired 09/18, Due 02/24)	6,822,785	6,659,174	6,058,906
			6,822,785	6,659,174	6,058,906

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
The Hilb Group, LLC (2.1%)*(7) (9)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)(11)	$11,667,719	$11,413,365	$11,541,707
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/19, Due 12/26)(12)	3,602,001	3,374,934	3,373,303
			15,269,720	14,788,299	14,915,010

Total Safety U.S. Inc. (0.9%)* (12)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	6,857,482	6,611,003	6,576,325
			6,857,482	6,611,003	6,576,325

Transit Technologies LLC (0.7%)*(7) (9) (12)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 02/20, Due 02/25)	6,035,305	5,859,123	5,221,746
			6,035,305	5,859,123	5,221,746

Transportation Insight, LLC (3.3%)*(7) (9) (12)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 08/18, Due 12/24)	24,506,875	24,346,335	23,899,105
			24,506,875	24,346,335	23,899,105

Truck-Lite Co., LLC (3.0%)*(7) (9) (12)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	22,352,885	21,960,470	21,791,827
			22,352,885	21,960,470	21,791,827

Trystar, LLC (2.5%)*(7) (9) (12)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/18, Due 09/23)	17,596,398	17,384,658	17,288,461
		Class A LLC Units (384.5 units, Acquired 09/18)		395,995	339,474
			17,596,398	17,780,653	17,627,935

Tuf-Tug, Inc. (0.1%)*(7) (23)	Safety Equipment Manufacturer	Common Stock (24.6 shares, Acquired 12/20)		385,047	$385,047
				385,047	385,047

Turf Products, LLC (1.2%)*(7) (23)	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt (10.0% Cash, Acquired 12/20, Due 10/23)	8,697,056	8,383,962	8,383,962
			8,697,056	8,383,962	8,383,962

U.S. Gas & Electric, Inc. (0.2%)*(7) (23)	Energy Services	Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)	2,285,250	1,785,250	1,785,250
		Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)(24)	2,485,469	—	—
			4,770,719	1,785,250	1,785,250

U.S. Silica Company (0.2%)*(3) (9) (10)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,487,525	1,490,312	1,299,724
			1,487,525	1,490,312	1,299,724

UKFast Leaders Limited (3.3%)*(3) (7) (9) (14)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 09/20, Due 9/27)	24,226,278	22,140,865	23,625,466
			24,226,278	22,140,865	23,625,466

USF Holdings LLC (U.S. Farathane, LLC) (0.4%)*(9) (12)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 3.5%, 4.5% Cash, Acquired 08/18, Due 12/21)	3,088,580	3,092,541	2,849,214
			3,088,580	3,092,541	2,849,214

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.1%)*(7) (9) (12)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,388,428	16,165,710	15,226,488
			16,388,428	16,165,710	15,226,488

Utac Ceram (0.2%)*(3) (7) (9) (18)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/20, Due 09/27)	1,713,064	1,524,242	1,651,143
			1,713,064	1,524,242	1,651,143

Validity, Inc. (0.6%)*(7) (9) (10)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 07/19, Due 05/25)	5,025,862	4,896,882	4,586,098
			5,025,862	4,896,882	4,586,098

W2O Holdings, Inc. (0.0%)* (7) (9)	Healthcare Technology	Undrawn Delayed Draw Term Loan (LIBOR + 5.0%, 5.0% Cash, Acquired 10/20, Due 06/25)	—	(115,981)	(104,214)
			—	(115,981)	(104,214)

Winebow Group, LLC, (The) (2.1%)*(9) (10)	Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.8% Cash, Acquired 11/19, Due 07/21)	10,599,445	10,113,510	9,690,543
		Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 10/19, Due 01/22)	7,141,980	4,813,864	5,713,584
			17,741,425	14,927,374	15,404,127

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2020

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
World 50, Inc. (1.7%)*(7) (9) (10)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	$3,313,191	$3,218,141	$3,313,191
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 09/20, Due 01/26)	9,100,607	8,905,025	8,940,436
			12,413,798	12,123,166	12,253,627

Subtotal Non–Control / Non–Affiliate Investments (184.7%)			1,378,776,392	1,318,614,617	1,325,783,281

Affiliate Investment: (4)
Advantage Insurance, Inc. (0.8%)*(7) (23)	Banking, Finance, Insurance, & Real Estate	Preferred Stock (587,001 shares, Acquired 12/20)		5,946,641	5,946,641
				5,946,641	5,946,641

Jocassee Partners LLC (3.2%)*(3)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		20,158,270	22,623,820
				20,158,270	22,623,820

JSC Tekers Holdings (0.7%)*(3) (7) (23)	Real Estate Management	Preferred Stock (9,159,085 shares, Acquired 12/20)		4,753,000	4,753,000
		Common Stock (3,201 shares, Acquired 12/20)		—	—
				4,753,000	4,753,000

Security Holdings B.V. (4.9%)*(3) (7) (23)	Electrical Engineering	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/22)	5,187,506	5,187,508	5,187,508
		Senior Subordinated Loan (3.1% PIK, Acquired 12/20, Due 05/22)	8,746,454	8,746,454	8,746,454
		Common Stock (900 shares, Acquired 12/20)		21,264,000	21,329,370
			13,933,960	35,197,962	35,263,332

Thompson Rivers LLC (1.4%)*(3)	Investment Funds & Vehicles	10% Member Interest, Acquired 06/20		10,000,000	10,011,840
				10,000,000	10,011,840

Subtotal Affiliate Investments (11.0%)			13,933,960	76,055,873	78,598,633

Control Investments:(5)
MVC Automotive Group Gmbh (2.3%)*(3) (7) (23)	Other Diversified Financial Services	Bridge Loan (6.0% Cash, Acquired 12/20, Due 12/21)	7,149,166	7,149,166	7,149,166
		Common Equity Interest (18,000 shares, Acquired 12/20)		9,553,000	9,582,368
			7,149,166	16,702,166	16,731,534

MVC Private Equity Fund LP (1.3%)*(3) (23)	Investment Funds & Vehicles	General Partnership Interest		224,978	224,978
		Limited Partnership Interest		8,899,284	8,899,284
				9,124,262	9,124,262

Subtotal Control Investments (3.6%)			7,149,166	25,826,428	25,855,796

Short-Term Investments:

BlackRock, Inc. (4.2%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.08% yield)		30,000,000	30,000,000
				30,000,000	30,000,000

JPMorgan Chase & Co. (5.0%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.09% yield)		35,558,227	35,558,227
				35,558,227	35,558,227

Subtotal Short-Term Investments (9.1%)				65,558,227	65,558,227

Total Investments, December 31, 2020 (208.4%)*			$1,399,859,518	$1,486,055,145	$1,495,795,937

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

		Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income(b)	December 31, 2019 Value	Gross Additions (c)	Gross Reductions (d)	December 31, 2020 Value
Portfolio Company	Type of Investment(a)
MVC Automotive Group GmbH(e)	Common Equity Interest (18,000 shares)	$—	$29,368	$—	$—	$9,582,368	$—	$9,582,368
	Bridge Loan (6.0% PIK)	—	—	9,532	—	7,149,166	—	7,149,166
		—	29,368	9,532	—	16,731,534	—	16,731,534

MVC Private Equity Fund LP	Limited Partnership Interest	—	—	—	—	8,899,284	—	8,899,284
	General Partnership Interest	—	—	5,292	—	224,978	—	224,978
		—	—	5,292	—	9,124,262	—	9,124,262

Total Control Investments		$—	$29,368	$14,824	$—	$25,855,796	$—	$25,855,796
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
In connection with the completion of the Company’s acquisition of MVC Capital, Inc. (“MVC”), a Delaware corporation, on December 23, 2020 (the “MVC Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. During the nine months ended September 30, 2021, the Company did not repurchase any shares under the authorized program.
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
The Amended and Restated Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser (collectively, the “IA Indemnified Parties”), are entitled to indemnification from the Company for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of any actions or omissions or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Amended and Restated Advisory Agreement or otherwise as an investment adviser of the Company. The Adviser’s services

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
under the Amended and Restated Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Amended and Restated Advisory Agreement is not adversely affected.
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
For the three and nine months ended September 30, 2021, the Base Management Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was approximately $5.3 million and $14.1 million, respectively. For the three and nine months ended, September 30, 2020, the Base Management Fee determined in accordance with the terms of the Original Advisory Agreement was approximately $3.4 million and $10.9 million, respectively. As of September 30, 2021, the Base Management Fee of $5.3 million for the three months ended September 30, 2021 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the Base Management Fee of $3.4 million for the three months ended December 31, 2020 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three and nine months ended September 30, 2021, the Income-Based Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was $4.4 million and $10.7 million, respectively. As of September 30, 2021, the Income-Based Fee of $4.4 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. The Company did not pay any Pre-2021 Income-Based Fee for the three or nine months ended September 30, 2020.
The Company did not incur any capital gains fees for either of the three or nine months ended September 30, 2021 or 2020.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and nine months ended September 30, 2021, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.8 million and $1.8 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.3 million and $0.9 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of September 30, 2021, the administrative expenses of $0.8 million for the three months ended September 30, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2020, the administrative expenses of $0.7 million incurred for the three months ended December 31, 2020 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2021:
Senior debt and 1st lien notes	$1,155,679,769	71%	$1,162,119,382	70%	156%
Subordinated debt and 2nd lien notes	192,870,460	12	190,426,410	12	26
Structured products	18,207,625	1	20,794,178	1	3
Equity shares	137,240,410	8	141,945,560	9	19
Equity warrants	1,111,602	—	898,443	—	—
Investment in joint ventures / PE fund	78,602,532	5	86,298,947	5	11
Short-term investments	50,000,000	3	50,000,000	3	7
	$1,633,712,398	100%	$1,652,482,920	100%	222%
December 31, 2020:
Senior debt and 1st lien notes	$1,167,436,742	79%	$1,171,250,512	79%	163%
Subordinated debt and 2nd lien notes	137,776,808	9	138,767,120	9	19
Structured products	30,071,808	2	32,508,845	2	5
Equity shares	44,693,645	3	44,651,114	3	6
Equity warrants	1,235,383	—	1,300,197	—	—
Investment in joint ventures / PE fund	39,282,532	3	41,759,922	3	6
Short-term investments	65,558,227	4	65,558,227	4	9
	$1,486,055,145	100%	$1,495,795,937	100%	208%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended September 30, 2021, the Company made 19 new investments totaling $122.1 million, made investments in existing portfolio companies totaling $60.3 million, made additional investments in existing joint venture equity portfolio companies totaling $3.8 million and made an $89.8 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. During the nine months ended September 30, 2021, the Company made 59 new investments totaling $529.9 million, made investments in existing portfolio companies totaling $156.3 million, made a net new joint venture equity investment totaling $9.3 million, additional investments in joint venture equity portfolio companies totaling $30.0 million and made an $89.8 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of investments at fair value at September 30, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	September 30, 2021		December 31, 2020
Aerospace and Defense	$99,448,730	6.2%	$82,501,170	5.8%
Automotive	83,735,660	5.2	61,581,980	4.3
Banking, Finance, Insurance and Real Estate	172,802,696	10.8	99,099,552	6.9
Beverage, Food and Tobacco	24,450,995	1.5	15,404,126	1.1
Capital Equipment	18,622,632	1.2	30,899,579	2.2
Chemicals, Plastics, and Rubber	30,027,994	1.9	32,378,972	2.3
Construction and Building	58,843,233	3.7	59,861,616	4.2
Consumer goods: Durable	34,209,531	2.1	38,165,784	2.7
Consumer goods: Non-durable	32,470,187	2.0	28,081,580	2.0
Containers, Packaging and Glass	10,075,403	0.6	9,018,983	0.6
Energy: Electricity	11,459,789	0.7	17,627,935	1.2
Energy: Oil and Gas	3,970,831	0.2	788,105	0.1
Environmental Services	5,679,198	0.3	—	—
Healthcare and Pharmaceuticals	94,396,492	5.9	142,708,050	10.0
High Tech Industries	166,155,701	10.4	152,413,985	10.6
Hotel, Gaming and Leisure	17,504,174	1.1	10,682,093	0.7
Investment Funds and Vehicles	86,298,947	5.4	41,759,922	2.9
Media: Advertising, Printing and Publishing	67,557,194	4.2	54,123,033	3.8
Media: Broadcasting and Subscription	5,667,110	0.4	6,464,741	0.4
Media: Diversified and Production	38,318,298	2.4	48,200,216	3.4
Metals and Mining	10,714,730	0.7	17,857,236	1.2
Retail	—	—	1,983,083	0.1
Services: Business	315,121,713	19.7	209,974,914	14.7
Services: Consumer	58,667,523	3.7	54,450,324	3.8
Structured Products	20,794,178	1.3	32,508,845	2.3
Telecommunications	30,684,989	1.9	43,021,001	3.0
Transportation: Cargo	79,264,328	4.9	91,132,943	6.4
Transportation: Consumer	4,941,125	0.3	—	—
Utilities: Electric	9,028,422	0.6	8,987,929	0.6
Utilities: Oil and Gas	11,571,117	0.7	11,645,956	0.8
Wholesale	—	—	26,914,057	1.9
Total	$1,602,482,920	100.0%	$1,430,237,710	100.0%
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,141.6 million as of September 30, 2021, as compared to $869.6 million as of December 31, 2020. As of September 30, 2021, Jocassee’s investments had an aggregate cost of $1,123.3 million, as compared to $839.5 million as of December 31, 2020. As of September 30, 2021 and December 31, 2020, the Jocassee investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2021:
Senior debt and 1st lien notes	$973,974,678	87%	$982,834,210	86%
Subordinated debt and 2nd lien notes	18,872,154	2%	19,259,003	2%
Structured products	4,568,790	—%	5,226,052	—%
Equity shares	5,757,210	—%	4,350,284	—%
Equity warrants	31,451	—%	84,997	—%
Investment in joint ventures	99,320,000	9%	109,008,315	10%
Short-term investments	20,802,411	2%	20,802,411	2%
	$1,123,326,694	100%	$1,141,565,272	100%
December 31, 2020:
Senior debt and 1st lien notes	$686,341,760	81%	$714,747,405	82%
Subordinated debt and 2nd lien notes	10,079,164	1	10,170,127	1
Structured products	22,981,004	3	25,626,147	3
Equity shares	6,964,845	1	5,829,554	1
Equity warrants	31,451	—	51,515	—
Investment in joint ventures	90,000,000	11	90,106,560	10
Short-term investments	23,093,064	3	23,093,055	3
	$839,491,288	100%	$869,624,363	100%
As of September 30, 2021 and December 31, 2020, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments was approximately 4.9% and 4.4%, respectively. The weighted average yield on the principal amount of all of Jocassee’s outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 4.4% and 3.8% as of September 30, 2021 and December 31, 2020, respectively.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at September 30, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	September 30, 2021		December 31, 2020
Aerospace and Defense	$58,735,552	5.2%	$21,044,217	2.5%
Automotive	13,632,695	1.2	15,520,985	1.8
Banking, Finance, Insurance and Real Estate	96,106,329	8.6	80,759,836	9.6
Beverage, Food and Tobacco	31,113,536	2.8	24,931,070	2.9
Capital Equipment	19,361,668	1.7	19,953,788	2.4
Chemicals, Plastics, and Rubber	26,258,802	2.3	26,419,508	3.1
Construction and Building	14,496,449	1.3	14,979,023	1.8
Consumer goods: Durable	12,251,005	1.1	14,256,411	1.7
Consumer goods: Non-durable	24,357,209	2.2	4,749,797	0.6
Containers, Packaging and Glass	30,622,583	2.7	16,742,506	2.0
Energy: Electricity	3,013,016	0.3	5,897,687	0.7
Energy: Oil and Gas	5,082,872	0.4	4,602,739	0.5
Environmental Industries	7,633,111	0.7	2,697,765	0.3
Forest Products & Paper	477,258	—	—	—
Healthcare and Pharmaceuticals	136,065,412	12.1	84,624,495	10.0
High Tech Industries	142,874,159	12.7	75,759,051	8.9
Hotel, Gaming and Leisure	44,568,617	4.0	49,013,967	5.8
Investment Funds and Vehicles	109,008,315	9.7	90,106,560	10.6
Media: Advertising, Printing and Publishing	16,448,708	1.5	9,761,091	1.2
Media: Broadcasting and Subscription	34,656,694	3.1	40,885,203	4.8
Media: Diversified and Production	22,280,046	2.0	12,950,796	1.5
Metals and Mining	5,809,587	0.5	1,645,763	0.2
Retail	15,847,552	1.4	15,962,027	1.9
Services: Business	107,418,605	9.6	87,474,340	10.3
Services: Consumer	48,356,109	4.3	40,177,219	4.7
Structured Product	5,226,052	0.5	17,515,085	2.1
Telecommunications	46,257,109	4.1	48,768,364	5.8
Transportation: Cargo	29,756,525	2.7	4,927,508	0.6
Transportation: Consumer	6,521,401	0.6	7,730,907	0.9
Utilities: Electric	5,577,893	0.5	5,720,376	0.7
Wholesale	947,992	0.1	953,224	0.1
Total	$1,120,762,861	100.0%	$846,531,308	100.0%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at September 30, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	September 30, 2021		December 31, 2020
Australia	$14,007,413	1.2%	$—	—%
Austria	1,134,809	0.1	1,181,240	0.1
Belgium	16,684,896	1.5	3,940,942	0.5
Canada	8,549,772	0.8	5,691,085	0.7
Denmark	3,450,136	0.3	4,839,238	0.6
Finland	2,317,367	0.2	2,328,122	0.3
France	118,164,658	10.5	77,599,427	9.1
Germany	37,120,042	3.3	41,184,179	4.9
Ireland	2,312,105	0.2	2,440,052	0.3
Italy	927,403	0.1	607,762	0.1
Luxembourg	2,352,386	0.2	2,512,059	0.3
Netherlands	37,070,828	3.3	26,905,224	3.2
Panama	964,787	0.1	965,149	0.1
Spain	8,764,999	0.8	11,163,151	1.3
Sweden	5,490,158	0.5	13,169,200	1.6
Switzerland	10,901,034	1.0	13,208,446	1.6
United Kingdom	102,236,613	9.1	76,748,680	9.0
USA	748,313,454	66.8	562,047,352	66.3
Total	$1,120,762,861	100.0%	$846,531,308	100.0%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $87.4 million and $204.9 million outstanding as of September 30, 2021 and December 31, 2020, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $316.3 million and $113.1 million outstanding as of September 30, 2021 and December 31, 2020, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.0 million and $302.3 million outstanding as of September 30, 2021 and December 31, 2020, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of September 30, 2021 and December 31, 2020, the Company had sold $500.6 million and $162.2 million, respectively, of its investments to Jocassee. As of September 30, 2021 and December 31, 2020, the Company had $61.1 million and $44.2 million, respectively in unsettled receivables due from Jocassee that were included in "Receivable from unsettled transactions" in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Company does not consolidate its interest in Jocassee as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Jocassee due to the allocation of voting rights among Jocassee members.
As of September 30, 2021 and December 31, 2020, Jocassee had the following contributed capital and unfunded commitments from its members:

	As of September 30, 2021	As of December 31, 2020
Total contributed capital by Barings BDC, Inc.	$30,000,000	$20,000,000
Total contributed capital by all members	$330,000,000	$220,000,000

Total unfunded commitments by Barings BDC, Inc.	$20,000,000	$30,000,000
Total unfunded commitments by all members	$220,000,000	$330,000,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2021. As of September 30, 2021, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $405.0 million, all of which has been funded.
For the three and nine months ended September 30, 2021, Thompson Rivers declared $12.5 million and $16.0 million in dividends, respectively, of which $1.0 million and $1.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.
As of September 30, 2021, Thompson Rivers had $3.2 billion in Ginnie Mae early buyout loans and $117.5 million in cash. As of December 31, 2020, Thompson Rivers had $715.2 million in Ginnie Mae early buyout loans. As of September 30, 2021, Thompson Rivers had 15,374 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.18%. As of December 31, 2020, Thompson Rivers had 3,023 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.65%.
As of September 30, 2021 and December 31, 2020, the Thompson Rivers investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2021:
Federal Housing Administration (“FHA”) loans	$3,050,510,898	97%	$3,068,818,458	97%
Veterans Affairs (“VA”) loans	104,545,047	3%	102,597,178	3%
	$3,155,055,945	100%	$3,171,415,636	100%
December 31, 2020:
Federal Housing Administration (“FHA”) loans	$712,854,085	100%	$712,854,085	100%
Veterans Affairs (“VA”) loans	—	—%	—	—%
	$712,854,085	100%	$712,854,085	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $757.4 million and $670.1 million outstanding as of September 30, 2021 and December 31, 2020, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $894.1 million outstanding as of September 30, 2021. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $1,220.8 million outstanding as of September 30, 2021.

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
As of September 30, 2021 and December 31, 2020, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

	As of September 30, 2021		As of December 31, 2020
Total contributed capital by Barings BDC, Inc.	$30,000,000		$10,000,000
Total contributed capital by all members	$405,000,000	(1)	$100,000,000	(2)

Total unfunded commitments by Barings BDC, Inc.	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $150.0 million of total contributed capital by related parties.
(2)Includes $90.0 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $14.6 million (including approximately $5.3 million of recallable return of capital) has been funded as of September 30, 2021. As of September 30, 2021, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $60.6 million (including $14.0 million of recallable return of capital) has been funded.
On September 30, 2021, Waccamaw River declared a $0.7 million dividend, of which $0.1 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. As of September 30, 2021, Waccamaw River had $33.8 million in unsecured student loans and $11.7 million in cash. As of September 30, 2021, Waccamaw River had 3,178 outstanding loans with an average loan size of $10,000, remaining average life to maturity of 44.2 months and weighted average interest rate of 10.58%.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

	As of September 30, 2021
Total contributed capital by Barings BDC, Inc.	$14,600,000
Total contributed capital by all members	$60,620,000	(1)

Total return of capital (recallable) by Barings BDC, Inc.	$(5,280,000)
Total return of capital (recallable) by all members	$(14,020,000)	(2)

Total unfunded commitments by Barings BDC, Inc.	$15,680,000
Total unfunded commitments by all members	$78,400,000	(3)
(1)Includes $35.0 million of total contributed capital by related parties.
(2)Includes ($7.0) million of total return of capital (recallable) by related parties.
(3)Includes $47.0 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services - Investment Companies. Under the scope exception in ASC 810-10-12(d), the Company is not required to consolidate Eclipse. Instead the Company accounts for its investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of September 30, 2021 and December 31, 2020. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2021:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$830,402,065	Yield Analysis	Market Yield	4.9% – 30.0%	7.3%	Decrease
	232,774,460	Recent Transaction	Transaction Price	97.0% – 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	94,034,384	Yield Analysis	Market Yield	8.0% – 20.0%	12.9%	Decrease
	64,464,151	Market Approach	Adjusted EBITDA Multiple	4.5x – 9.0x	6.3x	Increase
	8,500,243	Recent Transaction	Transaction Price	98.0% – 100.0%	99.5%	Increase
Equity shares(3)	41,438,582	Market Approach	Adjusted EBITDA Multiple	4.5x – 17.8x	7.2x	Increase
	5,953,405	Real Estate - Cost Approach	Replacement Cost (CZK/m2)	1,237 to 1,892	1,892	Increase
		Real Estate - Cost Approach	Depreciation Factor	0.50 to 1.00	0.81	Increase
		Real Estate - Income Approach	Market Rent CZK/Year	CZK5,011,718 to CZK8,700,000	CZK5,011,718	Increase
		Real Estate - Income Approach	Cap Rate	6.0% to 7.0%	6.5%	Decrease
		Real Estate - Income Approach	Adj. Factor for Development Zone	n/a	1.15	Increase
	91,579,031	Recent Transaction	Transaction Price	$1 – $8,731.41	$33.2	Increase
Equity warrants	623,862	Market Approach	Adjusted EBITDA Multiple	6.0x – 23.3x	6.0x	Increase
(1)Excludes investments with an aggregate fair value amounting to $6,573,935, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $18,247,292, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $2,974,542, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2021 and December 31, 2020, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$92,368,922	$1,069,750,460	$1,162,119,382
Subordinated debt and 2nd lien notes	—	5,180,340	185,246,070	190,426,410
Structured products	—	20,794,178	—	20,794,178
Equity shares	—	—	141,945,560	141,945,560
Equity warrants	—	274,581	623,862	898,443
Short-term investments	50,000,000	—	—	50,000,000
Investments subject to leveling	$50,000,000	$118,618,021	$1,397,565,952	$1,566,183,973
Investment in joint ventures / PE fund(1)				86,298,947
				$1,652,482,920

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$115,533,401	$1,055,717,111	$1,171,250,512
Subordinated debt and 2nd lien notes	—	7,947,184	130,819,936	138,767,120
Structured products	—	32,508,845	—	32,508,845
Equity shares	—	424,090	44,227,024	44,651,114
Equity warrants	—	166,416	1,133,781	1,300,197
Short-term investments	65,558,227	—	—	65,558,227
Investments subject to leveling	$65,558,227	$156,579,936	$1,231,897,852	$1,454,036,015
Investment in joint ventures / PE fund(1)				41,759,922
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and 2020:

Nine Months Ended September 30, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,055,717,111	$130,819,936	$44,227,024	$1,133,781	$1,231,897,852
New investments	585,196,480	83,855,938	96,309,352	163,000	765,524,770
Transfers into Level 3	—	2,233,600	3,223,510	—	5,457,110
Proceeds from sales of investments	(394,827,470)	(8,771,000)	(6,902,871)	(450,000)	(410,951,341)
Loan origination fees received	(12,485,025)	(1,209,071)	—	—	(13,694,096)
Principal repayments received	(170,947,104)	(27,317,262)	—	—	(198,264,366)
Payment-in-kind interest	684,633	7,720,972	—	—	8,405,605
Accretion of loan discounts	9,946	210,914	—	—	220,860
Accretion of deferred loan origination revenue	6,028,974	375,649	—	—	6,404,623
Realized gain (loss)	1,836,833	(27,669)	340,863	163,219	2,313,246
Unrealized appreciation (depreciation)	(1,463,918)	(2,645,937)	4,747,682	(386,138)	251,689
Fair value, end of period	$1,069,750,460	$185,246,070	$141,945,560	$623,862	$1,397,565,952

Nine Months Ended September 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$555,500,307	$12,011,965	$760,716	$568,272,988
New investments	206,929,866	660,263	512,299	208,102,428
Transfers in (out) of Level 3	19,063,921	1,996,471	—	21,060,392
Proceeds from sales of investments	(91,889,896)	(415,977)	—	(92,305,873)
Loan origination fees received	(4,744,340)	(19,808)	—	(4,764,148)
Principal repayments received	(20,157,266)	—	—	(20,157,266)
Payment-in-kind interest	236,572	35,108	—	271,680
Accretion of loan premium	16,426	—	—	16,426
Accretion of deferred loan origination revenue	1,653,596	26,081	—	1,679,677
Realized loss	70,946	(26,253)	—	44,693
Unrealized depreciation	(12,036,139)	631,992	(297,965)	(11,702,112)
Fair value, end of period	$654,643,993	$14,899,842	$975,050	$670,518,885
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation (depreciation) on Level 3 investments of $(5.8) million and $3.1 million during the three and nine months ended September 30, 2021, respectively, was related to portfolio company investments that were still held by the Company as of September 30, 2021. Pre-tax net unrealized appreciation (depreciation) on Level 3 investments of $18.8 million and $(13.8) million during the three and nine months ended months ended September 30, 2020, respectively, was related to portfolio company investments that were still held by the Company as of September 30, 2020.
Exclusive of short-term investments, during the nine months ended September 30, 2021, the Company made investments of approximately $757.8 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2021, the Company made investments of $57.5 million in portfolio companies to which it was previously committed to provide such financing.
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
Fee income for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Recurring Fee Income:
Amortization of loan origination fees	$1,144,236	$503,114	$3,386,163	$1,396,253
Management, valuation and other fees	541,824	174,416	1,671,049	504,171
Total Recurring Fee Income	1,686,060	677,530	5,057,212	1,900,424
Non-Recurring Fee Income:
Prepayment fees	242,418	—	291,934	84,151
Acceleration of unamortized loan origination fees	1,929,663	31,549	3,200,680	280,123
Advisory, loan amendment and other fees	630,205	60,047	640,150	115,854
Total Non-Recurring Fee Income	2,802,286	91,596	4,132,764	480,128
Total Fee Income	$4,488,346	$769,126	$9,189,976	$2,380,552
Concentration of Credit Risk
As of both September 30, 2021 and December 31, 2020, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2021 and December 31, 2020, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 5.9% and 2.5%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
As of September 30, 2021, all of the Company's assets were or will be pledged as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currencies
As of September 30, 2021, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, three investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 28 investments that were denominated in Euros and 16 investments that were denominated in British pounds sterling. As of December 31, 2020, the Company held two investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 17 investments that were denominated in Euros and 11 investments that were denominated in British pounds sterling.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company's Unaudited Consolidated Statements of Operations.
In addition, during both the nine months ended September 30, 2021 and September 30, 2020, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2021 and December 31, 2020 was approximately $1,634.4 million and $1,486.0 million, respectively. As of September 30, 2021, net unrealized appreciation on the Company's investments (tax basis) was approximately $21.9 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $41.6 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $19.7 million. As of December 31, 2020, net unrealized depreciation on the Company's investments (tax basis) was approximately $1.3 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $23.4 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $24.7 million.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2021 and December 31, 2020:

Issuance Date	Maturity Date	Interest Rate as of September 30, 2021	September 30, 2021	December 31, 2020
Credit Facilities:
February 21, 2019	February 21, 2024	2.091%	662,664,367	$719,660,707
Total Credit Facilities			$662,664,367	$719,660,707
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000,000	$25,000,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000,000	25,000,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500,000	62,500,000
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500,000	112,500,000
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000,000	—
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000,000	—
(Less: Deferred financing fees)			(734,666)	(664,334)
Total Notes			$374,265,334	$224,335,666
February 2019 Credit Facility
On February 21, 2019, the Company entered into the February 2019 Credit Facility (as subsequently amended in December 2019) with ING Capital LLC ("ING"), as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments by up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company's assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year repayment period with a final maturity date of February 21, 2024.
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of September 30, 2021, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of September 30, 2021, the Company had U.S. dollar borrowings of $382.0 million outstanding under the February 2019 Credit Facility with an interest rate of 2.125% (one month LIBOR of 0.125%), borrowings denominated in Swedish kronas of 12.8kr million ($1.5 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £68.3 million ($92.1 million U.S. dollars) with an interest rate of 2.063% (one month GBP LIBOR of 0.063%), borrowings denominated in Australian dollars of A$36.6 million ($26.4 million U.S. dollars) with an interest rate of 2.250% (one month AUD Screen Rate of 0.250%) and borrowings denominated in Euros of €138.6 million ($160.6 million U.S. dollars) with an interest rate of 2.000% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
As of September 30, 2021 and December 31, 2020, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $662.7 million and $719.7 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
August 2025 Notes
On August 3, 2020, the Company entered into a Note Purchase Agreement (the "August 2020 NPA") with Massachusetts Mutual Life Insurance Company governing the issuance of (1) $50.0 million in aggregate principal amount of Series A senior unsecured notes due August 2025 (the "Series A Notes due 2025") with a fixed interest rate of 4.66% per year, and (2) up to $50.0 million in aggregate principal amount of additional senior unsecured notes due August 2025 with a fixed interest rate per year to be determined (the "Additional Notes" and, collectively with the Series A Notes due 2025, the "August 2025 Notes"), in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25.0 million of the Series A Notes due 2025 was issued on September 24, 2020 and an aggregate principal amount of $25.0 million of the Series A Notes due 2025 was issued on September 29, 2020, both of which will mature on August 4, 2025 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. Interest on the August 2025 Notes is due semiannually in March and September, beginning in March 2021. In addition, the Company is obligated to offer to repay the August 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2020 NPA, the Company may redeem the August 2025 Notes in whole

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before November 3, 2024, a make-whole premium. The August 2025 Notes are guaranteed by certain of the Company's subsidiaries, and are the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
On November 4, 2020, the Company amended the August 2020 NPA to reduce the aggregate principal amount of unissued Additional Notes from $50.0 million to $25.0 million.
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of September 30, 2021, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of both September 30, 2021 and December 31, 2020, the fair value of the outstanding August 2025 Notes was $50.0 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
November Notes
On November 4, 2020, the Company entered into a Note Purchase Agreement (the “November 2020 NPA”) governing the issuance of (1) $62.5 million in aggregate principal amount of Series B senior unsecured notes due November 2025 (the “Series B Notes”) with a fixed interest rate of 4.25% per year and (2) $112.5 million in aggregate principal amount of Series C senior unsecured notes due November 2027 (the “Series C Notes” and, collectively with the Series B Notes, the “November Notes”) with a fixed interest rate of 4.75% per year, in each case, to qualified institutional investors in a private placement. Each stated interest rate is subject to a step up of (x) 0.75% per year, to the extent the applicable November Notes do not satisfy certain investment grade conditions and/or (y) 1.50% per year, to the extent the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter end. The November Notes were delivered and paid for on November 5, 2020. The Series B Notes will mature on November 4, 2025, and the Series C Notes will mature on November 4, 2027 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. Interest on the November Notes is due semiannually in May and November, beginning in May 2021. In addition, the Company is obligated to offer to repay the November Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the November 2020 NPA, the Company may redeem the Series B Notes and the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2025, with respect to the Series B Notes, or on or before May 4, 2027, with respect to the Series C Notes, a make-whole premium. The November Notes are guaranteed by certain of the Company’s subsidiaries, and are the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2021, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of both September 30, 2021 and December 31, 2020, the fair value of the outstanding Series B Notes and the Series C Notes was $62.5 million and $112.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Series D Notes will mature on February 26, 2026, and the Series E Notes will mature on February 26, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the February 2021 NPA. Interest on the February Notes is due semiannually in February and August of each year, beginning in August 2021. In addition, the Company is obligated to offer to repay the February Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the February 2021 NPA, the Company may redeem the Series D Notes and the Series E Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2025, with respect to the Series D Notes, or on or before August 26, 2027, with respect to the Series E Notes, a make-whole premium. The February Notes are guaranteed by certain of the Company’s subsidiaries, and are the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2021, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of September 30, 2021, the fair value of the outstanding Series D Notes and the Series E Notes was $80.0 million and $70.0 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The following tables present the fair value and aggregate unrealized depreciation of the Company's Credit Support Agreement as of September 30, 2021 and December 31, 2020:

As of September 30, 2021: Description	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$14,300,006	$700,006

Total Credit Support Agreement					$700,006

As of December 31, 2020: Description	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$13,600,000	$—

Total Credit Support Agreement					$—
As of September 30, 2021 and December 31, 2020, the fair value of the Credit Support Agreement was $14.3 million and $13.6 million, respectively, and is included in "Credit support agreement" in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Credit Support Agreement was determined based on an income approach, with the primary inputs being the enterprise value, the continuously annual risk-free interest rate, a measure of expected asset volatility, and the expected time until an exit event for each portfolio company in the Reference Portfolio, which are all Level 3 inputs.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables presents the Company's foreign currency forward contracts as of September 30, 2021 and December 31, 2020:

As of September 30, 2021: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$9,000,000	$6,523,357	10/06/21	$(22,179)	Derivative liability
Foreign currency forward contract (AUD)	$6,550,418	A$9,000,000	10/06/21	49,240	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	A$2,098,659	$1,507,742	01/06/22	9,026	Prepaid expenses and other assets

Foreign currency forward contract (CAD)	C$6,124,048	$4,797,823	10/06/21	36,200	Prepaid expenses and other assets
Foreign currency forward contract (CAD)	$4,962,973	C$6,124,048	10/06/21	128,950	Prepaid expenses and other assets
Foreign currency forward contract (CAD)	$4,881,155	C$6,229,673	01/06/22	(36,660)	Derivative liability

Foreign currency forward contract (DKK)	2,105,000kr.	$328,520	10/06/21	(428)	Derivative liability
Foreign currency forward contract (DKK)	$334,772	2,105,000kr.	10/06/21	6,680	Prepaid expenses and other assets
Foreign currency forward contract (DKK)	$335,107	2,142,838kr.	01/06/22	446	Prepaid expenses and other assets

Foreign currency forward contract (EUR)	€13,326,630	$15,559,560	10/06/21	(114,118)	Derivative liability
Foreign currency forward contract (EUR)	$15,737,249	€13,326,630	10/06/21	291,805	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$4,864,467	€4,182,593	01/06/22	6,576	Prepaid expenses and other assets

Foreign currency forward contract (GBP)	£9,000,000	$12,189,271	10/06/21	(54,099)	Derivative liability
Foreign currency forward contract (GBP)	$12,254,165	£9,000,000	10/06/21	118,993	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	£4,465,465	$5,997,745	01/06/22	24,868	Prepaid expenses and other assets

Foreign currency forward contract (SEK)	1,787,447kr	$203,104	10/06/21	1,212	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$209,997	1,787,447kr	10/06/21	5,680	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$203,853	1,791,942kr	01/07/22	(1,216)	Derivative liability
Total				$450,976

As of December 31, 2020: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$8,471,304	A$11,378,670	01/05/21	$(309,049)	Derivative liability
Foreign currency forward contract (AUD)	A$11,378,670	$8,610,504	01/05/21	169,849	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	$148,019	A$193,882	04/06/21	(1,698)	Derivative liability

Foreign currency forward contract (EUR)	$13,472,749	€11,406,604	01/05/21	(483,801)	Derivative liability
Foreign currency forward contract (EUR)	€11,406,604	$13,518,023	01/05/21	438,526	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$561,754	€456,604	04/06/21	1,944	Derivative liability

Foreign currency forward contract (GBP)	$13,554,607	£10,215,299	01/05/21	(409,190)	Derivative liability
Foreign currency forward contract (GBP)	£10,215,299	$13,717,678	01/05/21	246,118	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$13,109,849	£9,672,758	04/06/21	(119,769)	Derivative liability

Foreign currency forward contract (SEK)	$141,603	1,259,406kr	01/05/21	(11,748)	Derivative liability
Foreign currency forward contract (SEK)	1,259,406kr	$152,396	01/05/21	955	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$164,325	1,356,628kr	04/06/21	(1,028)	Derivative liability
Total				$(478,891)
As of September 30, 2021 and December 31, 2020, the total fair value of the Company's foreign currency forward contracts was $0.5 million and $(0.5) million, respectively. The fair values of the Company's foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2021 and December 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2021 and December 31, 2020 were as follows:

Portfolio Company	Investment Type	September 30, 2021	December 31, 2020
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	$3,750,000	$—
ADE Holding(1)(3)	Committed Capex Line	—	91,814
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	405,027	—
Anju Software, Inc.(1)	Delayed Draw Term Loan	—	1,981,371
Arch Global Precision, LLC(1)	Delayed Draw Term Loan	—	4,193,475
Beacon Pointe Advisors, LLC(1)	Delayed Draw Term Loan	—	363,636
BigHand UK Bidco Limited(1)(4)	Acquisition Capex Facility	376,644	—
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	613,636	—
British Engineering Services Holdco Limited(1)(4)	Acquisition Facility	—	7,006,008
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	609,766	618,177
Canadian Orthodontic Partners Corp(1)(2)(6)	Delayed Draw Term Loan	166,198	—
Centralis Finco S.a.r.l.(1)(3)	Acquisition Facility	469,765	495,950
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	486,189	1,672,446
CM Acquisitions Holdings Inc.(1)	Delayed Draw Term Loan	1,247,359	1,551,602
Contabo Finco S.À R.L(1)(3)	Delayed Draw Term Loan	216,163	228,211
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	910,613	—
CSL Dualcom(1)(4)	Delayed Draw Term Loan	993,478	1,007,182
Dart Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,430,569	2,430,569
DreamStart Bidco SAS(1)(3)	Acquisition Facility	943,074	995,640
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,390,740	—
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	1,217,712	—
Eclipse Business Capital, LLC(1)	Revolver	13,636,364	—
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	583,051	—
F24 (Stairway BidCo GmbH)(1)(3)	Acquisition Facility	412,879	323,840
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180,000	—
FitzMark Buyer, Inc.(1)	Delayed Draw Term Loan	—	1,470,588
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	3,444,445	4,984,771
FragilePak LLC(1)	Delayed Draw Term Loan	2,354,167	—
Heartland, LLC(1)(2)	Delayed Draw Term Loan	—	5,347,666
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Accordion Facility	—	10,225,081
Home Care Assistance, LLC(1)	Delayed Draw Term Loan	173,697	—
IGL Holdings III Corp.(1)(2)	Delayed Draw Term Loan	3,408,219	5,914,219
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,859,447	—
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,583,951	2,727,980
Jocassee Partners LLC	Joint Venture	20,000,000	30,000,000
Kano Laboratories LLC(1)	Delayed Draw Term Loan	4,543,950	4,543,950
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	—	322,928
LAF International(1)(2)(3)	Acquisition Facility	347,685	—
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	81,977	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	817,249	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	September 30, 2021	December 31, 2020
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	2,168,002	2,315,967
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	3,256,552	3,301,472
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	1,600,000	—
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	905,556	—
Options Technology Ltd.(1)	Delayed Draw Term Loan	—	2,604,080
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	1,274,275	1,535,025
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	289,389	—
Premier Technical Services Group(1)(4)	Acquisition Facility	—	1,197,505
Premium Invest(1)(2)(3)	Acquisition Facility	3,340,094	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	860,413	—
PSC UK Pty Ltd.(1)(4)	Acquisition Facility	527,876	535,157
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Capex Facility	732,210	—
Questel Unite(1)(2)(3)	Cap Acquisition Facility	—	10,300,913
Radwell International, LLC(1)	Delayed Draw Term Loan	—	3,235,947
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	1,454,545	1,454,546
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	2,247,224	—
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	6,467,345
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,317,900	—
Security Holdings B.V.(1)(2)(3)	Revolver	1,158,950	—
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	654,691	2,148,691
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	2,372,538	3,489,026
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	13,207,365	13,389,546
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	4,070,833	5,545,939
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	1,857,017	6,035,305
USLS Acquisition, Inc.(1)	Delayed Draw Term Loan	—	450,466
Utac Ceram(1)(2)(3)	Delayed Draw Term Loan	—	743,327
Waccamaw River(2)	Joint Venture	15,680,000	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	3,831,517	5,989,298
Total unused commitments to extend financing		$134,460,961	$159,236,659

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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of September 30, 2021 and December 31, 2020, the Company had guaranteed €9.9 million ($11.5 million U.S. dollars and $12.1 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh ("MVC Auto"). The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company's Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
In addition, as of December 31, 2020, the Company agreed to cash collateralize a $3.5 million letter of credit for Security Holdings B.V. The $3.5 million cash collateralization was reflected as "Restricted cash" on the accompanying Audited Consolidated Balance Sheet as of December 31, 2020. The letter of credit expired on April 30, 2021, and as of September 30, 2021, none of the Company’s cash was restricted.
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
COVID-19 Developments
During the nine months ended September 30, 2021, the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S and global economies. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Per share data:
Net asset value at beginning of period	$10.99	$11.66
Net investment income(1)	0.67	0.45
Net realized gain (loss) on investments / foreign currency transactions(1)	(0.02)	(0.77)
Net unrealized appreciation (depreciation) on investments/ CSA / foreign currency transactions(1)	0.36	0.03
Total increase (decrease) from investment operations(1)	1.01	(0.29)
Dividends/distributions paid to stockholders from net investment income	(0.60)	(0.48)
Purchases of shares in share repurchase plan	—	0.05
Loss on extinguishment of debt(1)	—	(0.01)
Other	—	0.04
Net asset value at end of period	$11.40	$10.97
Market value at end of period(2)	$11.02	$8.00
Shares outstanding at end of period	65,316,085	47,961,753
Net assets at end of period	$744,821,565	$525,976,941
Average net assets	$737,202,849	$513,677,913
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)(3)	10.01%	7.79%
Ratio of net investment income to average net assets (annualized)	7.98%	5.65%
Portfolio turnover ratio (annualized)	46.17%	30.26%
Total return(4)	26.83%	(16.51)%
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
9. SIERRA ACQUISITION
On September 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Mercury Acquisition Sub, Inc., a Maryland corporation and a direct wholly owned subsidiary of the Company (“Acquisition Sub”), Sierra Income Corporation, a Maryland corporation (“Sierra”), and Barings. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into Sierra, with Sierra continuing as the surviving company and as a wholly owned subsidiary of the Company (the “First Merger”) and, immediately thereafter, Sierra will merge with and into the Company, with the Company continuing as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”). The Board and the board of directors of Sierra, including all of the respective independent directors, have approved the Merger Agreement and the transactions contemplated therein. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
In the First Merger, each share of Sierra common stock issued and outstanding immediately prior to the effective time of the First Merger (excluding any shares cancelled pursuant to the Merger Agreement) will be converted into the right to receive (i) $0.9783641 per share in cash, without interest, from Barings (such amount of cash, the “Cash Consideration”) and (ii) 0.44973 (such ratio, as may be adjusted pursuant to the Merger Agreement, the “Exchange Ratio”) of a validly issued, fully paid and non-assessable share of the Company’s common stock (the “Share Consideration” and, together with the Cash Consideration, the “Merger Consideration”).
The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Company’s and Sierra’s businesses during the period prior to the closing of the Merger. The

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Company and Sierra have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of the Company’s and Sierra’s stockholders, respectively, and the Board and the board of directors of Sierra have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).
The Merger Agreement provides that Sierra shall not, and shall cause its subsidiaries and instruct its representatives not to, directly or indirectly, solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, the Sierra board of directors may, subject to certain conditions, change its recommendation to the Sierra stockholders or, on payment of a termination fee of $11.0 million to the Company and the reimbursement of up to $2.0 million in expenses incurred by the Company and Barings, terminate the Merger Agreement and enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) for a Superior Proposal (as defined in the Merger Agreement) if it determines in good faith, after consultation with its outside legal counsel, that failure to do so would be inconsistent with the directors’ duties under applicable law.
Consummation of the First Merger, which is currently anticipated to occur during the first quarter of fiscal year 2022, is subject to certain customary closing conditions, including (1) approval of the First Merger by the holders of at least a majority of the outstanding shares of Sierra common stock entitled to vote thereon, (2) approval of the issuance of the Company’s common stock to be issued in the First Merger by a majority of the votes cast by the Company stockholders on the matter at the Company stockholders meeting, (3) approval of the issuance of the Company’s common stock in connection with the First Merger at a price below the then-current net asset value per share of the Company common stock, if applicable, by the vote specified in Section 63(2)(A) of the 1940 Act, (4) the absence of certain legal impediments to the consummation of the Merger, (5) effectiveness of the registration statement for the Company common stock to be issued as consideration in the First Merger, (6) approval for listing on the New York Stock Exchange of the Company common stock to be issued as consideration in the First Merger, (7) subject to certain materiality standards, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, and (8) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or early termination thereof).
Barings, as party to the Merger Agreement, agreed to vote all shares of the Company common stock over which it has voting power (other than in its fiduciary capacity) in favor of the proposals to be submitted by the Company to its stockholders for approval relating to the Merger.
In addition, the Company and Sierra will take steps necessary to provide for the repayment at closing of Sierra’s existing loan agreement. The Merger Agreement also contains certain termination rights in favor of the Company and Sierra, including if the First Merger is not completed on or before March 31, 2022 or if the requisite approvals of the Company stockholders or Sierra stockholders are not obtained.
Further, the Company will enter into an amendment and restatement of the Amended and Restated Advisory Agreement, effective as of the closing of the Merger, to raise the annualized hurdle rate thereunder from 8.0% to 8.25%. Following the closing of the Merger, the Company will also enter into a credit support agreement with Barings, for the benefit of the combined company, to protect against net cumulative unrealized and realized losses of up to $100.0 million on the acquired Sierra investment portfolio over the next ten years.
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
If the fair value of the net assets to be acquired exceeds the fair value of the Merger Consideration to be paid by the Company, then the Company would recognize a deemed contribution from Barings in an amount up to approximately $100.0 million. If the fair value of net assets to be acquired exceeds the fair value of the Merger Consideration to be paid by the Company and by Barings, then the Company would also recognize a purchase accounting gain. Alternatively, if the fair value of the net assets to be acquired is less than the fair value of the portion of the Merger Consideration to be paid by the Company,

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
then the Company would recognize a purchase accounting loss. The Company expects any potential gain or loss would be classified as unrealized on the statement of operations until the underlying assets are sold.
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
10. SUBSEQUENT EVENTS
Subsequent to September 30, 2021, the Company made approximately $238.5 million of new commitments, of which $164.4 million closed and funded. The $164.4 million of investments consist of $124.9 million of first lien senior secured debt investments, $14.5 million of second lien senior secured and subordinated debt investments and $25.0 million of equity investments. The weighted average yield of the debt investments was 6.7%. In addition, the Company funded $3.8 million of previously committed delayed draw term loans.
Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants.
On November 9, 2021, the Board declared a quarterly distribution of $0.22 per share payable on December 1, 2021 to holders of record as of November 24, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and nine months ended September 30, 2021, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; future changes in laws or regulations and conditions in our operating areas; and risks related to our pending acquisition of Sierra Income Corporation. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, pursuant to the terms of the Original Advisory Agreement) and the Administration Agreement. Under the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement), the fees paid to Barings for managing our affairs are determined based upon an objective and fixed formula, as compared with the subjective and variable nature of the costs associated with employing management and employees in an internally-managed BDC structure, which include bonuses that cannot be directly tied to Company performance because of restrictions on incentive compensation under the Investment Company Act of 1940, as amended (the “1940 Act”).
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
As of September 30, 2021 and December 31, 2020, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 7.3% and 7.1%, respectively. The weighted average yield on the principal amount all of our outstanding investments (including equity and equity-linked investments and short-term investments but excluding non-accrual debt investments) was approximately 6.1% and 6.4% as of September 30, 2021 and December 31, 2020, respectively. The weighted average yield on the principal amount all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 6.1% and 6.5% as of September 30, 2021 and December 31, 2020, respectively.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees in the United States working remotely while maintaining service levels to our partners and clients. In the United States, all offices are open for associates who wish to work from an office location. In Europe and Asia-Pac a hybrid working model is now in place with the majority of associates working from office locations on average 2-3 days per week. Barings’ return-to-office taskforce continues to plan for the safe return of associates to all office locations but is no longer targeting a set date for this given the continued uncertainty around COVID-related case numbers. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.

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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our board of directors (the “Board”), Barings’ Global Private Finance Group (“BGPF”) manages our day-to-day operations, and provides investment advisory and management services to us. BGPF is part of Barings’ $300.4 billion Global Fixed Income Platform that invests in liquid, private and structured credit. BGPF manages private funds and separately managed accounts, along with multiple public vehicles.
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

Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of September 30, 2021, our asset coverage ratio was 171.8%.
Pending Sierra Income Corporation Acquisition
On September 21, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Mercury Acquisition Sub, Inc., a Maryland corporation and our direct wholly owned subsidiary (“Acquisition Sub”), Sierra Income Corporation, a Maryland corporation (“Sierra”), and Barings. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into Sierra, with Sierra continuing as the surviving company and as our wholly owned subsidiary (the “First Merger”) and, immediately thereafter, Sierra will merge with and into us, with Barings BDC, Inc. continuing as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”). Both the Board and the board of directors of Sierra, including all of the respective independent directors, have approved the Merger Agreement and the transactions contemplated therein. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
In the First Merger, each share of Sierra common stock issued and outstanding immediately prior to the effective time of the First Merger (excluding any shares cancelled pursuant to the Merger Agreement) will be converted into the right to receive (i) $0.9783641 per share in cash, without interest, from Barings (such amount of cash, the “Cash Consideration”) and (ii) 0.44973 (such ratio, as may be adjusted pursuant to the Merger Agreement, the “Exchange Ratio”) of a validly issued, fully paid and non-assessable share of our common stock (the “Share Consideration” and, together with the Cash Consideration, the “Merger Consideration”).
The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of our and Sierra’s businesses during the period prior to the closing of the Merger. We and Sierra have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of our and Sierra’s stockholders, respectively, and our Board and the board of directors of Sierra have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).
The Merger Agreement provides that Sierra shall not, and shall cause its subsidiaries and instruct its representatives not to, directly or indirectly, solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, the Sierra board of directors may, subject to certain conditions, change its recommendation to the Sierra stockholders or, on payment of a termination fee of $11.0 million to us and the reimbursement of up to $2.0 million in expenses incurred by us and Barings, terminate the Merger Agreement and enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) for a Superior Proposal (as defined in the Merger Agreement) if it determines in good faith, after consultation with its outside legal counsel, that failure to do so would be inconsistent with the directors’ duties under applicable law.
Consummation of the First Merger, which is currently anticipated to occur during the first quarter of fiscal year 2022, is subject to certain customary closing conditions, including (1) approval of the First Merger by the holders of at least a majority of the outstanding shares of Sierra common stock entitled to vote thereon, (2) approval of the issuance of our common stock to be issued in the First Merger by a majority of the votes cast by our stockholders on the matter at our stockholders meeting, (3) approval of the issuance of our common stock in connection with the First Merger at a price below the then-current net asset value per share of our common stock, if applicable, by the vote specified in Section 63(2)(A) of the 1940 Act, (4) the absence of certain legal impediments to the consummation of the Merger, (5) effectiveness of the registration statement for our common stock to be issued as consideration in the First Merger, (6) approval for listing on the New York Stock Exchange of our common stock to be issued as consideration in the First Merger, (7) subject to certain materiality standards, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, and (8) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or early termination thereof).

Barings, as party to the Merger Agreement, agreed to vote all shares of our common stock over which it has voting power (other than in its fiduciary capacity) in favor of the proposals to be submitted by us to our stockholders for approval relating to the Merger.
In addition, we and Sierra will take steps necessary to provide for the repayment at closing of Sierra’s existing loan agreement. The Merger Agreement also contains certain termination rights in favor of us and Sierra, including if the First Merger is not completed on or before March 31, 2022 or if the requisite approvals of our stockholders or Sierra stockholders are not obtained.
Further, we will enter into an amendment and restatement of the Amended and Restated Advisory Agreement, effective as of the closing of the Merger, to raise the annualized hurdle rate thereunder from 8.0% to 8.25%. Following the closing of the Merger, we will also enter into a credit support agreement with Barings, for the benefit of the combined company, to protect against net cumulative unrealized and realized losses of up to $100.0 million on the acquired Sierra investment portfolio over the next ten years.
Portfolio Investment Composition
The total value of our investment portfolio was $1,652.5 million as of September 30, 2021, as compared to $1,495.8 million as of December 31, 2020. As of September 30, 2021, we had investments in 170 portfolio companies and two money market fund with an aggregate cost of $1,633.7 million. As of December 31, 2020, we had investments in 146 portfolio companies and two money market funds with an aggregate cost of $1,486.1 million. As of both September 30, 2021 and December 31, 2020, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2021 and December 31, 2020, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2021:
Senior debt and 1st lien notes	$1,155,679,769	71%	$1,162,119,382	70%
Subordinated debt and 2nd lien notes	192,870,460	12	190,426,410	12
Structured products	18,207,625	1	20,794,178	1
Equity shares	137,240,410	8	141,945,560	9
Equity warrants	1,111,602	—	898,443	—
Investment in joint ventures / PE fund	78,602,532	5	86,298,947	5
Short-term investments	50,000,000	3	50,000,000	3
	$1,633,712,398	100%	$1,652,482,920	100%
December 31, 2020:
Senior debt and 1st lien notes	$1,167,436,742	79%	$1,171,250,512	79%
Subordinated debt and 2nd lien notes	137,776,808	9	138,767,120	9
Structured products	30,071,808	2	32,508,845	2
Equity shares	44,693,645	3	44,651,114	3
Equity warrants	1,235,383	—	1,300,197	—
Investment in joint ventures / PE fund	39,282,532	3	41,759,922	3
Short-term investments	65,558,227	4	65,558,227	4
	$1,486,055,145	100%	$1,495,795,937	100%

Investment Activity
During the nine months ended September 30, 2021, we made 59 new investments totaling $529.9 million, made investments in existing portfolio companies totaling $156.3 million, made a net new joint venture equity investment totaling $9.3 million, additional investments in joint venture equity portfolio companies totaling $30.0 million and made an $89.8 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. We had 24 loans repaid at par totaling $196.3 million and received $32.2 million of portfolio company principal payments. In addition, we sold $89.5 million of loans, recognizing a net realized gain on these transactions of $3.3 million, and sold $338.4 million of middle-market portfolio company debt investments to one of our joint ventures and realized a gain on these transactions of $0.3 million. Lastly, we received proceeds related to the sale of equity investments totaling $7.4 million and recognized a net realized gain on such sales totaling $0.7 million.
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
Total portfolio investment activity for the nine months ended September 30, 2021 and 2020 was as follows:

Nine Months Ended September 30, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Short-term Investments	Total
Fair value, beginning of period	$1,171,250,512	$138,767,120	$32,508,845	$44,651,114	$1,300,197	$41,759,922	$65,558,227	$1,495,795,937
New investments	587,828,793	88,915,939	—	99,108,772	163,000	39,320,000	297,560,178	1,112,896,682
Proceeds from sales of investments	(408,957,116)	(8,771,000)	(10,068,420)	(7,069,461)	(450,000)	—	(313,117,605)	(748,433,602)
Loan origination fees received	(12,485,025)	(1,209,071)	—	—	—	—	—	(13,694,096)
Principal repayments received	(191,018,231)	(34,459,242)	(3,037,767)	—	—	—	—	(228,515,240)
Payment-in-kind interest	2,552,310	7,720,972	—	—	—	—	—	10,273,282
Accretion of loan discounts	1,672,404	2,548,075	29,502	—	—	—	—	4,249,981
Accretion of deferred loan origination revenue	6,211,193	375,649	—	—	—	—	—	6,586,842
Realized gain (loss)	2,438,701	(27,669)	1,212,504	507,453	163,219	—	(800)	4,293,408
Unrealized appreciation (depreciation)	2,625,841	(3,434,363)	149,514	4,747,682	(277,973)	5,219,025	—	9,029,726
Fair value, end of period	$1,162,119,382	$190,426,410	$20,794,178	$141,945,560	$898,443	$86,298,947	$50,000,000	$1,652,482,920

Nine Months Ended September 30, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$1,050,863,369	$15,220,969	$—	$760,716	$10,229,813	$96,568,940	$1,173,643,807
New investments	266,791,834	4,877,442	31,518,233	512,299	8,100,000	697,141,627	1,008,941,435
Proceeds from sales of investments	(378,007,349)	(415,977)	—	(247,908)	—	(583,220,976)	(961,892,210)
Loan origination fees received	(5,894,794)	(180,225)	—	—	—	—	(6,075,019)
Principal repayments received	(68,510,620)	—	(38,879)	—	—	—	(68,549,499)
Payment-in-kind interest earned	236,572	35,108	—	—	—	—	271,680
Accretion of loan discounts	1,058,002	45,338	34,660	—	—	—	1,138,000
Accretion of deferred loan origination revenue	1,649,982	26,081	—	—	—	—	1,676,063
Realized gain (loss)	(36,473,291)	(26,253)	3,684	247,908	—	14,285	(36,233,667)
Unrealized appreciation (depreciation)	1,387,984	(213,197)	1,646,453	(297,965)	828,262	(486)	3,351,051
Fair value, end of period	$833,101,689	$19,369,286	$33,164,151	$975,050	$19,158,075	$210,503,390	$1,116,271,641
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2021, we had one asset on non-accrual, the fair value of which was $11.0 million, which comprised 0.7% of the total fair value of our portfolio, and the cost of which was $10.1 million, which comprised 0.6% of the total cost of our portfolio. As of December 31, 2020, we had one asset on non-accrual, the fair value of which was $3.0 million, which comprised 0.2% of the total fair value of our portfolio, and the cost of which was $3.0 million, which comprised 0.2% of the total cost of our portfolio.
A summary of our non-accrual asset as of September 30, 2021 is provided below:
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of September 30, 2021, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was $11.0 million.

Results of Operations
Three and Nine months ended September 30, 2021 and September 30, 2020
Operating results for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total investment income	$34,983,825	$16,329,142	$98,730,541	$51,148,504
Total operating expenses	20,101,273	8,368,976	54,934,235	29,365,140
Net investment income	14,882,552	7,960,166	43,796,306	21,783,364
Income taxes, including excise tax provision	25,533	7,561	7,495	7,561
Net investment income after taxes	14,857,019	7,952,605	43,788,811	21,775,803
Net realized losses	(3,761,700)	(20,506,085)	(1,579,460)	(37,323,454)
Net unrealized appreciation	3,315,063	55,947,382	23,998,631	1,594,639
Loss on extinguishment of debt	—	(216,474)	—	(660,066)
Benefit from (provision for) taxes	—	199	(1,290)	17,666
Net increase (decrease) in net assets resulting from operations	$14,410,382	$43,177,627	$66,214,187	$(14,587,851)
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income:
Interest income	$24,622,330	$15,217,547	$76,655,759	$48,187,628
Dividend income	2,866,668	—	3,333,067	2,603
Fee and other income	4,488,346	769,126	9,189,976	2,380,552
Payment-in-kind interest income	3,006,481	342,469	9,551,152	577,090
Interest income from cash	—	—	587	631
Total investment income	$34,983,825	$16,329,142	$98,730,541	$51,148,504
The change in investment income for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, was primarily due to an increase in the average size of our portfolio, acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans, an increase in payment-in-kind (“PIK”) interest income and dividends from portfolio companies and joint venture investments. For the three and nine months ended September 30, 2021, acceleration of unamortized OID income and unamortized loan origination fees totaled $1.9 million and $4.6 million, respectively, as compared to $30,549 and $0.3 million, respectively, for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, PIK interest income was $3.0 million and $9.6 million respectively, as compared to $0.3 million and $0.6 million, respectively, for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, dividends from portfolio companies and joint venture investments were $2.9 million and $3.3 million, respectively. The amount of our outstanding debt investments was $1,407.0 million as of September 30, 2021, as compared to $929.3 million as of September 30, 2020. This increase is in part due to the acquisition of investment assets in the MVC Acquisition. The weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was 7.3% as of September 30, 2021, as compared to 6.2% as of September 30, 2020.

Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expenses:
Interest and other financing fees	$8,103,044	$3,738,991	$23,382,201	$14,367,855
Base management fees	5,273,797	3,375,262	14,094,419	10,904,422
Incentive management fees	4,442,607	—	10,674,693	—
Compensation expenses	—	—	—	48,410
General and administrative expenses	2,281,825	1,254,723	6,782,922	4,044,453
Total operating expenses	$20,101,273	$8,368,976	$54,934,235	$29,365,140
Interest and Other Financing Fees
Interest and other financing fees during the three and nine months ended September 30, 2021 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes and the February Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the three and nine months ended September 30, 2020 were attributable to borrowings under Barings BDC Senior Funding I, LLC’s credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), the February 2019 Credit Facility and our May 2019 $449.3 million term debt securitization (the “Debt Securitization”). The increase in interest and other financing fees for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, was primarily attributable to the issuance of the August 2025 Notes, the November Notes and the February Notes and increased borrowings under the February 2019 Credit Facility, partially offset by the repayment of the Debt Securitization and the repayment of the borrowings under the August 2018 Credit Facility.
Base Management Fees
Under the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement), we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, the terms of the Original Advisory Agreement) and the fee arrangements thereunder. For the three and nine months ended September 30, 2021, the amount of Base Management Fee incurred was approximately $5.3 million and $14.1 million, respectively. For the three and nine months ended September 30, 2020, the amount of Base Management Fee incurred was approximately $3.4 million and $10.9 million, respectively. The increase in the Base Management Fee for the three and nine months ended September 30, 2021 versus the corresponding 2020 periods is primarily related to the average value of gross assets increasing from $981.9 million as of the end of the two most recently completed calendar quarters prior to September 30, 2020 to $1,687.6 million as of the end of the two most recently completed calendar quarters prior to September 30, 2021.The increase in the Base Management Fee attributable to the increase in our average gross assets was partially offset by a decrease in the Base Management Fee rate. For both the three and nine months ended September 30, 2021, the Base Management Fee rate was 1.250%. For both the three and nine months ended September 30, 2020, the Base Management Fee rate was 1.375%.
Incentive Fee (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement)
Under the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement), we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Amended and Restated Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2021, the amount of income-based fee incurred was $4.4 million and $10.7 million, respectively. We did not incur any income-based fee for the three or nine months ended September 30, 2020.

General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three and nine months ended September 30, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.8 million and $1.8 million, respectively. For the three and nine months ended September 30, 2020, the amount of administration expense incurred and invoiced by the Adviser for expenses was approximately $0.3 million and $0.9 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board fees, D&O insurance costs, as well as legal, valuation and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$950,286	$(19,477,823)	$4,394,339	$(36,233,667)
Affiliate investments	(24,300)	—	(100,931)	—
Net realized gains (losses) on investments	925,986	(19,477,823)	4,293,408	(36,233,667)
Foreign currency transactions	(4,687,686)	(1,028,262)	(5,872,868)	(1,089,787)
Net realized gains (losses)	$(3,761,700)	$(20,506,085)	$(1,579,460)	$(37,323,454)
In the three months ended September 30, 2021, we recognized net realized losses totaling $3.8 million, which consisted primarily of a net loss on foreign currency transactions of $4.7 million, partially offset by a net gain on our loan portfolio of $0.9 million. In the nine months ended September 30, 2021, we recognized net realized losses totaling $1.6 million, which consisted primarily of a net loss on foreign currency transactions of $5.9 million, partially offset by a net gain on our loan portfolio of $4.3 million.
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
recognized as realized gains.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(8,353,775)	$56,467,202	$1,307,673	$2,522,789
Affiliate investments	(323,174)	1,624,230	9,208,817	828,262
Control investments	1,115,148	—	(1,486,760)	—
Net unrealized appreciation (depreciation) on investments	(7,561,801)	58,091,432	9,029,730	3,351,051
Credit support agreement	—	—	700,006	—
Foreign currency transactions	10,876,864	(2,144,050)	14,268,895	(1,756,412)
Net unrealized appreciation (depreciation)	$3,315,063	$55,947,382	$23,998,631	$1,594,639
During the three months ended September 30, 2021, we recorded net unrealized appreciation totaling $3.3 million, consisting of net unrealized appreciation related to foreign currency transactions of $10.9 million, partially offset by net unrealized depreciation on our current portfolio of $4.7 million and unrealized depreciation reclassification adjustments of $2.9 million related to the net realized gains on the sales / repayments of certain investments. The net unrealized depreciation on our current portfolio of $4.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $6.9 million and the credit or fundamental performance of investments of $0.2 million, partially offset by broad market moves for investments of $2.4 million.
During the nine months ended September 30, 2021, we recorded net unrealized appreciation totaling $24.0 million, consisting of net unrealized appreciation on our current portfolio of $13.8 million, unrealized appreciation related to foreign currency transactions of $14.3 million and unrealized appreciation of $0.7 million on the credit support agreement with Barings, net of unrealized depreciation reclassification adjustments of $4.7 million related to the net realized gains on the sales / repayments of certain investments. The net unrealized appreciation on our current portfolio of $13.8 million was driven primarily by broad market moves for investments of $24.0 million and the credit or fundamental performance of investments of $1.9 million, partially offset by the impact of foreign currency exchange rates on investments of $12.1 million.
During the three months ended September 30, 2020, we recorded net unrealized appreciation totaling $55.9 million, consisting of net unrealized appreciation on our current portfolio of $29.7 million and net unrealized appreciation reclassification adjustments of $28.4 million related to the net realized losses on the sales / repayments of certain investments, net of net unrealized depreciation related to foreign currency transactions of $2.1 million. The net unrealized appreciation on our current portfolio of $29.7 million was driven primarily by the credit or fundamental performance of middle-market debt investments of $1.1 million, the impact of foreign currency exchange rates on middle-market debt investments of $1.9 million and the broad market moves for the entire investment portfolio of $26.7 million.
During the nine months ended September 30, 2020, we recorded net unrealized appreciation totaling $1.6 million, consisting of net unrealized appreciation reclassification adjustments of $51.4 million related to the net realized losses on the sales / repayments of certain investments, partially offset by net unrealized depreciation on our current portfolio of $48.1 million and net unrealized depreciation related to foreign currency transactions of $1.8 million. The net unrealized depreciation on our current portfolio of $48.1 million was driven primarily by the credit or fundamental performance of middle-market debt investments of $4.2 million and broad market moves for the entire investment portfolio of $45.7 million, partially offset by the impact of foreign currency exchange rates on middle-market debt investments of $1.9 million.
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
Cash Flows
For the nine months ended September 30, 2021, we experienced a net decrease in cash in the amount of $51.1 million. During that period, our operating activities used $115.9 million in cash, consisting primarily of purchases of portfolio investments of $816.8 million and purchases of short-term investments of $297.6 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $648.3 million and sales of short-term investments of $313.1 million. In addition, our financing activities provided $64.8 million of cash, consisting of net proceeds of $149.8 million from the issuance of the February Notes (as defined below under “Financing Transactions”), partially offset by net repayments under the February 2019 Credit Facility of $45.8 million and dividends paid in the amount of $39.2 million. As of September 30, 2021, we had $41.4 million of cash and foreign currencies on hand.
For the nine months ended September 30, 2020, we experienced a net decrease in cash in the amount of $7.2 million. During that period, our operating activities provided $4.8 million in cash, consisting primarily of proceeds from sales or repayments of portfolio investments totaling $417.0 million and sales of short-term investments of $583.2 million, partially offset by purchases of portfolio investments of $316.7 million and purchases of short-term investments of $697.1 million. In addition, our financing activities used $12.0 million of cash, consisting primarily of repayments of the Debt Securitization of $139.9 million, share repurchases of $7.1 million and dividends paid in the amount of $23.2 million, partially offset by net borrowings under the August 2018 Credit Facility and the February 2019 Credit Facility of $108.7 million and net proceeds from the August 2025 Notes issuance of $49.5 million. As of September 30, 2020, we had $14.8 million of cash on hand.

Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into the February 2019 Credit Facility (as subsequently amended in December 2019), with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. The February 2019 Credit Facility has an accordion feature that allows for an increase in the total commitments by up to $400.0 million, subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination of the August 2018 Credit Facility on June 30, 2020, Barings BDC Senior Funding I, LLC became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year repayment period with a final maturity date of February 21, 2024.
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
As of September 30, 2021, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $382.0 million outstanding under the February 2019 Credit Facility with an interest rate of 2.125% (one month LIBOR of 0.125%), borrowings denominated in Swedish kronas of 12.8kr million ($1.5 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £68.3 million ($92.1 million U.S. dollars) with an interest rate of 2.063% (one month GBP LIBOR of 0.063%), borrowings denominated in Australian dollars of A$36.6 million ($26.4 million U.S. dollars) with an interest rate of 2.250% (one month AUD Screen Rate of 0.250%) and borrowings denominated in Euros of €138.6 million ($160.6 million U.S. dollars) with an interest rate of 2.000% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2021, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $662.7 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
August 2025 Notes
On August 3, 2020, we entered into a Note Purchase Agreement (the “August 2020 NPA”) with Massachusetts Mutual Life Insurance Company governing the issuance of (1) $50.0 million in aggregate principal amount of Series A senior unsecured notes due August 2025 (the “Series A Notes due 2025”) with a fixed interest rate of 4.66% per year, and (2) up to $50.0 million in aggregate principal amount of additional senior unsecured notes due August 2025 with a fixed interest rate per year to be determined (the “Additional Notes” and, collectively with the Series A Notes due 2025, the “August 2025 Notes”), in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25.0 million of the Series A Notes due 2025 was issued on September 24, 2020 and an aggregate principal amount of $25.0 million of the Series A Notes due 2025 was issued on September 29, 2020, both of which will mature on August 4, 2025 unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. Interest on the August 2025 Notes is due semiannually in

March and September, beginning in March 2021. In addition, we are obligated to offer to repay the August 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2020 NPA, we may redeem the August 2025 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before November 3, 2024, a make-whole premium. The August 2025 Notes are guaranteed by certain of our subsidiaries, and are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
On November 4, 2020, we amended the August 2020 NPA to reduce the aggregate principal amount of unissued Additional Notes from $50.0 million to $25.0 million.
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of September 30, 2021, we were in compliance with all covenants under the August 2020 NPA.
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
As of September 30, 2021, the fair value of the outstanding August 2025 Notes was $50.0 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Series B Notes will mature on November 4, 2025, and the Series C Notes will mature on November 4, 2027 unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. Interest on the November Notes is due semiannually in May and November, beginning in May 2021. In addition, we are obligated to offer to repay the November Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the November 2020 NPA, we may redeem the Series B Notes and the Series C Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2025, with respect to the Series B Notes, or on or before May 4, 2027, with respect to the Series C Notes, a make-whole premium. The November Notes are guaranteed by certain of our subsidiaries, and are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2021, we were in compliance with all covenants under the November 2020 NPA.
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
As of September 30, 2021, the fair value of the outstanding Series B Notes and the Series C Notes was $62.5 million and $112.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Series D Notes will mature on February 26, 2026, and the Series E Notes will mature on February 26, 2028 unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the February 2021 NPA. Interest on the February Notes is due semiannually in February and August of each year, beginning in August 2021. In addition, we are obligated to offer to repay the February Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the February 2021 NPA, we may redeem the Series D Notes and the Series E Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2025, with respect to the Series D Notes, or on or before August 26, 2027, with respect to the Series E Notes, a make-whole premium. The February Notes are guaranteed by certain of our subsidiaries, and are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2021, we were in compliance with all covenants under the February 2021 NPA.
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

As of September 30, 2021, the fair value of the outstanding Series D Notes and the Series E Notes was $80.0 million and $70.0 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
In addition, in connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. During the three and nine months ended September 30, 2021, we did not repurchase any shares under the authorized program.
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
Recent Developments
Subsequent to September 30, 2021, we made approximately $238.5 million of new commitments, of which $164.4 million closed and funded. The $164.4 million of investments consist of $124.9 million of first lien senior secured debt investments, $14.5 million of second lien senior secured and subordinated debt investments and $25.0 million of equity investments. The weighted average yield of the debt investments was 6.7%. In addition, we funded $3.8 million of previously committed delayed draw term loans.
Effective on November 4, 2021, we increased our aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants.
On November 9, 2021, the Board declared a quarterly distribution of $0.22 per share payable on December 1, 2021 to holders of record as of November 24, 2021.
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
The SEC has adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022.
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

Fee income for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Recurring Fee Income:
Amortization of loan origination fees	$1,144,236	$503,114	$3,386,163	$1,396,253
Management, valuation and other fees	541,824	174,416	1,671,049	504,171
Total Recurring Fee Income	1,686,060	677,530	5,057,212	1,900,424
Non-Recurring Fee Income:
Prepayment fees	242,418	—	291,934	84,151
Acceleration of unamortized loan origination fees	1,929,663	31,549	3,200,680	280,123
Advisory, loan amendment and other fees	630,205	60,047	640,150	115,854
Total Non-Recurring Fee Income	2,802,286	91,596	4,132,764	480,128
Total Fee Income	$4,488,346	$769,126	$9,189,976	$2,380,552
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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2021 and December 31, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2021 and December 31, 2020 were as follows:

Portfolio Company	Investment Type	September 30, 2021	December 31, 2020
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	$3,750,000	$—
ADE Holding(1)(3)	Committed Capex Line	—	91,814
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	405,027	—
Anju Software, Inc.(1)	Delayed Draw Term Loan	—	1,981,371
Arch Global Precision, LLC(1)	Delayed Draw Term Loan	—	4,193,475
Beacon Pointe Advisors, LLC(1)	Delayed Draw Term Loan	—	363,636
BigHand UK Bidco Limited(1)(4)	Acquisition Capex Facility	376,644	—
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	613,636	—
British Engineering Services Holdco Limited(1)(4)	Acquisition Facility	—	7,006,008
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	609,766	618,177
Canadian Orthodontic Partners Corp(1)(2)(6)	Delayed Draw Term Loan	166,198	—
Centralis Finco S.a.r.l.(1)(3)	Acquisition Facility	469,765	495,950
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	486,189	1,672,446
CM Acquisitions Holdings Inc.(1)	Delayed Draw Term Loan	1,247,359	1,551,602
Contabo Finco S.À R.L(1)(3)	Delayed Draw Term Loan	216,163	228,211
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	910,613	—
CSL Dualcom(1)(4)	Delayed Draw Term Loan	993,478	1,007,182
Dart Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,430,569	2,430,569
DreamStart Bidco SAS(1)(3)	Acquisition Facility	943,074	995,640
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,390,740	—
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	1,217,712	—
Eclipse Business Capital, LLC(1)	Revolver	13,636,364	—
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	583,051	—
F24 (Stairway BidCo GmbH)(1)(3)	Acquisition Facility	412,879	323,840
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180,000	—
FitzMark Buyer, Inc.(1)	Delayed Draw Term Loan	—	1,470,588
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	3,444,445	4,984,771
FragilePak LLC(1)	Delayed Draw Term Loan	2,354,167	—
Heartland, LLC(1)(2)	Delayed Draw Term Loan	—	5,347,666
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Accordion Facility	—	10,225,081
Home Care Assistance, LLC(1)	Delayed Draw Term Loan	173,697	—
IGL Holdings III Corp.(1)(2)	Delayed Draw Term Loan	3,408,219	5,914,219
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,859,447	—
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,583,951	2,727,980
Jocassee Partners LLC	Joint Venture	20,000,000	30,000,000
Kano Laboratories LLC(1)	Delayed Draw Term Loan	4,543,950	4,543,950
Kene Acquisition, Inc.(1)	Delayed Draw Term Loan	—	322,928
LAF International(1)(2)(3)	Acquisition Facility	347,685	—
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	81,977	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	817,249	—

Portfolio Company	Investment Type	September 30, 2021	December 31, 2020
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	2,168,002	2,315,967
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	3,256,552	3,301,472
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	1,600,000	—
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	905,556	—
Options Technology Ltd.(1)	Delayed Draw Term Loan	—	2,604,080
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	1,274,275	1,535,025
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	289,389	—
Premier Technical Services Group(1)(4)	Acquisition Facility	—	1,197,505
Premium Invest(1)(2)(3)	Acquisition Facility	3,340,094	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	860,413	—
PSC UK Pty Ltd.(1)(4)	Acquisition Facility	527,876	535,157
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Capex Facility	732,210	—
Questel Unite(1)(2)(3)	Cap Acquisition Facility	—	10,300,913
Radwell International, LLC(1)	Delayed Draw Term Loan	—	3,235,947
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	1,454,545	1,454,546
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	2,247,224	—
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	6,467,345
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,317,900	—
Security Holdings B.V.(1)(2)(3)	Revolver	1,158,950	—
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	654,691	2,148,691
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	2,372,538	3,489,026
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	13,207,365	13,389,546
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	4,070,833	5,545,939
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	1,857,017	6,035,305
USLS Acquisition, Inc.(1)	Delayed Draw Term Loan	—	450,466
Utac Ceram(1)(2)(3)	Delayed Draw Term Loan	—	743,327
Waccamaw River(2)	Joint Venture	15,680,000	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	3,831,517	5,989,298
Total unused commitments to extend financing		$134,460,961	$159,236,659
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of September 30, 2021 and December 31, 2020, we had guaranteed €9.9 million ($11.5 million U.S. dollars and $12.1 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.

In addition, as of December 31, 2020, the Company agreed to cash collateralize a $3.5 million letter of credit for Security Holdings B.V. The $3.5 million cash collateralization was reflected as "Restricted cash" on the accompanying Audited Consolidated Balance Sheet as of December 31, 2020. The letter of credit expired on April 30, 2021, and as of September 30, 2021, none of the Company’s cash was restricted.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2021, we were not a party to any interest rate hedging arrangements.
In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.
As of September 30, 2021, approximately $1,163.2 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $23.3 million on an annual basis.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.00% (or 1.25% if we no longer maintain an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if we no longer maintain an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1.0%. The applicable LIBOR and currency rates depend on the currency and term of the draw under the February 2019 Credit Facility, and cannot be less than zero. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $13.3 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of September 30, 2021). We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of September 30, 2021, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.5 million U.S. dollars) with an interest rate of 2.000%, borrowings denominated in British pounds sterling of £68.3 million ($92.1 million U.S. dollars) with an interest rate of 2.063%, borrowings denominated in Australian dollars of A$36.6 million ($26.4 million U.S. dollars) with an interest rate of 2.250% and borrowings denominated in Euros of €138.6 million ($160.6 million U.S. dollars) with an interest rate of 2.000%.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
You should carefully consider the risks described below and in Item 1A entitled "Risk Factors" in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 23, 2021, and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
Risks Relating to the Sierra Merger
Sales of shares of the Company’s common stock after the completion of the Merger may cause the market price of the Company’s common stock to decline.
Based on the number of outstanding shares of Sierra’s common stock as of the close of business on September 20, 2021, the Company would issue approximately 46 million shares of the Company’s common stock pursuant to the Merger Agreement. Former Sierra stockholders may decide not to hold the shares of the Company’s common stock that they receive pursuant to the Merger Agreement. In addition, the Company’s stockholders may decide not to hold their shares of the Company’s common stock after completion of the Merger. In each case, such sales of the Company’s common stock could have the effect of depressing the market price for the Company’s common stock and may take place promptly following the completion of the Merger.
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
If the Merger is consummated, based on the number of shares of the Company’s common stock and Sierra’s common stock issued and outstanding on September 20, 2021, it is expected that current stockholders of the Company will own approximately 58.7% of the Company’s outstanding common stock and former Sierra stockholders will own approximately 41.3% of the Company’s outstanding common stock. In addition, both prior to and after completion of the Merger, subject to certain restrictions in the Merger Agreement and the approval of the Company’s stockholders, the Company may issue additional shares of its common stock (including, subject to certain restrictions under the 1940 Act, at prices below the Company’s then-current net asset value (“NAV”) per share), all of which would further reduce the percentage ownership of the combined company held by current stockholders. In addition, the issuance or sale by the Company of shares of its common stock at a discount to NAV poses a risk of economic dilution to stockholders.
The NAV per share of the Company’s common stock will be diluted if the Company issues shares at a price below the then-current NAV per share in connection with the Merger.
At the special meeting of the Company’s stockholders to be held in connection with the Merger and subject to certain determinations required to be made by the Company’s board of directors, the Company’s stockholders will be asked to approve the Company’s ability to issue shares of its common stock at a price below the then-current NAV per share in connection with the Merger in the event that at the time of such issuance, the Company’s then-current NAV per share is greater than the value of the shares of Sierra’s common stock being exchanged.
Under the Merger Agreement, the Exchange Ratio was fixed on September 21, 2021, at the signing of the Merger Agreement, subject to certain adjustments pursuant to the Merger Agreement. The Exchange Ratio was determined taking into account the NAV per share of each of the Company’s common stock and Sierra’s common stock as of June 30, 2021 and is not subject to adjustment based on changes in the NAV per share of the Company’s common stock or Sierra’s common stock. In that regard, regardless of the date on which the Merger is consummated and the resulting date on which the shares of the Company’s common stock are issued, the Exchange Ratio upon which the shares of the Company’s common stock will be issued will not change (except for certain customary anti-dilution adjustments). Consequently, if, on the date that the Company’s common stock is issued in connection with the Merger, the per share value of Sierra’s common stock were to decrease from its per share value as of June 30, 2021 and the NAV of the Company’s common stock were to remain the same, then the Company could be deemed to be issuing shares at a price below its then-current NAV per share. As a result, it is not known at this time whether the Company will be issuing shares of its common stock at a price below the then-current NAV per share to Sierra stockholders in connection with the Merger. The determination of whether the Company is issuing shares of its common stock at a price below the then-current NAV per share will be made at or around the time of the closing of the Merger.
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
The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of Sierra’s investment portfolio with the Company’s and the integration of Sierra’s business with the Company’s. There can be no assurance that Sierra’s investment portfolio or business can be operated profitably or integrated successfully into the Company’s operations in a timely fashion or at all. The dedication of management resources to such integration may divert attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of Sierra’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
The Company also expects to achieve certain cost savings from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume the Company will be able to combine the operations of the Company and Sierra in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if the Company is not able to successfully combine Sierra’s investment portfolio or business with the operations of the Company, the anticipated cost savings may not be fully realized, or realized at all, or may take longer to realize than expected.
The announcement and pendency of the proposed Merger could adversely affect both the Company’s and Sierra’s business, financial results and operations.
The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding both the Company’s and Sierra’s business, including affecting relationships with their respective borrowers and future borrowers, which could have a significant negative impact on the Company’s future revenues and results of operations, regardless of whether the Merger is completed. In addition, the Company and Sierra have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could have a significant negative impact on each of their future revenues and results of operations.
Sierra and the Company are also subject to restrictions on the conduct of each of their businesses prior to the completion of the Merger as provided in the Merger Agreement, generally requiring Sierra and the Company to conduct their business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on their respective ability to make certain investments and acquisitions, sell, transfer or dispose of their respective assets, amend their respective organizational documents and, in the case of Sierra, enter into or modify certain material contracts. These restrictions could prevent Sierra or the Company from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the Company’s future investment income and results of operations.
If the Merger does not close, neither the Company nor Sierra will benefit from the expenses incurred in their pursuit of the Merger and, under certain circumstances, Sierra may be required to pay an $11.0 million termination fee and to reimburse expenses incurred in connection with the Merger by the Company and Barings, subject to a maximum expense reimbursement payment of $2.0 million.
For various reasons, the Merger may not be completed. If the Merger is not completed, Sierra and the Company will have incurred substantial expenses for which no ultimate benefit will have been received. Both companies have incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed. The Merger Agreement provides that, upon the valid termination of the Merger Agreement under certain circumstances, Sierra may be required to pay or cause to be paid to the Company a termination fee of $11.0 million and to pay the Company’s and Barings’ expenses incurred in connection with the Merger, subject to a maximum reimbursement payment of $2.0 million.
The termination of the Merger Agreement could negatively impact the Company.
The Merger may not be completed. For example, either Sierra or the Company may terminate the Merger Agreement if the Merger is not completed by March 31, 2022 (so long as the party seeking termination has not been the primary cause of the delay). If the Merger Agreement is terminated, there may be various consequences, including:
•the Company’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger; and
•the market price of the Company's common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed.
Except in specified circumstances, if the Merger is not completed by March 31, 2022, either Sierra or the Company may choose not to proceed with the Merger.
Either Sierra or the Company may terminate the Merger Agreement if the effective time of the First Merger has not occurred by March 31, 2022. However, this right to terminate the Merger Agreement will not be available to Sierra or the Company if the failure of such party to perform any of its obligations under the Merger Agreement has been the primary cause of or resulted in the failure of the Merger to be complete on or before such date.
The Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Merger not being completed, which may result in material adverse consequences to the Company’s business and operations.
While there can be no assurances as to the exact timing, or that the Merger will be completed at all, the Company and Sierra are working to complete the Merger in the first quarter of 2022. The Merger is subject to closing conditions, including required regulatory approvals (including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder) and certain approvals of the Company’s and Sierra’s respective stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that the Company’s stockholders approve the issuance of shares of the Company’s common stock in connection with the Merger and the issuance of shares of the Company’s common stock in connection with the Merger at a price below its then-current NAV may not be waived and must be satisfied for the Merger to be completed. The Company currently expects that all directors and executive officers of the Company will vote their shares of the Company’s common stock in favor of the proposals presented at the special meeting of the Company’s stockholders to be held in connection with the Merger. Additionally, Barings, as a party to the Merger Agreement, agreed to vote all shares of the Company’s common stock over which it has voting power (other than in its fiduciary capacity) in favor of the proposals presented at the Company’s special meeting of stockholders. Furthermore, the closing condition that Sierra stockholders approve the Merger may not be waived and must also be satisfied for the Merger to be completed. If the closing conditions to the Merger are not satisfied, including receipt of the required approvals by the stockholders of the Company and of Sierra, and the Merger is not completed, the resulting failure to complete the Merger could have a material adverse impact on the Company’s business and operations.

Sierra and the Company will be subject to contractual restrictions while the Merger is pending, including restrictions on pursuing alternatives to the Merger.
Uncertainty about the effect of the Merger may have an adverse effect on the Company and Sierra and, consequently, on the combined company following completion of the Merger. These uncertainties may impair the Company’s and Sierra’s abilities to motivate key personnel until the Merger is consummated and could cause those who deal with the Company and Sierra to seek to change their existing business relationships with the Company and Sierra, respectively. In addition, the Merger Agreement restricts the Company and Sierra from taking actions that they might otherwise consider to be in their best interests without the consent of the other party. These restrictions may prevent the Company and Sierra from pursuing certain business opportunities that may arise prior to the completion of the Merger, including restrictions on them pursuing alternatives to the Merger.
Subject to applicable law, each party may waive one or more conditions to the Merger without resoliciting approval from its respective stockholders.
Certain conditions to the Company’s and Sierra’s obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of the Company and Sierra. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement will have the discretion to complete the Merger without seeking further stockholder approval. Accordingly, the terms and conditions as set forth in the Merger Agreement and described herein, including certain protections to the Company and Sierra, may be waived. The conditions requiring the approval of the Company’s stockholders and approval of Sierra’s stockholders, however, cannot be waived.
The market price of the Company’s common stock after the Merger may be affected by factors different from those affecting the Company’s common stock or Sierra’s common stock currently.
The businesses of the Company and Sierra differ in some respects and, accordingly, the results of operations of the combined company and the market price of the Company’s common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and Sierra. These factors include:
•a larger stockholder base;
•a different portfolio composition; and
•a different capital structure
Accordingly, the historical trading prices and financial results of the Company may not be indicative of these matters for the combined company following the Merger.
The Merger may trigger certain “change of control” provisions and other restrictions in certain of the Company’s and Sierra’s contracts and the failure to obtain any required consents or waivers could adversely impact the combined company.
Certain agreements of the Company and Sierra or their controlled affiliates will or may require the consent of one or more counterparties in connection with the Merger. The failure to obtain any such consent may permit such counter-parties to terminate, or otherwise increase their rights or the Company’s or Sierra’s obligations under, any such agreement because the Merger may violate an anti-assignment, change of control or similar provision. If this happens, the Company or Sierra may have to seek to replace that agreement with a new agreement or seek a waiver or amendment to such agreement. The Company cannot assure you that it or Sierra will be able to replace, amend or obtain a waiver under any such agreement on comparable terms or at all.
If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing the Company from operating a material part of Sierra’s business.
In addition, the consummation of the Merger may violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under the Company’s or Sierra’s agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

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
The Company has incurred and expects to incur additional material non-recurring expenses in connection with the Merger and completion of the transactions contemplated by the Merger Agreement. The Company has incurred significant legal, advisory and financial services fees in connection with the process of negotiating and evaluating the terms of the Merger. Additional significant unanticipated costs may be incurred in the course of coordinating the businesses of Sierra and the Company after completion of the Merger.
Even if the Merger is not completed, the Company will need to pay certain costs relating to the Merger incurred prior to the date the Merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees. Such costs may be significant and could have an adverse effect on the Company’s future results of operations, cash flows and financial condition.
Litigation filed against Sierra or the Company in connection with the Merger could result in substantial costs and could delay or prevent the Merger from being completed.
From time to time, Sierra and the Company may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Merger. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the Company’s liquidity and financial condition or could prevent the Merger from being completed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2021, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 37,463 shares of our common stock for an aggregate of $405,517 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on August 5, 2021.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not Applicable

Item 6. Exhibits.

Number	Exhibit

2.1
Agreement and Plan of Merger, by and among the Registrant, Mercury Acquisition Sub, Inc., Sierra Income Corporation and Barings LLC, dated as of September 21, 2021 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2021 and incorporated herein by reference).*

3.1
Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(3) to the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-138418) filed with the Securities and Exchange Commission on December 29, 2006 and incorporated herein by reference).

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

3.4	Articles Supplementary (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
*    Exhibits and schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
**    Filed Herewith.
***    Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS BDC, INC.

Date:	November 9, 2021	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2021	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2021	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer