Form 10-K
period 2021-12-31
Barings BDC, Inc.
filed 2022-02-23
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure that all executive officers, directors and 10% or more stockholders of the registrant are “affiliates”) as of June 30, 2021, based on the closing price on that date of $10.56 on the New York Stock Exchange, was $540,334,238.
The number of shares outstanding of the registrant’s common stock on February 23, 2022 was 65,316,085.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant's 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BARINGS BDC, INC.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021

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
The Asset Sale and Externalization Transactions
In April 2018, we entered into an asset purchase agreement (the "Asset Purchase Agreement"), with BSP Asset Acquisition I, LLC (the "Asset Buyer"), an affiliate of Benefit Street Partners L.L.C., pursuant to which we agreed to sell our December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017 (such transaction referred to herein as the "Asset Sale Transaction"). Also in April 2018, we entered into a stock purchase and transaction agreement (the "Externalization Agreement"), with Barings LLC ("Barings") through which Barings agreed to become our investment adviser in exchange for (1) a payment by Barings of $85.0 million, or approximately $1.78 per share, directly to our stockholders, (2) an investment by Barings of $100.0 million in newly issued shares of our common stock at net asset value and (3) a commitment from Barings to purchase up to $50.0 million of shares of our common stock in the open market at prices up to and including our then-current net asset value per share for a two-year period, after which Barings agreed to use any remaining funds from the $50.0 million to purchase additional newly-issued shares of our common stock at the greater of our then-current net asset value per share or market price (collectively, the "Externalization Transaction"). The Asset Sale Transaction and the Externalization Transaction are collectively referred to as the "Transactions." The Transactions were approved by our stockholders at our July 24, 2018 special meeting of stockholders (the "2018 Special Meeting").
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
MVC Capital, Inc. Acquisition
On December 23, 2020, we completed our acquisition of MVC Capital, Inc., a Delaware corporation (“MVC”) (the “MVC Acquisition”) pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “MVC Merger Agreement”), dated as of August 10, 2020, with MVC, Mustang Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Acquisition Sub”), and Barings. To effect the acquisition, Acquisition Sub merged with and into MVC, with MVC surviving the merger as our wholly owned subsidiary (the “First MVC Merger”). Immediately thereafter, MVC merged with and into us, with us as the surviving company (the “Second MVC Merger” and, together with the First MVC Merger, the “MVC Merger”).
Pursuant to the MVC Merger Agreement, MVC stockholders received the right to the following merger consideration in exchange for each share of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger (other than shares of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger that were held by a subsidiary of MVC or held, directly or indirectly, by us or the Acquisition Sub), in accordance with the MVC Merger Agreement: (i) an amount in cash from Barings, without interest, equal to $0.39492, and (ii) 0.9790836 shares of our common stock, which ratio gave effect to the Euro-dollar exchange rate adjustment mechanism in the MVC Merger Agreement, plus cash in lieu of fractional shares. We issued approximately 17,354,332 shares of our common stock to MVC’s then-existing stockholders in connection with the MVC Merger, thereby resulting in our then-existing stockholders owning approximately 73.4% of the combined company and MVC's then-existing stockholders owning approximately 26.6% of the combined company.
In connection with the closing of the MVC Merger, the Board affirmed our commitment to open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, regulatory and contractual requirements, including covenants under our $875.0 million senior secured credit facility with ING Capital LLC initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the "February 2019 Credit Facility"). During the year ended December 31, 2021, we did not repurchase any shares under the authorized program.
In connection with the MVC Acquisition, on December 23, 2020, following the closing of the MVC Merger, we entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings, effective January 1, 2021, which amended the Original Advisory Agreement to, among other things, (i) reduce the annual base management fee payable to Barings from 1.375% to 1.250% of our gross assets, (ii) reset the commencement date for the rolling 12-quarter “look-back” provision used to calculate the income incentive fee and incentive fee cap to January 1, 2021 from January 1, 2020 and (iii) describe the fact that we may enter into guarantees, sureties and other credit support arrangements with respect to one or more of our investments, including the impact of these arrangements on the income incentive fee cap. See “—Management Agreements – Investment Advisory Agreement” in this Item 1 of Part I of this Annual Report on Form 10-K for more information.
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the MVC Merger, we entered into a Credit Support Agreement (the “MVC Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. The MVC Credit Support Agreement is intended to give stockholders of the combined company downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the MVC Merger. There is no fee or other payment by us to Barings or any of its affiliates in connection with the MVC Credit Support Agreement. Any cash payment from Barings to us under the MVC Credit Support Agreement will be excluded from the incentive fee calculations under the Amended and Restated Advisory Agreement. See “Note 2. Agreements and Related Party Transactions” and “Note. 6 Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
Pending Sierra Income Corporation Acquisition
On September 21, 2021, we entered into an Agreement and Plan of Merger (the “Sierra Merger Agreement”) by and among us, Mercury Acquisition Sub, Inc., a Maryland corporation and our direct wholly owned subsidiary (“Sierra Acquisition Sub”), Sierra Income Corporation, a Maryland corporation (“Sierra”), and Barings. The Sierra Merger Agreement provides that, on the terms and subject to the conditions set forth in the Sierra Merger Agreement, Sierra Acquisition Sub will merge with and into Sierra, with Sierra continuing as the surviving company and as our wholly owned subsidiary (the “First Sierra Merger”) and, immediately thereafter, Sierra will merge with and into us, with Barings BDC, Inc. continuing as the surviving company (the “Second Sierra Merger” and, together with the First Sierra Merger, the “Sierra Merger”). Both the Board and the board of directors of Sierra, including all of the respective independent directors, have approved the Sierra Merger Agreement and the transactions contemplated therein. The parties to the Sierra Merger Agreement intend the Sierra Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
In the First Sierra Merger, each share of Sierra common stock issued and outstanding immediately prior to the effective time of the First Sierra Merger (excluding any shares cancelled pursuant to the Sierra Merger Agreement) will be converted into the right to receive (i) $0.9783641 per share in cash, without interest, from Barings (such amount of cash, the “Sierra Cash Consideration”) and (ii) 0.44973 (such ratio, as may be adjusted pursuant to the Sierra Merger Agreement, the “Sierra Exchange Ratio”) of a validly issued, fully paid and non-assessable share of our common stock (the “Sierra Share Consideration” and, together with the Sierra Cash Consideration, the “Sierra Merger Consideration”).
The Sierra Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of our and Sierra’s businesses during the period prior to the closing of the Sierra Merger. We and Sierra have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of our and Sierra’s stockholders, respectively, and our Board and the board of directors of Sierra have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).
The Sierra Merger Agreement provides that Sierra shall not, and shall cause its subsidiaries and instruct its representatives not to, directly or indirectly, solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, the Sierra board of directors may, subject to certain conditions, change its recommendation to the Sierra stockholders or, on payment of a termination fee of $11.0 million to us and the reimbursement of up to $2.0 million in expenses incurred by us and Barings, terminate the Sierra Merger Agreement and enter into an Alternative Acquisition Agreement (as defined in the Sierra Merger Agreement) for a Superior Proposal (as defined in the Sierra Merger Agreement) if it determines in good faith, after consultation with its outside legal counsel, that failure to do so would be inconsistent with the directors’ duties under applicable law.
Consummation of the First Sierra Merger, which is currently anticipated to occur during the first quarter of fiscal year 2022, is subject to certain customary closing conditions, including (1) approval of the First Sierra Merger by the holders of at least a majority of the outstanding shares of Sierra common stock entitled to vote thereon, (2) approval of the issuance of our common stock to be issued in the First Sierra Merger by a majority of the votes cast by our stockholders on the matter at our stockholders meeting, (3) approval of the issuance of our common stock in connection with the First Sierra Merger at a price below the then-current net asset value per share of our common stock, if applicable, by the vote specified in Section 63(2)(A) of the 1940 Act, (4) the absence of certain legal impediments to the consummation of the Sierra Merger, (5) effectiveness of the registration statement for our common stock to be issued as consideration in the First Sierra Merger, (6) approval for listing on the NYSE of our common stock to be issued as consideration in the First Sierra Merger, (7) subject to certain materiality standards, the accuracy of the representations and warranties and compliance with the covenants of each party to the Sierra Merger Agreement, and (8) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or early termination thereof).
Barings, as party to the Sierra Merger Agreement, agreed to vote all shares of our common stock over which it has voting power (other than in its fiduciary capacity) in favor of the proposals to be submitted by us to our stockholders for approval relating to the Sierra Merger.
In addition, we and Sierra will take steps necessary to provide for the repayment at closing of Sierra’s existing loan agreement. The Sierra Merger Agreement also contains certain termination rights in favor of us and Sierra, including if the First Sierra Merger is not completed on or before March 31, 2022 or if the requisite approvals of our stockholders or Sierra stockholders are not obtained.
Further, we will enter into an amendment and restatement of the Amended and Restated Advisory Agreement, effective as of the closing of the Sierra Merger, to raise the annualized hurdle rate thereunder from 8.0% to 8.25%. Following the closing of the Sierra Merger, we will also enter into a credit support agreement with Barings, for the benefit of the combined company, to protect against net cumulative unrealized and realized losses of up to $100.0 million on the acquired Sierra investment portfolio over the next ten years.
Overview of Our Business
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
Our investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. Barings employs fundamental credit analysis, and targets investments in businesses with low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated, would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. To a lesser extent, we may make investments in syndicated loan opportunities for cash management and other purposes, which includes but is not limited to maintaining more liquid investments to manage our share repurchase program.

Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings’ Global Private Finance Group ("Barings GPFG"), manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings' $305.2 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles.
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
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the 2018 Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level that is more consistent with a portfolio of senior secured debt. As of December 31, 2021, our asset coverage ratio was 153.8%.
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
•Focusing on the Middle-Market. We primarily invest in middle-market transactions. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”), of $10.0 million to $75.0 million.
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
Beginning with the fourth quarter of 2020, the fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
For a further discussion of our valuation procedures, see the section entitled “Critical Accounting Policies and Use of Estimates — Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K.
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP are investment companies with no readily determinable fair values, we estimate the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
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
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the three years ended December 31, 2021 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
Barings has entered into a personnel-sharing arrangement with its affiliate, Baring International Investment Limited ("BIIL"). BIIL is a wholly-owned subsidiary of Baring Asset Management Limited, which in turn is an indirect, wholly-owned subsidiary of Barings. Pursuant to this arrangement, certain employees of BIIL may serve as "associated persons" of Barings and, in this capacity, subject to the oversight and supervision of Barings, may provide research and related services, and discretionary investment management and trading services (including acting as portfolio managers) to us on behalf of Barings. This arrangement is based on no-action letters of the staff of the SEC that permit SEC-registered investment advisers to rely on and use the resources of advisory affiliates or "participating affiliates," subject to the supervision of that SEC-registered investment adviser. BIIL is a "participating affiliate" of Barings, and the BIIL employees are "associated persons" of Barings.
Under the Amended and Restated Advisory Agreement, we pay Barings (i) a base management fee (the "Base Management Fee") and (ii) an incentive fee (the "Incentive Fee") as compensation for the investment advisory and management services it provides us thereunder.
Pre-January 1, 2021 Base Management Fee
For the period from January 1, 2020 through December 31, 2020, the Base Management Fee was calculated based on our gross assets, including the MVC Credit Support Agreement, assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.375%. The annual rate of the Base Management Fee was 1.125% for the period commencing on January 1, 2019 through December 31, 2019.
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
Post-December 31, 2020 Base Management Fee
Beginning January 1, 2021, the Base Management Fee is calculated based on our gross assets, including the MVC Credit Support Agreement, assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.25%. The Base Management Fee is payable quarterly in arrears on a calendar quarter basis, and is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter will be appropriately pro-rated.
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
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2019, 2020 and 2021 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
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
Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:
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
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution (10% in case of distributions through June 30, 2022). Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
•Sales of shares of the Company’s common stock after the completion of the Sierra Merger may cause the market price of the Company’s common stock to decline.
•The Company may be unable to realize the benefits anticipated by the Sierra Merger, including estimated cost savings, or it may take longer than anticipated to realize such benefits.
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
As of February 23, 2022, Barings, our external investment adviser, beneficially owns approximately 20.9% of our outstanding common stock. As a result, Barings may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as Barings may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
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
Under the Amended and Restated Advisory Agreement, the base management fee will be payable even if the value of your investment declines. The base management fee is calculated based on our gross assets, including assets purchased with borrowed funds or other forms of leverage (but excluding cash or cash equivalents ). Accordingly, the base management fee is payable regardless of whether the value of our gross assets and/or your investment has decreased during the then-current quarter and creates an incentive for Barings to incur leverage, which may not be consistent with our stockholders’ interests.
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
We generally seek approval from our stockholders so that we have the flexibility to issue up to a specified percentage of our then-outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at an annual meeting of stockholders held on May 20, 2021, we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on May 20, 2022.
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

Because we incur leverage, general interest rate fluctuations may have a more significant negative impact on our investments than they would have absent such leverage and, accordingly, may have a material adverse effect on our operating results. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. As such, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. Typically, our interest earning investments accrue and pay interest at variable rates, and our interest-bearing liabilities accrue interest at variable or potentially fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2021 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2021, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2021(1)	(35.6)%	(21.0)%	(6.5)%	8.1%	22.7%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2021(2)	(37.3)%	(22.1)%	(6.8)%	8.4%	23.7%
(1) Assumes $2,160.9 million in total assets, $1,407.0 million in debt outstanding, $741.9 million in net assets and an average cost of funds of 3.412%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2021. The assumed amount of debt outstanding for this example includes $655.2 million of outstanding borrowings under the February 2019 Credit Facility as of December 31, 2021, $50.0 million aggregate principal amount of August 2025 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $175.0 million aggregate principal amount of November Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $150.0 million aggregate principal amount of February Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $350.0 million aggregate principal amount of November 2026 Notes (as defined below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, and assumed additional borrowings of $26.8 million to settle our payable from unsettled transactions as of December 31, 2021.
(2) Assumes $2,264.6 million in total assets, $1,483.9 million in debt outstanding and $741.9 million in net assets as of December 31, 2021, and an average cost of funds of 3.412%, which was the weighted average borrowing cost of our borrowings at December 31, 2021.
Based on our total outstanding indebtedness of $1,380.2 million as of December 31, 2021, assumed additional borrowings of $26.8 million to settle our payable from unsettled transactions as of December 31, 2021 and an average cost of funds of 3.412%, which was the weighted average borrowing cost of our outstanding borrowings at

December 31, 2021, our investment portfolio must experience an annual return of at least 2.22% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $1483.9 million calculated assuming a 150% asset coverage ratio and an average cost of funds of 3.412%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2021, our investment portfolio must experience an annual return of at least 2.24% to cover annual interest payments on our outstanding indebtedness.
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
On December 23, 2020, as part of the MVC Acquisition, the Board affirmed its commitment under the Merger Agreement to open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, regulatory and contractual requirements. During the year ended December 31, 2021, we did not repurchase any shares under the authorized program.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. In addition, stockholder activism, which could take many forms or arise in a variety of situations, including making public demands that we consider strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists' representatives or others to the Board, has increased in the BDC space in recent years. For example, we and certain of our former executive officers have previously been named defendants in a class-action lawsuit asserting claims under Section 10(b) and Section 20(a) of the Exchange Act, and, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of further securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, may result in substantial costs and divert management’s and the Board's attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult for Barings to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
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

Our investments in collateralized loan obligation vehicles are subject to additional risks.
We may invest in debt and equity interests of collateralized loan obligation (“CLO”) vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the debt of the underlying companies. As a result, we and our stockholders may not know the details of the underlying holdings of the CLO vehicles in which we may invest.
As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets.” CLO vehicles that we expect to invest in are typically very highly leveraged, and therefore, the junior debt and equity tranches that we expect to invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we intend to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. If any of these occur, it could materially and adversely affect our operating results and cash flows.
In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default;(iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.
Investments in structured vehicles, including equity and junior debt instruments issued by CLO vehicles, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO vehicle may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we intend to invest, may be less liquid than many other types of securities and may be more volatile than the leveraged corporate loans underlying the CLO vehicles we intend to target. Fluctuations in interest rates may also cause payments on the tranches of CLO vehicles that we hold to be reduced, either temporarily or permanently.
Any interests we acquire in CLO vehicles will likely be thinly traded or have only a limited trading market and may be subject to restrictions on resale. Securities issued by CLO vehicles are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLO vehicles in which we may invest. Although a secondary market may exist for our investments in CLO vehicles, the market for our investments in CLO vehicles may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value. In addition, our investments in CLO warehouse facilities are short term investments and therefore may be subject to a greater risk relating to market conditions and economic recession or downturns.
We may be subject to risks associated with syndicated loans.
From time to time, we may acquire interests in syndicated loans. Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent.

This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if an investment is subordinated to one or more senior loans made to the applicable obligor, our ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.
If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the fair market value of our investment.
There is a risk that a loan agent in respect of one of our loans may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.
Our special situations investments involve a high degree of credit and market risk.
Our special situations investments, which consist of investments in the securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers, involve a high degree of credit and market risk. Although the Company may invest in select companies that, in the view of Barings, have the potential over the long-term for capital growth, there can be no assurance that such financially troubled issuers or operationally troubled issuers can be successfully transformed into profitable operating companies. There is a possibility that the Company may incur substantial or total losses on investments or that such investments may not show any return for a considerable period of time. Under such circumstances, the returns generated from the investments may not compensate investors adequately for the risks assumed.
The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There can be no assurance that Barings will correctly evaluate the value of a company’s assets or the prospects for a successful reorganization or similar action. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers and borrowers are more likely to go into default than securities of other issuers. In addition, it may be difficult to obtain information about such issuers and borrowers.
Securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers are less liquid and more volatile than securities of companies not experiencing financial or operational difficulties. The market prices of such securities are subject to erratic and abrupt market movements, and the spread between bid and asked prices may be greater than normally expected. In addition, it is anticipated that many investments may not be widely traded and that the Company’s investment in such securities may be substantial relative to the market for such securities. As a result, the Company may experience delays and incur losses and other costs in connection with the sale of investments.
Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by Barings. To the extent that Barings becomes involved in such proceedings, the Company may have a more active participation in the affairs of the issuer than that assumed generally by an investor. In addition, involvement by Barings in an issuer’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position in the issuer or increase the likelihood of the Company being involved in litigation.
Risks Relating to Our Securities
Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their net asset value, and may trade at premiums that may prove to be unsustainable.
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value, and may trade at premiums that may prove to be unsustainable. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of December 31, 2021, the closing price of our common stock on the NYSE was $11.02 per share, an approximately 3.0% discount to our net asset value per share as of December 31, 2021.
In addition, at times when our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Any such sale would be dilutive to the net asset value per share of our common stock. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. Pursuant to approval granted at an annual meeting of stockholders held on May 20, 2021, we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on May 20, 2022.
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

If we sell common stock at a discount to our net asset value per share, stockholders will experience immediate dilution in an amount that may be material.
Any sale of common stock at a price below net asset value would result in an immediate dilution to existing common stockholders. During periods of time in which we have authority from stockholders to issue shares of common stock at a price below net asset value, such shares of common stock could be issued at a price that is substantially below the net asset value per share, and the resulting dilution could be substantial. This dilution would include reduction in the net asset value per share as a result of the issuance of shares at a price below the net asset value per share and a proportionately greater decrease in a stockholder’s interest in the earnings and assets of the Company and voting interest in the Company than the increase in the assets, potential earnings and voting interests of the Company resulting from such issuance. In addition, such issuances or sales may adversely affect the price at which our common stock trades.
Pursuant to approval granted at an annual meeting of stockholders held on May 20, 2021, we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on May 20, 2022.
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
The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our current debt including the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes (each as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K), and any future debt we may issue, which may cause a default under the terms of the relevant debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
Subject to the terms of the August 2020 NPA (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), we may redeem the August 2025 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before November 3, 2024, a make-whole premium. Subject to the terms of the November 2020 NPA (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), we may redeem the Series B Notes and the Series C Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2025, with respect to the Series B Notes, or on or before May 4, 2027, with respect to the Series C Notes, a make-whole premium. Subject to the terms of the February 2021 NPA (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K), we may redeem the Series D Notes and the Series E Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2025, with respect to the Series D Notes, or on or before August 26, 2027, with respect to the Series E Notes, a make-whole premium. Subject to the terms of the indenture governing the November 2026 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), we may redeem the November 2026 Notes in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture.
If we choose to redeem any of the August 2025 Notes, the November Notes, the February Notes or the November 2026 Notes when the fair market value of the August 2025 Notes, the November Notes, the February Notes or the November 2026 Notes is above par value, you would experience a loss of any potential premium.
We may not be able to prepay the August 2025 Notes, the November Notes, the February Notes or the November 2026 Notes upon a change in control.
The note purchase agreements governing the August 2025 Notes, the November Notes and the February Notes, and the indenture governing the November 2026 Notes, require us to offer to prepay all of the respective issued and outstanding notes upon the occurrence of certain change in control events, which could have a material adverse effect on our business, financial condition and results of operations. Upon a change in control event, holders of the notes may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.
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
In addition, in order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of the declared dividend, and 10% of the declared dividend through June 30, 2022) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock other than in connection with our dividend reinvestment plan.
A downgrade, suspension or withdrawal of the credit rating, if any, assigned by a rating agency to us or any of our outstanding unsecured notes, or change in the debt markets could cause the liquidity or market value of our securities to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding unsecured notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our unsecured notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the August 2020 NPA, the November 2020 NPA, the February 2021 NPA and the indenture governing the November 2026 Notes. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. In this regard, the fixed rates of the November Notes and the February Notes are subject to increase in the event that a Below Investment Grade Event (as defined in relevant note purchase agreement) occurs. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices and value of our unsecured notes.
Risks Relating to the Sierra Merger
Sales of shares of the Company’s common stock after the completion of the Sierra Merger may cause the market price of the Company’s common stock to decline.
Based on the number of outstanding shares of Sierra’s common stock as of the close of business on September 20, 2021, the Company would issue approximately 46.0 million shares of the Company’s common stock pursuant to the Sierra Merger Agreement. Former Sierra stockholders may decide not to hold the shares of the Company’s common stock that they receive pursuant to the Sierra Merger Agreement. In addition, the Company’s stockholders may decide not to hold their shares of the Company’s common stock after completion of the Sierra Merger. In each case, such sales of the Company’s common stock could have the effect of depressing the market price for the Company’s common stock and may take place promptly following the completion of the Sierra Merger.

The Company’s stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Sierra Merger.
The Company’s stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective ownership interests in the Company prior to the Sierra Merger. Consequently, the Company’s stockholders should expect to exercise less influence over the management and policies of the combined company following the Sierra Merger than they currently exercise over the management and policies of the Company.
If the Sierra Merger is consummated, based on the number of shares of the Company’s common stock and Sierra’s common stock issued and outstanding on September 20, 2021, it is expected that current stockholders of the Company will own approximately 58.7% of the Company’s outstanding common stock and former Sierra stockholders will own approximately 41.3% of the Company’s outstanding common stock. In addition, both prior to and after completion of the Sierra Merger, subject to certain restrictions in the Sierra Merger Agreement and the approval of the Company’s stockholders, the Company may issue additional shares of its common stock (including, subject to certain restrictions under the 1940 Act, at prices below the Company’s then-current net asset value (“NAV”) per share), all of which would further reduce the percentage ownership of the combined company held by current stockholders. In addition, the issuance or sale by the Company of shares of its common stock at a discount to NAV poses a risk of economic dilution to stockholders.
The NAV per share of the Company’s common stock will be diluted if the Company issues shares at a price below the then-current NAV per share in connection with the Sierra Merger.
At the special meeting of the Company’s stockholders to be held in connection with the Sierra Merger and subject to certain determinations required to be made by the Company’s board of directors, the Company’s stockholders will be asked to approve the Company’s ability to issue shares of its common stock at a price below the then-current NAV per share in connection with the Sierra Merger in the event that at the time of such issuance, the Company’s then-current NAV per share is greater than the value of the shares of Sierra’s common stock being exchanged.
Under the Sierra Merger Agreement, the Sierra Exchange Ratio was fixed on September 21, 2021, at the signing of the Sierra Merger Agreement, subject to certain adjustments pursuant to the Sierra Merger Agreement. The Sierra Exchange Ratio was determined taking into account the NAV per share of each of the Company’s common stock and Sierra’s common stock as of June 30, 2021 and is not subject to adjustment based on changes in the NAV per share of the Company’s common stock or Sierra’s common stock. In that regard, regardless of the date on which the Sierra Merger is consummated and the resulting date on which the shares of the Company’s common stock are issued, the Sierra Exchange Ratio upon which the shares of the Company’s common stock will be issued will not change (except for certain customary anti-dilution adjustments). Consequently, if, on the date that the Company’s common stock is issued in connection with the Sierra Merger, the per share value of Sierra’s common stock were to decrease from its per share value as of June 30, 2021 and the NAV of the Company’s common stock were to remain the same, then the Company could be deemed to be issuing shares at a price below its then-current NAV per share. As a result, it is not known at this time whether the Company will be issuing shares of its common stock at a price below the then-current NAV per share to Sierra stockholders in connection with the Sierra Merger. The determination of whether the Company is issuing shares of its common stock at a price below the then-current NAV per share will be made at or around the time of the closing of the Sierra Merger.
If the Company were to issue shares of its common stock below its then-current NAV per share in connection with the Sierra Merger, such sales would result in an immediate dilution to the NAV per share of the Company’s common stock. This dilution would occur as a result of the issuance of shares at a price below the then-current NAV per share of the Company’s common stock and a proportionately greater decrease in the stockholders’ interest in the Company’s earnings and assets and their voting interest in the Company than the increase in the Company’s assets resulting from such issuance. Because the NAV of shares of the Company’s common stock at or around the time of the Sierra Merger is not currently known, the actual dilutive effect cannot be predicted.

The Company may be unable to realize the benefits anticipated by the Sierra Merger, including estimated cost savings, or it may take longer than anticipated to realize such benefits.
The realization of certain benefits anticipated as a result of the Sierra Merger will depend in part on the integration of Sierra’s investment portfolio with the Company’s and the integration of Sierra’s business with the Company’s. There can be no assurance that Sierra’s investment portfolio or business can be operated profitably or integrated successfully into the Company’s operations in a timely fashion or at all. The dedication of management resources to such integration may divert attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of Sierra’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
The Company also expects to achieve certain cost savings from the Sierra Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume the Company will be able to combine the operations of the Company and Sierra in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if the Company is not able to successfully combine Sierra’s investment portfolio or business with the operations of the Company, the anticipated cost savings may not be fully realized, or realized at all, or may take longer to realize than expected.
The announcement and pendency of the proposed Sierra Merger could adversely affect both the Company’s and Sierra’s business, financial results and operations.
The announcement and pendency of the proposed Sierra Merger could cause disruptions in and create uncertainty surrounding both the Company’s and Sierra’s business, including affecting relationships with their respective borrowers and future borrowers, which could have a significant negative impact on the Company’s future revenues and results of operations, regardless of whether the Sierra Merger is completed. In addition, the Company and Sierra have diverted, and will continue to divert, significant management resources towards the completion of the Sierra Merger, which could have a significant negative impact on each of their future revenues and results of operations.
Sierra and the Company are also subject to restrictions on the conduct of each of their businesses prior to the completion of the Sierra Merger as provided in the Sierra Merger Agreement, generally requiring Sierra and the Company to conduct their business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on their respective ability to make certain investments and acquisitions, sell, transfer or dispose of their respective assets, amend their respective organizational documents and, in the case of Sierra, enter into or modify certain material contracts. These restrictions could prevent Sierra or the Company from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the Company’s future investment income and results of operations.
If the Sierra Merger does not close, neither the Company nor Sierra will benefit from the expenses incurred in their pursuit of the Sierra Merger and, under certain circumstances, Sierra may be required to pay an $11.0 million termination fee and to reimburse expenses incurred in connection with the Sierra Merger by the Company and Barings, subject to a maximum expense reimbursement payment of $2.0 million.
For various reasons, the Sierra Merger may not be completed. If the Sierra Merger is not completed, Sierra and the Company will have incurred substantial expenses for which no ultimate benefit will have been received. Both companies have incurred out-of-pocket expenses in connection with the Sierra Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Sierra Merger is not completed. The Sierra Merger Agreement provides that, upon the valid termination of the Sierra Merger Agreement under certain circumstances, Sierra may be required to pay or cause to be paid to the Company a termination fee of $11.0 million and to pay the Company’s and Barings’ expenses incurred in connection with the Sierra Merger, subject to a maximum reimbursement payment of $2.0 million.

The termination of the Sierra Merger Agreement could negatively impact the Company.
The Sierra Merger may not be completed. For example, either Sierra or the Company may terminate the Sierra Merger Agreement if the Sierra Merger is not completed by March 31, 2022 (so long as the party seeking termination has not been the primary cause of the delay). If the Sierra Merger Agreement is terminated, there may be various consequences, including:
•the Company’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Sierra Merger, without realizing any of the anticipated benefits of completing the Sierra Merger; and
•the market price of the Company's common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Sierra Merger will be completed.
Except in specified circumstances, if the Sierra Merger is not completed by March 31, 2022, either Sierra or the Company may choose not to proceed with the Sierra Merger.
Either Sierra or the Company may terminate the Sierra Merger Agreement if the effective time of the First Sierra Merger has not occurred by March 31, 2022. However, this right to terminate the Sierra Merger Agreement will not be available to Sierra or the Company if the failure of such party to perform any of its obligations under the Sierra Merger Agreement has been the primary cause of or resulted in the failure of the Sierra Merger to be complete on or before such date.
The Sierra Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Sierra Merger not being completed, which may result in material adverse consequences to the Company’s business and operations.
While there can be no assurances as to the exact timing, or that the Sierra Merger will be completed at all, the Company and Sierra are working to complete the Sierra Merger in the first quarter of 2022. The Sierra Merger is subject to closing conditions, including required regulatory approvals (including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder) and certain approvals of the Company’s and Sierra’s respective stockholders that, if not satisfied, will prevent the Sierra Merger from being completed. The closing condition that the Company’s stockholders approve the issuance of shares of the Company’s common stock in connection with the Sierra Merger and the issuance of shares of the Company’s common stock in connection with the Sierra Merger at a price below its then-current NAV may not be waived and must be satisfied for the Sierra Merger to be completed. The Company currently expects that all directors and executive officers of the Company will vote their shares of the Company’s common stock in favor of the proposals presented at the special meeting of the Company’s stockholders to be held in connection with the Sierra Merger. Additionally, Barings, as a party to the Sierra Merger Agreement, agreed to vote all shares of the Company’s common stock over which it has voting power (other than in its fiduciary capacity) in favor of the proposals presented at the Company’s special meeting of stockholders. Furthermore, the closing condition that Sierra stockholders approve the Sierra Merger may not be waived and must also be satisfied for the Sierra Merger to be completed. If the closing conditions to the Sierra Merger are not satisfied, including receipt of the required approvals by the stockholders of the Company and of Sierra, and the Sierra Merger is not completed, the resulting failure to complete the Sierra Merger could have a material adverse impact on the Company’s business and operations.
Sierra and the Company will be subject to contractual restrictions while the Sierra Merger is pending, including restrictions on pursuing alternatives to the Sierra Merger.
Uncertainty about the effect of the Sierra Merger may have an adverse effect on the Company and Sierra and, consequently, on the combined company following completion of the Sierra Merger. These uncertainties may impair the Company’s and Sierra’s abilities to motivate key personnel until the Sierra Merger is consummated and could cause those who deal with the Company and Sierra to seek to change their existing business relationships with the Company and Sierra, respectively. In addition, the Sierra Merger Agreement restricts the Company and Sierra from taking actions that they might otherwise consider to be in their best interests without the consent of the other party. These restrictions may prevent the Company and Sierra from pursuing certain business opportunities that may arise prior to the completion of the Sierra Merger, including restrictions on them pursuing alternatives to the Sierra Merger.
Subject to applicable law, each party may waive one or more conditions to the Sierra Merger without resoliciting approval from its respective stockholders.
Certain conditions to the Company’s and Sierra’s obligations to complete the Sierra Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of the Company and Sierra. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Sierra Merger Agreement will have the discretion to complete the Sierra Merger without seeking further stockholder approval. Accordingly, the terms and conditions as set forth in the Sierra Merger Agreement and described herein, including certain protections to the Company and Sierra, may be waived. The conditions requiring the approval of the Company’s stockholders and approval of Sierra’s stockholders, however, cannot be waived.
The market price of the Company’s common stock after the Sierra Merger may be affected by factors different from those affecting the Company’s common stock or Sierra’s common stock currently.
The businesses of the Company and Sierra differ in some respects and, accordingly, the results of operations of the combined company and the market price of the Company’s common stock after the Sierra Merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and Sierra. These factors include:
•a larger stockholder base;
•a different portfolio composition; and
•a different capital structure
Accordingly, the historical trading prices and financial results of the Company may not be indicative of these matters for the combined company following the Sierra Merger.
The Sierra Merger may trigger certain “change of control” provisions and other restrictions in certain of the Company’s and Sierra’s contracts and the failure to obtain any required consents or waivers could adversely impact the combined company.
Certain agreements of the Company and Sierra or their controlled affiliates will or may require the consent of one or more counterparties in connection with the Sierra Merger. The failure to obtain any such consent may permit such counter-parties to terminate, or otherwise increase their rights or the Company’s or Sierra’s obligations under, any such agreement because the Sierra Merger may violate an anti-assignment, change of control or similar provision. If this happens, the Company or Sierra may have to seek to replace that agreement with a new agreement or seek a waiver or amendment to such agreement. The Company cannot assure you that it or Sierra will be able to replace, amend or obtain a waiver under any such agreement on comparable terms or at all.
If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Sierra Merger, including preventing the Company from operating a material part of Sierra’s business.
In addition, the consummation of the Sierra Merger may violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under the Company’s or Sierra’s agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Sierra Merger.

The combined company may not be able to obtain financing for additional capital requirements.
Following completion of the Sierra Merger, the combined company may seek significant ongoing capital funding and, although the Company anticipates that the combined company will be able to obtain such funding through cash generated from operations and subsequent debt, equity or hybrid offerings, there can be no assurances that the combined company will be able to obtain financing on acceptable terms or at all.
The Company has incurred and expects to incur substantial transaction fees and costs in connection with the Sierra Merger, whether or not the Sierra Merger is completed.
The Company has incurred and expects to incur additional material non-recurring expenses in connection with the Sierra Merger and completion of the transactions contemplated by the Sierra Merger Agreement. The Company has incurred significant legal, advisory and financial services fees in connection with the process of negotiating and evaluating the terms of the Sierra Merger. Additional significant unanticipated costs may be incurred in the course of coordinating the businesses of Sierra and the Company after completion of the Sierra Merger.
Even if the Sierra Merger is not completed, the Company will need to pay certain costs relating to the Sierra Merger incurred prior to the date the Sierra Merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees. Such costs may be significant and could have an adverse effect on the Company’s future results of operations, cash flows and financial condition.
Litigation filed against Sierra or the Company in connection with the Sierra Merger could result in substantial costs and could delay or prevent the Sierra Merger from being completed.
From time to time, Sierra and the Company may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Sierra Merger. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the Company’s liquidity and financial condition or could prevent the Sierra Merger from being completed.
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
The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”), followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired on December 31, 2020. Consequently, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union. During the implementation period, on December 30, 2020, the UK and the EU signed a trade and cooperation agreement (the “TCA”) to govern their ongoing relationship. The TCA was officially ratified by the UK Parliament on December 30, 2020, and was ratified by the EU Parliament and Council on April 27, 2021. It is anticipated that further details of the relationship between the UK and the EU will continue to be negotiated even after formal ratification of the TCA.Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA (assuming it is formally ratified by the EU), as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate. Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the impact of the withdrawal is unpredictable and likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to our business and financial results.
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
An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to a specified percentage of our then-outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at an annual meeting of stockholders held on May 20, 2021, we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on May 20, 2022.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-

performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
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
Terrorist acts, acts of war, national disasters, outbreaks or pandemics may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and COVID-19. Since the initial outbreak of COVID-19, a large and growing number of cases have been confirmed around the world. The COVID-19 outbreak has resulted in numerous deaths and the imposition of both local and more widespread “work from home” and other quarantine measures, border closures and other travel restrictions, causing social unrest and commercial disruption on a global scale.
The spread of COVID-19, including the multiple variants thereof, has had, and will continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross-border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the underlying problems. In addition to these developments having adverse consequences in the businesses in which we invest, the operations of Barings (including those relating to the Company) have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on Barings personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest its investments and its ability to fulfill its investment objectives. Similar consequences could arise with respect to other comparable infectious diseases. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.
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
Item 3. Legal Proceedings.
Neither we, Barings, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our respective businesses. We, Barings, and our subsidiaries may from time to time, however, be involved in litigation arising out of operations in the normal course of business or otherwise, including in connection with strategic transactions. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Holders
Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “BBDC.” As of February 23, 2022, there were approximately 97 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021		2020
	Amount	% of Total	Amount	% of Total
Ordinary income	$0.79	96.3%	$0.65	100.0%
Tax return of capital	0.03	3.7	—	—
Total reported on IRS Form 1099-DIV	$0.82	100.0%	$0.65	100.0%
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
Sales of Unregistered Equity Securities
We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).
Issuer Purchases of Equity Securities
During the three months ended December 31, 2021, in connection with our dividend reinvestment plan for our common stockholders, we directed the Plan Administrator to purchase 56,343 shares of our common stock for an aggregate of $625,097 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on November 9, 2021.
Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index, the NYSE Composite Index and the Wells Fargo Business Development Company Index for the five years ended December 31, 2021. This comparison assumes $100.00 was invested in our common stock (or that of Triangle Capital Corporation ("TCAP"), prior to the Transactions) at the closing price of our common stock on December 31, 2016 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Annual Cumulative Total Return(1)
among Barings BDC, Inc., the Nasdaq Composite Index, the NYSE Composite Index
and the Wells Fargo Business Development Company Index

$350
$300
$250
$200
$150
$100
$50
$0
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
Barings BDC, Inc
NYSE Composite Index
Nasdaq Composite Index
Wells Fargo Business Development Company Index

	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18
Barings BDC, Inc.	100.00	107.01	101.71	85.67	59.06	71.33	73.70	88.01	80.03
NASDAQ Composite Index	100.00	110.13	114.71	121.67	129.64	132.99	141.79	152.29	125.96
NYSE Composite Index	100.00	104.58	107.78	112.54	118.73	116.09	117.41	123.58	108.10
Wells Fargo Business Development Company Index	100.00	106.09	102.97	103.43	102.56	101.32	106.45	113.61	98.42

	3/31/19	6/30/19	9/30/19	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20
Barings BDC, Inc.	88.20	89.64	93.76	96.35	71.31	77.19	79.30	92.97
NASDAQ Composite Index	147.13	152.82	153.09	172.17	148.15	193.99	215.80	249.51
NYSE Composite Index	121.47	125.72	126.09	135.68	101.15	117.55	126.26	145.16
Wells Fargo Business Development Company Index	115.57	121.56	125.62	139.16	87.93	111.79	116.58	137.01

	3/31/21	6/30/21	9/30/21	12/31/21
Barings BDC, Inc.	102.80	110.86	117.96	120.31
NASDAQ Composite Index	256.88	281.74	281.10	304.85
NYSE Composite Index	156.84	167.21	164.00	175.18
Wells Fargo Business Development Company Index	162.68	179.72	190.81	203.45
(1)From December 31, 2016 to December 31, 2021.

Senior Securities Table of Barings BDC, Inc.
(dollar amounts in thousands, except per unit data)
Information about our senior securities is shown as of the dates indicated in the below table. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2021, is attached as an exhibit to this annual report on Form 10-K.

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)
2019 Notes
2012	$69,000	$1,580	—	$25.92
2013	69,000	2,259	—	25.99
2014	69,000	2,215	—	25.74
December 2022 Notes
2012	80,500	1,580	—	25.03
2013	80,500	2,259	—	24.94
2014	80,500	2,215	—	25.05
2015	80,500	1,972	—	25.23
2016	80,500	2,124	—	25.15
2017	80,500	2,120	—	25.51
March 2022 Notes
2015	86,250	1,972	—	25.46
2016	86,250	2,124	—	25.58
2017	86,250	2,120	—	25.85
SBA-guaranteed debentures payable(6)
2012	213,605	1,580	—	N/A
2013	193,285	2,259	—	N/A
2014	224,780	2,215	—	N/A
2015	224,968	1,972	—	N/A
2016	250,000	2,124	—	N/A
2017	250,000	2,120	—	N/A
May 2011 Credit Facility
2012	—	1,580	—	N/A
2013	11,221	2,259	—	N/A
2014	62,620	2,215	—	N/A
2015	131,257	1,972	—	N/A
2016	127,011	2,124	—	N/A
2017	125,315	2,120	—	N/A
August 2018 Credit Facility(7)
2018	570,000	1,988	—	N/A
2019	107,200	1,851	—	N/A
February 2019 Credit Facility(8)
2019	245,288	1,851	—	N/A
2020	719,661	1,760	—	N/A
2021	655,189	1,538	—	N/A
Debt Securitization
2019	318,210	1,851	—	N/A
August 2025 Notes
2020	50,000	1,760	—	N/A
2021	50,000	1,538	—	N/A

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)
Series B Notes
2020	62,500	1,760	—	N/A
2021	62,500	1,538	—	N/A
Series C Notes
2020	112,500	1,760	—	N/A
2021	112,500	1,538	—	N/A
Series D Notes
2021	80,000	1,538	—	N/A
Series E Notes
2021	70,000	1,538	—	N/A
November 2026 Notes
2021	350,000	1,538	—	N/A
Total Senior Securities
2012	363,105	1,580	—	N/A
2013	354,006	2,259	—	N/A
2014	436,900	2,215	—	N/A
2015	522,975	1,972	—	N/A
2016	543,761	2,124	—	N/A
2017	572,820	2,120	—	N/A
2018	570,000	1,988	—	N/A
2019	670,698	1,851	—	N/A
2020	944,661	1,760	—	N/A
2021	1,380,189	1,538	—	N/A
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
(5)Average market value per unit for our unsecured notes issued in March 2012 due 2019 (the “2019 Notes”), our unsecured notes issued in October 2012 and November 2012 due 2022 (the “December 2022 Notes”) and our unsecured notes issued in February 2015 due 2022 (the “March 2022 Notes”) represent the average of the daily closing prices as reported on the NYSE for each security during 2012, 2013, 2014, 2015, 2016 and 2017, as applicable. Average market value per unit for our SBA-guaranteed debentures payable, our terminated credit facility initially entered into in May 2011 (the “May 2011 Credit Facility”), Barings BDC Senior Funding I, LLC's terminated credit facility initially entered into in August 2018 with Bank of America, N.A. (the "August 2018 Credit Facility"), the February 2019 Credit Facility, our $449.3 million term debt securitization in May 2019 (the “Debt Securitization”), the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes are not applicable because these senior securities are not registered for public trading.
(6)We have obtained exemptive relief from the SEC to permit us to exclude the SBA-guaranteed debentures payable from the 200% asset coverage test under the Investment Company Act.
(7)The August 2018 Credit Facility was terminated at our election in June 2020.
(8)The remaining notes issued in connection with the Debt Securitization were repaid in full in October 2020.

Item 6. [Reserved].
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
MVC Capital, Inc. Acquisition
On December 23, 2020, we completed our acquisition of MVC Capital, Inc., a Delaware corporation (“MVC”) (the “MVC Acquisition”) pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “MVC Merger Agreement”), dated as of August 10, 2020, with MVC, Mustang Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Acquisition Sub”), and Barings LLC, our external investment adviser and our administrator (“Barings”). To effect the acquisition, Acquisition Sub merged with and into MVC, with MVC surviving the merger as our wholly owned subsidiary (the “First MVC Merger”). Immediately thereafter, MVC merged with and into us, with us as the surviving company (the “Second MVC Merger” and, together with the First MVC Merger, the “MVC Merger”).
Pursuant to the MVC Merger Agreement, MVC stockholders received the right to the following merger consideration in exchange for each share of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger (other than shares of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger that were held by a subsidiary of MVC or held, directly or indirectly, by us or the Acquisition Sub), in accordance with the MVC Merger Agreement: (i) an amount in cash from Barings, without interest, equal to $0.39492, and (ii) 0.9790836 shares of our common stock, which ratio gave effect to the Euro-dollar exchange rate adjustment mechanism in the MVC Merger Agreement, plus cash in lieu of fractional shares. We issued approximately 17,354,332 shares of our common stock to MVC’s then-existing stockholders in connection with the MVC Merger, thereby resulting in our then-existing stockholders owning approximately 73.4% of the combined company and MVC's then-existing stockholders owning approximately 26.6% of the combined company.
In connection with the MVC Acquisition, on December 23, 2020, following the closing of the MVC Merger, we entered into (1) an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings, effective January 1, 2021, and (2) a credit support agreement (the “MVC Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. See “Business—MVC Capital, Inc. Acquisition” and “Business—Management Agreements – Investment Advisory Agreement” in Item 1 of Part I of this Annual Report on Form 10-K, as well as “Note 2. Agreements and Related Party Transactions” and “Note. 6 Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
In addition, in connection with the closing of the MVC Merger, our board of directors (the “Board”) affirmed our commitment to open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, regulatory and contractual requirements, including covenants under our $875 million senior secured revolving credit facility with ING Capital LLC (as amended, restated and otherwise modified from time to time, the "February 2019 Credit Facility").
Pending Sierra Income Corporation Acquisition
On September 21, 2021, we entered into an Agreement and Plan of Merger (the “Sierra Merger Agreement”) by and among us, Mercury Acquisition Sub, Inc., a Maryland corporation and our direct wholly owned subsidiary (“Sierra Acquisition Sub”), Sierra Income Corporation, a Maryland corporation (“Sierra”), and Barings. The Sierra Merger Agreement provides that, on the terms and subject to the conditions set forth in the Sierra Merger Agreement, Sierra Acquisition Sub will merge with and into Sierra, with Sierra continuing as the surviving company and as our wholly owned subsidiary (the “First Sierra Merger”) and, immediately thereafter, Sierra will merge with and into us, with Barings BDC, Inc. continuing as the surviving company (the “Second Sierra Merger” and, together with the First Sierra Merger, the “Sierra Merger”). Both the Board and the board of directors of Sierra, including all of the respective independent directors, have approved the Sierra Merger Agreement and the transactions contemplated therein. The parties to the Sierra Merger Agreement intend the Sierra Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
In the First Sierra Merger, each share of Sierra common stock issued and outstanding immediately prior to the effective time of the First Sierra Merger (excluding any shares cancelled pursuant to the Sierra Merger Agreement) will be converted into the right to receive (i) $0.9783641 per share in cash, without interest, from Barings (such amount of cash, the “Sierra Cash Consideration”) and (ii) 0.44973 of a validly issued, fully paid and non-assessable share of our common stock (the “Sierra Share Consideration” and, together with the Sierra Cash Consideration, the “Sierra Merger Consideration”).
The Sierra Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of our and Sierra’s businesses during the period prior to the closing of the Sierra Merger. We and Sierra have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of our and Sierra’s stockholders, respectively, and our Board and the board of directors of Sierra have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).
The Sierra Merger Agreement provides that Sierra shall not, and shall cause its subsidiaries and instruct its representatives not to, directly or indirectly, solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, the Sierra board of directors may, subject to certain conditions, change its recommendation to the Sierra stockholders or, on payment of a termination fee of $11.0 million to us and the reimbursement of up to $2.0 million in expenses incurred by us and Barings, terminate the Sierra Merger Agreement and enter into an Alternative Acquisition Agreement (as defined in the Sierra Merger Agreement) for a Superior Proposal (as defined in the Sierra Merger Agreement) if it determines in good faith, after consultation with its outside legal counsel, that failure to do so would be inconsistent with the directors’ duties under applicable law.
Consummation of the First Sierra Merger, which is currently anticipated to occur during the first quarter of fiscal year 2022, is subject to certain customary closing conditions, including (1) approval of the First Sierra Merger by the holders of at least a majority of the outstanding shares of Sierra common stock entitled to vote thereon, (2) approval of the issuance of our common stock to be issued in the First Sierra Merger by a majority of the votes cast by our stockholders on the matter at our stockholders meeting, (3) approval of the issuance of our common stock in connection with the First Sierra Merger at a price below the then-current net asset value per share of our common stock, if applicable, by the vote specified in Section 63(2)(A) of the Investment Company Act of 1940, as amended (the “1940 Act”), (4) the absence of certain legal impediments to the consummation of the Sierra Merger, (5) effectiveness of the registration statement for our common stock to be issued as consideration in the First Sierra Merger, (6) approval for listing on the NYSE of our common stock to be issued as consideration in the First Sierra Merger, (7) subject to certain materiality standards, the accuracy of the representations and warranties and compliance with the covenants of each party to the Sierra Merger Agreement, and (8) required regulatory approvals

(including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or early termination thereof).
Barings, as party to the Sierra Merger Agreement, agreed to vote all shares of our common stock over which it has voting power (other than in its fiduciary capacity) in favor of the proposals to be submitted by us to our stockholders for approval relating to the Sierra Merger.
In addition, we and Sierra will take steps necessary to provide for the repayment at closing of Sierra’s existing loan agreement. The Sierra Merger Agreement also contains certain termination rights in favor of us and Sierra, including if the First Sierra Merger is not completed on or before March 31, 2022 or if the requisite approvals of our stockholders or Sierra stockholders are not obtained.
Further, we will enter into an amendment and restatement of the Amended and Restated Advisory Agreement, effective as of the closing of the Sierra Merger, to raise the annualized hurdle rate thereunder from 8.0% to 8.25%. Following the closing of the Sierra Merger, we will also enter into a credit support agreement with Barings, for the benefit of the combined company, to protect against net cumulative unrealized and realized losses of up to $100.0 million on the acquired Sierra investment portfolio over the next ten years.
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. In August 2018, in connection with the closing of an externalization transaction through which Barings agreed to become our external investment adviser, we entered into an investment advisory agreement (the "Original Advisory Agreement") and an administration agreement (the "Administration Agreement") with Barings. In connection with the completion of our MVC Acquisition, we entered into the Amended and Restated Advisory Agreement with Barings on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. Under the terms of the Amended and Restated Advisory Agreement and the Administration Agreement, Barings serves as our investment adviser and administrator and manages our investment portfolio and performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation.
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
As of December 31, 2021 and December 31, 2020, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 7.2% and 7.1%, respectively. The weighted average yield on the principal amount of all of our outstanding investments (including equity and equity-linked investments and short-term investments but excluding non-accrual debt investments) was approximately 6.1% and 6.4% as of December 31, 2021 and December 31, 2020, respectively. The weighted average yield on the principal amount of all of our outstanding investments (including equity and equity-linked investments, short-term investments and non-accrual debt investments) was approximately 6.4% and 6.5% as of December 31, 2021 and December 31, 2020, respectively.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees in the United States working remotely while maintaining service levels to our partners and clients. In the United States, Barings offices remained accessible throughout the fourth quarter of 2021 for employees who had a business need to work from an office location. All US-based employees have adopted a hybrid working pattern and started returning to office locations effective January 2022. In Europe, the majority of employees shifted to working remotely in the fourth quarter of 2021. In Asia-Pac, the majority of employees are working from office locations on average 2-3 days per week. Barings’ return-to-office taskforce continues to monitor the COVID-19 situation globally and are prepared to adapt office working patterns as required to ensure the safety of their employees and clients who visit Barings office locations. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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
Portfolio Composition
The total value of our investment portfolio was $1,800.6 million as of December 31, 2021, as compared to $1,495.8 million as of December 31, 2020. As of December 31, 2021, we had investments in 212 portfolio companies with an aggregate cost of $1,787.8 million. As of December 31, 2020, we had investments in 146 portfolio companies and two money market fund with an aggregate cost of $1,486.1 million. As of both December 31, 2021 and 2020, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2021 and December 31, 2020, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Senior debt and 1st lien notes	$1,217,899,217	68%	$1,221,597,953	68%
Subordinated debt and 2nd lien notes	253,550,848	14	240,036,808	13
Structured products	37,054,829	2	40,270,659	2
Equity shares	145,790,765	8	154,476,657	9
Equity warrants	1,111,602	—	1,107,543	—
Investments in joint ventures/PE fund	132,416,803	8	143,104,332	8
Short-term investments	—	—	—	—
	$1,787,824,064	100%	$1,800,593,952	100%
December 31, 2020:
Senior debt and 1st lien notes	$1,167,436,742	79%	$1,171,250,512	79%
Subordinated debt and 2nd lien notes	137,776,808	9	138,767,120	9
Structured products	30,071,808	2	32,508,845	2
Equity shares	44,693,645	3	44,651,114	3
Equity warrants	1,235,383	—	1,300,197	—
Investments in joint ventures/PE fund	39,282,532	3	41,759,922	3
Short-term investments	65,558,227	4	65,558,227	4
	$1,486,055,145	100%	$1,495,795,937	100%

Investment Activity
During the year ended December 31, 2021, we made 112 new investments totaling $1,069.4 million, made investments in existing portfolio companies totaling $234.0 million, made a new joint venture equity investment totaling $13.7 million, made additional investments in existing joint venture equity portfolio companies totaling $79.4 million and made an $89.8 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. We had 34 loans repaid at par totaling total $282.8 million and received $36.1 million of portfolio company principal payments. In addition, we sold $252.9 million of loans, recognizing a net realized gain on these transactions of $2.5 million, and sold $536.4 million of investments to our joint venture, realizing a loss on these transactions of $1.4 million. Lastly, we received proceeds related to the sale of equity investments totaling $8.6 million and recognized a net realized gain on such sales totaling $1.6 million.
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
Total portfolio investment activity for the years ended December 31, 2021 and 2020 was as follows:

December 31, 2021	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures/ PE Fund	Short-term Investments	Total
Fair value, beginning of period	$1,171,250,512	$138,767,120	$32,508,845	$44,651,114	$1,300,197	$41,759,922	$65,558,227	$1,495,795,937
New investments	1,104,331,866	160,737,734	19,815,398	108,111,475	163,000	93,134,271	297,560,982	1,783,854,726
Proceeds from sales of investments	(765,417,430)	(13,683,500)	(10,068,420)	(8,269,168)	(450,000)	—	(363,118,408)	(1,161,006,926)
Loan origination fees received	(26,844,600)	(3,659,741)	—	—	—	—	—	(30,504,341)
Principal repayments received	(275,645,832)	(39,272,993)	(4,007,677)	—	—	—	—	(318,926,502)
Payment in kind interest	3,112,247	8,503,991	—	—	—	—	—	11,616,238
Accretion of loan premium/discount	2,032,636	2,582,431	31,218	—	—	—	—	4,646,285
Accretion of deferred loan origination revenue	8,841,329	602,604	—	—	—	—	—	9,443,933
Realized gain (loss)	52,258	(36,487)	1,212,504	1,254,812	163,219	—	(801)	2,645,505
Unrealized appreciation (depreciation)	(115,033)	(14,504,351)	778,791	8,728,424	(68,873)	8,210,139	—	3,029,097
Fair value, end of period	$1,221,597,953	$240,036,808	$40,270,659	$154,476,657	$1,107,543	$143,104,332	$—	$1,800,593,952

December 31, 2020	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Venture	Short-term Investments	Total
Fair value, beginning of period	$1,050,863,369	$15,220,969	$—	$760,716	$—	$10,229,813	$96,568,940	$1,173,643,807
New investments	815,145,050	8,244,226	33,018,233	1,286,365	101,602	20,000,000	1,182,185,606	2,059,981,082
Investments acquired in MVC merger	9,720,000	122,082,933	—	42,980,466	1,133,781	9,124,262	—	185,041,442
Proceeds from sales of investments	(588,450,883)	(2,940,255)	(3,000,000)	221,094	—	—	(1,213,197,945)	(1,807,367,989)
Loan origination fees received	(19,013,021)	(180,224)	—	—	—	—	—	(19,193,245)
Principal repayments received	(86,295,211)	(5,104,857)	(336,069)	—	—	—	—	(91,736,137)
Payment in kind interest	453,896	41,753	—	—	—	—	—	495,649
Accretion of loan premium/discount	1,635,917	111,923	58,132	—	—	—	—	1,805,972
Accretion of deferred loan origination revenue	2,672,194	44,571	—	—	—	—	—	2,716,765
Realized gain (loss)	(38,462,897)	137,542	331,511	(310,105)	—	—	1,626	(38,302,323)
Unrealized appreciation (depreciation)	22,982,098	1,108,539	2,437,038	(287,422)	64,814	2,405,847	—	28,710,914
Fair value, end of period	$1,171,250,512	$138,767,120	$32,508,845	$44,651,114	$1,300,197	$41,759,922	$65,558,227	$1,495,795,937
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2021, we had two assets on non-accrual, the fair value of which was $36.0 million, which comprised 2.0% of the total fair value of our portfolio, and the cost of which was $50.9 million, which comprised 2.9% of the total cost of our portfolio. As of December 31, 2020, we had one asset on non-accrual, the fair value of which was $3.0 million, which comprised 0.2% of the total fair value of our portfolio, and the cost of which was $3.0 million, which comprised 0.2% of the total cost of our portfolio.
A summary of our non-accrual assets as of December 31, 2021 is provided below:
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of December 31, 2021, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was $5.9 million.

Custom Alloy Corporation
In connection with the MVC Acquisition, we purchased our debt investment in Custom Alloy Corporation, or Custom Alloy. During the quarter ended December 31, 2021, we placed our debt investment in Custom Alloy on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Custom Alloy for financial reporting purposes. As of December 31, 2021, the cost of our debt investment in Custom Alloy was $40.8 million and the fair value of such investment was $30.0 million.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2021 and 2020. The comparison of, and changes between, the fiscal years ended December 31, 2020 and 2019 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2020, which is incorporated herein by reference.
Results of Operations
Comparison of years ended December 31, 2021 and 2020
Operating results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Total investment income	$135,335,374	$71,031,068
Net operating expenses	76,367,540	39,972,665
Net investment income before taxes	58,967,834	31,058,403
Income taxes, including excise tax expense	7,495	70,599
Net investment income after taxes	58,960,339	30,987,804
Net realized losses	(3,379,062)	(38,289,580)
Net unrealized appreciation	22,104,996	18,549,588
Loss on extinguishment of debt	—	(3,088,728)
Benefit from (provision) for taxes	(844)	17,709
Net increase in net assets resulting from operations	$77,685,429	$8,176,793
Net increases or decreases in net assets resulting from operations vary substantially from period to period due to various factors. As a result, yearly comparisons of net increases or decreases in net assets resulting from operations may not be meaningful.
Investment Income

	Year Ended December 31,
	2021	2020
Total interest income	$102,439,082	$65,620,891
Total dividend income	8,879,156	2,603
Total fee and other income	13,020,244	4,080,636
Total payment-in-kind interest income	10,996,305	1,326,307
Interest income from cash	587	631
Total investment income	$135,335,374	$71,031,068
The change in total investment income for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to an increase in the average size of our portfolio, acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans, an increase in payment-in-kind (“PIK”) interest income and increased dividends from portfolio companies and joint venture investments. For the year ended December 31, 2021, acceleration of unamortized OID income and unamortized loan origination fees totaled $6.2 million, as compared to $0.5 million for the year ended December 31, 2020. For the year ended December 31, 2021, PIK interest income was $11.0 million, as compared to $1.3 million for the year ended December 31, 2020. For the year ended December 31, 2021, dividends from portfolio companies and joint venture investments were $8.9 million, as compared to $2,603 for the year ended December 31, 2020. The amount of our outstanding debt investments was $1,554.5 million as of December 31, 2021, as compared to $1,399.9 million as of December 31, 2020. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments was 7.2% as of December 31, 2021, as compared to 7.1% as of December 31, 2020.
Operating Expenses

	Year Ended December 31,
	2021	2020
Interest and other financing fees	$33,013,665	$19,812,711
Base management fee	19,516,741	14,317,693
Incentive management fees	14,741,949	—
Compensation expenses	—	48,381
General and administrative expenses	9,095,185	5,793,880
Total operating expenses	$76,367,540	$39,972,665
Interest and Other Financing Fees
Interest and other financing fees during the year ended December 31, 2021 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the year ended December 31, 2020 were attributable to borrowings under Barings BDC Senior Funding I, LLC's (“BSF”) credit facility initially entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), the February 2019 Credit Facility, our May 2019 $449.3 million term debt securitization (the “Debt Securitization”), the August 2025 Notes and the November Notes (each as defined below under “Liquidity and Capital Resources”). The increase in interest and other financing fees for the year ended December 31, 2021 as compared to the year ended December 31, 2020, was primarily attributable to the issuance of the February Notes and the November 2026 Notes and increased borrowings under the February 2019 Credit Facility, partially offset by the repayment of the Debt Securitization and the repayment of the borrowings under the August 2018 Credit Facility.
Base Management Fees
Under the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement), we pay Barings a base management fee (the “Base Management Fee"), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Consolidated Financial Statements for the year ended December 31, 2021 for additional information regarding the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, the terms of the Original Advisory Agreement) and the fee arrangement thereunder. For the years ended December 31, 2021 and December 31, 2020, the Base Management Fee was approximately $19.5 million and $14.3 million, respectively. The increase between periods was primarily due to the increase in our average gross assets, partially offset by a decrease in the Base Management Fee rate. The Base Management Fee rate was 1.250% for the year ended December 31, 2021, as compared to 1.375% for the year ended December 31, 2020.

Incentive Fee (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement)
Under the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement), we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See Note 2 to our Consolidated Financial Statements for additional information regarding the terms of the Amended and Restated Advisory Agreement and the fee arrangements thereunder. For the year ended December 31, 2021, the amount of income-based fee incurred was $14.7 million. We did not incur any income-based fee for the year ended December 31, 2020.
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
For the years ended December 31, 2021 and 2020, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $2.5 million and $1.6 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board fees, D&O insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Non-Control / Non-Affiliate investments	$2,746,436	$(38,302,323)
Affiliate investments	(100,931)	—
Net realized gains (losses) on investments	2,645,505	(38,302,323)
Foreign currency transactions	(6,024,567)	12,743
Net realized losses	$(3,379,062)	$(38,289,580)
In the year ended December 31, 2021, we recognized a net realized loss totaling $3.4 million, which consisted primarily of a net loss on foreign currency transactions of $6.0 million, partially offset by a net gains on our loan portfolio of $2.6 million.

For the year ended December 31, 2020, we recognized a net realized loss totaling $38.3 million, which consisted primarily of a net loss on our loan portfolio of $38.0 million and a net loss of $1.1 million related to an indemnification claim in connection with a legacy Triangle Capital Corporation portfolio company, partially offset by $0.8 million in escrow distributions we received from portfolio companies, which were recognized as realized gains.
Net Unrealized Appreciation and Depreciation
Net unrealized appreciation and depreciation during the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
Non-Control / Non-Affiliate investments	$(11,086,729)	$26,210,329
Affiliate investments	17,584,892	2,471,217
Control investments	(3,469,066)	29,368
Net unrealized appreciation on investments	3,029,097	28,710,914
Credit support agreement	1,800,000	—
Foreign currency transactions	17,275,899	(10,161,326)
Net unrealized appreciation	$22,104,996	$18,549,588
For the year ended December 31, 2021, we recorded net unrealized appreciation totaling $22.1 million consisting of net unrealized appreciation on our current portfolio of $11.4 million, net unrealized appreciation related to foreign currency transactions of $17.3 million and unrealized appreciation of $1.8 million on the credit support agreement with Barings, net of unrealized depreciation reclassification adjustments of $8.4 million related to realized gains and losses recognized during the year. The net unrealized appreciation on our current portfolio of $11.4 million was driven primarily by broad market moves for investments of $31.5 million partially offset by the credit or fundamental performance of investments of $5.9 million and the impact of foreign currency exchange rates on investments of $14.2 million.
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
Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our available borrowing capacity under the February 2019 Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This "Liquidity and Capital Resources" section should be read in conjunction with "COVID-19 Developments" above, as well as with the notes to our Consolidated Financial Statements.
Cash Flows
For the year ended December 31, 2021, we experienced a net decrease in cash in the amount of $8.2 million. During that period, our operating activities used $396.6 million in cash, consisting primarily of purchases of portfolio investments of $1,461.1 million and purchases of short-term investments of $297.6 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $943.9 million and proceeds from the sales of short-term investments of $363.1 million. In addition, our financing activities provided net cash of $388.3 million, consisting of net proceeds of $343.1 million from the issuance of the November 2026 Notes and $149.8 million from the issuance of the February Notes (both as defined below under “Financing Transactions”), partially offset by net repayments under the February 2019 Credit Facility of $50.8 million and dividends paid in the amount of $53.6 million. At December 31, 2021, we had $84.3 million of cash and foreign currencies on hand.
For the year ended December 31, 2020, we experienced a net increase in cash in the amount of $70.5 million. During that period, our operating activities used $218.1 million in cash, consisting primarily of purchases of portfolio investments of $881.2 million, the acquisition of MVC (net of cash received) of $96.7 million and purchases of short-term investments of $1,182.2 million, partially offset by proceeds from sales of investments totaling $684.5 million and proceeds from the sales of short-term investments of $1,213.2 million. In addition, financing activities provided net cash of $288.6 million, consisting primarily of net borrowings under the August 2018 Credit Facility and the February 2019 Credit Facility of $356.2 million, net proceeds from the August 2025 Notes and the November Notes issuances of $224.3, net proceeds from the issuance of common stock as part of the acquisition of MVC of $160.4 million, partially offset by repayments of the Debt Securitization of $318.2 million, purchases of shares under the share repurchase plan of $7.1 million, repayment of the notes acquired as part of the acquisition of MVC of $95.5 million and dividends paid in the amount of $31.3 million. At December 31, 2021, we had $92.5 million of cash on hand.
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into the February 2019 Credit Facility (as subsequently amended in December 2019), with ING Capital LLC ("ING"), as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination of the August 2018 Credit Facility on June 30, 2020, BSF became a subsidiary guarantor and its assets will secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2023, followed by a one-year repayment period with a final maturity date of February 21, 2024.
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

As of December 31, 2021, we were in compliance with all covenants under the February 2019 Credit Facility and we had U.S. dollar borrowings of $377.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 2.125% (weighted average one month LIBOR of 0.125%), borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £68.3 million ($92.5 million U.S. dollars) with a weighted average interest rate of 2.125% (weighted average one month GBP LIBOR of 0.125%), borrowings denominated in Australian dollars of A$36.6 million ($26.6 million U.S. dollars) with a weighted average interest rate of 2.250% (weighted average one month AUD Screen Rate of 0.250%) and borrowings denominated in Euros of €138.6 million ($157.6 million U.S. dollars) with a weighted average interest rate of 2.00% (weighted average one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in our Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2021, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $655.2 million. See Note 4 to our Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of December 31, 2021, we were in compliance with all covenants under the August 2020 NPA.
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
As of December 31, 2021, the fair value of the outstanding August 2025 Notes was $52.2 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2021, we were in compliance with all covenants under the November 2020 NPA.
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
As of December 31, 2021, the fair value of the outstanding Series B Notes and the Series C Notes was $64.1 million and $115.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of December 31, 2021, we were in compliance with all covenants under the February 2021 NPA.
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
As of December 31, 2021, the fair value of the outstanding Series D Notes and the Series E Notes was $79.2 million and $68.7 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
November 2026 Notes
On November 23, 2021, we entered into an Indenture (the “Base Indenture”) and a Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) with U.S. Bank National Association (the “Trustee”). The First Supplemental Indenture relates to our issuance of $350.0 million aggregate principal amount of its 3.300% notes due 2026 (the “November 2026 Notes”).
The November 2026 Notes will mature on November 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Indenture. The November 2026 Notes bear interest at a rate of 3.300% per year payable semi-annually on May 23 and November 23 of each year, commencing on May 23, 2022. The November 2026 Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the November 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, we will generally be required to make an offer to purchase the outstanding November 2026 Notes at a price equal to 100% of the principal amount of such November 2026 Notes plus accrued and unpaid interest to the repurchase date.
The November 2026 Notes were offered to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The November 2026 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.
As of December 31, 2021, the fair value of the outstanding November 2026 Notes was $346.8 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
In addition, in connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. During the year ended December 31, 2021, we did not repurchase any shares under the authorized program.
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
We have elected to be treated as a RIC under the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing agreement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend (and 10% of the dividend declared through June 30, 2022) under published guidance from the Internal Revenue Service) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.
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
Critical Accounting Policies and Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows. We describe our most significant accounting policies in Note 1 to our Consolidated Financial Statements.
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
As of December 31, 2021, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 243% of our total net assets, as compared to approximately 208% of our total net assets as of December 31, 2020.
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP are investment companies with no readily determinable fair values, we estimate the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
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

Fee income for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Recurring Fee Income:
Amortization of loan origination fees	$4,620,259	$2,179,859	$914,197
Management, valuation and other fees	2,185,600	867,465	275,510
Total Recurring Fee Income	6,805,859	3,047,324	1,189,707
Non-Recurring Fee Income:
Prepayment fees	474,499	84,151	59,617
Acceleration of unamortized loan origination fees	4,823,674	536,906	694,971
Advisory, loan amendment and other fees	916,212	412,255	172,525
Total Non-Recurring Fee Income	6,214,385	1,033,312	927,113
Total Fee Income	$13,020,244	$4,080,636	$2,116,820
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2021, we were not a party to any interest rate hedging arrangements.
In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR decreased. A continuation in the reduced level of interest rates will depress our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.
As of December 31, 2021, approximately $1,307.5 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $26.2 million on an annual basis.
Borrowings under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the applicable base rate plus 1.00% (or 1.25% if we no longer maintain an investment grade credit rating), (ii) the applicable LIBOR rate plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating), (iii) for borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating) or (iv) for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if we no longer maintain an investment grade credit rating). The applicable base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) the adjusted three-month applicable currency rate plus 1.0% and (v) 1.0%. The applicable LIBOR and currency rates depend on the currency and term of the draw under the February 2019 Credit Facility, and cannot be less than zero. A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $13.1 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of December 31, 2021). We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
In July 2017, the head of the U.K. Financial Conduct Authority (the “FCA”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of sterling, euro, Swiss franc, and Japanese yen, and the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. The effects of a transition from LIBOR to SOFR or any other alternative benchmark rate on our cost of capital and net investment income cannot yet be determined definitively. All of our loan agreements with our portfolio companies include fallback language in the event that LIBOR becomes unavailable. This language generally either includes a clearly defined alternative reference rate after LIBOR’s discontinuation or provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of December 31, 2021, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.000%, borrowings denominated in British pounds sterling of £68.3 million ($92.5 million U.S. dollars) with a weighted average interest rate of 2.125%, borrowings denominated in Australian dollars A$36.6 million ($26.6 million U.S. dollars) with a weighted average interest rate of 2.250% and borrowings denominated in Euros of €138.6 million ($157.6 million U.S. dollars) with a weighted interest rate of 2.000%.
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of December 31, 2021 was as follows:

Portfolio Company	Investment Type	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$1,178,571
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	110,119
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	10,801
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	1,448,107
Amtech Software(1)(2)	Delayed Draw Term Loan	2,727,273
Amtech Software(1)(2)	Revolver	681,818
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	6,207,333
Aquavista Watersides 2 LTD(1)(4)	Bridge Revolver	503,472
Aquavista Watersides 2 LTD(1)(4)	Acquisition Facility	3,146,698
Arch Global Precision, LLC(1)	Delayed Draw Term Loan	—
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	2,571,405
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	3,497,352
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	961,538
Azalea Buyer, Inc.(1)(2)	Revolver	480,769
Bariacum S.A(1)(3)	Acquisition Facility	2,160,679

Portfolio Company	Investment Type	December 31, 2021
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573,333
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	378,348
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,840,367
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	431,799
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	143,933
BrightSign LLC(1)	Revolver	1,328,991
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	612,525
CAi Software, LLC(1)(2)	Revolver	942,986
Canadian Orthodontic Partners Corp.(1)(2)(6)	Acquisition Facility	166,685
Centralis Finco S.a.r.l.(1)(3)	Acquisition Facility	460,949
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	2,148,974
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	392,619
Coastal Marina Holdings, LLC(1)	PIK Tranche B Term Loan	1,311,220
Coastal Marina Holdings, LLC(1)	Tranche A Term Loan	3,575,892
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	6,018,078
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	893,523
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	5,420,303
CSL Dualcom(1)(4)	Acquisition Term Loan	997,972
Dart Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,430,569
DecksDirect, LLC(1)(2)	Revolver	218,182
DreamStart Bidco SAS(1)(3)	Acquisition Facility	616,916
Dune Group(1)(3)	Delayed Draw Term Loan	664,587
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	691,712
Eclipse Business Capital, LLC(1)	Revolver	11,818,182
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	12,457,627
EMI Porta Holdco LLC(1)(2)	Revolver	2,966,102
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	583,051
eShipping, LLC(1)(2)	Delayed Draw Term Loan	2,548,131
eShipping, LLC(1)(2)	Revolver	1,231,597
F24 (Stairway BidCo GmbH)(1)(2)(3)	Delayed Draw Term Loan	405,130
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180,000
FragilePak LLC(1)	Delayed Draw Term Loan	2,354,167
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	657,143
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,631,772
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	1,563,022
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	1,217,221
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,824,551
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,535,457
Jocassee Partners LLC	Joint Venture	20,000,000
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103,058
ITI Intermodal, Inc.(1)(2)	Revolver	124,006
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,960,784
Jaguar Merger Sub Inc.(1)(2)	Revolver	490,196
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	153,064

Portfolio Company	Investment Type	December 31, 2021
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	4,543,950
LAF International(1)(2)(3)	Acquisition Facility	341,160
Lambir Bidco Limited(1)(3)	Bridge Revolver	940,651
Lambir Bidco Limited(1)(3)	Delayed Draw Term Loan	1,881,303
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	81,977
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	405,082
Marmoutier Holding B.V.(1)(3)	Revolver	162,033
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	817,250
Modern Star Holdings Bidco Pty Limited(1)(5)	Capex Term Loan	1,038,302
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	2,617,027
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,310,680
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	1,260,800
Nexus Underwriting Management Limited(1)(4)	Revolver	103,483
Nexus Underwriting Management Limited(1)(4)	Acquisition Facility	540,919
OA Buyer, Inc.(1)(2)	Revolver	1,331,244
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	686,294
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	816,892
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	4,356,757
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	186,567
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	1,282,566
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	289,389
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	10,947,692
Polara Enterprises, L.L.C.(1)(2)	Revolver	545,234
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	6,944,079
Premium Invest(1)(2)(3)	Acquisition Facility	1,933,240
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	844,265
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Term Loan	373,449
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	1,454,545
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	1,061,336
Riedel Beheer B.V.(1)(3)	Revolver	229,711
Riedel Beheer B.V.(1)(3)	Delayed Draw Term Loan	153,141
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416,188
Scaled Agile, Inc.(1)(2)	Revolver	335,821
Security Holdings B.V.(1)(3)	Delayed Draw Term Loan	2,274,399
Security Holdings B.V.(1)(3)	Revolver	1,137,200
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	2,352,941
Smartling, Inc.(1)(2)	Revolver	1,176,471
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	654,691
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	2,372,538
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	5,251,478
Superjet Buyer, LLC(1)	Revolver	1,825,293
Syntax Systems Ltd(1)(2)	Revolver	568,965
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933,077
Techone B.V.(1)(3)	Delayed Draw Term Loan	1,620,901

Portfolio Company	Investment Type	December 31, 2021
Techone B.V.(1)(3)	Revolver	432,240
Tencarva Machinery Company, LLC(1)(2)	Delayed Draw Term Loan	885,903
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,128,585
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Delayed Draw Term Loan	2,811,186
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Revolver	826,620
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	2,773,208
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	1,857,017
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	4,539,745
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,070,000
Waccamaw River(2)	Joint Venture	11,280,000
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	3,831,517
Woodland Foods, Inc.(1)(2)	Revolver	2,069,868
Total unused commitments to extend financing		$234,657,529
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of December 31, 2021 and 2020, we had guaranteed €9.9 million ($11.3 million U.S. dollars and $12.1 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In addition, as of December 31, 2020, we agreed to cash collateralize a $3.5 million letter of credit for Security Holdings B.V. The $3.5 million cash collateralization is reflected as "Restricted cash" on the accompanying Consolidated Balance Sheets as of December 31, 2020. The letter of credit expired on April 30, 2021, and as of December 31, 2021, none of the Company’s cash was restricted.
Recent Developments
Subsequent to December 31, 2021, we made approximately $126.3 million of new commitments, of which $104.8 million closed and funded. The $104.8 million of investments consists of $75.8 million of first lien senior secured debt investments and $28.9 million of equity and joint venture investments. The weighted average yield of the debt investments was 6.3%. In addition, we funded $7.9 million of previously committed revolvers and delayed draw term loans.
On February 1, 2022, the Board declared a quarterly distribution of $0.23 per share payable on February 23, 2022 to holders of record as of February 16, 2022.

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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Not applicable.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.

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

2.3
Agreement and Plan of Merger, by and among the Registrant, MVC Capital, Inc., Mustang Acquisition Sub, Inc., and Barings LLC, dated as of August 10, 2020 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2020 and incorporated herein by reference).

2.4
Agreement and Plan of Merger, by and among the Registrant, Mercury Acquisition Sub, Inc., Sierra Income Corporation and Barings LLC, dated as of September 21, 2021 (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2021 and incorporated herein by reference).

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

4.5
Indenture, dated as of November 23, 2021, by and between the Registrant and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2021 and incorporated herein by reference).

4.6
First Supplemental Indenture, dated as of November 23, 2021, relating to the 3.300% Notes due 2026, by and between the Registrant and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2021 and incorporated herein by reference).

4.7	Form of 3.300% Notes due 2026 (incorporated by reference to Exhibit 4.6 hereto).

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

Number	Exhibit
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

10.10
Amendment No. 1 to the Senior Secured Revolving Credit Agreement dated as of December 3, 2019, by and among the Company, as borrower, the lenders party thereto, ING Capital LLC, as administrative agent, and the other parties signatory thereto (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020 and incorporated herein by reference).

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

10.16
Registration Rights Agreement, dated as of November 23, 2021, relating to the 3.300% Notes due 2026, by and among the Registrant and J.P. Morgan Securities LLC, ING Financial Markets LLC, MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as the representatives of the initial purchasers (Filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2021 and incorporated herein by reference).

10.17
Amendment No. 2 to the Senior Secured Revolving Credit Agreement dated as of December 29, 2021, by and among the Company, as borrower, the lenders party thereto, ING Capital LLC, as administrative agent, and the other parties signatory thereto.*^

21.1	List of Subsidiaries.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Report of KPMG LLP on Senior Securities Table.*

Number	Exhibit

99.2	Consent of Ernst & Young LLP.*

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
^	Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2022

BARINGS BDC, INC.

By:	/s/ Eric Lloyd
Name: Eric Lloyd
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lloyd	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 23, 2022
Eric Lloyd

/s/ Ian Fowler	President	February 23, 2022
Ian Fowler

/s/ Jonathan Bock	Chief Financial Officer (Principal Financial Officer)	February 23, 2022
Jonathan Bock

/s/ Elizabeth A. Murray	Controller (Principal Accounting Officer)	February 23, 2022
Elizabeth A. Murray

/s/ Bernard A. Harris	Director	February 23, 2022
Bernard Harris

/s/ Robert C. Knapp	Director	February 23, 2022
Robert C. Knapp

/s/ David Mihalick	Director	February 23, 2022
David Mihalick

/s/ Mark F. Mulhern	Director	February 23, 2022
Mark F. Mulhern

/s/ Thomas W. Okel	Director	February 23, 2022
Thomas W. Okel

/s/ Jill Olmstead	Director	February 23, 2022
Jill Olmstead

/s/ John A. Switzer	Director	February 23, 2022
John A. Switzer

Barings BDC, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings BDC, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Barings BDC, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with custodians, portfolio companies or agent banks or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the fair value of investments
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company measures its investments at fair value. In determining the fair value of investments that are not publicly traded and whose market quotations are not readily available, the Company makes subjective judgments and estimates using unobservable inputs.

We identified the assessment of the fair value of investments that are not publicly traded and whose market quotations are not readily available as a critical audit matter. The evaluation of certain assumptions used to estimate the fair value of such investments involved a high degree of auditor judgment and specialized skills and knowledge. Specifically, assessing the market yields for investments with similar terms and credit risks used in an income approach and the selection of comparable companies and financial performance multiples of such comparable companies used in a market approach required subjective auditor judgment as changes in these assumptions could have a significant impact on the estimate of the fair value of investments.
The following are the procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the process to measure the fair value of investments that are not publicly traded and whose market quotations are not readily available, including controls related to the determination of market yields, credit risk, selection of comparable companies, and financial performance multiple assumptions. We evaluated the Company’s ability to estimate fair value by comparing prior period fair values for a selection of investments to transaction prices of transactions occurring subsequent to the valuation date. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, assisted in evaluating the Company’s estimate of fair value by developing:
•a market yield, for investments fair valued using an income approach, by assessing available market information, such as market yields of comparable companies of similar credit risk
•a market multiple, for investments fair valued using a market approach, by assessing market information from third-party sources, including financial performance multiples of comparable companies
•estimates of fair value for the selected investments and comparing the results to the Company’s fair value estimates.
We have served as the Company’s auditor since 2020.
/s/ KPMG LLP
Charlotte, North Carolina
February 23, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Barings BDC, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows of Barings BDC, Inc. (the “Company”) for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We served as the Company’s auditor from 2006 to 2020.
/s/ ERNST & YOUNG LLP
Charlotte, North Carolina
February 27, 2020

Barings BDC, Inc.
Consolidated Balance Sheets

	December 31,
	2021	2020
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,494,030,725 and $1,318,614,617 as of December 31, 2021 and 2020, respectively)	$1,490,112,663	$1,325,783,281
Affiliate investments (cost of $267,966,911 and $76,055,873 as of December 31, 2021 and December 31, 2020, respectively)	288,068,788	78,598,633
Control investments (cost of $25,826,428 and $25,826,428 as of December 31, 2021 and 2020, respectively)	22,412,501	25,855,796
Short-term investments (cost of $0 and $65,558,227 as of December 31, 2021 and 2020, respectively)	—	65,558,227
Total investments at fair value	1,800,593,952	1,495,795,937
Cash (restricted cash of $0 and $3,488,336 at December 31, 2021 and 2020, respectively)	49,987,222	62,651,340
Foreign currencies (cost of $34,068,609 and $29,555,465 as of December 31, 2021 and December 31, 2020, respectively)	34,266,378	29,836,121
Interest and fees receivable	33,644,942	21,617,843
Prepaid expenses and other assets	4,297,383	2,014,558
Credit support agreement (cost of $13,600,000 as of both December 31, 2021 and December 31, 2020)	15,400,000	13,600,000
Deferred financing fees	2,984,872	4,110,564
Receivable from unsettled transactions	219,731,592	47,412,382
Total assets	$2,160,906,341	$1,677,038,745
Liabilities:
Accounts payable and accrued liabilities	$2,340,624	$6,045,443
Interest payable	5,704,470	2,219,274
Administrative fees payable	750,000	675,000
Base management fees payable	5,422,322	3,413,270
Incentive management fees payable	4,067,256	—
Derivatives liabilities	1,159,788	1,336,283
Payable from unsettled transactions	26,785,566	1,548,578
Borrowings under credit facilities	655,189,256	719,660,707
Notes payable (net of deferred financing fees)	717,556,296	224,335,666
Total liabilities	1,418,975,578	959,234,221
Commitments and contingencies (Note 8)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 65,316,085 shares issued and outstanding as of both December 31, 2021 and 2020)	65,316	65,316
Additional paid-in capital	1,027,686,768	1,027,707,047
Total distributable loss	(285,821,321)	(309,967,839)
Total net assets	741,930,763	717,804,524
Total liabilities and net assets	$2,160,906,341	$1,677,038,745
Net asset value per share	$11.36	$10.99
    See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$101,467,891	$65,267,782	$72,486,107
Affiliate investments	519,518	—	—
Control investments	434,908	—	—
Short-term investments	16,765	353,109	985,286
Total interest income	102,439,082	65,620,891	73,471,393
Dividend income:
Non-Control / Non-Affiliate investments	169,687	2,603	44,744
Affiliate investments	8,709,469	—	—
Total dividend income	8,879,156	2,603	44,744
Fee and other income:
Non-Control / Non-Affiliate investments	12,337,365	4,075,344	2,116,820
Affiliate investments	40,270	—	—
Control investments	642,609	5,292	—
Total fee and other income	13,020,244	4,080,636	2,116,820
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	9,951,959	1,304,986	5,413
Affiliate investments	1,044,346	11,789	—
Control investments	—	9,532	—
Total payment-in-kind interest income	10,996,305	1,326,307	5,413
Interest income from cash	587	631	9,975
Total investment income	135,335,374	71,031,068	75,648,345
Operating expenses:
Interest and other financing fees	33,013,665	19,812,711	26,100,941
Base management fee (Note 2)	19,516,741	14,317,693	12,112,475
Incentive management fees (Note 2)	14,741,949	—	—
Compensation expenses	—	48,381	442,238
General and administrative expenses (Note 2)	9,095,185	5,793,880	6,441,095
Total operating expenses	76,367,540	39,972,665	45,096,749
Net investment income before taxes	58,967,834	31,058,403	30,551,596
Income taxes, including excise tax expense	7,495	70,599	—
Net investment income after taxes	$58,960,339	$30,987,804	$30,551,596

Barings BDC, Inc. Consolidated Statements of Operations - (Continued)

	Year Ended December 31,
	2021	2020	2019
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreement and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$2,746,436	$(38,302,323)	$(3,798,263)
Affiliate investments	(100,931)	—	—
Net realized gains (losses) on investments	2,645,505	(38,302,323)	(3,798,263)
Foreign currency transactions	(6,024,567)	12,743	(12,185)
Net realized losses	(3,379,062)	(38,289,580)	(3,810,448)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(11,086,729)	26,210,329	33,021,249
Affiliate investments	17,584,892	2,471,217	71,543
Control investments	(3,469,066)	29,368	—
Net unrealized appreciation on investments	3,029,097	28,710,914	33,092,792
Credit support agreement	1,800,000	—	—
Foreign currency transactions	17,275,899	(10,161,326)	(1,004,788)
Net unrealized appreciation	22,104,996	18,549,588	32,088,004
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreement and foreign currency transactions	18,725,934	(19,739,992)	28,277,556
Loss on extinguishment of debt	—	(3,088,728)	(297,188)
Benefit from (provision for) taxes	(844)	17,709	(340,330)
Net increase in net assets resulting from operations	$77,685,429	$8,176,793	$58,191,634
Net investment income per share — basic and diluted	$0.90	$0.64	$0.61
Net increase in net assets resulting from operations per share — basic and diluted	$1.19	$0.17	$1.16
Dividends / distributions per share:
Total dividends / distributions	$0.82	$0.65	$0.54
Weighted average number of shares outstanding — basic and diluted	65,316,085	48,575,139	50,185,300

See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, January 1, 2019	51,284,064	$51,284	$884,894,249	$(321,978,246)	$562,967,287
Net investment income	—	—	—	30,551,596	30,551,596
Net realized loss on investments / foreign currency transactions	—	—	—	(3,810,448)	(3,810,448)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	32,088,004	32,088,004
Loss on extinguishment of debt	—	—	—	(297,188)	(297,188)
Provision for taxes	—	—	—	(340,330)	(340,330)
Return of capital and other tax related adjustments	—	—	(7,773,706)	7,773,706	—
Distributions of net investment income	—		—	(26,927,706)	(26,927,706)
Purchases of shares in repurchase plan	(2,333,261)	(2,333)	(23,354,173)	—	(23,356,506)
Balance, December 31, 2019	48,950,803	$48,951	$853,766,370	$(282,940,612)	$570,874,709
Net investment income	—	—	—	30,987,804	30,987,804
Net realized loss on investments / foreign currency transactions	—	—	—	(38,289,580)	(38,289,580)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	18,549,588	18,549,588
Loss on extinguishment of debt	—	—	—	(3,088,728)	(3,088,728)
Provision for taxes	—	—	—	17,709	17,709
Return of capital and other tax related adjustments	—	—	3,878,798	(3,878,798)	—
Distributions of net investment income	—			(31,325,222)	(31,325,222)
Deemed contribution - CSA (See Note 2)	—	—	13,600,000	—	13,600,000
Deemed contribution - from Adviser (See Note 10)	—	—	3,254,849	—	3,254,849
Issuance of common stock in connection with acquisition of MVC Capital	17,354,332	17,354	160,336,673	—	160,354,027
Purchase of shares in repurchase plan	(989,050)	(989)	(7,129,643)	—	(7,130,632)
Balance, December 31, 2020	65,316,085	$65,316	$1,027,707,047	$(309,967,839)	$717,804,524
Net investment income	—	—	—	58,960,339	58,960,339
Net realized loss on investments / foreign currency transactions	—	—	—	(3,379,062)	(3,379,062)
Net unrealized appreciation on investments / CSA / foreign currency transactions	—	—	—	22,104,996	22,104,996
Provision for taxes	—	—	—	(844)	(844)
Return of capital and other tax related adjustments	—	—	1,628,875	(1,628,875)	—
Distributions of net investment income	—	—	—	(51,910,036)	(51,910,036)
Return of capital distributions	—	—	(1,649,154)	—	(1,649,154)
Balance, December 31, 2021	65,316,085	$65,316	$1,027,686,768	$(285,821,321)	$741,930,763
See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$77,685,429	$8,176,793	$58,191,634
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(1,461,056,755)	(881,171,047)	(473,701,786)
Acquisition of MVC Capital, net of cash acquired (See Note 10)	—	(96,719,967)	—
Repayments received / sales of portfolio investments	943,867,143	684,530,539	449,882,092
Purchases of short-term investments	(297,560,982)	(1,182,185,606)	(913,641,727)
Sales of short-term investments	363,118,408	1,213,197,945	862,296,728
Loan origination and other fees received	30,504,341	19,193,244	8,606,347
Net realized (gain) loss on investments	(2,645,505)	38,302,323	3,798,263
Net realized (gain) loss on foreign currency transactions	6,024,567	(12,743)	12,185
Net unrealized appreciation on investments	(3,029,097)	(28,710,914)	(33,092,792)
Net unrealized appreciation of CSA	(1,800,000)	—	—
Net unrealized (appreciation) depreciation on foreign currency transactions	(17,275,899)	10,161,326	1,004,788
Payment-in-kind interest	(10,795,470)	(1,348,204)	(5,413)
Amortization of deferred financing fees	1,620,170	1,478,364	1,336,181
Loss on extinguishment of debt	—	3,088,728	297,188
Accretion of loan origination and other fees	(9,443,933)	(2,716,765)	(1,609,167)
Amortization / accretion of purchased loan premium / discount	(4,646,285)	(1,805,972)	(279,694)
Changes in operating assets and liabilities:
Interest and fees receivable	(14,472,228)	(4,022,690)	747,340
Prepaid expenses and other assets	(214,259)	(44,607)	3,007,347
Accounts payable and accrued liabilities	84,463	3,890,759	(159,256)
Interest payable	3,483,456	(1,411,993)	1,805,266
Net cash used in operating activities	(396,552,436)	(218,130,487)	(31,504,476)
Cash flows from financing activities:
Borrowings under credit facilities	455,731,649	636,707,505	320,777,502
Repayments of credit facilities	(506,580,035)	(280,523,363)	(539,341,125)
Proceeds from debt securitization	—	—	348,250,000
Repayments of debt securitization	—	(318,210,176)	(30,039,824)
Proceeds from notes	500,000,000	225,000,000	—
Redemption of notes	—	(95,471,804)	—
Financing fees paid	(7,273,849)	(773,952)	(8,293,282)
Net proceeds related to issuance of common stock for MVC acquisition	—	160,354,027	—
Purchases of shares in repurchase plan	—	(7,130,632)	(23,356,506)
Cash dividends / distributions paid	(53,559,190)	(31,325,222)	(26,927,706)
Net cash provided by financing activities	388,318,575	288,626,383	41,069,059
Net increase (decrease) in cash and foreign currencies	(8,233,861)	70,495,896	9,564,583
Cash and foreign currencies, beginning of year	92,487,461	21,991,565	12,426,982
Cash and foreign currencies, end of year	$84,253,600	$92,487,461	$21,991,565
Supplemental Information:
Cash paid for interest	$27,203,144	$16,697,097	$20,063,847
Excise taxes paid during the period	$70,533	$85,505	$—
See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (2.2%)*(7) (8) (10)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/19, Due 07/25)	$16,434,014	$16,184,672	$16,434,014
			16,434,014	16,184,672	16,434,014

Accelerate Learning, Inc. (1.0%)*(7) (8) (10)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/18, Due 12/24)	7,567,965	7,485,604	7,429,314
			7,567,965	7,485,604	7,429,314

Acclime Holdings HK Limited (0.2%)*(3) (7) (8) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	1,211,310	1,137,872	1,146,517
			1,211,310	1,137,872	1,146,517

Accurus Aerospace Corporation (3.2%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.50% PIK, Acquired 10/18, Due 10/24)	24,873,702	24,684,100	24,015,559
			24,873,702	24,684,100	24,015,559

ADB Safegate (0.7%)*(3) (8) (10)	Aerospace & Defense	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.8% Cash, Acquired 08/21, Due 07/25)	5,500,000	5,091,328	5,105,815
			5,500,000	5,091,328	5,105,815

Advantage Software Company (The), LLC (0.0%)*(7)	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units, Acquired 12/21)		280,379	280,379
		Class A2 Partnership Units (2,248.46 units, Acquired 12/21)		72,350	72,350
		Class B1 Partnership Units (8,717.76 units, Acquired 12/21)		9,006	9,006
		Class B2 Partnership Units (2,248.46 units, Acquired 12/21)		2,322	2,322
				364,057	364,057

Aftermath Bidco Corporation (1.3%)* (7) (8) (10)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 04/19, Due 04/25)	9,425,284	9,298,664	9,302,756
			9,425,284	9,298,664	9,302,756

Air Canada 2020-2 Class B Pass Through Trust (0.9%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	6,170,321	6,170,321	6,822,282
			6,170,321	6,170,321	6,822,282

Air Comm Corporation, LLC (1.5%)* (7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 07/27)	11,539,605	11,265,477	11,279,635
			11,539,605	11,265,477	11,279,635

AIT Worldwide Logistics Holdings, Inc. (1.0%)*(7)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 04/21, Due 04/29)(8) (10)	6,460,345	6,324,652	6,460,345
		Partnership Units (348.68 units, Acquired 04/21)		348,678	688,918
			6,460,345	6,673,330	7,149,263

Alpine US Bidco LLC (2.4%)*(7) (8) (10)	Agricultural Products	Second Lien Senior Secured Term Loan (LIBOR + 9.0%, 9.8% Cash, Acquired 05/21, Due 05/29)	18,156,509	17,642,081	17,974,944
			18,156,509	17,642,081	17,974,944

Amtech LLC (0.5%)*(7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)	4,090,909	3,957,893	3,954,545
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(10)		(13,268)	(13,636)
			4,090,909	3,944,625	3,940,909

Anagram Holdings, LLC (2.2%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	14,395,213	13,459,291	16,050,670
			14,395,213	13,459,291	16,050,670

AnalytiChem Holding Gmbh (0.3%)* (3) (7) (8) (14)	Chemicals	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)	2,800,958	2,580,095	2,575,751
			2,800,958	2,580,095	2,575,751

Anju Software, Inc. (1.8%)*(7) (8) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 02/19, Due 02/25)	13,527,812	13,355,243	13,284,312
			13,527,812	13,355,243	13,284,312

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
AP Aristotle Holdings, LLC (0.2)*(7)	Oil Field Services	Subordinated Term Loan (19.8% Cash, Acquired 12/21, Due 06/25)	$1,883,461	$1,890,302	$1,853,945
			1,883,461	1,890,302	1,853,945

Apex Bidco Limited (0.3%)*(3) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 01/20, Due 01/27)(8) (12)	1,973,818	1,868,706	1,969,871
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	277,738	264,032	277,738
			2,251,556	2,132,738	2,247,609

Aptus 1829. GmbH (0.6%)*(3) (7)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(8) (14)	4,655,991	4,716,681	4,552,419
		Preferred Stock (13 shares, Acquired 09/21)		119,828	111,378
		Common Stock (48 shares, Acquired 09/21)		11,983	11,434
			4,655,991	4,848,492	4,675,231

Apus Bidco Limited (0.5%)*(3) (7) (8) (17)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	3,901,705	3,873,560	3,822,621
			3,901,705	3,873,560	3,822,621

AQA Acquisition Holding, Inc. (2.7%)*(7) (8) (10)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 03/21, Due 03/29)	20,000,000	19,510,261	20,000,000
			20,000,000	19,510,261	20,000,000

Aquavista Watersides 2 LTD (1.0%)*(3) (7) (8) (17)	Transportation Services	First Lien Senior Secured Term Loan (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/28)	6,041,660	5,696,275	5,766,009
		Second Lien Senior Secured Term Loan (SONIA + 10.5% PIK, Acquired 12/21, Due 12/28)	1,510,415	1,446,466	1,465,103
		Revolver (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/22)		(4,252)	(5,035)
			7,552,075	7,138,489	7,226,077

Arch Global Precision LLC (1.2%)*(7) (8) (10)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 04/19, Due 04/26)	9,247,611	9,243,613	9,247,611
			9,247,611	9,243,613	9,247,611

Archimede (1.1%)*(3) (7) (8) (14)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	8,415,278	8,760,514	8,254,959
			8,415,278	8,760,514	8,254,959

Argus Bidco Limited (0.5%)*(3) (7) (8)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)(16)	2,682,222	2,559,483	2,682,222
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)(10)	671,922	653,387	671,922
			3,354,144	3,212,870	3,354,144

Armstrong Transport Group (Pele Buyer, LLC ) (0.5%)*(7) (8) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,019,862	3,961,175	3,939,465
			4,019,862	3,961,175	3,939,465

ASPEQ Heating Group LLC (1.1%)* (7) (8) (9)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	8,463,895	8,377,060	8,463,895
			8,463,895	8,377,060	8,463,895

Astra Bidco Limited (0.7%)*(3) (7) (8) (16)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.75%, 5.8% Cash, Acquired 11/21, Due 11/28)	5,785,660	5,478,502	5,534,948
			5,785,660	5,478,502	5,534,948

Auxi International (0.3%)*(3) (7) (8)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 12/19, Due 12/26)(15)	1,592,080	1,520,648	1,439,240
		First Lien Senior Secured Term Loan (SONIA + 6.25%, 6.3% Cash, Acquired 04/21, Due 12/26)(17)	907,482	897,284	820,363
			2,499,562	2,417,932	2,259,603

Avance Clinical Bidco Pty Ltd (0.8%)*(3) (7) (8) (20)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 11/21, Due 11/27)	6,456,649	6,039,823	6,158,029
			6,456,649	6,039,823	6,158,029

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
AVSC Holding Corp. (1.6%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, 0.25% PIK, Acquired 08/18, Due 03/25)(8) (10)	$4,866,634	$4,405,273	$4,457,837
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 10/26)(8) (10)	748,248	692,634	692,930
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	5,513,525	5,399,114	6,403,959
			11,128,407	10,497,021	11,554,726

Azalea Buyer, Inc. (0.8%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(10)	4,605,769	4,495,830	4,494,423
		Subordinated Term Loan (12.0% PIK, Acquired 11/21, Due 05/28)	1,259,615	1,234,657	1,234,423
		Common Stock (192,307.7 shares, Acquired 11/21)		192,308	192,308
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(10)		(9,476)	(9,615)
			5,865,384	5,913,319	5,911,539

Bariacum S.A. (0.8%)*(3) (7) (8) (14)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	6,482,038	6,236,161	6,244,364
			6,482,038	6,236,161	6,244,364

BDP International, Inc. (f/k/a BDP Buyer, LLC) (2.0%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/18, Due 12/24)	14,849,238	14,642,747	14,626,499
			14,849,238	14,642,747	14,626,499

Benify (Bennevis AB) (0.2%)*(3) (7) (8) (18)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,286,109	1,222,031	1,286,109
			1,286,109	1,222,031	1,286,109

Beyond Risk Management, Inc. (0.3%)*(7) (8) (10)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 10/21, Due 09/27)	2,426,667	2,335,532	2,326,667
			2,426,667	2,335,532	2,326,667

Bidwax (1.0%)*(3) (7) (8) (14)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	7,960,398	8,062,475	7,741,487
			7,960,398	8,062,475	7,741,487

BigHand UK Bidco Limited (0.1%)*(3) (7) (8) (13)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.4% Cash, Acquired 01/21, Due 01/28)	908,791	879,693	878,365
			908,791	879,693	878,365

Black Diamond Equipment Rentals LLC (1.5%)*(7) (25)	Equipment Rental	Second Lien Loan (12.5% Cash, Acquired 12/20, Due 06/22)	10,000,000	10,000,000	10,000,000
		Warrant (4.17 units, Acquired 12/20)		1,010,000	863,949
			10,000,000	11,010,000	10,863,949

Bounteous, Inc. (0.6%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	4,911,434	4,751,788	4,756,398
			4,911,434	4,751,788	4,756,398

Brightline Trains Florida LLC (0.7%)*(7)	Transportation	Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	5,000,000	5,000,000	5,005,000
			5,000,000	5,000,000	5,005,000

Brightpay Limited (0.3%)*(3) (7) (8) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	1,917,970	1,883,003	1,861,862
			1,917,970	1,883,003	1,861,862

BrightSign LLC (1.9%)*(7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)(8) (10)	12,811,105	12,686,575	12,682,994
		LLC units (1,107,492.71 units, Acquired 10/21)		1,107,493	1,135,180
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)(8) (10)		(12,847)	(13,290)
			12,811,105	13,781,221	13,804,884

British Airways 2020-1 Class B Pass Through Trust (0.1%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	809,722	809,722	915,587
			809,722	809,722	915,587

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
British Engineering Services Holdco Limited (2.1%)*(3) (7) (8) (17)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (SONIA + 6.75%, 7.0% Cash, Acquired 12/20, Due 12/27)	$15,530,143	$15,080,745	$15,405,902
		Revolver (SONIA + 6.75%, 7.0% Cash, Acquired 12/20, Due 06/22)		(1,565)	(4,900)
			15,530,143	15,079,180	15,401,002

Brown Machine Group Holdings, LLC (0.9%)*(7) (8) (9)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	6,633,915	6,587,022	6,633,915
			6,633,915	6,587,022	6,633,915

Cadent, LLC (f/k/a Cross MediaWorks) (0.9%)*(7) (8) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 09/18, Due 09/23)	6,913,258	6,888,254	6,913,258
			6,913,258	6,888,254	6,913,258

CAi Software, LLC (1.2%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	9,057,014	8,876,923	8,875,874
		Revolver (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	—	(18,723)	(18,860)
			9,057,014	8,858,200	8,857,014

Canadian Orthodontic Partners Corp.(0.2%)*(3) (7) (8) (21)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	1,640,011	1,696,743	1,625,340
			1,640,011	1,696,743	1,625,340

Carlson Travel, Inc (1.2%)*	Business Travel Management	First Lien Senior Secured Note (8.5% Cash, Acquired 11/21, Due 11/26)	6,050,181	5,654,462	6,161,383
		Common Stock (94,155 shares, Acquired 11/21)		1,655,434	3,083,576
			6,050,181	7,309,896	9,244,959

Centralis Finco S.a.r.l. (0.1%)*(3) (7) (8) (14)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/20, Due 05/27)	806,661	738,691	806,661
			806,661	738,691	806,661

Ceres Pharma NV (0.6%)*(3) (7) (8) (15)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 10/21, Due 10/28)	4,555,832	4,443,959	4,354,688
			4,555,832	4,443,959	4,354,688

Cineworld Group PLC (0.5%)*(3)	Leisure Products	Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,786,456	1,591,243	2,127,562
		Super Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 07/21, Due 05/24)(8) (11)	993,503	960,951	1,054,356
		Warrants (553,375 units, Acquired 12/20)		101,602	243,594
			2,779,959	2,653,796	3,425,512

Classic Collision (Summit Buyer, LLC) (1.7%)*(7) (8) (10)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/26)	12,586,816	12,383,725	12,448,217
			12,586,816	12,383,725	12,448,217

CM Acquisitions Holdings Inc. (2.6%)*(7) (8) (10)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/19, Due 05/25)	19,105,620	18,896,879	19,105,620
			19,105,620	18,896,879	19,105,620

CMT Opco Holding, LLC (Concept Machine) (0.6%)*(7)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)(8) (10)	4,144,368	4,090,219	3,999,315
		LLC Units (8,782 units, Acquired 01/20)		351,709	227,366
			4,144,368	4,441,928	4,226,681

Coastal Marina Holdings, LLC (2.4%)*(7)	Other Financial	Subordinated Term Loan (10.0% PIK, Acquired 11/21, Due 11/31)	17,607,836	15,965,060	15,965,704
		LLC Units (547,591 units, Acquired 11/21)		1,642,774	1,642,773
			17,607,836	17,607,834	17,608,477

Cobham Slip Rings SAS (0.6%)*(3) (7) (8) (10)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.4% Cash, Acquired 11/21, Due 11/28)	4,303,474	4,199,148	4,195,887
			4,303,474	4,199,148	4,195,887

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Command Alkon (Project Potter Buyer, LLC) (1.9%)*(7)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)(8) (9)	$13,778,715	$13,290,020	$13,658,353
		Class A Units (90.384 units, Acquired 04/20)		90,384	100,961
		Class B Units (33,324.69 units, Acquired 04/20)		—	185,852
			13,778,715	13,380,404	13,945,166

Contabo Finco S.À R.L (0.8%)*(3) (7) (8) (16)	Internet Software & Services	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 11/21, Due 10/26)	5,949,094	5,818,536	5,830,113
			5,949,094	5,818,536	5,830,113

Coyo Uprising GmbH (0.6%)*(3) (7)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/28)(8) (14)	4,061,503	4,050,409	3,937,732
		Class A Units (440.0 units, Acquired 09/21)		205,333	586,704
		Class B Units (191.0 units, Acquired 09/21)		445,883	252,276
			4,061,503	4,701,625	4,776,712

Crash Champions (1.9%)*(7) (8) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	14,567,197	14,040,003	13,967,572
			14,567,197	14,040,003	13,967,572

CSL DualCom (0.2%)*(3) (7) (8) (13)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	1,341,450	1,203,183	1,300,964
			1,341,450	1,203,183	1,300,964

Custom Alloy Corporation (4.0%)*(7) (24) (25)	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan (15.0% PIK, Acquired 12/20, Due 04/22)	45,000,185	37,043,142	27,450,113
		Revolver (15.0% PIK, Acquired 12/20, Due 04/22)	4,255,152	3,737,652	2,595,643
			49,255,337	40,780,794	30,045,756

CVL 3 (1.3%)*(3) (7) (8)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(14)	5,913,439	5,724,352	5,765,603
		First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(22)	3,382,200	3,297,974	3,297,645
		6-Month Bridge Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 06/22)(14)	796,040	771,808	788,079
			10,091,679	9,794,134	9,851,327

CW Group Holdings, LLC (0.4%)*(7)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)(8) (10)	2,817,419	2,762,181	2,773,516
		LLC Units (161,290.32 units, Acquired 01/21)		161,290	112,097
			2,817,419	2,923,471	2,885,613

Dart Buyer, Inc. (1.6%)*(3) (7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 04/19, Due 04/25)	12,217,300	12,047,482	11,733,921
			12,217,300	12,047,482	11,733,921

DecksDirect, LLC (0.1%)*(7)	Building Materials	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(8) (9)	727,273	712,749	712,727
		Revolver (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(8) (10)		(4,357)	(4,364)
		LLC Units (1,280.8 units, Acquired 12/21)		54,545	54,549
			727,273	762,937	762,912

Discovery Education, Inc. (1.6%)*(7) (8) (10)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	11,815,226	11,625,619	11,815,226
			11,815,226	11,625,619	11,815,226

Distinct Holdings, Inc. (0.9%)*(7) (8) (9)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	6,880,088	6,840,597	6,714,966
			6,880,088	6,840,597	6,714,966

Dragon Bidco (0.4%)*(3) (7) (8) (15)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	2,729,279	2,811,548	2,676,462
			2,729,279	2,811,548	2,676,462

DreamStart Bidco SAS (d/b/a SmartTrade) (0.3%)*(3) (7) (8) (15)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/20, Due 03/27)	2,418,426	2,294,573	2,385,347
			2,418,426	2,294,573	2,385,347

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Dune Group (0.2%)*(3) (7) (8)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.0% Cash, Acquired 09/21, Due 09/28)(10)	$1,230,280	$1,204,767	$1,202,086
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(14)	131,453	104,801	113,210
			1,361,733	1,309,568	1,315,296

Dwyer Instruments, Inc. (0.6%)*(7) (8) (10)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.3% Cash, Acquired 07/21, Due 07/27)	4,562,902	4,451,732	4,515,611
			4,562,902	4,451,732	4,515,611

Echo Global Logistics, Inc. (2.0%)*(7)	Air Transportation	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 11/21, Due 11/29)(8) (10)	14,469,027	14,210,471	14,215,819
		Partnership Equity (530.92 units, Acquired 11/21)		530,973	530,970
			14,469,027	14,741,444	14,746,789

Ellkay, LLC (0.7%)*(7) (8) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	4,987,500	4,891,525	4,897,630
			4,987,500	4,891,525	4,897,630

EMI Porta Holdco LLC (1.2%)*(7) (8) (10)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	9,576,271	9,140,733	9,135,593
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)		(58,526)	(59,322)
			9,576,271	9,082,207	9,076,271

Entact Environmental Services, Inc. (0.8%)*(7) (8) (10)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	5,704,863	5,656,971	5,630,699
			5,704,863	5,656,971	5,630,699

EPS NASS Parent, Inc. (0.8%)*(7) (8) (10)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	5,812,941	5,695,455	5,714,871
			5,812,941	5,695,455	5,714,871

Eshipping, LLC (0.8%)*(7) (8)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(9)	5,965,459	5,799,040	5,795,187
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 12/27)(10)	254,813	225,848	225,085
			6,220,272	6,024,888	6,020,272

F24 (Stairway BidCo Gmbh) (0.2%)*(3) (7) (8) (14)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 08/20, Due 08/27)	1,620,521	1,648,879	1,620,521
			1,620,521	1,648,879	1,620,521

Ferrellgas L.P. (0.4%)*(3) (7)	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units, Acquired 03/21)		2,799,420	3,145,740
				2,799,420	3,145,740

Fineline Technologies, Inc. (0.2%)*(7) (8) (10)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/28)	1,305,719	1,282,956	1,305,719
			1,305,719	1,282,956	1,305,719

FitzMark Buyer, LLC (0.6%)*(7) (8) (10)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/20, Due 12/26)	4,269,265	4,196,714	4,183,880
			4,269,265	4,196,714	4,183,880

Flexential Issuer, LLC (2.1%)*	Information Technology	Structured Secured Note - Class C (6.9% Cash, Acquired 11/21, Due 11/51)	16,000,000	14,817,114	15,608,750
			16,000,000	14,817,114	15,608,750

FragilePak LLC (0.7%)*(7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(8) (9)	4,696,562	4,519,341	4,540,910
		Partnership Units (937.5 units, Acquired 05/21)		937,500	925,895
			4,696,562	5,456,841	5,466,805

Front Line Power Construction LLC (0.5%)*	Construction Machinery	First Lien Senior Secured Term Loan (LIBOR + 12.5%, 13.5% Cash, Acquired 11/21, Due 11/28)(7) (8) (10)	4,000,000	3,872,045	3,880,000
		Common Stock (50,848 shares, Acquired 11/21)		130,171	111,357
			4,000,000	4,002,216	3,991,357

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
FSS Buyer LLC (0.9%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(8) (10)	$6,912,504	$6,772,675	$6,789,614
		LP Interest (1,160.9 units, Acquired 08/21)		11,609	29,998
		LP Units (5,104.32 units, Acquired 08/21)		51,043	131,891
			6,912,504	6,835,327	6,951,503

GTM Intermediate Holdings, Inc. (2.0%)*(7) (25)	Medical Equipment Manufacturer	Second Lien Loan (11.0% Cash, 1.0% PIK, Acquired 12/20, Due 12/24)	11,500,057	11,448,900	11,500,057
		Series A Preferred Units (1,434,472.41 units)		2,166,331	2,290,223
		Series C Preferred Units (715,649.59 units)		1,080,770	1,184,037
			11,500,057	14,696,001	14,974,317

Gulf Finance, LLC (0.1%)*(8) (9)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 11/21, Due 08/26)	831,512	798,761	774,345
			831,512	798,761	774,345

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (1.0%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	6,092,593	6,092,593	7,213,140
			6,092,593	6,092,593	7,213,140

Heartland Veterinary Partners, LLC (1.2%)*(7)	Healthcare	Subordinated Term Loan (11.0% PIK, Acquired 11/21, Due 11/28)	9,342,857	9,096,286	9,092,857
			9,342,857	9,096,286	9,092,857

Heartland, LLC (1.9%)*(7) (8) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	14,075,213	13,976,486	13,793,708
			14,075,213	13,976,486	13,793,708

Heavy Construction Systems Specialists, LLC (1.0%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)	7,368,228	7,198,830	7,220,864
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)		(54,310)	(52,635)
			7,368,228	7,144,520	7,168,229

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.2%)*(3) (7) (8) (15)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 09/19, Due 09/26)	8,789,013	9,380,255	8,611,809
			8,789,013	9,380,255	8,611,809

Highpoint Global LLC (0.7%)*(7) (25)	Government Services	Second Lien Note (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 09/22)	5,416,251	5,395,020	5,416,251
			5,416,251	5,395,020	5,416,251

Home Care Assistance, LLC (0.5%)*(7) (8) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 03/21, Due 03/27)	3,829,723	3,761,710	3,753,128
			3,829,723	3,761,710	3,753,128

HTI Technology & Industries (3.0%)* (7) (25)	Electronic Component Manufacturing	Second Lien Note (12.0% Cash, 4.8% PIK, Acquired 12/20, Due 09/24)	22,746,455	22,095,749	22,215,294
			22,746,455	22,095,749	22,215,294

HW Holdco, LLC (Hanley Wood LLC) (1.8%)*(7) (8) (9)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/18, Due 12/24)	13,436,978	13,189,273	13,136,978
			13,436,978	13,189,273	13,136,978

IGL Holdings III Corp. (0.6%)*(7) (8) (10)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	4,323,538	4,230,531	4,268,131
			4,323,538	4,230,531	4,268,131

IM Analytics Holding, LLC (d/b/a NVT) (0.9%)*(7) (8)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 11/19, Due 11/23)(10)	8,126,270	8,084,935	6,602,594
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,126,270	8,084,935	6,602,594

IM Square (0.9%)*(3) (7) (8) (15)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/28)	7,050,638	7,231,653	6,937,828
			7,050,638	7,231,653	6,937,828

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Infoniqa Holdings GmbH (1.2%)*(3) (7) (8) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 11/21, Due 11/28)	$9,243,120	$8,946,900	$8,988,934
			9,243,120	8,946,900	8,988,934

Innovad Group II BV (0.8%)*(3) (7) (8) (14)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 04/21, Due 04/28)	6,255,611	6,320,818	5,875,843
			6,255,611	6,320,818	5,875,843

INOS 19-090 GmbH (0.7%)*(3) (7) (8) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 12/20, Due 12/27)	5,271,103	5,495,469	5,263,297
			5,271,103	5,495,469	5,263,297

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.9%)*(7) (8) (10)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/20, Due 02/26)	6,736,785	6,639,355	6,406,683
			6,736,785	6,639,355	6,406,683

ITI Intermodal, Inc. (0.1%)*(7) (8)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(9)	721,407	704,989	704,918
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(10)		(2,468)	(2,480)
			721,407	702,521	702,438

Jade Bidco Limited (Jane's) (0.3%)*(3) (7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)	2,315,363	2,257,104	2,315,363
			2,315,363	2,257,104	2,315,363

Jaguar Merger Sub Inc. (0.3%)*(7) (8) (10)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 09/24)	2,542,556	2,486,904	2,486,264
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 09/24)		(6,055)	(6,127)
			2,542,556	2,480,849	2,480,137

Jedson Engineering, Inc. (0.4%)*(7) (25)	Engineering & Construction Management	First Lien Loan (12.0% Cash, Acquired 12/20, Due 06/24)	2,650,000	2,650,000	2,650,000
			2,650,000	2,650,000	2,650,000

JetBlue 2019-1 Class B Pass Through Trust (0.6%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	4,165,079	4,165,079	4,805,415
			4,165,079	4,165,079	4,805,415

JF Acquisition, LLC (0.5%)*(7) (8) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 07/24)	3,865,876	3,763,334	3,711,241
			3,865,876	3,763,334	3,711,241

Kano Laboratories LLC (1.2%)*(7)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 11/26)(8) (11)	9,001,571	8,773,232	8,727,599
		Partnership Equity (203.2 units, Acquired 11/20)		203,198	205,053
			9,001,571	8,976,430	8,932,652

Kene Acquisition, Inc. (En Engineering) (1.0%)*(7) (8) (9)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	7,224,659	7,124,765	7,080,166
			7,224,659	7,124,765	7,080,166

Kid Distro Holdings, LLC (1.3%)*(7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/21, Due 10/27)(8) (10)	9,361,702	9,167,507	9,174,468
		Partnership Equity (637,677.11 units, Acquired 10/21)		638,298	637,677
			9,361,702	9,805,805	9,812,145

Kona Buyer, LLC (1.2%)*(7) (8) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	8,993,949	8,785,068	8,993,949
			8,993,949	8,785,068	8,993,949

LAF International (0.2%)*(3) (7) (8) (15)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	1,478,360	1,543,254	1,446,412
			1,478,360	1,543,254	1,446,412

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Lambir Bidco Limited (0.9%)*(3) (7)	Healthcare	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/28)(8) (14)	$5,016,807	$4,770,361	$4,809,863
		Second Lien Senior Secured Term Loan (12.0% PIK, Acquired 12/21, Due 06/29)	1,417,248	1,363,346	1,374,730
		Revolver (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/24)(8) (14)	313,550	292,375	294,737
			6,747,605	6,426,082	6,479,330

Learfield Communications, LLC (1.1%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(8) (9)	135,377	95,441	127,861
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(10)	7,953,923	7,909,077	7,958,934
			8,089,300	8,004,518	8,086,795

Legal Solutions Holdings (0.8%)*(7) (24) (25)	Business Services	Senior Subordinated Loan (16.0% PIK, Acquired 12/20, Due 03/22)	11,835,622	10,129,207	5,917,811
			11,835,622	10,129,207	5,917,811

LivTech Purchaser, Inc. (0.1%)*(7) (8) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/21, Due 12/25)	918,023	907,776	910,023
			918,023	907,776	910,023

Marmoutier Holding B.V. (0.3%)*(3) (7) (8) (14)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/21, Due 12/28)	1,944,392	1,872,008	1,879,782
		Revolver (EURIBOR + 5.0%, 5.0% Cash, Acquired 12/21, Due 06/27)		(4,417)	(4,456)
			1,944,392	1,867,591	1,875,326

MC Group Ventures Corporation (0.6%)*(7)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(8) (10)	3,687,290	3,598,064	3,655,758
		Partnership Units (746.66 units, Acquired 06/21)		746,662	761,119
			3,687,290	4,344,726	4,416,877

Media Recovery, Inc. (SpotSee) (1.0%)*(7) (8)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 11/25)(10)	2,933,019	2,892,443	2,933,019
		First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 11/25)(12)	4,442,371	4,302,804	4,442,371
			7,375,390	7,195,247	7,375,390

Medical Solutions Parent Holdings, Inc. (0.6%)*(8) (10)	Healthcare	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.5% Cash, Acquired 11/21, Due 11/29)	4,421,053	4,377,383	4,362,120
			4,421,053	4,377,383	4,362,120

MNS Buyer, Inc. (0.1%)*(7)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(8) (9)	920,769	903,330	904,707
		Partnership Units (76.92 Units, Acquired 08/21)	—	76,923	78,462
			920,769	980,253	983,169

Modern Star Holdings Bidco Pty Limited. (1.1%)*(3) (7) (8) (19)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	8,368,295	8,280,623	8,299,196
			8,368,295	8,280,623	8,299,196

MSG National Properties (0.3%)*(3) (7) (8) (10)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	2,437,141	2,378,186	2,485,884
			2,437,141	2,378,186	2,485,884

Murphy Midco Limited (0.7%)*(3) (7) (8) (13)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 4.75%, 4.8% Cash, Acquired 11/20, Due 11/27)	5,252,188	4,951,281	5,104,200
			5,252,188	4,951,281	5,104,200

Music Reports, Inc. (1.0%)*(7) (8) (10)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 08/20, Due 08/26)	7,462,000	7,287,999	7,312,760
			7,462,000	7,287,999	7,312,760

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Narda Acquisitionco., Inc. (0.8%)*(7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(8) (10)	$5,679,612	$5,581,205	$5,580,218
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(8) (10)		(22,669)	(22,937)
		Class A Preferred Stock (4,587.38 shares, Acquired 12/21)		458,738	458,738
		Class B Common Stock (509.71 shares, Acquired 12/21)		50,971	50,971
			5,679,612	6,068,245	6,066,990

Navia Benefit Solutions, Inc. (0.4%)* (7) (8) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	2,727,200	2,668,002	2,703,272
			2,727,200	2,668,002	2,703,272

Nexus Underwriting Management Limited (0.2%)*(3) (7) (8) (17)	Other Financial	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 12/21, Due 10/28)	1,691,418	1,619,658	1,630,029
		First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 12/21, Due 04/22)	103,483	102,210	100,896
			1,794,901	1,721,868	1,730,925

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (0.6%)*(7) (8) (9)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	4,752,671	4,734,086	4,676,629
			4,752,671	4,734,086	4,676,629

Northstar Recycling, LLC (0.3%)*(7) (8) (10)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/21, Due 09/27)	2,500,000	2,451,774	2,450,000
			2,500,000	2,451,774	2,450,000

OA Buyer, Inc. (1.1%)*(7)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(8) (10)	8,500,512	8,331,137	8,330,502
		Revolver (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(8) (10)		(26,502)	(26,625)
		Partnership Units (210,920.11 units, Acquired 12/21)		210,920	210,920
			8,500,512	8,515,555	8,514,797

Odeon Cinemas Group Limited (0.5%)*(3) (7)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.8% Cash, Acquired 02/21, Due 08/23)	3,953,779	4,054,629	4,032,855
			3,953,779	4,054,629	4,032,855

OG III B.V. (0.4%)*(3) (7) (8) (14)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	2,916,043	2,996,732	2,842,746
			2,916,043	2,996,732	2,842,746

Omni Intermediate Holdings, LLC (1.5%)*(7) (8) (9)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	11,831,351	11,460,888	11,491,251
			11,831,351	11,460,888	11,491,251

Options Technology Ltd. (0.3%)*(3) (7) (8) (10)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/19, Due 12/25)	2,313,396	2,281,827	2,267,128
			2,313,396	2,281,827	2,267,128

Oracle Vision Bidco Limited (0.4%)*(3) (7) (8) (17)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	3,100,064	3,140,808	3,027,730
			3,100,064	3,140,808	3,027,730

Origin Bidco Limited (0.1%)*(3) (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(10)	597,094	581,734	583,730
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(14)	377,231	393,795	368,788
			974,325	975,529	952,518

OSP Hamilton Purchaser, LLC (0.3%)*(7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(9)	2,280,849	2,235,301	2,235,232
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(10)		(3,725)	(3,731)
			2,280,849	2,231,576	2,231,501

Pacific Health Supplies Bidco Pty Limited (1.1%)*(3) (7) (8) (20)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	8,778,969	8,730,244	8,529,382
			8,778,969	8,730,244	8,529,382

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Pare SAS (SAS Maurice MARLE) (0.6%)*(3) (7) (14)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	$4,637,501	$4,477,701	$4,637,501
			4,637,501	4,477,701	4,637,501

Patriot New Midco 1 Limited (Forensic Risk Alliance) (0.9%)*(3) (7) (8)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 02/20, Due 02/27)(10)	3,764,151	3,685,238	3,591,000
		First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 02/20, Due 02/27)(14)	3,215,992	3,016,760	3,068,057
			6,980,143	6,701,998	6,659,057

PDQ.Com Corporation (1.2%)*(7)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)(8) (10)	9,061,874	8,710,392	8,706,642
		Class A-2 Partnership Units (26.32 units, Acquired 08/21)		28,795	29,003
			9,061,874	8,739,187	8,735,645

Permaconn Bidco Ltd (2.0%)*(3) (7) (8) (19)	Tele-communications	First Lien Senior Secured Term Loan (BBSY + 6.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	15,011,565	14,385,637	14,598,747
			15,011,565	14,385,637	14,598,747

Polara Enterprises, LLC (0.6%)*(7)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(8) (10)	4,242,634	4,158,730	4,157,781
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(8) (10)		(10,763)	(10,905)
		Partnership Units (3,820.44 units, Acquired 12/21)		382,044	382,044
			4,242,634	4,530,011	4,528,920

Policy Services Company, LLC (5.9%)*(7)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, 4.0% PIK, Acquired 12/21, Due 06/26)(8) (10)	45,830,921	44,017,961	44,007,782
		Warrants - Class A (28,260 units, Acquired 12/21)		—	—
		Warrants - Class B (9,537 units, Acquired 12/21)		—	—
		Warrants - Class CC (980 units, Acquired 12/21)		—	—
		Warrants - Class D (2,520 units, Acquired 12/21)		—	—
			45,830,921	44,017,961	44,007,782

Premium Franchise Brands, LLC (2.0%)*(7) (8) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	14,852,588	14,597,414	14,555,536
			14,852,588	14,597,414	14,555,536

Premium Invest (0.5%)*(3) (7) (8) (14)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	4,093,919	4,113,303	4,009,539
			4,093,919	4,113,303	4,009,539

Preqin MC Limited (0.4%)*(3) (7) (8) (23)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	2,789,005	2,695,392	2,763,904
			2,789,005	2,695,392	2,763,904

Process Equipment, Inc. (ProcessBarron) (0.8%)*(7) (8) (10)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	6,173,594	6,115,253	5,945,171
			6,173,594	6,115,253	5,945,171

Professional Datasolutions, Inc. (PDI) (0.2%)*(7) (8) (10)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	1,836,485	1,833,488	1,808,938
			1,836,485	1,833,488	1,808,938

Protego Bidco B.V. (0.5%)*(3) (7) (8) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/21, Due 03/27)	2,227,493	2,268,899	2,194,658
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	1,547,820	1,560,666	1,494,928
			3,775,313	3,829,565	3,689,586

QPE7 SPV1 BidCo Pty Ltd (0.2%)*(3) (7) (8) (20)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	1,631,514	1,563,925	1,604,782
			1,631,514	1,563,925	1,604,782

Questel Unite (0.9%)*(3) (7) (8) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)	6,892,270	6,802,056	6,850,916
			6,892,270	6,802,056	6,850,916

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Recovery Point Systems, Inc. (1.6%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 08/26)(8) (10)	$11,648,329	$11,460,318	$11,648,329
		Partnership Equity (187,235 units, Acquired 03/21)		187,235	149,788
			11,648,329	11,647,553	11,798,117

Renovation Parent Holdings, LLC (0.7%)*(7)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 11/21, Due 11/27)(8) (11)	4,854,369	4,735,241	4,733,010
		Partnership Equity (197,368.42 units, Acquired 11/21)		197,368	203,289
			4,854,369	4,932,609	4,936,299

REP SEKO MERGER SUB LLC (1.0%)* (7) (8) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	7,614,000	7,416,155	7,477,972
			7,614,000	7,416,155	7,477,972

Resonetics, LLC (0.5%)*(7) (8) (10)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 04/21, Due 04/29)	4,010,677	3,933,633	3,930,463
			4,010,677	3,933,633	3,930,463

Reward Gateway (UK) Ltd (0.4%)*(3) (7) (8) (17)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 08/21, Due 06/28)	2,869,039	2,806,803	2,775,848
			2,869,039	2,806,803	2,775,848

Riedel Beheer B.V. (0.3%)*(3) (7) (8) (14)	Food & Beverage	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)	1,898,944	1,834,819	1,842,512
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 06/28)		(4,558)	(4,594)
		Super Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)	229,711	222,459	223,394
			2,128,655	2,052,720	2,061,312

RPX Corporation (1.0%)*(7) (8) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	7,611,875	7,425,686	7,455,360
			7,611,875	7,425,686	7,455,360

Ruffalo Noel Levitz, LLC (1.3%)*(7) (8) (10)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/24)	9,543,326	9,524,259	9,543,326
			9,543,326	9,524,259	9,543,326

Safety Products Holdings, LLC (1.6%)*(7)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(8) (9)	12,025,850	11,797,759	11,755,269
		Preferred Stock (372.1 shares, Acquired 12/20)		372,088	509,836
			12,025,850	12,169,847	12,265,105

Scaled Agile, Inc. (0.2%)*(7) (8) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)	1,747,991	1,705,099	1,704,707
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)		(6,668)	(6,716)
			1,747,991	1,698,431	1,697,991

Serta Simmons Bedding LLC (1.4%)*(8) (9)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	7,350,068	7,228,566	7,409,162
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,607,287	3,374,478	3,364,805
			10,957,355	10,603,044	10,773,967

SISU ACQUISITIONCO., INC. (0.9%)*(7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	7,009,139	6,869,135	6,770,828
			7,009,139	6,869,135	6,770,828

Smartling, Inc. (2.2%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)	16,470,588	16,102,057	16,094,118
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)		(22,958)	(23,529)
			16,470,588	16,079,099	16,070,589

Smile Brands Group Inc. (0.6%)*(7) (8) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 10/18, Due 10/25)	4,593,488	4,570,887	4,553,465
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 12/20, Due 10/25)		(11,854)	(5,704)
			4,593,488	4,559,033	4,547,761

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

SN BUYER, LLC (2.5%)*(7) (8) (9)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/20, Due 12/26)	$18,394,134	$18,079,537	$18,394,134
			18,394,134	18,079,537	18,394,134

Springbrook Software (SBRK Intermediate, Inc.) (1.4%)*(7) (8) (10)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/19, Due 12/26)	10,345,662	10,179,244	10,345,662
			10,345,662	10,179,244	10,345,662

SPT Acquico Limited (0.1%)*(3) (7) (8) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	658,312	643,744	658,312
			658,312	643,744	658,312

SSCP Pegasus Midco Limited (0.4%)*(3) (7) (8) (12)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	2,754,170	2,487,755	2,722,148
			2,754,170	2,487,755	2,722,148

Starnmeer B.V. (1.0%)*(3) (7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.4%, 6.9% Cash, Acquired 10/21, Due 04/27)	7,500,000	7,390,652	7,387,500
			7,500,000	7,390,652	7,387,500

Superjet Buyer, LLC (3.0%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	23,174,707	22,711,214	22,711,213
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)		(36,506)	(36,506)
			23,174,707	22,674,708	22,674,707

Syniverse Holdings, Inc. (2.3%)*(8) (10)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/18, Due 03/23)	17,314,396	16,493,137	17,191,810
			17,314,396	16,493,137	17,191,810

Syntax Systems Ltd (0.3%)*(3) (7) (8) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/28)	2,055,730	2,018,017	2,015,842
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/26)	442,229	432,475	432,117
			2,497,959	2,450,492	2,447,959

TA SL Cayman Aggregator Corp. (0.3%)*(7)	Technology	Subordinated Term Loan (8.8% PIK, Acquired 07/21, Due 07/28)	1,994,681	1,957,088	1,960,329
		Common Stock (1,227.79 shares, Acquired 07/21)		49,876	64,911
			1,994,681	2,006,964	2,025,240

Techone B.V. (1.1%)*(3) (7) (8) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	8,725,849	8,427,621	8,441,314
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 05/28)	108,060	96,551	97,254
			8,833,909	8,524,172	8,538,568

Tencarva Machinery Company, LLC (0.7%)*(7) (8) (10)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	5,485,512	5,374,529	5,374,012
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)		(19,644)	(19,750)
			5,485,512	5,354,885	5,354,262

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC) (0.5%)*(7)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(8) (10)	847,007	776,281	775,960
		Revolver (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(8) (10)		(14,394)	(14,466)
		Subordinated Term Loan (7.8% PIK, Acquired 10/21, Due 10/28)	3,333,333	3,267,904	3,266,667
			4,180,340	4,029,791	4,028,161

The Hilb Group, LLC (2.7%)*(7) (8) (10)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	20,279,107	19,879,692	19,873,525
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/19, Due 12/26)	54,535	(1,347)	(2,020)
			20,333,642	19,878,345	19,871,505

Total Safety U.S. Inc. (0.9%)*(8) (11)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	6,583,183	6,393,013	6,482,394
			6,583,183	6,393,013	6,482,394

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Transit Technologies LLC (0.8%)*(7) (8) (10)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/20, Due 02/25)	$6,035,305	$5,945,913	$5,845,889
			6,035,305	5,945,913	5,845,889

Transportation Insight, LLC (1.5%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 08/18, Due 12/24)	11,329,748	11,260,323	11,159,802
			11,329,748	11,260,323	11,159,802

Trident Maritime Systems, Inc. (2.0%)*(7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	14,887,500	14,665,396	14,887,500
			14,887,500	14,665,396	14,887,500

Truck-Lite Co., LLC (2.0%)*(7) (8) (10)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	15,001,601	14,622,710	14,610,774
			15,001,601	14,622,710	14,610,774

Trystar, LLC (1.6%)*(7)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/18, Due 09/23)(8) (10)	11,987,848	11,777,295	11,778,060
		Class A LLC Units (440.97 units, Acquired 09/18)		480,874	412,027
			11,987,848	12,258,169	12,190,087

Turbo Buyer, Inc. (1.1%)*(7) (8) (10)	Finance Companies	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/21, Due 12/25)	8,430,000	8,226,186	8,220,000
			8,430,000	8,226,186	8,220,000

Turf Products, LLC (1.2%)*(7) (25)	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt (10.0% Cash, Acquired 12/20, Due 10/23)	8,697,056	8,383,962	8,627,480
			8,697,056	8,383,962	8,627,480

Turnberry Solutions, Inc. (0.6%)*(7) (8) (10)	Consumer Cyclical	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	4,500,000	4,406,122	4,422,501
			4,500,000	4,406,122	4,422,501

U.S. Gas & Electric, Inc. (0.2%)*(7) (25)	Energy Services	Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)	2,285,250	1,785,250	1,785,250
		Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)(26)	2,485,469	—	—
			4,770,719	1,785,250	1,785,250

U.S. Silica Company (0.2%)*(3) (8) (9)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,472,106	1,474,267	1,436,687
			1,472,106	1,474,267	1,436,687

UKFast Leaders Limited (1.6%)*(3) (7) (8) (16)	Technology	First Lien Senior Secured Term Loan (SONIA + 7.0%, 7.1% Cash, Acquired 09/20, Due 9/27)	12,311,660	11,399,095	12,090,050
			12,311,660	11,399,095	12,090,050

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.2%)*(7) (8) (10)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,221,755	16,065,447	16,221,755
			16,221,755	16,065,447	16,221,755

Utac Ceram (0.7%)*(3) (7) (8)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/20, Due 09/27)(14)	1,705,800	1,706,086	1,673,224
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.5% Cash, Acquired 02/21, Due 09/27)(10)	3,517,700	3,455,739	3,450,522
			5,223,500	5,161,825	5,123,746

Validity, Inc. (0.6%)*(7) (8) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 07/19, Due 05/25)	4,783,146	4,686,773	4,764,014
			4,783,146	4,686,773	4,764,014

VistaJet Pass Through Trust 2021-1B (0.7%)*	Airlines	Structured Secured Note - Class B (6.3% Cash, Acquired 11/21, Due 02/29)	5,000,000	5,000,000	4,905,485
			5,000,000	5,000,000	4,905,485

Vital Buyer, LLC (1.1%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/28)(8) (10)	7,802,143	7,656,443	7,676,443
		Partnership Units (16,442.9 units, Acquired 06/21)		164,429	170,924
			7,802,143	7,820,872	7,847,367

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
W2O Holdings, Inc. (0.3%)*(7) (8) (10)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 06/25)	$2,152,276	$2,090,468	$2,152,276
			2,152,276	2,090,468	2,152,276

Woodland Foods, LLC (1.8%)*(7)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(8) (10)	11,512,234	11,284,684	11,281,989
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(8) (10)	172,203	127,886	127,362
		Common Stock (1,663,307.18 shares, Acquired 12/21)		1,663,307	1,663,307
			11,684,437	13,075,877	13,072,658

World 50, Inc. (1.6%)*(7) (8) (9)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	3,279,976	3,202,135	3,279,976
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 09/20, Due 01/26)	9,008,913	8,849,217	8,873,780
			12,288,889	12,051,352	12,153,756

Subtotal Non–Control / Non–Affiliate Investments (200.9%)			1,518,707,323	1,494,030,725	1,490,112,663

Affiliate Investments: (4)
Eclipse Business Capital, LLC (13.4%)*(7)	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	4,545,455	4,502,418	4,738,230
		Revolver (LIBOR + 7.25%, Acquired 07/21, Due 07/28)(10)	1,818,182	1,690,996	1,818,182
		LLC Units (89,447,396 units, Acquired 07/21)		89,849,519	92,667,503
			6,363,637	96,042,933	99,223,915

Jocassee Partners LLC (5.1%)*(3)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		30,158,270	37,601,490
				30,158,270	37,601,490

JSC Tekers Holdings (0.8%)*(3) (7) (25)	Real Estate Management	Preferred Stock (9,159,085 shares, Acquired 12/20)		4,753,000	6,197,037
		Common Stock (3,201 shares, Acquired 12/20)		—	—
				4,753,000	6,197,037

Security Holdings B.V. (6.3%)*(3) (7) (25)	Electrical Engineering	Bridge Loan (5.0% PIK, Acquired 12/20, Due 02/27)	5,451,205	5,451,207	5,451,205
		Senior Subordinated Loan (3.1% PIK, Acquired 12/20, Due 05/22)	9,524,617	9,524,617	9,524,617
		Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK, Acquired 04/21, Due 04/25)	7,306,508	7,638,612	7,306,507
		Common Stock (900 shares, Acquired 12/20)		21,264,000	24,825,075
			22,282,330	43,878,436	47,107,404

Thompson Rivers LLC (11.3%)*(3)	Investment Funds & Vehicles	15.90% Member Interest, Acquired 06/20		79,414,272	84,438,256
				79,414,272	84,438,256

Waccamaw River LLC (1.8%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 02/21		13,720,000	13,500,686
				13,720,000	13,500,686

Subtotal Affiliate Investments (38.8%)			28,645,967	267,966,911	288,068,788

Control Investments:(5)
MVC Automotive Group Gmbh (2.0%)*(3) (7) (25)	Automotive	Bridge Loan (6.0% Cash, Acquired 12/20, Due 06/26)	7,149,166	7,149,166	7,149,166
		Common Equity Interest (18,000 shares, Acquired 12/20)		9,553,000	7,699,434
			7,149,166	16,702,166	14,848,600

MVC Private Equity Fund LP (1.0%)*(3) (25)	Investment Funds & Vehicles	General Partnership Interest		224,978	187,513
		Limited Partnership Interest		8,899,284	7,376,388
				9,124,262	7,563,901

Subtotal Control Investments (3.0%)			7,149,166	25,826,428	22,412,501

Total Investments, December 31, 2021 (242.7%)*			$1,554,502,456	$1,787,824,064	$1,800,593,952

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
Derivative Instruments

Credit Support Agreement(a)(b)(d)
Description	Counter Party	Settlement Date(c)	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$15,400,000	$1,800,000

Total Credit Support Agreement, December 31, 2021					$1,800,000
(a) The MVC Credit Support Agreement covers all of the investments acquired by Barings BDC, Inc. (“the Company”) from MVC Capital, Inc. ("MVC") in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “Reference Portfolio”). Each investment that is included in the Reference Portfolio is denoted in the above Schedule of Investments with footnote (25).
(b)      The Company and Barings LLC entered into a Credit Support Agreement pursuant to which Barings LLC agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 or (2) the date on which the entire Reference Portfolio has been realized or written off.
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the MVC Credit Support Agreement.

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$31,601,341	$22,849,503	Bank of America, N.A.	01/06/22	$126,319
Foreign currency forward contract (AUD)	A$2,098,659	$1,507,742	HSBC Bank USA	01/06/22	18,092
Foreign currency forward contract (AUD)	$20,727,370	A$28,700,000	Citibank N.A.	01/06/22	(139,026)
Foreign currency forward contract (AUD)	$3,579,961	A$5,000,000	HSBC Bank USA	04/08/22	(55,300)
Foreign currency forward contract (AUD)	$18,247,151	A$25,385,697	Bank of America, N.A.	04/08/22	(214,805)

Foreign currency forward contract (CAD)	C$3,229,673	$2,527,527	Bank of America, N.A.	01/06/22	29,309
Foreign currency forward contract (CAD)	C$3,000,000	$2,425,209	HSBC Bank USA	01/06/22	(50,198)
Foreign currency forward contract (CAD)	$4,881,155	C$6,229,673	HSBC Bank USA	01/06/22	(50,693)
Foreign currency forward contract (CAD)	$2,506,088	C$3,203,161	Bank of America, N.A.	04/08/22	(28,983)

Foreign currency forward contract (DKK)	2,142,838kr.	$326,309	Bank of America, N.A.	01/06/22	1,343
Foreign currency forward contract (DKK)	$335,107	2,142,838kr.	Bank of America, N.A.	01/06/22	7,455
Foreign currency forward contract (DKK)	$322,726	2,115,990kr.	Bank of America, N.A.	04/08/22	(1,490)

Foreign currency forward contract (EUR)	€52,582,593	$59,524,358	Bank of America, N.A.	01/06/22	274,882
Foreign currency forward contract (EUR)	€5,019,529	$5,701,273.9	HSBC Bank USA	04/08/22	18,430
Foreign currency forward contract (EUR)	$24,721,638	€21,500,000	Bank of America, N.A.	01/06/22	270,891
Foreign currency forward contract (EUR)	$14,562,667	€12,900,000	HSBC Bank USA	01/06/22	(107,781)
Foreign currency forward contract (EUR)	$20,655,383	€18,182,593	BNP Paribas SA	01/06/22	(22,663)
Foreign currency forward contract (EUR)	$60,413,175	€53,264,857	Bank of America, N.A.	04/08/22	(281,606)
Foreign currency forward contract (EUR)	$1,129,597	€1,000,000	HSBC Bank USA	04/08/22	(9,893)
Foreign currency forward contract (EUR)	$8,513,639	€7,500,000	BNP Paribas SA	04/08/22	(32,537)

Foreign currency forward contract (GBP)	£9,900,000	$13,219,519	Bank of America, N.A.	01/06/22	189,513
Foreign currency forward contract (GBP)	$13,348,815	£9,900,000	BNP Paribas SA	01/06/22	(60,217)
Foreign currency forward contract (GBP)	$6,121,622	£4,598,707	Bank of America, N.A.	04/08/22	(104,366)

Foreign currency forward contract (SEK)	1,791,942kr	$198,154	HSBC Bank USA	01/07/22	(230)
Foreign currency forward contract (SEK)	$203,853	1,791,942kr	Bank of America, N.A.	01/07/22	5,928
Foreign currency forward contract (SEK)	$207,483	1,874,724kr	HSBC Bank USA	04/08/22	244
Total Foreign Currency Forward Contracts, December 31, 2021					$(217,382)
_______________________________________________________________
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Ferrellgas L.P., Kano Laboratories LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Company's Board of Directors (the "Board") determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended (the “1940 Act”), based on, among other things, the input of the Company's external investment adviser, Barings LLC (“Barings”), the Company’s Audit Committee and independent valuation firms that have been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
to LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2021 represented 242.0% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.7% of total investments at fair value as of December 31, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the year ended December 31, 2021 were as follows:

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Advantage Insurance, Inc.(e)	Preferred Stock (587,001 shares)	$5,946,641	$—	$(5,870,010)	$(76,631)	$—	$—	$71,500
		5,946,641	—	(5,870,010)	(76,631)	—	—	71,500

Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	—	4,502,420	—	—	235,810	4,738,230	169,899
	Revolver (LIBOR + 7.25%)	—	1,690,997	—	—	127,185	1,818,182	52,983
	LLC units (89,447,396 units)	—	89,849,519	—	—	2,817,984	92,667,503	3,581,825
		—	96,042,936	—	—	3,180,979	99,223,915	3,804,707

Jocassee Partners LLC	9.1% Member Interest	22,623,820	10,000,000	—	—	4,977,670	37,601,490	—
		22,623,820	10,000,000	—	—	4,977,670	37,601,490	—

JSC Tekers Holdings(e)	Preferred Stock (9,159,085 shares)	4,753,000	—	(4)	—	1,444,041	6,197,037	—
	Common Stock (3,201 shares)	—	—	—	—	—	—	—
		4,753,000	—	(4)	—	1,444,041	6,197,037	—

Security Holdings B.V(e)	Bridge Loan (5.0% PIK 5/31/2021)	5,187,508	263,697	—	—	—	5,451,205	276,345
	Senior Subordinated Loan (3.1% PIK)	8,746,454	778,163	—	—	—	9,524,617	285,318
	Senior Unsecured Term Loan (9.0% PIK)	—	8,831,162	(1,168,250)	(24,300)	(332,105)	7,306,507	819,588
	Common Equity Interest	21,329,370	—	—	—	3,495,705	24,825,075	—
		35,263,332	9,873,022	(1,168,250)	(24,300)	3,163,600	47,107,404	1,381,251

Thompson Rivers LLC	15.90% Member Interest	10,011,840	69,414,271	—	—	5,012,145	84,438,256	4,776,145
		10,011,840	69,414,271	—	—	5,012,145	84,438,256	4,776,145

Waccamaw River LLC	20% Member Interest	—	13,762,417	(68,188)	—	(193,543)	13,500,686	280,000
		—	13,762,417	(68,188)	—	(193,543)	13,500,686	280,000

Total Affiliate Investments		$78,598,633	$199,092,646	$(7,106,452)	$(100,931)	$17,584,892	$288,068,788	$10,313,603
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(d) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.
(e) The fair value of the investment was determined using significant unobservable inputs.
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2021 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
MVC Automotive Group GmbH(e)	Common Equity Interest	$9,582,368	$—	$—	$—	$(1,882,934)	$7,699,434	$—
	Bridge Loan (6.0% Cash 12/31/2021)	7,149,166	—	—	—	—	7,149,166	434,908
		16,731,534	—	—	—	(1,882,934)	14,848,600	434,908

MVC Private Equity Fund LP	Limited Partnership Interest	8,899,284	—	—	—	(1,522,896)	7,376,388	—
	General Partnership Interest	224,978		—	—	(37,465)	187,513	642,609
		9,124,262	—	—	—	(1,560,361)	7,563,901	642,609

Waccamaw River LLC	50% Member Interest	—	4,500,000	(4,474,229)	—	(25,771)	—	—

Total Control Investments		$25,855,796	$4,500,000	$(4,474,229)	$—	$(3,469,066)	$22,412,501	$1,077,517
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
(6)Some or all of the investment is or will be encumbered as security for the Company's $875.0 million senior secured credit facility with ING Capital LLC initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the "February 2019 Credit Facility").
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month LIBOR, which as of December 31, 2021 was 0.10125%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of December 31, 2021 was 0.20913%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of December 31, 2021 was 0.33875%.
(12)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of December 31, 2021 was 0.26225%.
(13)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of December 31, 2021 was 0.47363%.
(14)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2021 was -0.57200%.
(15)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2021 was -0.54600%.
(16)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2021 was 0.33830%.
(17)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2021 was 0.49870%.
(18)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2021 was -0.00050%.
(19)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2021 was 0.01500%.
(20)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2021 was 0.06770%.
(21)The interest rate on these loans is subject to 3 Month CDOR, which as of December 31, 2021 was 0.51750%.
(22)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2021 was 0.09125%.
(23)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2021 was 0.19947%.
(24)Non-accrual investment.
(25)Investment was purchased as part of the MVC Acquisition and is part of the Reference Portfolio for purposes of the MVC Credit Support Agreement.
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
(a) The MVC Credit Support Agreement covers all of the investments acquired by the Company from MVC Capital, Inc. ("MVC") in connection with the MVC Acquisition (as defined in “Note 10 – MVC Capital, Inc. Acquisition”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “Reference Portfolio”). Each investment that is included in the Reference Portfolio is denoted in the above Schedule of Investments with footnote (23).
(b)      The Company and Barings LLC entered into a Credit Support Agreement pursuant to which Barings LLC agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 and (2) the date on which the entire Reference Portfolio has been realized or written off.
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the MVC Credit Support Agreement.

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
(23)Investment was purchased as part of the MVC Acquisition and is part of the Reference Portfolio for purposes of the MVC Credit Support Agreement.
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
The Company's former wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP (“Triangle SBIC”), Triangle Mezzanine Fund II LP (“Triangle SBIC II”) and Triangle Mezzanine Fund III LP (“Triangle SBIC III”) were specialty finance limited partnerships that were formed to make investments primarily in lower middle-market companies located throughout the United States. Each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III held licenses to operate as Small Business Investment Companies (“SBICs”) under the authority of the United States Small Business Administration (“SBA”). In connection with the closing of the Asset Sale Transaction, the Company repaid all of its outstanding SBA-guaranteed debentures and surrendered the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III. The Company recognized a loss on extinguishment of debt of $3.5 million related to the repayment of its outstanding SBA-guaranteed debentures. Triangle SBIC, Triangle SBIC II, and Triangle SBIC III were dissolved during the year ended December 31, 2019.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
•On September 24, 2018, the Adviser entered into a Rule 10b5-1 Purchase Plan, (the "10b5-1 Plan"), that qualified for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of the Company's common stock on the open market on behalf of the Adviser in accordance with purchase guidelines specified in the 10b5-1 Plan. The 10b5-1 Plan was established in accordance with the Adviser's obligation under the Externalization Agreement to enter into a trading plan pursuant to which the Adviser committed to purchase $50.0 million in value of shares in open market transactions through an independent broker. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, the Adviser fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of the Company's common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, the Adviser had purchased 5,084,302 shares of the Company's common stock pursuant to the 10b5-1 Plan and as of December 31, 2021, owned a total of 13,639,681 shares of our common stock, or 20.9% of the total shares outstanding.
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. Prior to the Externalization Transaction, the Company was internally managed by its executive officers under the supervision of the Board. During this period, the Company did not pay management or advisory fees, but instead incurred the operating costs associated with employing executive management and investment and portfolio management professionals. On August 2, 2018, the Company entered into the Original Advisory Agreement and became an externally-managed BDC managed by the Adviser. An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the Amended and Restated Advisory Agreement (as defined in “Note 2 - Agreements and Related Party Transactions”) (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement) and the Administration Agreement. See “Note 2 - Agreements and Related Party Transactions” for additional information regarding the Company’s investment advisory agreement and administration agreement.
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company's investment portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed below under

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Significant Accounting Policies - Valuation of Investments, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
In connection with the completion of the Company’s acquisition of MVC Capital, Inc. (“MVC”), a Delaware corporation, on December 23, 2020 (the “MVC Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. During the year ended December 31, 2021, the Company did not repurchase any shares under the authorized program.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
The Company's money market fund investments are generally valued using Level 1 inputs and its equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. The Company’s syndicated senior secured loans and structured products are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. The Company's middle-market, private debt and equity investments are generally valued using Level 3 inputs.
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
Beginning with the fourth quarter of 2020, the fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. Barings uses its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP are investment companies with no readily determinable fair values, the Company estimates the fair value of the Company’s investments in these entities using net asset value of each company and the Company’s ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of December 31, 2021 and 2020. The weighted average range of unobservable inputs is based on fair value of investments.

December 31, 2021:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$717,374,281	Yield Analysis	Market Yield	5.2% – 33.5%	7.7%	Decrease
	416,010,236	Recent Transaction	Transaction Price	96.5% – 99.0%	97.7%	Increase
Subordinated debt and 2nd lien notes(2)	107,345,323	Yield Analysis	Market Yield	5.3% – 19.0%	11.5%	Decrease
	64,895,063	Market Approach	Adjusted EBITDA Multiple	0.6x – 9.0x	5.67x	Increase
	40,353,543	Recent Transaction	Transaction Price	97.0% – 100.0%	98.0%	Increase
Equity shares(3)	137,393,404	Market Approach	Adjusted EBITDA Multiple	5.5x – 54.0x	13.1x	Increase
	6,197,037	Expected Transaction(4)	Transaction Price	$6,197,037	$6,197,037	Increase
	4,545,542	Recent Transaction	Transaction Price	$1.0 – $1,000	$140.03	Increase
Equity warrants	863,949	Market Approach	Adjusted EBITDA Multiple	5.0x-6.0x	6.0x	Increase
(1)Excludes investments with an aggregate fair value amounting to $3,938,412, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $17,974,944, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $3,145,740, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Estimated proceeds expected to be received under legally binding asset purchase agreement for sale of real estate held by portfolio company.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

December 31, 2020:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$650,550,710	Yield Analysis	Market Yield	4.7% – 16.2%	7.4%	Decrease
	3,000,000	Liquidation Analysis	Adjusted EBITDA Multiple	0.05x – 0.15x	0.10x	Increase
	399,692,333	Recent Transaction	Transaction Price	96.0% – 100.0%	97.8%	Increase
Subordinated debt and 2nd lien notes(2)	109,851,771	Yield Analysis	Market Yield	6.0% – 26.0%	16.7%	Decrease
	13,933,960	Market Approach	Adjusted EBITDA Multiple	5.0x – 6.0x	5.50x	Increase
	4,959,088	Recent Transaction	Transaction Price	100%	100%	Increase
Equity shares(3)	39,178,157	Market Approach	Adjusted EBITDA Multiple	0.8x – 11.8x	4.80x	Increase
	4,752,997	Real Estate - Cost Approach	Replacement Cost (CZK/m2)	1,237 to 1,892	1,892	Increase
		Real Estate - Cost Approach	Depreciation Factor	0.50 to 1.00	0.81	Increase
		Real Estate - Income Approach	Market Rent CZK/Year	CZK5,011,718 to CZK8,700,000	CZK5,011,718	Increase
		Real Estate - Income Approach	Cap Rate	6.0% to 7.0%	6.5%	Decrease
		Real Estate - Income Approach	Adj. Factor for Development Zone	n/a	1.15	Increase
	227,200	Recent Transaction	Transaction Price	$1,000	$1,000	Increase
Equity warrants	1,133,781	Market Approach	Adjusted EBITDA Multiple	4.8x-9.0x	6.0x	Increase
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2021, the Company had two investments that were on non-accrual. As of December 31, 2020, the Company had one investment that was on non-accrual. Dividend income is recorded on the ex-dividend date.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Fee income for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31
	2021	2020	2019
Recurring Fee Income:
Amortization of loan origination fees	$4,620,259	$2,179,859	$914,197
Management, valuation and other fees	2,185,600	867,465	275,510
Total Recurring Fee Income	6,805,859	3,047,324	1,189,707
Non-Recurring Fee Income:
Prepayment fees	474,499	84,151	59,617
Acceleration of unamortized loan origination fees	4,823,674	536,906	694,971
Advisory, loan amendment and other fees	916,212	412,255	172,525
Total Non-Recurring Fee Income	6,214,385	1,033,312	927,113
Total Fee Income	$13,020,244	$4,080,636	$2,116,820
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
Concentration of Credit Risk
As of both December 31, 2021 and 2020, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2021 and December 31, 2020, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 5.5% and 2.5%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
As of December 31, 2021, all of the Company's assets were or will be pledged as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currency
As of December 31, 2021 the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, five investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 36 investments that were denominated in Euros and 18 investments that were denominated in British pounds sterling. As of December 31, 2020, the Company held two investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 17 investments that were denominated in Euros and 11 investments that were denominated in British pounds sterling.
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
In addition, during the years ended December 31, 2021 and 2020, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2021:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
February 27, 2019	March 13, 2019	March 20, 2019	$0.12	$6,107,000	$—	$6,107,000
May 9, 2019	June 12, 2019	June 19, 2019	0.13	6,541,000	—	6,541,000
July 26, 2019	September 11, 2019	September 18, 2019	0.14	6,935,000	—	6,935,000
October 29, 2019	December 11, 2019	December 18, 2019	0.15	7,345,000	—	7,345,000
Total 2019 dividends and distributions			$0.54	$26,928,000	$—	$26,928,000
February 27, 2020	March 11, 2020	March 18, 2020	$0.16	$7,824,000	$—	$7,824,000
April 30, 2020	June 10, 2020	June 17, 2020	0.16	7,674,000	—	7,674,000
August 5, 2020	September 9, 2020	September 16, 2020	0.16	7,674,000	—	7,674,000
November 9, 2020	November 25, 2020	December 2, 2020	0.17	8,153,000	—	8,153,000
Total 2020 dividends and distributions			$0.65	$31,325,000	$—	$31,325,000
February 7, 2021	March 10, 2021	March 17, 2021	$0.19	$12,410,056	$—	$12,410,056
May 6, 2021	June 9, 2021	June 16, 2021	0.20	13,063,217	—	13,063,217
August 5, 2021	September 8, 2021	September 15, 2021	0.21	13,716,378	—	13,716,378
November 9, 2021	November 24, 2021	December 1, 2021	0.22	14,369,539	—	14,369,539
Total 2021 dividends and distributions			$0.82	$53,559,190	$—	$53,559,190
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
2. Agreements and Related Party Transactions
On August 2, 2018, the Company entered into the Original Advisory Agreement and the Administration Agreement with the Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In connection with the MVC Acquisition (as defined in “Note 10 – MVC Capital, Inc. Acquisition”), on December 23, 2020, the Company entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with the Adviser, following approval of the Amended and Restated Advisory Agreement by the Company’s stockholders at its December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
The Adviser has entered into a personnel-sharing arrangement with its affiliate, Baring International Investment Limited ("BIIL"). BIIL is a wholly-owned subsidiary of Baring Asset Management Limited, which in turn is an indirect, wholly-owned subsidiary of the Adviser. Pursuant to this arrangement, certain employees of BIIL may serve as "associated persons" of the Adviser and, in this capacity, subject to the oversight and supervision of the Adviser, may provide research and related services, and discretionary investment management and trading services (including acting as portfolio managers) to the Company on behalf of the Adviser. This arrangement is based on no-action letters of the staff of the Securities and Exchange Commission (the "SEC") that permit SEC-registered investment advisers to rely on and use the resources of advisory affiliates or "participating affiliates," subject to the supervision of that SEC-registered investment adviser. BIIL is a "participating affiliate" of the Adviser, and the BIIL employees are "associated persons" of the Adviser.
Under the Amended and Restated Advisory Agreement, the Company pays the Adviser (i) a base management fee (the "Base Management Fee") and (ii) an incentive fee (the "Incentive Fee") as compensation for the investment advisory and management services it provides the Company thereunder.
Pre-January 1, 2021 Base Management Fee
For the period from January 1, 2020 through December 31, 2020, the Base Management Fee was calculated based on the Company's gross assets, including the MVC Credit Support Agreement, assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.375%. The annual rate of the Base Management Fee was 1.125% for the period commencing on January 1, 2019 through December 31, 2019.
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
Post-December 31, 2020 Base Management Fee
Beginning January 1, 2021, the Base Management Fee is calculated based on the Company’s gross assets, including the MVC Credit Support Agreement, assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.25%. The Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee will be calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter will be appropriately pro-rated.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
For the year ended December 31, 2021, the Base Management Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was approximately $19.5 million. For the years ended December 31, 2020 and December 31, 2019, the Base Management Fee determined in accordance with the terms of the Original Advisory Agreement was approximately $14.3 million and $12.1 million, respectively. As of December 31, 2021, the Base Management Fee of $5.4 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2020, the Base Management Fee of $3.4 million for the three months ended December 31, 2020 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
For the year ended December 31, 2021, the Income-Based Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was $14.7 million. As of December 31, 2021, the Income-Based Fee of $4.1 million for the three months ended December 31, 2021 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet. The Company did not pay any Pre-2021 Income-Based Fee for the years ended December 31, 2020 and 2019.
The Company did not incur any capital gains fees for the years ended December 31, 2021, 2020 and 2019.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
For the years ended December 31, 2021 and 2020, the Company incurred and was invoiced by the Adviser for expenses of approximately $2.5 million and $1.6 million, respectively, under the terms of the Administration Agreement. For the year ended December 31, 2019, the Company incurred and was invoiced by the Adviser for expenses of approximately $2.3 million. As of December 31, 2021, the administrative expenses of $0.8 million incurred for the three months ended December 31, 2021 were unpaid and included in "Administrative fees payable" in the accompanying Consolidated Balance Sheets. As of December 31, 2020, the administrative expenses of $0.7 million incurred for the three months ended December 31, 2020 were unpaid and included in "Administrative fees payable" in the accompanying Consolidated Balance Sheets.
MVC Credit Support Agreement
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the MVC Merger (as defined in “Note 10 – MVC Capital, Inc. Acquisition”), the Company entered into a Credit Support Agreement (the “MVC Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. A summary of the material terms of the MVC Credit Support Agreement are as follows:
•The MVC Credit Support Agreement covers all of the investments in the Reference Portfolio.
•The Adviser has an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the Reference Portfolio over (2) the aggregate realized and unrealized gains on the Reference Portfolio, in each case from the date of the closing of the MVC Merger through the Designated Settlement Date (up to a $23.0 million cap) (such amount, the “Covered Losses”). For purposes of the MVC Credit Support Agreement, “Designated Settlement Date” means the earlier of (1) January 1, 2031 and (2) the date on which the entire Reference Portfolio has been realized or written off. No credit support is required to be made by the Adviser to the Company under the MVC Credit Support Agreement if the aggregate realized and unrealized gains on the Reference Portfolio exceed realized and unrealized losses of the Reference Portfolio on the Designated Settlement Date.
•The Adviser will settle any credit support obligation under the MVC Credit Support Agreement as follows. If the Covered Losses are greater than $0.00, then, in satisfaction of the Adviser’s obligation set forth in the MVC Credit Support Agreement, the Adviser will irrevocably waive during the Waiver Period (as defined below) (1) the incentive fees payable under the Amended and Restated Advisory Agreement (including any incentive fee calculated on an annual basis during the Waiver Period), and (2) in the event that Covered Losses exceed such incentive fee, the base management fees payable under the Amended and Restated Advisory Agreement. The “Waiver Period” means the four quarterly measurement periods immediately following the quarter in which the Designated Settlement Date occurs. If the Covered Losses exceed the aggregate amount of incentive fees and base management fees waived by the Adviser during the Waiver Period, then, on the date on which the last incentive fee or base management fee payment would otherwise be due during the Waiver Period, the Adviser shall make a cash payment to the Company equal to the

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
positive difference between the Covered Losses and the aggregate amount of incentive fees and base management fees previously waived by the Adviser during the Waiver Period.
•The MVC Credit Support Agreement and the rights of the Company thereunder shall automatically terminate if the Adviser (or an affiliate of the Adviser) ceases to serve as the investment adviser to the Company or any successor thereto, other than as a result of the voluntary termination by the Adviser of its investment advisory agreement with the Company. In the event of such a voluntary termination by the Adviser of the then-current investment advisory agreement with the Company, the Adviser will remain obligated to provide the credit support contemplated by the MVC Credit Support Agreement. In the event of a non-voluntary termination of the advisory agreement or its expiration (due to non-renewal by the Board), the Adviser will have no obligations under the MVC Credit Support Agreement.
The MVC Credit Support Agreement is intended to give stockholders of the combined company downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the MVC Merger. There is no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the MVC Credit Support Agreement. Any cash payment from the Adviser to the Company under the MVC Credit Support Agreement will be excluded from the combined company’s incentive fee calculations under the Amended and Restated Advisory Agreement.
When the Company and the Adviser entered into the MVC Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in "Additional paid-in capital" in the accompanying Consolidated Balance Sheets. In addition, the MVC Credit Support Agreement is accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and is included in "Credit support agreement" in the accompanying Consolidated Balance Sheets.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2021:
Senior debt and 1st lien notes	$1,217,899,217	68%	$1,221,597,953	68%	165%
Subordinated debt and 2nd lien notes	253,550,848	14	240,036,808	13	32
Structured products	37,054,829	2	40,270,659	2	6
Equity shares	145,790,765	8	154,476,657	9	21
Equity warrants	1,111,602	—	1,107,543	—	—
Investments in joint ventures / PE fund	132,416,803	8	143,104,332	8	19
	$1,787,824,064	100%	$1,800,593,952	100%	243%
December 31, 2020:
Senior debt and 1st lien notes	$1,167,436,742	79%	$1,171,250,512	79%	163%
Subordinated debt and 2nd lien notes	137,776,808	9	138,767,120	9	19
Structured products	30,071,808	2	32,508,845	2	5
Equity shares	44,693,645	3	44,651,114	3	6
Equity warrants	1,235,383	—	1,300,197	—	—
Investment in joint venture	39,282,532	3	41,759,922	3	6
Short-term investments	65,558,227	4	65,558,227	4	9
	$1,486,055,145	100%	$1,495,795,937	100%	208%
During the year ended December 31, 2021, the Company made 112 new investments totaling $1,069.4 million, made investments in existing portfolio companies totaling $234.0 million, made a new joint venture equity investment totaling $13.7 million, made an additional investments existing joint venture equity portfolio companies totaling $79.4 million and made an $89.8 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at December 31, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	December 31, 2021	Percent of Portfolio	December 31, 2020	Percent of Portfolio
Aerospace and Defense	$91,128,494	5.1%	$82,501,170	5.8%
Automotive	55,875,164	3.1	61,581,980	4.3
Banking, Finance, Insurance and Real Estate	208,397,175	11.6	99,099,552	6.9
Beverage, Food and Tobacco	38,984,756	2.2	15,404,126	1.1
Capital Equipment	42,916,165	2.4	30,899,579	2.2
Chemicals, Plastics, and Rubber	32,234,304	1.8	32,378,972	2.3
Construction and Building	62,083,040	3.4	59,861,616	4.2
Consumer goods: Durable	47,315,953	2.6	38,165,784	2.7
Consumer goods: Non-durable	28,305,788	1.6	28,081,580	2.0
Containers, Packaging and Glass	10,218,137	0.6	9,018,983	0.6
Energy: Electricity	12,190,087	0.7	17,627,935	1.2
Energy: Oil and Gas	5,774,031	0.3	788,105	0.1
Environmental Industries	8,080,699	0.4	—	—
Healthcare and Pharmaceuticals	134,285,598	7.5	142,708,050	10.0
High Tech Industries	139,590,064	7.7	152,413,985	10.6
Hotel, Gaming and Leisure	27,552,728	1.5	10,682,093	0.7
Investment Funds and Vehicles	143,104,333	7.9	41,759,922	2.9
Media: Advertising, Printing and Publishing	46,414,314	2.6	54,123,033	3.8
Media: Broadcasting and Subscription	7,440,621	0.4	6,464,741	0.4
Media: Diversified and Production	52,886,896	2.9	48,200,216	3.4
Metals and Mining	10,684,298	0.6	17,857,236	1.2
Retail	—	—	1,983,083	0.1
Services: Business	342,757,761	19.0	209,974,914	14.7
Services: Consumer	65,801,151	3.7	54,450,324	3.8
Structured Products	24,661,909	1.4	32,508,845	2.3
Telecommunications	45,181,572	2.5	43,021,001	3.0
Transportation: Cargo	86,964,435	4.8	91,132,943	6.4
Transportation: Consumer	12,231,077	0.7	—	—
Utilities: Electric	12,856,773	0.7	8,987,929	0.6
Utilities: Oil and Gas	4,676,629	0.3	11,645,956	0.8
Wholesale	—	—	26,914,057	1.9
Total	$1,800,593,952	100.0%	$1,430,237,710	100.0%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of December 31, 2021 and 2020, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$84,275,024	$1,137,322,929	$1,221,597,953
Subordinated debt and 2nd lien notes	—	9,467,935	230,568,873	240,036,808
Structured products	—	40,270,659	—	40,270,659
Equity shares	111,357	3,083,577	151,281,723	154,476,657
Equity warrants	—	243,594	863,949	1,107,543
Short-term investments	—	—	—	—
Investments subject to leveling	$111,357	$137,340,789	$1,520,037,474	$1,657,489,620
Investments in joint ventures / PE fund(1)				143,104,332
				$1,800,593,952

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$115,533,401	$1,055,717,111	$1,171,250,512
Subordinated debt and 2nd lien notes	—	7,947,184	130,819,936	138,767,120
Structured products	—	32,508,845	—	32,508,845
Equity shares	—	424,090	44,227,024	44,651,114
Equity warrants	—	166,416	1,133,781	1,300,197
Short-term investments	65,558,227	—	—	65,558,227
Investments subject to leveling	$65,558,227	$156,579,936	$1,231,897,852	$1,454,036,015
Investments in joint ventures / PE fund(1)				41,759,922
				$1,495,795,937
(1)The Company's investments in Jocassee, Thompson Rivers, Waccamaw River and the MVC Private Equity Fund LP are measured at fair value using net asset value and have not been categorized in the fair value hierarchy. The fair value amount presented in this table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

Year Ended December 31, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,055,717,111	$130,819,936	$44,227,024	$1,133,781	$1,231,897,852
New investments	1,096,052,639	151,300,891	103,526,450	163,000.00	1,351,042,980
Transfers into (out of) Level 3, net	(2,629,679)	2,233,600	3,223,510.00	—	2,827,431
Proceeds from sales of investments	(736,674,890)	(13,683,500)	(7,964,049)	(450,000)	(758,772,439)
Loan origination fees received	(26,844,600)	(3,659,741)	—	—	(30,504,341)
Principal repayments received	(255,215,358)	(32,131,013)	—	—	(287,346,371)
Payment-in-kind interest	865,462	8,503,991	—	—	9,369,453
Accretion of loan premium/discount	15,607	222,447	—	—	238,054
Accretion of deferred loan origination revenue	8,584,545	602,604	—	—	9,187,149
Realized gain (loss)	(575,227)	(36,487)	949,693	163,219	501,198
Unrealized appreciation (depreciation)	(1,972,681)	(13,603,855)	7,319,095	(146,051)	(8,403,492)
Fair value, end of period	$1,137,322,929	$230,568,873	$151,281,723	$863,949	$1,520,037,474

Year Ended December 31, 2020:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$555,500,307	$12,011,965	$760,716	$—	$568,272,988
New investments	735,177,116	4,027,048	862,277	—	740,066,441
Investments acquired in MVC merger	9,720,000	122,082,933	42,980,466	1,133,781	175,917,180
Transfers into (out of) Level 3, net	19,074,284	(2,677,220)	—	—	16,397,064
Proceeds from sales of investments	(209,685,651)	(444,978)	(78,992)	—	(210,209,621)
Loan origination fees received	(17,726,770)	(19,808)	—	—	(17,746,578)
Principal repayments received	(37,416,476)	(5,104,857)	—	—	(42,521,333)
Payment-in-kind interest	249,907	41,753	—	—	291,660
Accretion of loan premium/discount	17,936	1,045	—	—	18,981
Accretion of deferred loan origination revenue	2,631,269	44,571	—	—	2,675,840
Realized gain (loss)	1,544,794	(35,357)	(10,019)	—	1,499,418
Unrealized appreciation (depreciation)	(3,369,605)	892,841	(287,424)	—	(2,764,188)
Fair value, end of period	$1,055,717,111	$130,819,936	$44,227,024	$1,133,781	$1,231,897,852

All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Pre-tax net unrealized depreciation on Level 3 investments of $3.8 million during the year ended December 31, 2021 was related to portfolio company investments that were still held by the Company as of December 31, 2021. Pre-tax net unrealized depreciation on Level 3 investments of $4.9 million during the year ended December 31, 2020 was related to portfolio company investments that were still held by the Company as of December 31, 2020.
Exclusive of short-term investments, during the year ended December 31, 2021, the Company made investments of approximately $1,410.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2021, the Company made investments of $70.0 million in companies to which it was previously committed to provide such financing.
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
The total value of Jocassee’s investment portfolio was $1,258.2 million as of December 31, 2021, as compared to $869.6 million as of December 31, 2020. As of December 31, 2021, Jocassee’s investments had an aggregate cost of $1,242.2 million, as compared to $839.5 million as of December 31, 2020. As of December 31, 2021 and December 31, 2020, the Jocassee investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Senior debt and 1st lien notes	$1,084,501,574	87%	$1,085,171,923	86%
Subordinated debt and 2nd lien notes	23,607,437	2%	24,010,554	2%
Structured products	4,568,790	—%	5,409,080	1%
Equity shares	5,447,983	1%	3,887,352	—%
Equity warrants	31,451	—%	75,406	—%
Investment in joint ventures	111,489,807	9%	127,092,288	10%
Short-term investments	12,571,932	1%	12,571,932	1%
	$1,242,218,974	100%	$1,258,218,535	100%
December 31, 2020:
Senior debt and 1st lien notes	$686,341,760	81%	$714,747,405	82%
Subordinated debt and 2nd lien notes	10,079,164	1	10,170,127	1
Structured products	22,981,004	3	25,626,147	3
Equity shares	6,964,845	1	5,829,554	1
Equity warrants	31,451	—	51,515	—
Investment in joint ventures	90,000,000	11	90,106,560	10
Short-term investments	23,093,064	3	23,093,055	3
	$839,491,288	100%	$869,624,363	100%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2021 and December 31, 2020, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments was approximately 5.3% and 4.4%, respectively. The weighted average yield on the principal amount of all of Jocassee’s outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 4.8% and 3.8% as of December 31, 2021 and December 31, 2020, respectively.
The industry composition of Jocassee’s investments at fair value at December 31, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	December 31, 2021		December 31, 2020
Aerospace and Defense	$71,856,682	5.8%	$21,044,217	2.5%
Automotive	18,625,991	1.5	15,520,985	1.8
Banking, Finance, Insurance and Real Estate	109,961,068	8.8	80,759,836	9.6
Beverage, Food and Tobacco	30,351,648	2.5	24,931,070	2.9
Capital Equipment	17,006,354	1.4	19,953,788	2.4
Chemicals, Plastics, and Rubber	24,665,132	2.0	26,419,508	3.1
Construction and Building	14,505,666	1.2	14,979,023	1.8
Consumer goods: Durable	10,293,735	0.8	14,256,411	1.7
Consumer goods: Non-durable	23,886,104	1.9	4,749,797	0.6
Containers, Packaging and Glass	25,276,979	2.0	16,742,506	2.0
Energy: Electricity	10,570,961	0.8	5,897,687	0.7
Energy: Oil and Gas	5,091,154	0.4	4,602,739	0.5
Environmental Industries	7,562,679	0.6	2,697,765	0.3
Forest Products & Paper	474,674	—	—	—
Healthcare and Pharmaceuticals	128,494,962	10.3	84,624,495	10.0
High Tech Industries	171,959,733	13.8	75,759,051	8.9
Hotel, Gaming and Leisure	35,382,908	2.8	49,013,967	5.8
Investment Funds and Vehicles	127,092,288	10.2	90,106,560	10.6
Media: Advertising, Printing and Publishing	18,422,570	1.5	9,761,091	1.2
Media: Broadcasting and Subscription	37,839,637	3.0	40,885,203	4.8
Media: Diversified and Production	21,059,457	1.7	12,950,796	1.5
Metals and Mining	5,791,736	0.5	1,645,763	0.2
Retail	14,420,299	1.2	15,962,027	1.9
Services: Business	151,722,574	12.2	87,474,340	10.3
Services: Consumer	55,156,390	4.4	40,177,219	4.7
Structured Product	5,409,080	0.4	17,515,085	2.1
Telecommunications	36,036,221	2.9	48,768,364	5.8
Transportation: Cargo	49,102,935	3.9	4,927,508	0.6
Transportation: Consumer	6,546,191	0.5	7,730,907	0.9
Utilities: Electric	3,265,429	0.3	5,720,376	0.7
Utilities: Oil and Gas	6,870,267	0.6	—	—
Wholesale	945,099	0.1	953,224	0.1
Total	$1,245,646,603	100.0%	$846,531,308	100.0%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at December 31, 2021 and December 31, 2020, excluding short-term investments, was as follows:

	December 31, 2021		December 31, 2020
Australia	$16,509,299	1.3%	$—	—%
Austria	1,115,024	0.1	1,181,240	0.1
Belgium	14,813,432	1.2	3,940,942	0.5
Canada	8,506,813	0.7	5,691,085	0.7
Denmark	6,959,844	0.6	4,839,238	0.6
Finland	47,992,207	3.9	2,328,122	0.3
France	3,391,221	0.3	77,599,427	9.1
Germany	6,356,605	0.5	41,184,179	4.9
Hong Kong	2,272,125	0.2	—	—
Ireland	123,816,362	9.9	2,440,052	0.3
Italy	113,895,808	9.1	607,762	0.1
Luxembourg	4,766,248	0.4	2,512,059	0.3
Netherlands	3,743,457	0.3	26,905,224	3.2
Panama	—	—	965,149	0.1
Spain	1,224,851	0.1	11,163,151	1.3
Sweden	32,149,538	2.6	13,169,200	1.6
Switzerland	965,247	0.1	13,208,446	1.6
United Kingdom	5,305,027	0.4	76,748,680	9.0
USA	851,863,495	68.4	562,047,352	66.3
Total	$1,245,646,603	100.0%	$846,531,308	100.0%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $176.3 million and $204.9 million outstanding as of December 31, 2021 and December 31, 2020, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $342.8 million and $113.1 million outstanding as of December 31, 2021 and December 31, 2020, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.1 million and $302.3 million outstanding as of December 31, 2021 and December 31, 2020, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of December 31, 2021, and December 31, 2020, the Company had sold $698.5 million and $162.2 million, respectively, of its investments to Jocassee. For both the years ended December 31, 2021 and December 31, 2020, the Company realized a loss on the sales of its investments to Jocassee of $1.4 million. As of December 31, 2021 and December 31, 2020, the Company had $216.9 million and $44.2 million, respectively, in unsettled receivables due from Jocassee that were included in "Receivable from unsettled transactions" in the accompanying Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
As of December 31, 2021 and December 31, 2020, Jocassee had the following contributed capital and unfunded commitments from its members:

	As of December 31, 2021	As of December 31, 2020
Total contributed capital by Barings BDC, Inc.	$30,000,000	$20,000,000
Total contributed capital by all members	$330,000,000	$220,000,000

Total unfunded commitments by Barings BDC, Inc.	$20,000,000	$30,000,000
Total unfunded commitments by all members	$220,000,000	$330,000,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2021. As of December 31, 2021, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the year ended December 31, 2021, Thompson Rivers declared $37.5 million in dividends, of which $4.8 million was recognized as dividend income in the Company’s Consolidated Statement of Operations.
As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of December 31, 2020, Thompson Rivers had $715.2 million in Ginnie Mae early buyout loans. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.01%. As of December 31, 2020, Thompson Rivers had 3,023 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.65%.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2021 and December 31, 2020, the Thompson Rivers investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,868,603	93%	$2,839,495,339	93%
Veterans Affairs (“VA”) loans	224,659,875	7%	223,540,415	7%
	$3,024,528,478	100%	$3,063,035,754	100%
December 31, 2020:
Federal Housing Administration (“FHA”) loans	$712,854,085	100%	$712,854,085	100%
	$712,854,085	100%	$712,854,085	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $694.8 million and $670.1 million outstanding as of December 31, 2021 and December 31, 2020, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $1,245.2 million outstanding as of December 31, 2021. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $933.1 million outstanding as of December 31, 2021.
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
As of December 31, 2021 and December 31, 2020, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

	As of December 31, 2021		As of December 31, 2020
Total contributed capital by Barings BDC, Inc.	$79,414,272	(1)	$10,000,000
Total contributed capital by all members	$482,120,173	(2)	$100,000,000	(3)

Total unfunded commitments by Barings BDC, Inc.	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $162.3 million of total contributed capital by related parties.
(3)Includes $90.0 million of total contributed capital by related parties.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $19.0 million (including approximately $5.3 million of recallable return of capital) has been funded as of December 31, 2021. As of December 31, 2021, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $82.6 million (including $14.0 million of recallable return of capital) has been funded.
For the year ended December 31, 2021, Waccamaw River declared $1.4 million in dividends, of which $0.3 million was recognized as dividend income in the Company’s Consolidated Statement of Operations. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
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
As of December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

	As of December 31, 2021
Total contributed capital by Barings BDC, Inc.	$19,000,000
Total contributed capital by all members	$82,620,000	(1)

Total return of capital (recallable) by Barings BDC, Inc.	$(5,280,000)
Total return of capital (recallable) by all members	$(14,020,000)	(2)

Total unfunded commitments by Barings BDC, Inc.	$11,280,000
Total unfunded commitments by all members	$56,400,000	(3)
(1)Includes $48.2 million of total contributed capital by related parties.
(2)Includes ($7.0) million of total return of capital (recallable) by related parties.
(3)Includes $33.8 million of unfunded commitments by related parties.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. As of December 31, 2021, $1.8 million of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company. Thus, the Company is not required to consolidate Eclipse. Instead the Company accounts for its investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2021 and 2020:

Issuance Date	Maturity Date	Interest Rate as of December 31, 2021	December 31, 2021	December 31, 2020
Credit Facilities:
February 21, 2019	February 21, 2024	2.100%	$655,189,256	$719,660,707
Total Credit Facilities			$655,189,256	$719,660,707
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000,000	$25,000,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000,000	25,000,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500,000	62,500,000
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500,000	112,500,000
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000,000	—
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000,000	—
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000,000	—
Less: Deferred financing fees			(7,443,704)	(664,334)
Total Notes			$717,556,296	$224,335,666
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. In connection with the February 2019 Credit Facility, the Company also entered into new collateral documents. As of December 31, 2021, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of December 31, 2021, the Company had U.S. dollar borrowings of $377.0 million outstanding under the February 2019 Credit Facility with an interest rate of 2.125% (one month LIBOR of 0.125%), borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £68.3 million ($92.5 million U.S. dollars) with an average interest rate of 2.125% (one month GBP LIBOR of 0.125%), borrowings denominated in Australian dollars of A$36.6 million ($26.6 million U.S. dollars) with an interest rate of 2.250% (one month AUD Screen Rate of 0.250%) and borrowings denominated in Euros of €138.6 million ($157.6 million U.S. dollars) with

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
an interest rate of 2.00% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Consolidated Statements of Operations.
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
As of December 31, 2021 and 2020, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $655.2 million and $719.7 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of December 31, 2021, the Company was in compliance with all covenants under the August 2020 NPA.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of both December 31, 2021 and 2020, the fair value of the outstanding August 2025 Notes was $52.2 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2021, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of both December 31, 2021 and 2020, the fair value of the outstanding Series B Notes and the Series C Notes was $64.1 million and $115.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February Notes
On February 25, 2021, the Company entered into a Note Purchase Agreement (the “February 2021 NPA”) governing the issuance of (1) $80.0 million in aggregate principal amount of Series D senior unsecured notes due February 26, 2026 (the “Series D Notes”) with a fixed interest rate of 3.41% per year and (2) $70.0 million in

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of December 31, 2021, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of December 31, 2021, the fair value of the outstanding Series D Notes and the Series E Notes was $79.2 million and $68.7 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
November 2026 Notes
On November 23, 2021, the Company and U.S. Bank National Association (the “Trustee”) entered into an Indenture (the “Base Indenture”) and a Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). The First Supplemental Indenture relates to the Company’s issuance of $350.0 million aggregate principal amount of its 3.300% notes due 2026 (the “November 2026 Notes”).

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The November 2026 Notes will mature on November 23, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The November 2026 Notes bear interest at a rate of 3.300% per year payable semi-annually on May 23 and November 23 of each year, commencing on May 23, 2022. The November 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the November 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding November 2026 Notes at a price equal to 100% of the principal amount of such November 2026 Notes plus accrued and unpaid interest to the repurchase date.
As of December 31, 2021, the fair value of the outstanding November 2026 Notes was $346.8 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2021 and 2020, we recorded a net expense of $7,495 and $0.1 million,respectively, for U.S. federal excise tax.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
During the years ended December 31, 2021, 2020 and 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold, merger adjustments and non-deductible excise taxes paid during the year as follows:

	December 31,
	2021	2020	2019
Additional paid-in capital	$1,628,875	$3,878,798	$(7,773,706)
Total distributable earnings (loss)	$(1,628,875)	$(3,878,798)	$7,773,706
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2018-2020), and has concluded that the provision for uncertain tax positions in the Company's financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Ordinary income	$51,910,038	$31,325,222	$26,927,706
Tax return of capital	1,649,152	—	—
Distributions on a tax basis	$53,559,190	$31,325,222	$26,927,706
At December 31, 2021, 2020 and 2019, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
	2021	2020	2019
Undistributed net investment income	$—	$1,712,779	$2,537,913
Accumulated capital losses	(304,240,560)	(312,322,988)	(267,368,444)
Other permanent differences relating to the Company's formation	1,975,543	1,975,543	1,975,543
Other temporary differences	67,837	(4)	(4)
Unrealized depreciation	16,375,859	(1,333,169)	(20,085,620)
Components of distributable earnings at year end	$(285,821,321)	$(309,967,839)	$(282,940,612)
Tax information for the fiscal year ended December 31, 2021 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2021, the Company estimates that it will have a capital loss carryforward of approximately $304.2 million ($5.7 million of short-term capital losses and $298.5 million of long-term capital losses), none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. As of December 31, 2020, the Company estimates that it will have a capital loss carryforward of approximately $312.3 million ($6.4 million of short-term capital losses and $305.9 million of long-term capital losses), none of which will expire. In addition, MVC had a capital loss carryforward of $3.8 million as of the merger date.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
For federal income tax purposes, the cost of investments owned as of December 31, 2021 and December 31, 2020 was approximately $1,792.1 million and $1,486.0 million, respectively. As of December 31, 2021, net unrealized depreciation on the Company's investments (tax basis) was approximately $16.4 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $45.6 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $29.2 million. As of December 31, 2020, net unrealized depreciation on the Company's investments (tax basis) was approximately $1.3 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $23.4 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $24.7 million.
In addition, the Company has wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), which hold certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes, if any, in the Company's Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in "Accounts payable and accrued liabilities" in the Company's Consolidated Balance Sheets.
As of December 31, 2021, the Company had a deferred tax asset of $8.3 million pertaining to operating losses, related to its investments and a deferred tax asset of $0.3 million pertaining to tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $8.6 million. As of December 31, 2020, the Company had a deferred tax asset of $8.6 million pertaining to operating losses, related to its investments. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $8.6 million.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
6. Derivative Instruments
MVC Credit Support Agreement
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the MVC Merger, the Company and the Adviser entered into the MVC Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. See “Note 2 - Agreements and Related Party Transactions” for additional information regarding the MVC Credit Support Agreement. Net unrealized appreciation or depreciation on the MVC Credit Support Agreement is included in "Net unrealized appreciation (depreciation) - credit support agreement" in the accompanying Consolidated Statements of Operations.
The following tables present the fair value and aggregate unrealized depreciation of the MVC Credit Support Agreement as of December 31, 2021 and 2020:

As of December 31, 2021: Description	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$15,400,000	$1,800,000

Total MVC Credit Support Agreement					$1,800,000

As of December 31, 2020: Description	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$13,600,000	$—

Total MVC Credit Support Agreement					$—
As of December 31, 2021 and 2020, the fair value of the MVC Credit Support Agreement was $15.4 million and $13.6 million, respectively, and is included in "Credit support agreement" in the accompanying Consolidated Balance Sheets. The fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the enterprise value, the continuously annual risk-free interest rate, a measure of expected asset volatility, and the expected time until an exit event for each portfolio company in the Referenced Portfolio, which are all Level 3 inputs.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables present the Company's foreign currency forward contracts as of December 31, 2021 and 2020:

As of December 31, 2021: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$31,601,341	$22,849,503	01/06/22	$126,319	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	A$2,098,659	$1,507,742	01/06/22	18,092	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	$20,727,370	A$28,700,000	01/06/22	(139,026)	Derivative liability
Foreign currency forward contract (AUD)	$3,579,961	A$5,000,000	04/08/22	(55,300)	Derivative liability
Foreign currency forward contract (AUD)	$18,247,151	A$25,385,697	04/08/22	(214,805)	Derivative liability

Foreign currency forward contract (CAD)	C$3,229,673	$2,527,527	01/06/22	29,309	Prepaid expenses and other assets
Foreign currency forward contract (CAD)	C$3,000,000	$2,425,209	01/06/22	(50,198)	Derivative liability
Foreign currency forward contract (CAD)	$4,881,155	C$6,229,673	01/06/22	(50,693)	Derivative liability
Foreign currency forward contract (CAD)	$2,506,088	C$3,203,161	04/08/22	(28,983)	Derivative liability

Foreign currency forward contract (DKK)	2,142,838kr.	$326,309	01/06/22	1,343	Prepaid expenses and other assets
Foreign currency forward contract (DKK)	$335,107	2,142,838kr.	01/06/22	7,455	Prepaid expenses and other assets
Foreign currency forward contract (DKK)	$322,726	2,115,990kr.	04/08/22	(1,490)	Derivative liability

Foreign currency forward contract (EUR)	€52,582,593	$59,524,358	01/06/22	274,882	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	€5,019,529	$5,701,273.9	04/08/22	18,430	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$24,721,638	€21,500,000	01/06/22	270,891	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$14,562,667	€12,900,000	01/06/22	(107,781)	Derivative liability
Foreign currency forward contract (EUR)	$20,655,383	€18,182,593	01/06/22	(22,663)	Derivative liability
Foreign currency forward contract (EUR)	$60,413,175	€53,264,857	04/08/22	(281,606)	Derivative liability
Foreign currency forward contract (EUR)	$1,129,597	€1,000,000	04/08/22	(9,893)	Derivative liability
Foreign currency forward contract (EUR)	$8,513,639	€7,500,000	04/08/22	(32,537)	Derivative liability

Foreign currency forward contract (GBP)	£9,900,000	$13,219,519	01/06/22	189,513	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$13,348,815	£9,900,000	01/06/22	(60,217)	Derivative liability
Foreign currency forward contract (GBP)	$6,121,622	£4,598,707	04/08/22	(104,366)	Derivative liability

Foreign currency forward contract (SEK)	1,791,942kr	$198,154	01/07/22	(230)	Derivative liability
Foreign currency forward contract (SEK)	$203,853	1,791,942kr	01/07/22	5,928	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$207,483	1,874,724kr	04/08/22	244	Prepaid expenses and other assets
Total				$(217,382)

As of December 31, 2020: Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$8,471,304	A$11,378,670	01/05/21	$(309,049)	Derivative liability
Foreign currency forward contract (AUD)	A$11,378,670	$8,610,504	01/05/21	169,849	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	$148,019	A$193,882	04/06/21	(1,698)	Derivative liability

Foreign currency forward contract (EUR)	$13,472,749	€11,406,604	01/05/21	(483,801)	Derivative liability
Foreign currency forward contract (EUR)	€11,406,604	$13,518,023	01/05/21	438,526	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$561,754	€456,604	04/06/21	1,944	Derivative liability

Foreign currency forward contract (GBP)	$13,554,607	£10,215,299	01/05/21	(409,190)	Derivative liability
Foreign currency forward contract (GBP)	£10,215,299	$13,717,678	01/05/21	246,118	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$13,109,849	£9,672,758	04/06/21	(119,769)	Derivative liability

Foreign currency forward contract (SEK)	$141,603	1,259,406kr	01/05/21	(11,748)	Derivative liability
Foreign currency forward contract (SEK)	1,259,406kr	$152,396	01/05/21	955	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$164,325	1,356,628kr	04/06/21	(1,028)	Derivative liability
Total				$(478,891)

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2021 and 2020, the total fair value of the Company's foreign currency forward contracts was $(0.2) million and $(0.5) million, respectively. The fair values of the Company's foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. Transactions with Controlled Companies
During the year ended December 31, 2021 and 2020, the Company received management and other fees from the MVC PE Fund of $0.6 million and $5,292, respectively. These fees were recognized as fee income in the Company's Consolidated Statements of Operations.
8. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2021 and 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2021 and 2020 were as follows:

Portfolio Company	Investment Type	December 31, 2021	December 31, 2020
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$1,178,571	$—
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	110,119	—
ADE Holding(1)(3)	Committed Capex Line	—	91,814
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	10,801	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	1,448,107	—
Amtech Software(1)(2)	Delayed Draw Term Loan	2,727,273	—
Amtech Software(1)(2)	Revolver	681,818	—
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	6,207,333	—
Anju Software, Inc.(1)	Delayed Draw Term Loan	—	1,981,371
Aquavista Watersides 2 LTD(1)(4)	Bridge Revolver	503,472	—
Aquavista Watersides 2 LTD(1)(4)	Acquisition Facility	3,146,698	—
Arch Global Precision, LLC(1)	Delayed Draw Term Loan	—	4,193,475
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	2,571,405	—
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	3,497,352	—
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	961,538	—
Azalea Buyer, Inc.(1)(2)	Revolver	480,769	—
Bariacum S.A(1)(3)	Acquisition Facility	2,160,679	—
Beacon Pointe Advisors, LLC(1)	Delayed Draw Term Loan	—	363,636
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573,333	—
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	378,348	—
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,840,367	—
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	431,799	—
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	143,933	—
BrightSign LLC(1)	Revolver	1,328,991	—
British Engineering Services Holdco Limited(1)(4)	Acquisition Facility	—	7,006,008
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	612,525	618,177
CAi Software, LLC(1)(2)	Revolver	942,986	—
Canadian Orthodontic Partners Corp.(1)(2)(6)	Acquisition Facility	166,685	—

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	December 31, 2021	December 31, 2020
Centralis Finco S.a.r.l.(1)(3)	Acquisition Facility	$460,949	$495,950
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	2,148,974	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	392,619	1,672,446
CM Acquisitions Holdings Inc.(1)	Delayed Draw Term Loan	—	1,551,602
Coastal Marina Holdings, LLC(1)	PIK Tranche B Term Loan	1,311,220	—
Coastal Marina Holdings, LLC(1)	Tranche A Term Loan	3,575,892	—
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	6,018,078	—
Contabo Finco S.À R.L(1)(3)	Delayed Draw Term Loan	—	228,211
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	893,523	—
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	5,420,303	—
CSL Dualcom(1)(4)	Acquisition Term Loan	997,972	1,007,182
Dart Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,430,569	2,430,569
DecksDirect, LLC(1)(2)	Revolver	218,182	—
DreamStart Bidco SAS(1)(3)	Acquisition Facility	616,916	995,640
Dune Group(1)(3)	Delayed Draw Term Loan	664,587	—
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	691,712	—
Eclipse Business Capital, LLC(1)	Revolver	11,818,182	—
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	12,457,627	—
EMI Porta Holdco LLC(1)(2)	Revolver	2,966,102	—
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	583,051	—
eShipping, LLC(1)(2)	Delayed Draw Term Loan	2,548,131	—
eShipping, LLC(1)(2)	Revolver	1,231,597	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Delayed Draw Term Loan	405,130	323,840
FitzMark Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	1,470,588
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	—	4,984,771
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180,000	—
FragilePak LLC(1)	Delayed Draw Term Loan	2,354,167	—
Heartland, LLC(1)(2)	Delayed Draw Term Loan	—	5,347,666
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	657,143	—
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,631,772	—
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Accordion Facility	—	10,225,081
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	1,563,022	—
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	1,217,221	5,914,219
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,824,551	—
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,535,457	2,727,980
Jocassee Partners LLC	Joint Venture	20,000,000	30,000,000
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103,058	—
ITI Intermodal, Inc.(1)(2)	Revolver	124,006	—
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,960,784	—
Jaguar Merger Sub Inc.(1)(2)	Revolver	490,196	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	153,064	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	4,543,950	4,543,950
Kene Acquisition, Inc.(1)(2)	Delayed Draw Term Loan	—	322,928
LAF International(1)(2)(3)	Acquisition Facility	341,160	—

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	December 31, 2021	December 31, 2020
Lambir Bidco Limited(1)(3)	Bridge Revolver	$940,651	$—
Lambir Bidco Limited(1)(3)	Delayed Draw Term Loan	1,881,303	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	81,977	—
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	405,082	—
Marmoutier Holding B.V.(1)(3)	Revolver	162,033	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	817,250	—
Modern Star Holdings Bidco Pty Limited(1)(5)	Capex Term Loan	1,038,302	2,315,967
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	2,617,027	3,301,472
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,310,680	—
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	1,260,800	—
Nexus Underwriting Management Limited(1)(4)	Revolver	103,483	—
Nexus Underwriting Management Limited(1)(4)	Acquisition Facility	540,919	—
OA Buyer, Inc.(1)(2)	Revolver	1,331,244	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	686,294	—
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	816,892	—
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	4,356,757	—
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	—	2,604,080
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	186,567	—
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	1,282,566	1,535,025
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	289,389	—
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	10,947,692	—
Polara Enterprises, L.L.C.(1)(2)	Revolver	545,234	—
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	6,944,079	—
Premier Technical Services Group(1)(4)	Acquisition Facility	—	1,197,505
Premium Invest(1)(2)(3)	Acquisition Facility	1,933,240	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	844,265	—
PSC UK Pty Ltd.(1)(4)	GBP Acquisition Facility	—	535,157
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Term Loan	373,449	—
Questel Unite(1)(3)	Cap Acquisition Facility	—	10,300,913
Radwell International, LLC(1)	Delayed Draw Term Loan	—	3,235,947
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	1,454,545	1,454,546
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	1,061,336	—
Riedel Beheer B.V.(1)(3)	Revolver	229,711	—
Riedel Beheer B.V.(1)(3)	Delayed Draw Term Loan	153,141	—
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	—	6,467,345
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416,188	—
Scaled Agile, Inc.(1)(2)	Revolver	335,821	—
Security Holdings B.V.(1)(3)	Delayed Draw Term Loan	2,274,399	—
Security Holdings B.V.(1)(3)	Revolver	1,137,200	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	2,352,941	—
Smartling, Inc.(1)(2)	Revolver	1,176,471	—
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	654,691	2,148,691
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	2,372,538	3,489,026
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	5,251,478	13,389,546

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	December 31, 2021	December 31, 2020
Superjet Buyer, LLC(1)	Revolver	$1,825,293	$—
Syntax Systems Ltd(1)(2)	Revolver	568,965	—
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933,077	—
Techone B.V.(1)(3)	Delayed Draw Term Loan	1,620,901	—
Techone B.V.(1)(3)	Revolver	432,240	—
Tencarva Machinery Company, LLC(1)(2)	Delayed Draw Term Loan	885,903	—
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,128,585	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Delayed Draw Term Loan	2,811,186	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Revolver	826,620	—
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	2,773,208	5,545,939
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	1,857,017	6,035,305
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	4,539,745	—
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,070,000	—
USLS Acquisition, Inc.(1)	Delayed Draw Term Loan	—	450,466
Utac Ceram(1)(2)(3)	Delayed Draw Term Loan	—	743,327
Waccamaw River(2)	Joint Venture	11,280,000	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	3,831,517
Woodland Foods, Inc.(1)(2)	Revolver	2,069,868	5,989,298
Total unused commitments to extend financing		$234,657,529	$159,236,659
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of December 31, 2021 and 2020, we had guaranteed €9.9 million ($11.3 million U.S. dollars and $12.1 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh ("MVC Auto"). The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company's Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In addition, as of December 31, 2020, we agreed to cash collateralize a $3.5 million letter of credit for Security Holdings B.V. The $3.5 million cash collateralization is reflected as "Restricted cash" on the accompanying Consolidated Balance Sheets as of December 31, 2020. The letter of credit expired on April 30, 2021, and as of December 31, 2021, none of the Company’s cash was restricted.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
COVID-19 Developments
During the year ended December 31, 2021, the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S and global economies. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
9. Financial Highlights

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per share data:
Net asset value at beginning of period	$10.99	$11.66	$10.98	$13.43	$15.13
Net investment income(1)	0.90	0.64	0.61	—	1.55
Net realized loss on investments / foreign currency(1)	(0.05)	(0.79)	(0.08)	(3.17)	(1.11)
Net unrealized appreciation (depreciation) on investments / foreign currency(1)	0.34	0.38	0.64	1.08	(1.04)
Total increase (decrease) from investment operations(1)	1.19	0.23	1.17	(2.09)	(0.60)
Dividends paid to stockholders from net investment income	(0.79)	(0.65)	(0.54)	(0.41)	(1.65)
Tax return of capital to stockholders	(0.03)	—	—	(0.02)	—
Total dividends and distributions paid	(0.82)	(0.65)	(0.54)	(0.43)	(1.65)
Common stock offerings	—	(0.63)	—	—	0.61
Deemed contribution - CSA	—	0.28	—	—	—
Deemed contribution - Barings LLC	—	0.07	—	—	—
Purchase of shares in tender offer	—	—	—	0.13	—
Purchases of shares in share repurchase plan	—	0.05	0.07	—	—
Stock-based compensation(1)	—	—	—	0.17	(0.01)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	—	—	0.01
Loss on extinguishment of debt(1)	—	(0.06)	(0.01)	(0.21)	—
Benefit from (provision for) taxes(1)	—	—	(0.01)	0.02	(0.02)
Other	—	0.04	—	(0.04)	(0.04)
Net asset value at end of period	$11.36	$10.99	$11.66	$10.98	$13.43
Market value at end of period(2)	$11.02	$9.20	$10.28	$9.01	$9.49
Shares outstanding at end of period	65,316,085	65,316,085	48,950,803	51,284,064	47,740,832
Net assets at end of period	$741,930,763	$717,804,524	$570,874,709	$562,967,287	$641,275,374
Average net assets	$739,250,121	$517,740,268	$579,198,975	$628,154,942	$667,188,287
Ratio of total expenses, prior to waiver of base management fee, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (3)	10.33%	8.33%	7.90%	14.54%	7.74%
Ratio of total expenses, net of base management fee waived, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets(3)	10.33%	8.33%	7.90%	14.31%	7.74%
Ratio of net investment income to average net assets	7.98%	5.99%	5.27%	(0.01)%	10.83%
Portfolio turnover ratio(4)	68.63%	67.80%	113.99%	228.49%	37.02%
Total return(5)	29.34%	(2.17)%	20.27%	18.18%	(42.15)%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Represents the closing price of the Company’s common stock on the last day of the period.
(3)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(4)Portfolio turnover ratio as of December 31, 2021 and 2020 excludes the impact of short-term investments. Portfolio turnover ratio as of December 31, 2020 excludes the impact of the MVC Acquisition.
(5)Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the period.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
10. MVC Capital, Inc. Acquisition
On December 23, 2020, the Company completed its acquisition of MVC pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “MVC Merger Agreement”), dated as of August 10, 2020, with MVC, Mustang Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Acquisition Sub”), and Barings. To effect the acquisition, Acquisition Sub merged with and into MVC, with MVC surviving the merger as our wholly owned subsidiary (the “First MVC Merger”). Immediately thereafter, MVC merged with and into the Company, with the Company as the surviving company (the “Second MVC Merger” and, together with the First MVC Merger, the “MVC Merger”). The Merger has been treated as a “reorganization” within the meaning of Section 368(a)(1)(A) of the Code.
Pursuant to the MVC Merger Agreement, MVC stockholders received the right to the following merger consideration in exchange for each share of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger (other than shares of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger that were held by a subsidiary of MVC or held, directly or indirectly, by the Company or the Acquisition Sub), in accordance with the MVC Merger Agreement: (i) an amount in cash from Barings, without interest, equal to $0.39492, and (ii) 0.9790836 shares of the Company’s common stock, which ratio gave effect to the Euro-dollar exchange rate adjustment mechanism in the MVC Merger Agreement, plus cash in lieu of fractional shares. The Company issued approximately 17,354,332 shares of its common stock to MVC’s then-existing stockholders in connection with the MVC Merger, thereby resulting in the Company’s then-existing stockholders owning approximately 73.4% of the combined company and MVC's then-existing stockholders owning approximately 26.6% of the combined company.
In connection with the closing of the MVC Merger on December 23, 2020, the Board affirmed the Company’s commitment to open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, regulatory and contractual requirements, including covenants under the February 2019 Credit Facility. During the year ended December 31, 2021, the Company did not repurchase any shares under the authorized program.
In connection with the MVC Acquisition, on December 23, 2020, following the closing of the MVC Merger, the Company entered into the Amended and Restated Advisory Agreement with Barings, effective January 1, 2021. Promptly following the closing of the MVC Merger, the Company also entered into the MVC Credit Support Agreement with Barings. See “Note 2 - Agreements and Related Party Transactions” for more information regarding the Amended and Restated Advisory Agreement and the MVC Credit Support Agreement.
In connection with the closing of the MVC Merger, MVC notified U.S. Bank National Association ("U.S. Bank"), the trustee for MVC Capital's 6.25% Senior Notes due 2022 (the "MVC Notes"), of the election to redeem the remaining $95.0 million in aggregate principal amount of the MVC Notes outstanding at a price equal to 100% of the principal amount of the MVC Notes, plus accrued and unpaid interest on the Notes to, but excluding, the date of redemption, and the Company caused the discharge of the MVC Notes by entering into a Satisfaction and Discharge of Indenture, dated December 23, 2020, with respect to the indenture governing the MVC Notes. The trustee provided notice of such redemption to the holders of the MVC Notes in accordance with the terms of the indenture governing the MVC Notes. The redemption was completed on January 22, 2021 and was funded with trust funds deposited with U.S. Bank in trust for such purpose.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
(a) On December 23, 2020, MVC and the Company deposited with the trustee for the MVC Notes funds from cash on hand sufficient to satisfy all obligations remaining to the redemption date for the MVC Notes under the indenture, and the trustee for the MVC Notes entered into a Satisfaction and Discharge of Indenture with the Company with respect to the indenture governing the MVC Notes. The redemption was completed on January 22, 2021 with such trust funds.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
11. Sierra Acquisition
On September 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Sierra Merger Agreement”) by and among the Company, Mercury Acquisition Sub, Inc., a Maryland corporation and a direct wholly owned subsidiary of the Company (“Sierra Acquisition Sub”), Sierra Income Corporation, a Maryland corporation (“Sierra”), and Barings. The Sierra Merger Agreement provides that, on the terms and subject to the conditions set forth in the Sierra Merger Agreement, Sierra Acquisition Sub will merge with and into Sierra, with Sierra continuing as the surviving company and as a wholly owned subsidiary of the Company (the “First Sierra Merger”) and, immediately thereafter, Sierra will merge with and into the Company, with the Company continuing as the surviving company (the “Second Sierra Merger” and, together with the First Sierra Merger, the “Sierra Merger”). The Board and the board of directors of Sierra, including all of the respective independent directors, have approved the Sierra Merger Agreement and the transactions contemplated therein. The parties to the Sierra Merger Agreement intend the Sierra Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
In the First Sierra Merger, each share of Sierra common stock issued and outstanding immediately prior to the effective time of the First Sierra Merger (excluding any shares cancelled pursuant to the Sierra Merger Agreement) will be converted into the right to receive (i) $0.9783641 per share in cash, without interest, from Barings (such amount of cash, the “Sierra Cash Consideration”) and (ii) 0.44973 of a validly issued, fully paid and non-assessable share of the Company’s common stock (the “Sierra Share Consideration” and, together with the Sierra Cash Consideration, the “Sierra Merger Consideration”).
The Sierra Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Company’s and Sierra’s businesses during the period prior to the closing of the Sierra Merger. The Company and Sierra have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of the Company’s and Sierra’s stockholders, respectively, and the Board and the board of directors of Sierra have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).
The Sierra Merger Agreement provides that Sierra shall not, and shall cause its subsidiaries and instruct its representatives not to, directly or indirectly, solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, the Sierra board of directors may, subject to certain conditions, change its recommendation to the Sierra stockholders or, on payment of a termination fee of $11.0 million to the Company and the reimbursement of up to $2.0 million in expenses incurred by the Company and Barings, terminate the Sierra Merger Agreement and enter into an Alternative Acquisition Agreement (as defined in the Sierra Merger Agreement) for a Superior Proposal (as defined in the Sierra Merger Agreement) if it determines in good faith, after consultation with its outside legal counsel, that failure to do so would be inconsistent with the directors’ duties under applicable law.
Consummation of the First Sierra Merger, which is currently anticipated to occur during the first quarter of fiscal year 2022, is subject to certain customary closing conditions, including (1) approval of the First Sierra Merger by the holders of at least a majority of the outstanding shares of Sierra common stock entitled to vote thereon, (2) approval of the issuance of the Company’s common stock to be issued in the First Sierra Merger by a majority of the votes cast by the Company stockholders on the matter at the Company stockholders meeting, (3) approval of the issuance of the Company’s common stock in connection with the First Sierra Merger at a price below the then-current net asset value per share of the Company common stock, if applicable, by the vote specified in Section 63(2)(A) of the 1940 Act, (4) the absence of certain legal impediments to the consummation of the Sierra Merger, (5) effectiveness of the registration statement for the Company common stock to be issued as consideration in the First Sierra Merger, (6) approval for listing on the NYSE of the Company common stock to be issued as consideration in the First Sierra Merger, (7) subject to certain materiality standards, the accuracy of the representations and warranties and compliance with the covenants of each party to the Sierra Merger Agreement, and (8) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or early termination thereof).

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Barings, as party to the Sierra Merger Agreement, agreed to vote all shares of the Company common stock over which it has voting power (other than in its fiduciary capacity) in favor of the proposals to be submitted by the Company to its stockholders for approval relating to the Sierra Merger.
In addition, the Company and Sierra will take steps necessary to provide for the repayment at closing of Sierra’s existing loan agreement. The Sierra Merger Agreement also contains certain termination rights in favor of the Company and Sierra, including if the First Sierra Merger is not completed on or before March 31, 2022 or if the requisite approvals of the Company stockholders or Sierra stockholders are not obtained.
Further, the Company will enter into an amendment and restatement of the Amended and Restated Advisory Agreement, effective as of the closing of the Sierra Merger, to raise the annualized hurdle rate thereunder from 8.0% to 8.25%. Following the closing of the Sierra Merger, the Company will also enter into a credit support agreement with Barings, for the benefit of the combined company, to protect against net cumulative unrealized and realized losses of up to $100.0 million on the acquired Sierra investment portfolio over the next ten years.
The Company is expected to account for the Sierra Merger as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, the acquired assets (as a group) are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 goes on to say asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.
If the fair value of the net assets to be acquired exceeds the fair value of the Sierra Merger Consideration to be paid by the Company, then the Company would recognize a deemed contribution from Barings in an amount up to approximately $100.0 million. If the fair value of net assets to be acquired exceeds the fair value of the Sierra Merger Consideration to be paid by the Company and by Barings, then the Company would also recognize a purchase accounting gain. Alternatively, if the fair value of the net assets to be acquired is less than the fair value of the portion of the Sierra Merger Consideration to be paid by the Company, then the Company would recognize a purchase accounting loss. The Company expects any potential gain or loss would be classified as unrealized on the statement of operations until the underlying assets are sold.
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example cash) and does not give rise to goodwill. The final allocation of the purchase price will be determined after the Sierra Merger is completed and after completion of a final analysis to determine the estimated relative fair values of the acquired assets and liabilities.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
12. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2021. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total investment income	$30,593,231	$33,153,488	$34,983,825	$36,604,830
Net investment income	14,374,134	14,557,658	14,857,019	15,171,528
Net increase in net assets resulting from operations	22,488,279	29,308,031	14,410,382	11,478,737
Net investment income per share	$0.22	$0.22	$0.23	$0.23
	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total investment income	$18,679,598	$16,139,764	$16,329,142	$19,882,564
Net investment income	7,294,069	6,529,129	7,952,605	9,212,001
Net increase (decrease) in net assets resulting from operations	(112,521,747)	54,748,708	43,177,627	22,772,205
Net investment income per share	$0.15	$0.14	$0.17	$0.19
13. Subsequent Events
Subsequent to December 31, 2021, the Company made approximately $126.3 million of new commitments, of which $104.8 million closed and funded. The $104.8 million of investments consists of $75.8 million of first lien senior secured debt investments and $28.9 million of equity and joint venture investments. The weighted average yield of the debt investments was 6.3%. In addition, the Company funded $7.9 million of previously committed revolvers and delayed draw term loans.
On February 1, 2022, the Board declared a quarterly distribution of $0.23 per share payable on February 23, 2022 to holders of record as of February 16, 2022.