Form 10-Q
period 2022-03-31
Barings BDC, Inc.
filed 2022-05-05
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 5, 2022 was 111,072,034.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,950,064 and $1,494,031 as of March 31, 2022 and December 31, 2021, respectively)	$1,917,558	$1,490,113
Affiliate investments (cost of $336,327 and $267,967 as of March 31, 2022 and December 31, 2021, respectively)	364,753	288,069
Control investments (cost of $105,210 and $25,826 as of March 31, 2022 and December 31, 2021, respectively)	121,114	22,412
Total investments at fair value	2,403,425	1,800,594
Cash	106,400	49,987
Foreign currencies (cost of $47,990 and $34,069 as of March 31, 2022 and December 31, 2021, respectively)	48,031	34,266
Interest and fees receivable	43,096	33,645
Prepaid expenses and other assets	2,662	4,297
Credit support agreements (cost of $58,000 and $13,600 as of March 31, 2022 and December 31, 2021, respectively)	59,400	15,400
Deferred financing fees	4,102	2,985
Receivable from unsettled transactions	182,294	219,732
Total assets	$2,849,410	$2,160,906
Liabilities:
Accounts payable and accrued liabilities	$10,444	$2,341
Interest payable	10,450	5,704
Administrative fees payable	973	750
Base management fees payable	5,872	5,422
Incentive management fees payable	4,754	4,067
Derivative liabilities	3,108	1,160
Payable from unsettled transactions	21,195	26,786
Borrowings under credit facilities	757,217	655,189
Notes payable (net of deferred financing fees)	717,841	717,556
Total liabilities	1,531,854	1,418,975
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 111,095,334 and 65,316,085 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	111	65
Additional paid-in capital	1,597,257	1,027,687
Total distributable earnings (loss)	(279,812)	(285,821)
Total net assets	1,317,556	741,931
Total liabilities and net assets	$2,849,410	$2,160,906
Net asset value per share	$11.86	$11.36
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$31,624	$25,096
Affiliate investments	172	—
Control investments	273	107
Short-term investments	—	11
Total interest income	32,069	25,214
Dividend income:
Non-Control / Non-Affiliate investments	123	—
Affiliate investments	7,570	72
Total dividend income	7,693	72
Fee and other income:
Non-Control / Non-Affiliate investments	2,223	1,973
Affiliate investments	13	—
Control investments	(1,039)	160
Total fee and other income	1,197	2,133
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,287	3,037
Affiliate investments	44	136
Control investments	467	—
Total payment-in-kind interest income	2,798	3,173
Interest income from cash	—	1
Total investment income	43,757	30,593
Operating expenses:
Interest and other financing fees	11,661	7,285
Base management fee (Note 2)	5,872	3,929
Incentive management fees (Note 2)	4,754	2,722
General and administrative expenses (Note 2)	2,455	2,301
Total operating expenses	24,742	16,237
Net investment income before taxes	19,015	14,356
Income taxes, including excise tax expense	6	(18)
Net investment income after taxes	19,009	14,374

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(250)	2,891
Affiliate investments	101	(77)
Net realized gains (losses) on investments	(149)	2,814
Foreign currency transactions	(1,293)	(975)
Net realized gains (losses)	(1,442)	1,839
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(28,587)	5,357
Affiliate investments	12,996	2,445
Control investments	14,644	(3,969)
Net unrealized appreciation (depreciation) on investments	(947)	3,833
Credit support agreements	(400)	(1,600)
Foreign currency transactions	4,812	4,042
Net unrealized appreciation	3,465	6,275
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions	2,023	8,114
Net increase in net assets resulting from operations	$21,032	$22,488
Net investment income per share—basic and diluted	$0.23	$0.22
Net increase in net assets resulting from operations per share—basic and diluted	$0.25	$0.34
Dividends/distributions per share:
Total dividends/distributions per share	$0.23	$0.19
Weighted average shares outstanding—basic and diluted	82,656,326	65,316,085
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended March 31, 2021	Number of Shares	Par Value
Balance, December 31, 2020	65,316,085	$65	$1,027,707	$(309,968)	$717,804
Net investment income	—	—	—	14,374	14,374
Net realized gain on investments / foreign currency transactions	—	—	—	1,839	1,839
Net unrealized appreciation of investments / CSA / foreign currency transactions	—	—	—	6,275	6,275
Dividends / distributions	—	—	—	(12,410)	(12,410)
Balance, March 31, 2021	65,316,085	$65	$1,027,707	$(299,890)	$727,882

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended March 31, 2022	Number of Shares	Par Value
Balance, December 31, 2021	65,316,085	$65	$1,027,687	$(285,821)	$741,931
Net investment income	—	—	—	19,009	19,009
Net realized loss on investments / foreign currency transactions	—	—	—	(1,442)	(1,442)
Net unrealized appreciation of investments / CSA / foreign currency transactions	—	—	—	3,465	3,465
Dividends / distributions	—	—	—	(15,023)	(15,023)
Deemed Contribution - CSA (See Note 2)	—		44,400	—	44,400
Deemed contribution - from Adviser (See Note 9)	—		27,904	—	27,904
Public offering of common stock	45,986,926	46	499,372	—	499,418
Purchases of shares in repurchase plan	(207,677)	—	(2,106)	—	(2,106)
Balance, March 31, 2022	111,095,334	$111	$1,597,257	$(279,812)	$1,317,556

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$21,032	$22,488
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(335,519)	(276,456)
Net cash acquired from mergers (cash consideration paid) (See Note 9)	101,896	—
Transaction costs from mergers (See Note 9)	(2,866)	—
Repayments received/sales of portfolio investments	210,493	188,160
Purchases of short-term investments	—	(198,550)
Sales of short-term investments	—	190,542
Loan origination and other fees received	5,314	4,578
Net realized (gain) loss on investments	149	(2,814)
Net realized loss on foreign currency transactions	1,293	975
Net unrealized appreciation on investments	947	(3,832)
Net unrealized depreciation of CSA	400	1,600
Net unrealized appreciation on foreign currency transactions	(4,812)	(4,042)
Payment-in-kind interest	(2,798)	(3,174)
Amortization of deferred financing fees	732	344
Accretion of loan origination and other fees	(1,523)	(1,481)
Amortization / accretion of purchased loan premium / discount	(339)	(1,980)
Changes in operating assets and liabilities:
Interest and fees receivables	(13,134)	(2,935)
Prepaid expenses and other assets	(1,881)	1,264
Accounts payable and accrued liabilities	(2,962)	(1,668)
Interest payable	4,746	1,869
Net cash used in operating activities	(18,832)	(85,112)
Cash flows from financing activities:
Borrowings under credit facilities	107,704	29,824
Repayments of credit facilities	—	(134,083)
Proceeds from notes	—	150,000
Financing fees paid	(1,565)	(191)
Purchases of shares in repurchase plan	(2,106)	—
Cash dividends / distributions paid	(15,023)	(12,410)
Net cash provided by (used in) financing activities	89,010	33,140
Net increase (decrease) in cash and foreign currencies	70,178	(51,972)
Cash and foreign currencies, beginning of period	84,253	92,487
Cash and foreign currencies, end of period	$154,431	$40,515
Supplemental Information:
Cash paid for interest	$5,966	$4,903
Supplemental non-cash information
Acquisitions (See Note 9):
Fair value of Sierra net assets acquired, net of cash	$(435,811)	$—
Transaction Costs	7,520	—
Common stock issued in acquisition of Sierra net assets	499,418	—
Credit support agreement (See Note 2)	(44,400)	—
Deemed contribution -from Adviser	27,904	—
Deemed contributions - CSA	44,400	—
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (1.2%)*(7) (8) (10)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/19, Due 07/25)	$16,474	$16,240	$16,445
			16,474	16,240	16,445

Accelerant Holdings (0.4%)*(7)	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares, Acquired 01/22)		5,000	5,103
				5,000	5,103

Accelerate Learning, Inc. (0.6%)*(7) (8) (10)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/18, Due 12/24)	7,568	7,492	7,442
			7,568	7,492	7,442

Acclime Holdings HK Limited (0.1%)*(3) (7) (8) (11)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	1,211	1,142	1,153
			1,211	1,142	1,153

Accurus Aerospace Corporation (1.9%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.50% PIK, Acquired 10/18, Due 10/24)	24,874	24,699	24,563
			24,874	24,699	24,563

Acogroup (1.7%)*(3) (7) (8) (16)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 03/22, Due 10/26)	23,622	22,760	23,031
			23,622	22,760	23,031

ADB Safegate (0.4%)*(3) (8) (10)	Aerospace & Defense	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.8% Cash, Acquired 08/21, Due 10/25)	5,500	5,113	5,118
			5,500	5,113	5,118

Advantage Software Company (The), LLC (0.1%)*(7)	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units, Acquired 12/21)		280	902
		Class A2 Partnership Units (2,248.46 units, Acquired 12/21)		72	233
		Class B1 Partnership Units (8,717.76 units, Acquired 12/21)		9	6
		Class B2 Partnership Units (2,248.46 units, Acquired 12/21)		2	2
				363	1,143

Aftermath Bidco Corporation (0.7%)* (7) (8) (10)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 04/19, Due 04/25)	9,425	9,307	9,227
			9,425	9,307	9,227

Air Canada 2020-2 Class B Pass Through Trust (0.5%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	6,170	6,170	6,586
			6,170	6,170	6,586

Air Comm Corporation, LLC (0.9%)* (7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 07/27)	11,539	11,299	11,319
			11,539	11,299	11,319

AIT Worldwide Logistics Holdings, Inc. (0.5%)*(7)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 04/21, Due 04/29)(8) (10)	6,460	6,328	6,320
		Partnership Units (348.68 units, Acquired 04/21)		349	686
			6,460	6,677	7,006

Alpine SG, LLC (2.0%)*(7) (8) (9) (31)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/22, Due 11/27)	26,957	26,418	26,418
			26,957	26,418	26,418

Alpine US Bidco LLC (2.4%)*(7) (8) (9)	Agricultural Products	Second Lien Senior Secured Term Loan (LIBOR + 9.0%, 9.8% Cash, Acquired 05/21, Due 05/29)	18,157	17,654	17,612
			18,157	17,654	17,612

AMMC CLO 22, Limited Series 2018-22A (0.3%)*(3) (31)	Multi-Sector Holdings	Subordinated Structured Notes (Residual Interest, current yield 12.61%, Acquired 02/22, Due 04/31)	7,222	4,690	4,267
			7,222	4,690	4,267

AMMC CLO 23, Ltd. Series 2020-23A (0.1%)*(3) (31)	Multi-Sector Holdings	Subordinated Structured Notes (Residual Interest, current yield 12.35%, Acquired 02/22, Due 10/30)	2,000	1,948	1,781
			2,000	1,948	1,781

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Amtech LLC (0.2%)*(7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)	$2,291	$2,210	$2,225
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(10)	—	(13)	(12)
			2,291	2,197	2,213

Anagram Holdings, LLC (1.2%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	14,755	13,866	15,714
			14,755	13,866	15,714

AnalytiChem Holding Gmbh (0.2%)*(3) (7) (8) (16)	Chemicals	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 12/28)	2,740	2,589	2,551
			2,740	2,589	2,551

Anju Software, Inc. (1.0%)*(7) (8) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 02/19, Due 02/25)	13,528	13,368	12,865
			13,528	13,368	12,865

AP Aristotle Holdings, LLC (0.1)*(7)	Oil Field Services	Subordinated Term Loan (19.8% Cash, Acquired 12/21, Due 06/25)	1,588	1,594	1,592
			1,588	1,594	1,592

Apex Bidco Limited (0.2%)*(3) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 01/20, Due 01/27)(8) (13)	1,919	1,871	1,919
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	275	270	275
			2,194	2,141	2,194

Apidos CLO XXIV, Series 2016-24A (0.5%)*(3) (31)	Multi-Sector Holdings	Subordinated Structured Notes (Residual Interest, current yield 19.24%, Acquired 02/22, Due 10/30)	18,358	7,557	6,946
			18,358	7,557	6,946

Aptus 1829. GmbH (0.4%)*(3) (7)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(8) (16)	5,301	5,455	5,190
		Preferred Stock (13 shares, Acquired 09/21)		120	111
		Common Stock (48 shares, Acquired 09/21)		12	11
			5,301	5,587	5,312

Apus Bidco Limited (0.3%)*(3) (7) (8) (22)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	3,793	3,877	3,725
			3,793	3,877	3,725

AQA Acquisition Holding, Inc. (1.5%)*(7) (8) (10)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 03/21, Due 03/29)	20,000	19,523	19,647
			20,000	19,523	19,647

Aquavista Watersides 2 LTD (0.5%)*(3) (7) (8) (22)	Transportation Services	First Lien Senior Secured Term Loan (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/28)	5,873	5,709	5,661
		Revolver (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/22)	—	(3)	(4)
		Second Lien Senior Secured Term Loan (SONIA + 10.5% PIK, Acquired 12/21, Due 12/28)	1,468	1,447	1,436
			7,341	7,153	7,093

Arch Global Precision LLC (0.7%)*(7) (8) (10)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 04/19, Due 04/26)	9,248	9,244	9,155
			9,248	9,244	9,155

Archimede (0.6%)*(3) (7) (8) (16)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	8,234	8,767	8,094
			8,234	8,767	8,094

Argus Bidco Limited (0.2%)*(3) (7) (8)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)(21)	2,607	2,562	2,597
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)(10)	672	654	669
			3,279	3,216	3,266

Armstrong Transport Group (Pele Buyer, LLC ) (0.3%)*(7) (8) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,015	3,962	3,948
			4,015	3,962	3,948

Arrow International, Inc. (1.1%)*(7) (8) (10) (31)	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.5% Cash, Acquired 02/22, Due 12/25)	15,000	15,000	15,000
			15,000	15,000	15,000

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
ASPEQ Heating Group LLC (0.6%)*(7) (8) (9)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	$8,435	$8,353	$8,435
			8,435	8,353	8,435

Astra Bidco Limited (0.2%)*(3) (7) (8) (21)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.75%, 5.8% Cash, Acquired 11/21, Due 11/28)	2,148	2,089	2,068
			2,148	2,089	2,068

Auxi International (0.2%)*(3) (7) (8)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/19, Due 12/26)(17)	1,558	1,522	1,418
		First Lien Senior Secured Term Loan (SONIA + 6.25%, 6.3% Cash, Acquired 04/21, Due 12/26)(22)	882	898	803
			2,440	2,420	2,221

Avance Clinical Bidco Pty Ltd (0.2%)*(3) (7) (8) (24)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 11/21, Due 11/27)	2,651	2,395	2,543
			2,651	2,395	2,543

Aviation Technical Services, Inc.(1.9%)*(7) (8) (9) (31)	Aerospace & Defense	Second Lien Senior Secured Term Loan (LIBOR + 2.0%, 2.2% Cash, 6.5% PIK, Acquired 02/22, Due 03/25)	27,042	25,699	25,690
			27,042	25,699	25,690

AVSC Holding Corp. (0.9%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, 0.25% PIK, Acquired 08/18, Due 03/25)(8) (10)	4,857	4,430	4,570
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 10/26)(8) (10)	748	695	711
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	5,651	5,542	6,518
			11,256	10,667	11,799

Azalea Buyer, Inc. (0.4%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(8) (10)	4,606	4,500	4,507
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(8) (10)	—	(9)	(9)
		Subordinated Term Loan (12.0% PIK, Acquired 11/21, Due 05/28)	1,260	1,235	1,237
		Common Stock (192,307.7 shares, Acquired 11/21)		192	192
			5,866	5,918	5,927

Bariacum S.A. (0.5%)*(3) (7) (8) (16)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	6,342	6,243	6,139
			6,342	6,243	6,139

BDP International, Inc. (f/k/a BDP Buyer, LLC) (2.0%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/18, Due 12/24)	14,812	14,621	14,812
			14,812	14,621	14,812

Benify (Bennevis AB) (0.1%)*(3) (7) (8) (26)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,249	1,223	1,249
			1,249	1,223	1,249

Beyond Risk Management, Inc. (0.2%)*(7) (8) (10)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 10/21, Due 10/27)	2,427	2,345	2,343
			2,427	2,345	2,343

Bidwax (0.6%)*(3) (7) (8) (16)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	7,789	8,069	7,603
			7,789	8,069	7,603

BigHand UK Bidco Limited (0.3%)*(3) (7) (8) (21)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 01/21, Due 01/28)	3,416	3,360	3,313
			3,416	3,360	3,313

Bounteous, Inc. (0.1%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	1,905	1,817	1,823
			1,905	1,817	1,823

Brightline Trains Florida LLC (0.4%)*(7)	Transportation	Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	5,000	5,000	4,825
			5,000	5,000	4,825

Brightpay Limited (0.2%)*(3) (7) (8) (16)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	2,058	2,078	2,012
			2,058	2,078	2,012

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

BrightSign LLC (0.6%)*(7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(8) (10)	$6,779	$6,707	$6,664
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(8) (10)	—	(12)	(23)
		LLC units (1,107,492.71 units, Acquired 10/21)		1,107	1,107
			6,779	7,802	7,748

British Airways 2020-1 Class B Pass Through Trust (0.1%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	783	783	862
			783	783	862

British Engineering Services Holdco Limited (1.1%)*(3) (7) (8) (22)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (SONIA + 7.03%, 7.0% Cash, Acquired 12/20, Due 12/27)	15,097	15,094	14,689
			15,097	15,094	14,689

Brook & Whittle Holding Corp.(0.1%)* (7) (8) (10) (31)	Containers, Packaging & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 4.5% Cash, Acquired 02/22, Due 12/28)	1,994	1,974	1,944
			1,994	1,974	1,944

Brown Machine Group Holdings, LLC (0.5%)*(7) (8) (10)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	6,281	6,240	6,281
			6,281	6,240	6,281

Cadent, LLC (f/k/a Cross MediaWorks) (0.5%)*(7) (8) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 09/18, Due 09/23)	6,913	6,892	6,913
			6,913	6,892	6,913

CAi Software, LLC (0.7%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	9,057	8,882	8,894
		Revolver (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	—	(18)	(17)
			9,057	8,864	8,877

Canadian Orthodontic Partners Corp.(0.1%)*(3) (7) (8) (25)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	1,703	1,741	1,666
			1,703	1,741	1,666

Cardenas Markets, LLC (0.1%)*(7) (8) (10) (31)	Retail	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 02/22, Due 06/27)	1,990	1,985	1,950
			1,990	1,985	1,950

Carlson Travel, Inc (0.7%)*	Business Travel Management	First Lien Senior Secured Note (8.5% Cash, Acquired 11/21, Due 11/26)	6,050	5,670	5,959
		Common Stock (94,155 shares, Acquired 11/21)		1,655	2,787
			6,050	7,325	8,746

Centralis Finco S.a.r.l. (0.1%)*(3) (7) (8) (16)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/20, Due 05/27)	789	740	789
			789	740	789

Ceres Pharma NV (0.1%)*(3) (7) (8) (17)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 10/21, Due 10/28)	1,342	1,285	1,254
			1,342	1,285	1,254

CGI Parent, LLC (1.4%)*(7)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)(8) (10)	17,796	17,446	17,440
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)(8) (10)	441	408	408
		Preferred Stock (551 shares, Acquired 02/22)		551	551
			18,237	18,405	18,399

Cineworld Group PLC (0.2%)*(3)	Leisure Products	Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,824	1,640	2,152
		Super Senior Secured Term Loan (LIBOR + 8.25% Cash, 9.3% Cash, Acquired 07/21, Due 02/25)(8) (11)	994	964	1,056
		Warrants (553,375 units, Acquired 12/20)		102	84
			2,818	2,706	3,292

Classic Collision (Summit Buyer, LLC) (0.5%)*(7) (8) (10)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/26)	6,640	6,528	6,526
			6,640	6,528	6,526

CM Acquisitions Holdings Inc. (1.4%)*(7) (8) (19)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (SOFR + 4.75%, 5.8% Cash, Acquired 05/19, Due 05/25)	19,106	18,911	18,819
			19,106	18,911	18,819

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

CMT Opco Holding, LLC (Concept Machine) (0.3%)*(7) (8)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)(10)	$4,144	$4,094	$3,894
		LLC Units (8,782 units, Acquired 01/20)		352	72
			4,144	4,446	3,966

Coastal Marina Holdings, LLC (1.4%)*(7)	Other Financial	Subordinated Term Loan (10.0% PIK, Acquired 11/21, Due 11/31)	4,901	4,472	4,447
		Subordinated Term Loan (8.0% Cash, Acquired 11/21, Due 11/31)	13,044	11,873	11,830
		LLC Units (547,591 units, Acquired 11/21)		1,643	2,177
			17,945	17,988	18,454

Cobham Slip Rings SAS (0.1%)*(3) (7) (8) (10)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 11/21, Due 11/28)	1,303	1,273	1,276
			1,303	1,273	1,276

Command Alkon (Project Potter Buyer, LLC) (1.0%)*(7)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)(8) (9)	13,708	13,265	13,602
		Class A Units (90.384 units, Acquired 04/20)		90	101
		Class B Units (33,324.69 units, Acquired 04/20)		—	199
			13,708	13,355	13,902

Contabo Finco S.À R.L (0.4%)*(3) (7) (8) (16)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR 5.25%, 5.3% Cash, Acquired 11/21, Due 10/26)	5,821	5,768	5,733
			5,821	5,768	5,733

Core Scientific, Inc. (1.5%)*(3) (7)	Technology	First Lien Senior Secured Term Loan (9.8% Cash, Acquired 03/22, Due 03/25)	20,000	20,200	20,000
			20,000	20,200	20,000

Coyo Uprising GmbH (0.4%)*(3) (7)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, 3.5% PIK, Acquired 09/21, Due 09/28)(8) (16)	4,043	4,137	3,932
		Class A Units (440.0 units, Acquired 09/21)		205	199
		Class B Units (191.0 units, Acquired 09/21)		446	523
			4,043	4,788	4,654

CPI International, Inc. (0.6%)*(7) (8) (10) (31)	Aerospace & Defense	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.3% Cash, Acquired 02/22, Due 07/25)	8,575	7,975	7,975
			8,575	7,975	7,975

Crash Champions (0.9%)*(7) (8) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	11,609	11,262	11,129
			11,609	11,262	11,129

CSL DualCom (0.1%)*(3) (7) (8) (14)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	1,304	1,205	1,270
			1,304	1,205	1,270

CT Technologies Intermediate Holdings, Inc. (0.4%)*(8) (9) (31)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.0% Cash, Acquired 02/22, Due 12/25)	4,975	4,968	4,924
			4,975	4,968	4,924

Custom Alloy Corporation (2.2%)*(7) (29)	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan (15.0% PIK, Acquired 12/20, Due 04/22)(28)	52,244	42,162	26,122
		Revolver (15.0% PIK, Acquired 12/20, Due 04/22)(28)	4,940	4,222	2,470
			57,184	46,384	28,592

CVL 3 (0.3%)*(3) (7) (8)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(16)	1,947	1,928	1,903
		First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(19)	1,142	1,115	1,116
		6-Month Bridge Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 06/22)(16)	779	787	771
			3,868	3,830	3,790

CW Group Holdings, LLC (0.2%)*(7)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)(8) (10)	2,810	2,758	2,659
		LLC Units (161,290.32 units, Acquired 01/21)		161	99
			2,810	2,919	2,758

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Dart Buyer, Inc. (1.0%)*(7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 04/19, Due 04/25)	$13,438	$13,280	$13,438
			13,438	13,280	13,438

DataOnline Corp. (1.3%)*(7) (8) (10) (31)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 02/22, Due 11/25)	14,700	14,700	14,700
		Revolver (LIBOR + 6.25%, 7.3% Cash, Acquired 02/22, Due 11/25)	2,143	2,143	2,143
			16,843	16,843	16,843

DecksDirect, LLC (0.1%)*(7)	Building Materials	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(8) (9)	727	713	714
		Revolver (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(8) (10)	160	156	156
		LLC Units (1,280.8 units, Acquired 12/21)		55	55
			887	924	925

Discovery Education, Inc. (0.9%)*(7) (8) (10)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	11,785	11,622	11,785
			11,785	11,622	11,785

Distinct Holdings, Inc. (0.5%)*(7) (8) (9)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	6,880	6,845	6,687
			6,880	6,845	6,687

Dragon Bidco (0.8%)*(3) (7) (8) (17)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	11,127	10,883	10,848
			11,127	10,883	10,848

DreamStart Bidco SAS (d/b/a SmartTrade) (0.2%)*(3) (7) (8) (17)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/20, Due 03/27)	2,366	2,297	2,341
			2,366	2,297	2,341

Dryden 43 Senior Loan Fund, Series 2016-43A (0.2%)*(3) (31)	Multi-Sector Holdings	Subordinated Structured Notes (Residual Interest, current yield 10.8%, Acquired 02/22, Due 04/34)	3,620	2,454	2,296
			3,620	2,454	2,296

Dryden 49 Senior Loan Fund, Series 2017-49A (0.6%)*(3) (31)	Multi-Sector Holdings	Subordinated Structured Notes (Residual Interest, current yield 14.7%, Acquired 02/22, Due 07/30)	17,233	7,934	7,548
			17,233	7,934	7,548

Dune Group (0.1%)*(3) (7) (8)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.0% Cash, Acquired 09/21, Due 09/28)(10)	1,230	1,210	1,212
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(16)	129	107	112
			1,359	1,317	1,324

Dwyer Instruments, Inc. (0.3%)*(7) (8) (10)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 07/21, Due 07/27)	4,551	4,460	4,471
			4,551	4,460	4,471

Echo Global Logistics, Inc. (1.1%)*(7)	Air Transportation	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 7.8% Cash, Acquired 11/21, Due 11/29)(8) (9)	14,469	14,224	14,246
		Partnership Equity (530.92 units, Acquired 11/21)		531	531
			14,469	14,755	14,777

Ellkay, LLC (0.4%)*(7) (8) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	4,975	4,883	4,894
			4,975	4,883	4,894

EMI Porta Holdco LLC (0.8%)*(7) (8) (10)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	10,822	10,401	10,430
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	605	549	552
			11,427	10,950	10,982

Entact Environmental Services, Inc. (0.4%)*(7) (8) (10)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	5,690	5,645	5,554
			5,690	5,645	5,554

Envision Healthcare Corporation (0.0%)*(8) (9) (31)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.2% Cash, Acquired 02/22, Due 10/25)	48	37	32
			48	37	32

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
EPS NASS Parent, Inc. (0.4%)*(7) (8) (10)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	$5,798	$5,685	$5,711
			5,798	5,685	5,711

eShipping, LLC (0.3%)*(7) (8)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(9)	3,854	3,744	3,759
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(10)	663	635	637
			4,517	4,379	4,396

Events Software BidCo Pty Ltd (0.1%)*(3) (7) (8) (24)	Technology	First Lien Senior Secured Term Loan (BBSY + 5.5%, 5.5% Cash, Acquired 03/22, Due 03/28)	1,924	1,850	1,852
			1,924	1,850	1,852

F24 (Stairway BidCo Gmbh) (0.1%)*(3) (7) (8) (16)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 08/20, Due 08/27)	1,586	1,651	1,586
			1,586	1,651	1,586

Ferrellgas L.P. (0.2%)*(3) (7)	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units, Acquired 03/21)		2,799	3,030
				2,799	3,030

Fineline Technologies, Inc. (0.1%)*(7) (8) (10)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/28)	1,302	1,281	1,302
			1,302	1,281	1,302

Finexvet (0.1%)*(3) (7) (8) (16)	Consumer Cyclical	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 03/22, Due 03/29)	1,536	1,458	1,467
			1,536	1,458	1,467

FinThrive Software Intermediate Holdings Inc. (0.5%)*	Business Equipment & Services	Preferred Stock (6,582.7 shares, Acquired 03/22)		7,263	7,263
				7,263	7,263

FitzMark Buyer, LLC (0.3%)*(7) (8) (10)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/20, Due 12/26)	4,259	4,189	4,173
			4,259	4,189	4,173

Flexential Issuer, LLC (1.1%)*	Information Technology	Structured Secured Note - Class C (6.9% Cash, Acquired 11/21, Due 11/51)	16,000	14,822	15,040
			16,000	14,822	15,040

FragilePak LLC (0.4%)*(7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(8) (10)	4,685	4,515	4,298
		Partnership Units (937.5 units, Acquired 05/21)		938	808
			4,685	5,453	5,106

Front Line Power Construction LLC (0.3%)*	Construction Machinery	First Lien Senior Secured Term Loan (LIBOR + 12.5%, 13.5% Cash, Acquired 11/21, Due 11/28)(7) (8) (10)	4,000	3,876	3,880
		Common Stock (50,848 shares, Acquired 11/21)		130	94
			4,000	4,006	3,974

FSS Buyer LLC (0.5%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(8) (10)	6,895	6,762	6,784
		LP Interest (1,160.9 units, Acquired 08/21)		12	12
		LP Units (5,104.32 units, Acquired 08/21)		51	51
			6,895	6,825	6,847

GC EOS Buyer Inc. (0.2%)*(8) (9) (31)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.0% Cash, Acquired 02/22, Due 08/25)	2,481	2,479	2,448
			2,481	2,479	2,448

GTM Intermediate Holdings, Inc. (1.0%)*(7) (29)	Medical Equipment Manufacturer	Second Lien Loan (11.0% Cash, 1.0% PIK, Acquired 12/20, Due 12/24)	11,540	11,489	11,309
		Series A Preferred Units (923,347.4 units, Acquired 12/20)		2,166	1,391
		Series C Preferred Units (460,652.6 units, Acquired 12/20)		1,081	995
			11,540	14,736	13,695

Gulf Finance, LLC (0.1%)*(8) (9)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 11/21, Due 08/26)	829	798	756
			829	798	756

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (0.4%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	5,389	5,389	5,874
			5,389	5,389	5,874

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Heartland Veterinary Partners, LLC (0.7%)*(7)	Healthcare	Subordinated Term Loan (11.0% PIK, Acquired 11/21, Due 11/28)	$9,343	$9,103	$9,124
			9,343	9,103	9,124

Heartland, LLC (1.1%)*(7) (8) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	14,040	13,948	13,818
			14,040	13,948	13,818

Heavy Construction Systems Specialists, LLC (0.5%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)	7,368	7,228	7,239
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)	—	(49)	(46)
			7,368	7,179	7,193

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (0.6%)*(3) (7) (8) (16)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 09/19, Due 09/26)	8,599	9,380	8,444
			8,599	9,380	8,444

Highpoint Global LLC (0.4%)*(7) (29)	Government Services	Second Lien Note (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 09/22)	5,461	5,440	5,461
			5,461	5,440	5,461

Holland Acquisition Corp. (0.0%)*(7) (8) (9) (28) (31)	Energy: Oil & Gas	First Lien Senior Secured Term Loan (LIBOR + 9.0%, 10.0% Cash, Acquired 02/22, Due 05/22)	3,754	—	—
			3,754	—	—

Home Care Assistance, LLC (0.3%)*(7) (8) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 03/21, Due 03/27)	3,821	3,756	3,756
			3,821	3,756	3,756

HTI Technology & Industries (1.7%)* (7) (29)	Electronic Component Manufacturing	Second Lien Note (12.0% Cash, 4.0% PIK, Acquired 12/20, Due 09/24)	23,068	22,429	22,560
			23,068	22,429	22,560

HW Holdco, LLC (Hanley Wood LLC) (0.8%)*(7) (8) (9)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/18, Due 12/24)	11,068	10,877	10,852
			11,068	10,877	10,852

IGL Holdings III Corp. (0.3%)*(7) (8) (10)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	4,315	4,227	4,229
			4,315	4,227	4,229

IM Analytics Holding, LLC (d/b/a NVT) (0.5%)*(7) (8)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 11/19, Due 11/23)(10)	8,106	8,069	6,416
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,106	8,069	6,416

IM Square (0.5%)*(3) (7) (8) (17)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/28)	6,898	7,272	6,774
			6,898	7,272	6,774

Infoniqa Holdings GmbH (0.2%)*(3) (7) (8) (16)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 11/21, Due 11/28)	2,924	2,895	2,853
			2,924	2,895	2,853

Innovad Group II BV (0.4%)*(3) (7) (8) (16)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 04/21, Due 04/28)	6,121	6,327	5,583
			6,121	6,327	5,583

Innovative XCessories & Services, LLC (0.2%)*(8) (10) (31)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 02/22, Due 03/27)	2,946	2,892	2,762
			2,946	2,892	2,762

INOS 19-090 GmbH (0.4%)*(3) (7) (8) (16)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 12/20, Due 12/27)	5,157	5,501	5,157
			5,157	5,501	5,157

Iqor US Inc. (0.2%)*(8) (9) (31)	Services: Business	First Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 02/22, Due 11/24)	2,710	2,738	2,696
			2,710	2,738	2,696

Isagenix International, LLC (0.1%)*(8) (10) (31)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/22, Due 06/25)	1,645	1,208	1,033
			1,645	1,208	1,033

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
ISS#2, LLC (d/b/a Industrial Services Solutions) (0.5%)*(7) (8) (10)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/20, Due 02/26)	$6,720	$6,628	$6,431
			6,720	6,628	6,431

ITI Intermodal, Inc. (0.1%)*(7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(8) (10)	721	706	706
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(8) (10)	—	(2)	(2)
		Common Stock (1,433.37 shares, Acquired 01/22)		144	143
			721	848	847

Ivanti Software, Inc. (0.4%)*(8) (10) (31)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 7.8% Cash, Acquired 02/22, Due 12/28)	6,000	5,989	5,910
			6,000	5,989	5,910

Jade Bidco Limited (Jane's) (2.3%)*(3) (7) (8)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 11/19, Due 02/29)(11)	26,714	26,052	26,085
		First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 11/19, Due 02/29)(17)	4,256	4,074	4,150
			30,970	30,126	30,235

Jaguar Merger Sub Inc. (0.2%)*(7) (8) (10)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 09/24)	2,722	2,671	2,671
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 09/24)	—	(6)	(6)
			2,722	2,665	2,665

Jedson Engineering, Inc. (0.2%)*(7) (29)	Engineering & Construction Management	First Lien Loan (12.0% Cash, Acquired 12/20, Due 06/24)	2,650	2,650	2,650
			2,650	2,650	2,650

JetBlue 2019-1 Class B Pass Through Trust (0.3%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	4,165	4,165	4,437
			4,165	4,165	4,437

JF Acquisition, LLC (0.3%)*(7) (8) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 07/24)	3,856	3,759	3,687
			3,856	3,759	3,687

Jon Bidco Limited (0.6%)*(3) (7) (8) (27)	Healthcare	First Lien Senior Secured Term Loan (BKBM + 5.5%, 6.0% Cash, Acquired 03/22, Due 03/27)	8,319	8,065	8,047
			8,319	8,065	8,047

Jones Fish Hatcheries & Distributors LLC (0.2%)*(7)	Consumer Products	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/22, Due 02/28)(8) (10)	2,785	2,730	2,729
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 02/22, Due 02/28)(8) (11)	—	(8)	(8)
		LLC Units (974.68 units, Acquired 02/22)		97	97
			2,785	2,819	2,818

K&N Parent, Inc. (0.7%)*(8) (10) (31)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/22, Due 10/23)	7,923	7,243	7,115
		Second Lien Senior Secured Term Loan (LIBOR + 8.75%, 9.8% Cash, Acquired 02/22, Due 10/24)(7)	2,000	1,700	1,660
			9,923	8,943	8,775

Kano Laboratories LLC (0.4%)*(7)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 11/26)(8) (10)	5,716	5,577	5,565
		Partnership Equity (203.2 units, Acquired 11/20)		203	203
			5,716	5,780	5,768

Kene Acquisition, Inc. (En Engineering) (0.5%)*(7) (8) (10)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	7,206	7,111	7,076
			7,206	7,111	7,076

Kid Distro Holdings, LLC (0.7%)*(7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(8) (10)	9,326	9,152	9,170
		LLC Units (637,677.11 units, Acquired 10/21)		638	638
			9,326	9,790	9,808

Kona Buyer, LLC (0.7%)*(7) (8) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.5% Cash, Acquired 12/20, Due 12/27)	9,058	8,875	8,968
			9,058	8,875	8,968

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
LAF International (0.1%)*(3) (7) (8) (17)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 03/21, Due 03/28)	$1,602	$1,696	$1,584
			1,602	1,696	1,584

Lambir Bidco Limited (0.5%)*(3) (7)	Healthcare	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/28)(8) (15)	4,909	4,776	4,726
		Revolver (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/24)(8) (15)	307	293	274
		Second Lien Senior Secured Term Loan (12.0% PIK, Acquired 12/21, Due 06/29)	1,387	1,365	1,349
			6,603	6,434	6,349

LeadsOnline, LLC (0.8%)*(7)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 02/28)(8) (10)	10,354	10,176	10,172
		Revolver (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 02/28)(8) (10)	—	(44)	(46)
		LLC Units (52,493.44 units, Acquired 02/22)		52	52
			10,354	10,184	10,178

Learfield Communications, LLC (0.6%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(8) (9)	135	95	128
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(10)	8,156	8,117	8,156
			8,291	8,212	8,284

Legal Solutions Holdings (0.0%)*(7) (28) (29)	Business Services	Senior Subordinated Loan (16.0% PIK, Acquired 12/20, Due 03/22)	12,319	10,129	—
			12,319	10,129	—

Lifestyle Intermediate II, LLC (0.2%)*(7) (8) (10) (31)	Consumer Goods: Durable	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 02/22, Due 01/26)	3,174	3,174	3,174
		Revolver (LIBOR + 7.0%, 8.0% Cash, Acquired 02/22, Due 01/26)	—	—	—
			3,174	3,174	3,174

LivTech Purchaser, Inc. (0.1%)*(7) (8) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/21, Due 12/25)	862	854	853
			862	854	853

LogMeIn, Inc. (0.1%)*(8) (9) (31)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.75% Cash, Acquired 02/22, Due 08/27)	1,975	1,957	1,936
			1,975	1,957	1,936

Magnetite XIX, Limited (1.0%)*(3) (31)	Multi-Sector Holdings	Subordinated Notes (LIBOR + 8.77, 9.0% Cash, Acquired 02/22, Due 04/34)(10)	5,250	5,107	5,019
		Subordinated Structured Notes (Residual Interest, current yield 12.38%, Acquired 02/22, Due 04/34)	13,730	9,425	8,342
			18,980	14,532	13,361

Marmoutier Holding B.V. (0.1%)*(3) (7) (8) (16)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/21, Due 12/28)	1,902	1,874	1,845
		Revolver (EURIBOR + 5.0%, 5.0% Cash, Acquired 12/21, Due 06/27)	—	(4)	(4)
			1,902	1,870	1,841

Marshall Excelsior Co. (0.8%)*(7) (8) (19)	Capital Goods	First Lien Senior Secured Term Loan (SOFR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)	10,467	10,287	10,284
		Revolver (SOFR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)	606	578	577
			11,073	10,865	10,861

MC Group Ventures Corporation (0.3%)*(7)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(8) (10)	3,678	3,592	3,607
		Partnership Units (746.66 Units, Acquired 06/21)		747	734
			3,678	4,339	4,341

Media Recovery, Inc. (SpotSee) (0.5%)*(7) (8)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (SOFR + 6.0%, 7.0% Cash, Acquired 11/19, Due 11/25)(19)	2,933	2,895	2,933
		First Lien Senior Secured Term Loan (SONIA + 6.0%, 7.0% Cash, Acquired 12/20, Due 11/25)(21)	4,318	4,306	4,318
			7,251	7,201	7,251

Median B.V. (0.7%)*(3) (8) (21)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 6.0%, 7.0% Cash, Acquired 02/22, Due 11/27)	9,809	9,762	9,490
			9,809	9,762	9,490

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Medical Solutions Parent Holdings, Inc. (0.3%)*(8) (10)	Healthcare	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.5% Cash, Acquired 11/21, Due 11/29)	$4,421	$4,378	$4,244
			4,421	4,378	4,244

MNS Buyer, Inc. (0.1%)*(7)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(8) (9)	921	904	906
		Partnership Units (76.92 Units, Acquired 08/21)		77	77
			921	981	983

Modern Star Holdings Bidco Pty Limited. (0.6%)*(3) (7) (8) (23)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	8,643	8,292	8,381
			8,643	8,292	8,381

MSG National Properties (0.2%)*(3) (7) (8) (10)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	2,437	2,381	2,425
			2,437	2,381	2,425

Murphy Midco Limited (0.1%)*(3) (7) (8) (22)	Media, Diversified & Production	First Lien Senior Secured Term Loan (SONIA + 5.0%, 5.0% Cash, Acquired 11/20, Due 11/27)	1,077	1,039	1,049
			1,077	1,039	1,049

Music Reports, Inc. (0.6%)*(7) (8) (10)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 08/20, Due 08/26)	7,462	7,319	7,301
			7,462	7,319	7,301

Napa Bidco Pty Ltd (1.5%)*(3) (7) (8) (24)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.1% Cash, Acquired 03/22, Due 03/28)	20,895	19,461	20,215
			20,895	19,461	20,215

Narda Acquisitionco., Inc. (0.5%)*(7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(8) (10)	5,680	5,585	5,589
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(8) (10)	—	(22)	(21)
		Class A Preferred Stock (4,587.38 shares, Acquired 12/21)		459	468
		Class B Common Stock (509.71 shares, Acquired 12/21)		51	51
			5,680	6,073	6,087

Navia Benefit Solutions, Inc. (0.2%)* (7) (8) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	2,721	2,665	2,678
			2,721	2,665	2,678

Nexus Underwriting Management Limited (0.1%)*(3) (7) (8) (22)	Other Financial	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	1,644	1,638	1,594
		Revolver (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 04/22)	101	102	101
			1,745	1,740	1,695

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (0.4%)*(7) (8) (9)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	4,740	4,727	4,707
			4,740	4,727	4,707

Northstar Recycling, LLC (0.2%)*(7) (8) (10)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/21, Due 09/27)	2,500	2,454	2,458
			2,500	2,454	2,458

Novotech Aus Bidco Pty Ltd (0.5%)*(3) (7) (8)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.75%, 6.3% Cash, Acquired 01/22, Due 01/28)(23)	3,864	3,659	3,777
		First Lien Senior Secured Term Loan (SOFR + 5.75%, 6.3% Cash, Acquired 01/22, Due 01/28)(18)	3,474	3,380	3,377
			7,338	7,039	7,154

OA Buyer, Inc. (0.6%)*(7)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(8) (10)	8,501	8,336	8,346
		Revolver (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(8) (10)	—	(26)	(24)
		Partnership Units (210,920.11 units, Acquired 12/21)		211	211
			8,501	8,521	8,533

OAC Holdings I Corp (0.3%)*(7) (8) (19)	Automotive	First Lien Senior Secured Term Loan (SOFR + 5.0%, 6.0% Cash, Acquired 03/22, Due 04/28)	3,630	3,557	3,557
		Revolver (SOFR + 5.0%, 6.0% Cash, Acquired 03/22, Due 04/28)	685	658	658
			4,315	4,215	4,215

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Odeon Cinemas Group Limited (0.3%)*(3) (7)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.8% Cash, Acquired 02/21, Due 08/23)	$3,859	$4,067	$3,937
			3,859	4,067	3,937

Offen Inc. (0.3%)*(7) (9) (31)	Transportation: Cargo	First Lien Senior Secured Term Loan (LIBOR + 5.0%, Cash 5.2%, Acquired 02/22, Due 06/26)	3,747	3,709	3,691
			3,747	3,709	3,691

OG III B.V. (0.2%)*(3) (7) (8) (16)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	2,853	2,999	2,789
			2,853	2,999	2,789

Omni Intermediate Holdings, LLC (0.8%)*(7) (8) (9)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	10,686	10,539	10,455
			10,686	10,539	10,455

Options Technology Ltd. (0.2%)*(3) (7) (8) (10)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/19, Due 12/25)	2,308	2,278	2,268
			2,308	2,278	2,268

Oracle Vision Bidco Limited (0.2%)*(3) (7) (8) (22)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	3,014	3,144	3,001
			3,014	3,144	3,001

Origin Bidco Limited (0.1%)*(3) (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(11)	597	582	585
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(16)	369	394	362
			966	976	947

OSP Hamilton Purchaser, LLC (0.2%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)	2,281	2,237	2,239
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)	—	(4)	(3)
			2,281	2,233	2,236

Pacific Health Supplies Bidco Pty Limited (0.7%)*(3) (7) (8) (23)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	9,068	8,744	8,836
			9,068	8,744	8,836

Pare SAS (SAS Maurice MARLE) (0.3%)*(3) (7) (8) (16)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	4,537	4,481	4,516
			4,537	4,481	4,516

Path Medical, LLC (0.3%)*(7) (31)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (9.5% PIK, Acquired 02/22, Due 10/22)(28)	8,465	4,571	4,571
		First Lien Senior Secured Term Loan 13.0% PIK, Acquired 02/22, Due 10/22)(28)	11,764	—	—
		Warrants (36,716 units, Acquired 02/22)		—	—
			20,229	4,571	4,571

Patriot New Midco 1 Limited (Forensic Risk Alliance) (0.5%)*(3) (7) (8)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 02/20, Due 02/27)(10)	3,764	3,690	3,478
		First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 02/20, Due 02/27)(16)	3,147	3,021	2,907
			6,911	6,711	6,385

PDQ.Com Corporation (0.6%)*(7)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)(8) (10)	7,546	7,284	7,300
		Class A-2 Partnership Units (26.32 units, Acquired 08/21)		29	37
			7,546	7,313	7,337

Permaconn Bidco Ltd (0.4%)*(3) (7) (8) (24)	Tele-communications	First Lien Senior Secured Term Loan (BBSY + 6.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	5,179	4,810	5,049
			5,179	4,810	5,049

PetroChoice Holdings, Inc. (0.6%)*(7) (8) (10) (31)	Chemicals, Plastics & Rubber	Second Lien Senior Secured Term Loan (LIBOR + 8.75%, 9.8% Cash, Acquired 02/22, Due 08/23)	9,000	8,190	8,190
			9,000	8,190	8,190

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Polara Enterprises, LLC (0.1%)*(7)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(8) (10)	$1,243	$1,219	$1,198
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(8) (10)	—	(10)	(20)
		Partnership Units (3,820.44 units, Acquired 12/21)		382	382
			1,243	1,591	1,560

Policy Services Company, LLC (3.2%)*(7)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, 4.0% PIK, Acquired 12/21, Due 06/26)(8) (10)	44,474	43,075	43,026
		Warrants - Class A (25,582 units, Acquired 12/21)		—	—
		Warrants - Class B (8,634 units, Acquired 12/21)		—	—
		Warrants - Class C (888 units, Acquired 12/21)		—	—
		Warrants - Class D (2,282 units, Acquired 12/21)		—	—
			44,474	43,075	43,026

Polymer Solutions Group Holdings, LLC (0.1%)*(7) (8) (9) (31)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 02/22, Due 01/23)	1,031	1,031	1,031
			1,031	1,031	1,031

Premium Franchise Brands, LLC (1.1%)*(7) (8) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	14,778	14,534	14,511
			14,778	14,534	14,511

Premium Invest (0.3%)*(3) (7) (8) (16)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	4,006	4,118	4,006
			4,006	4,118	4,006

Preqin MC Limited (0.2%)*(3) (7) (8) (20)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	2,789	2,701	2,739
			2,789	2,701	2,739

Process Equipment, Inc. (ProcessBarron) (0.4%)*(7) (8) (10)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	6,174	6,121	5,927
			6,174	6,121	5,927

Professional Datasolutions, Inc. (PDI) (0.1%)*(7) (8) (10)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	1,836	1,835	1,812
			1,836	1,835	1,812

ProfitOptics, LLC (0.2%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 03/22, Due 02/28)(8) (10)	1,770	1,735	1,734
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 03/22, Due 02/28)(8) (10)	—	(10)	(10)
		Second Lien Senior Subordinated Term Loan (8.0% Cash, Acquired 03/22, Due 02/29)	81	81	81
		LLC Units (241,935.48 units, Acquired 03/22)		161	161
			1,851	1,967	1,966

Proppants Holdings, LLC (0.0%)*(7) (31)	Energy: Oil & Gas	Common Stock (1,668,106 shares, Acquired 02/22)		—	—
				—	—

Protego Bidco B.V. (0.3%)*(3) (7) (8) (16)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/21, Due 03/27)	2,179	2,270	2,151
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	1,514	1,563	1,469
			3,693	3,833	3,620

QPE7 SPV1 BidCo Pty Ltd (0.2%)*(3) (7) (8) (24)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	2,071	1,956	2,046
			2,071	1,956	2,046

Questel Unite (0.5%)*(3) (7) (8) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)	6,892	6,805	6,892
			6,892	6,805	6,892

RA Outdoors, LLC (1.4%)*(7) (8) (10) (31)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 02/22, Due 04/26)	17,855	17,498	17,498
		Revolver (LIBOR + 6.75%, 7.8% Cash, Acquired 02/22, Due 04/26)	494	494	469
			18,349	17,992	17,967

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Recovery Point Systems, Inc. (0.9%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 08/26)(8) (10)	$11,619	$11,440	$11,526
		Partnership Equity (187,235 units, Acquired 03/21)		187	126
			11,619	11,627	11,652

Redwood Services Group, LLC (2.0%)*(7) (8) (9) (31)	Services: Business	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 02/22, Due 06/23)	10,594	10,594	10,594
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 02/22, Due 06/23)(7)	16,434	16,434	16,434
			27,028	27,028	27,028

Renovation Parent Holdings, LLC (0.4%)*(7)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 11/21, Due 11/27)(8) (10)	4,854	4,740	4,748
		Partnership Equity (197,368.42 units, Acquired 11/21)		197	197
			4,854	4,937	4,945

REP SEKO MERGER SUB LLC (0.6%)*(7) (8) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	7,763	7,574	7,650
			7,763	7,574	7,650

Resolute Investment Managers, Inc.(0.4%)*(7) (8) (10) (31)	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 9.0% Cash, Acquired 02/22, Due 04/25)	5,081	5,107	5,030
			5,081	5,107	5,030

Resonetics, LLC (0.3%)*(7) (8) (10)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 04/21, Due 04/29)	4,011	3,936	3,941
			4,011	3,936	3,941

Reward Gateway (UK) Ltd (0.2%)*(3) (7) (8) (21)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 08/21, Due 06/28)	3,164	3,222	3,082
			3,164	3,222	3,082

Riedel Beheer B.V. (0.1%)*(3) (7) (8) (16)	Food & Beverage	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)	1,858	1,836	1,808
			1,858	1,836	1,808

RPX Corporation (0.6%)*(7) (8) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	7,530	7,383	7,389
			7,530	7,383	7,389

RTIC Subsidiary Holdings, LLC (1.2%)*(7) (31)	Consumer Goods: Durable	First Lien Senior Secured Term Loan (LIBOR + 7.75%, 9.0% Cash, Acquired 02/22, Due 09/25)(8) (10)	9,661	9,661	9,661
		First Lien Senior Secured Term Loan (LIBOR + 7.75%, 9.0% Cash, Acquired 02/22, Due 09/25)(8) (10)	774	774	774
		Revolver (LIBOR + 7.75%, 9.0% Cash, Acquired 02/22, Due 09/25)(8) (10)	3,968	3,968	3,968
		Class A Preferred Stock (145.347 shares, Acquired 02/22)		4	4
		Class B Preferred Stock (145.347 shares, Acquired 02/22)		—	—
		Class C Preferred Stock (7,844.03 shares, Acquired 02/22)		450	450
		Common Stock (153 shares, Acquired 02/22)		—	—
			14,403	14,857	14,857

Ruffalo Noel Levitz, LLC (0.7%)*(7) (8) (10)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/22)	9,519	9,511	9,519
			9,519	9,511	9,519

Safety Products Holdings, LLC (0.9%)*(7)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(8) (9)	12,026	11,808	12,002
		Preferred Stock (372.1 shares, Acquired 12/20)		372	512
			12,026	12,180	12,514

Scaled Agile, Inc. (0.1%)*(7) (8) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)	1,748	1,707	1,728
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)	—	(6)	(3)
			1,748	1,701	1,725

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Serta Simmons Bedding LLC (0.8%)*(8) (9)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	$7,331	$7,230	$7,327
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,598	3,374	3,385
			10,929	10,604	10,712

SISU ACQUISITIONCO., INC. (0.5%)*(7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	7,009	6,894	6,708
			7,009	6,894	6,708

SMART Financial Operations, LLC (0.0%)*(7) (31)	Banking, Finance, Insurance & Real Estate	Preferred Stock (1,000,000 shares, Acquired 02/22)		—	—
				—	—

Smartling, Inc. (1.0%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)	13,846	13,547	13,572
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)	—	(22)	(20)
			13,846	13,525	13,552

Smile Brands Group Inc. (0.4%)*(7) (8) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 10/18, Due 10/24)	4,590	4,569	4,554
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 12/20, Due 10/25)	237	226	232
			4,827	4,795	4,786

SN BUYER, LLC (1.4%)*(7) (8) (9)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/20, Due 12/26)	18,394	18,093	18,394
			18,394	18,093	18,394

Sound Point CLO XX, Ltd. (0.2%)*(3) (31)	Multi-Sector Holdings	Subordinated Structured Notes (Residual Interest, current yield 18.99%, Acquired 02/22, Due 07/31)	4,489	2,332	2,284
			4,489	2,332	2,284

Springbrook Software (SBRK Intermediate, Inc.) (1.6%)*(7) (8) (9)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/19, Due 12/26)	21,142	20,799	20,730
			21,142	20,799	20,730

SPT Acquico Limited (0.0%)*(3) (7) (8) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	658	644	658
			658	644	658

SSCP Pegasus Midco Limited (0.2%)*(3) (7) (8) (13)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.7% Cash, Acquired 12/20, Due 11/27)	2,677	2,544	2,550
			2,677	2,544	2,550

Starnmeer B.V. (0.2%)*(3) (7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.4%, 6.9% Cash, Acquired 10/21, Due 04/27)	2,500	2,465	2,468
			2,500	2,465	2,468

Superjet Buyer, LLC (1.0%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	13,175	12,920	12,933
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(35)	(33)
			13,175	12,885	12,900

Syniverse Holdings, Inc. (1.3%)*(8) (10)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/18, Due 03/23)	17,256	16,595	16,700
			17,256	16,595	16,700

Syntax Systems Ltd (0.2%)*(3) (7) (8) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/28)	2,051	2,017	2,012
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/26)	564	554	553
			2,615	2,571	2,565

TA SL Cayman Aggregator Corp. (0.2%)*(7)	Technology	Subordinated Term Loan (7.8% PIK, Acquired 07/21, Due 07/28)	2,084	2,048	2,052
		Common Stock (1,227.79 shares, Acquired 07/21)		50	75
			2,084	2,098	2,127

Tank Holding Corp (1.4%)*(7) (8) (18)	Metal & Glass Containers	First Lien Senior Secured Term Loan (SOFR + 6.0%, 6.8% Cash, Acquired 03/22, Due 03/28)	19,127	18,698	18,698
		Revolver (SOFR + 6.0%, 6.8% Cash, Acquired 03/22, Due 03/28)	—	(20)	(20)
			19,127	18,678	18,678

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Team Car Care, LLC (1.0%)*(7) (8) (9) (31)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 8.0%, 9.0% Cash, Acquired 02/22, Due 06/24)	$12,687	$12,687	$12,687
			12,687	12,687	12,687

Team Services Group (1.1%)*(7) (8) (10) (31)	Services: Consumer	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 12/27)	9,903	9,903	9,779
		Second Lien Senior Secured Term Loan (LIBOR + 9.0%, 10.0% Cash, Acquired 02/22, Due 12/28)	5,000	4,975	4,950
			14,903	14,878	14,729

Techone B.V. (0.2%)*(3) (7) (8) (16)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	2,324	2,265	2,229
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 05/28)	106	97	96
			2,430	2,362	2,325

Tencarva Machinery Company, LLC (0.4%)*(7) (8) (10)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	5,486	5,378	5,384
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(19)	(18)
			5,486	5,359	5,366

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC) (0.3%)*(7)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(8) (10)	847	779	797
		Revolver (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(8) (10)	—	(14)	(11)
		Subordinated Term Loan (7.8% PIK, Acquired 10/21, Due 10/28)	3,333	3,270	3,276
			4,180	4,035	4,062

The Hilb Group, LLC (1.5%)*(7) (8) (10)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	20,269	19,888	19,815
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/19, Due 12/26)	299	246	236
			20,568	20,134	20,051

The Octave Music Group, Inc. (0.4%)*(7) (8) (9) (31)	Media: Diversified & Production	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, 0.75% PIK, Acquired 02/22, Due 05/25)	5,601	5,601	5,489
			5,601	5,601	5,489

Thermacell Repellents, Inc. (0.3%)*(7) (8) (10) (31)	Consumer Goods: Durable	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.75% Cash, Acquired 02/22, Due 12/26)	2,766	2,766	2,766
		Revolver (LIBOR + 5.75%, 6.75% Cash, Acquired 02/22, Due 12/26)	1,595	1,595	1,595
			4,361	4,361	4,361

Total Safety U.S. Inc. (0.5%)*(8) (11)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	6,400	6,228	6,208
			6,400	6,228	6,208

Transit Technologies LLC (0.4%)*(7) (8) (10)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/20, Due 02/25)	6,035	5,971	5,818
			6,035	5,971	5,818

Transportation Insight, LLC (0.8%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 4.7% Cash, Acquired 08/18, Due 12/24)	11,316	11,263	11,172
			11,316	11,263	11,172

Trident Maritime Systems, Inc. (1.1%)*(7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	14,888	14,677	14,888
			14,888	14,677	14,888

Truck-Lite Co., LLC (1.1%)*(7) (8) (10)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	14,964	14,620	14,652
			14,964	14,620	14,652

True Religion Apparel, Inc. (0.0%)*(7) (31)	Retail	Common Stock (2.71 shares, Acquired 02/22)		—	—
		Preferred Stock (2.82 shares, Acquired 02/22)		—	—
				—	—

Trystar, LLC (0.5%)*(7)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/18, Due 09/23)(8) (10)	6,980	6,897	6,869
		Class A LLC Units (440.97 units, Acquired 09/18)		481	402
			6,980	7,378	7,271

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
TSM II Luxco 10 SARL (0.8%)*(3) (7) (8) (17)	Chemicals & Plastics	Second Lien Senior Secured Term Loan (EURIBOR + 8.75%, 8.8% Cash, Acquired 03/22, Due 03/27)	$11,127	$10,658	$10,682
			11,127	10,658	10,682

Turbo Buyer, Inc. (0.5%)*(7) (8) (10)	Finance Companies	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/21, Due 12/25)	6,149	5,991	5,955
			6,149	5,991	5,955

Turf Products, LLC (0.7%)*(7) (29)	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt (10.0% Cash, Acquired 12/20, Due 10/23)	8,697	8,384	8,610
			8,697	8,384	8,610

Turnberry Solutions, Inc. (0.4%)*(7) (8) (19)	Consumer Cyclical	First Lien Senior Secured Term Loan (SOFR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	5,025	4,936	4,924
			5,025	4,936	4,924

U.S. Gas & Electric, Inc. (0.1%)*(7) (29)	Energy Services	Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)	2,285	1,785	1,785
		Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)(30)	2,485	—	—
			4,770	1,785	1,785

U.S. Silica Company (0.1%)*(3) (8) (9)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,472	1,474	1,444
			1,472	1,474	1,444

UKFast Leaders Limited (0.9%)*(3) (7) (8) (21)	Technology	First Lien Senior Secured Term Loan (SONIA + 7.12%, 7.1% Cash, Acquired 09/20, Due 9/27)	11,968	11,410	11,706
			11,968	11,410	11,706

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (1.2%)*(7) (8) (10)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/18, Due 11/24)	16,180	15,961	15,781
			16,180	15,961	15,781

Utac Ceram (0.4%)*(3) (7) (8)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/20, Due 09/27)(16)	1,669	1,708	1,641
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.5% Cash, Acquired 02/21, Due 09/27)(10)	3,518	3,458	3,459
			5,187	5,166	5,100

Validity, Inc. (0.4%)*(7) (8) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 07/19, Due 05/25)	4,783	4,693	4,773
			4,783	4,693	4,773

Velocity Pooling Vehicle, LLC (0.0%)*(7) (31)	Automotive	Common Stock (4,676 shares, Acquired 02/22)		60	60
		Warrants (5,591 units, Acquired 02/22)		72	72
				132	132

Victoria Bidco Limited (0.3%)*(3) (7) (8) (22)	Industrial Machinery	First Lien Senior Secured Term Loan (SONIA + 6.5%, 6.5% Cash, Acquired 03/22, Due 01/29)	3,646	3,618	3,523
			3,646	3,618	3,523

Vision Solutions, Inc. (0.5%)*(8) (10) (31)	Business equipment & services	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 02/22, Due 04/29)	6,500	6,497	6,373
			6,500	6,497	6,373

VistaJet Pass Through Trust 2021-1B (0.4%)*(7)	Airlines	Structured Secured Note - Class B (6.3% Cash, Acquired 11/21, Due 02/29)	5,000	5,000	4,986
			5,000	5,000	4,986

Vital Buyer, LLC (0.6%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/28)(8) (10)	7,802	7,661	7,802
		Partnership Units (16,442.9 units, Acquired 06/21)		164	283
			7,802	7,825	8,085

VOYA CLO 2015-2, LTD. (0.2%)*(3) (31)	Multi-Sector Holdings	Subordinated Structured Notes (Residual Interest, current yield 454.7%, Acquired 02/22, Due 07/27)	10,736	2,627	2,561
			10,736	2,627	2,561

VOYA CLO 2016-2, LTD. (0.2%)*(3) (31)	Multi-Sector Holdings	Subordinated Structured Notes (Residual Interest, current yield 15.05%, Acquired 02/22, Due 07/28)	11,088	3,653	3,185
			11,088	3,653	3,185

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
W2O Holdings, Inc. (0.2%)*(7) (10)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.1% Cash, Acquired 10/20, Due 06/25)	$2,147	$2,147	$2,147
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.7% Cash, Acquired 10/20, Due 06/25)(8)	—	(59)	—
			2,147	2,088	2,147

Walker Edison Furniture Company LLC (0.3%)*(7) (31)	Consumer Goods: Durable	Common Stock (2,819.53 shares, Acquired 02/22)		3,598	3,598
				3,598	3,598

Watermill-QMC Midco, Inc. (0.0%)*(7) (31)	Automotive	Equity (1.62% Partnership Interest, Acquired 02/22)		—	—
				—	—

Wawona Delaware Holdings, LLC (0.0%)*(7) (10) (31)	Beverage & Food	First Lien Senior Secured Term Loan (LIBOR + 4.75% 5.0% Cash, Acquired 02/22, Due 09/26)	45	41	40
			45	41	40

West Dermatology, LLC (0.7%)*(7) (8) (10) (31)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.5% Cash, Acquired 02/22, Due 02/25)	862	862	862
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 02/22, Due 02/25)	1,049	1,049	1,049
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, 0.8% PIK, Acquired 02/22, Due 02/25)	6,376	6,376	6,376
		Revolver (LIBOR + 6.0%, 7.0% Cash, 0.8% PIK, Acquired 02/22, Due 02/25)	1,105	1,105	1,105
			9,392	9,392	9,392

Wok Holdings Inc. (0.0%)*(9) (31)	Retail	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.5% Cash, Acquired 02/22, Due 03/26)	49	48	48
			49	48	48

Woodland Foods, LLC (0.8%)*(7)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(8) (10)	8,512	8,350	8,362
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(8) (10)	509	466	469
		Common Stock (1,663.31 shares, Acquired 12/21)		1,663	1,663
			9,021	10,479	10,494

World 50, Inc. (0.9%)*(7) (8) (9)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	2,637	2,578	2,632
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 09/20, Due 01/26)	9,009	8,858	8,866
			11,646	11,436	11,498

ZB Holdco LLC (0.2%)*(7)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 02/28)(8) (10)	2,705	2,627	2,623
		Revolver (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 02/28)(8) (10)	—	(17)	(17)
		LLC Units (152.69 units, Acquired 02/22)		153	153
			2,705	2,763	2,759

Zeppelin Bidco Limited (0.4%)*(3) (7) (8) (21)	Services: Business	First Lien Senior Secured Term Loan (SONIA + 6.25%, 6.3% Cash, Acquired 03/22, Due 03/29)	5,653	5,427	5,403
		Revolver (SONIA + 6.25%, 6.3% Cash, Acquired 03/22, Due 03/23)	—	(3)	(3)
			5,653	5,424	5,400

Subtotal Non–Control / Non–Affiliate Investments (144.8%)			2,029,027	1,950,064	1,917,558

Affiliate Investments: (4)
1888 Industrial Services, LLC (0.1%)*(7) (31)	Energy: Oil & Gas	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 05/23)(8) (10) (28)	4,186	419	151
		Revolver (LIBOR + 6.0%, 7.0% Cash, Acquired 02/22, Due 05/23)(8) (10)	1,307	1,184	1,145
		Warrants (7,546.76 units, Acquired 02/22)		—	—
			5,493	1,603	1,296

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Charming Charlie LLC (0.0%)*(7) (31)	Retail	First Lien Senior Secured Term Loan (LIBOR + 12.0%, 13.0% Cash, Acquired 02/22, Due 04/23)(8) (10) (28)	$4,948	$—	$—
		First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 04/23)(8) (10) (28)	3,413	—	—
		First Lien Senior Secured Term Loan (20.0% Cash, Acquired 02/22, Due 05/22)(28)	139	—	—
		Common Stock (34,923,249 shares, Acquired 02/22)		—	—
			8,500	—	—

Eclipse Business Capital, LLC (9.5%)*(7)	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	4,545	4,504	4,545
		Revolver (LIBOR + 7.25%, Acquired 07/21, Due 07/28)(10)	2,727	2,605	2,727
		LLC Units (89,447,396 units, Acquired 07/21)		89,850	118,366
			7,272	96,959	125,638

Hylan Datacom & Electrical LLC (1.0%)*(7) (31)	Construction & Building	First Lien Senior Secured Term Loan (SOFR + 8.0%, 9.0% Cash, Acquired 02/22, Due 03/26)(8)(19)	3,917	3,615	3,917
		Second Lien Senior Secured Term Loan (SOFR + 10.0%, 11.0% Cash, Acquired 02/22, Due 03/27)(8)(19)	3,850	3,850	3,850
		Common Stock (102,144 shares, Acquired 02/22)		5,219	5,219
			7,767	12,684	12,986

Jocassee Partners LLC (3.2%)*(3)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		35,158	42,106
				35,158	42,106

Kemmerer Operations, LLC (0.2%)*(7) (31)	Metals & Mining	First Lien Senior Secured Term Loan (15.0% PIK, Acquired 02/22, Due 06/23)	2,543	2,543	2,543
		Common Stock (6.78 shares, Acquired 02/22)		1,589	1,589
			2,543	4,132	4,132

Sierra Senior Loan Strategy JV I LLC (6.5%)*(3) (31)	Investment Funds & Vehicles	89.01% Member Interest, Acquired 02/22		85,963	82,910
				85,963	82,910

Thompson Rivers LLC (5.9%)*(3)	Investment Funds & Vehicles	16.0% Member Interest, Acquired 06/20		79,409	75,663
				79,409	75,663

Waccamaw River LLC (1.5%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 02/21		20,419	20,022
				20,419	20,022

Subtotal Affiliate Investments (28.0%)			31,575	336,327	364,753

Control Investments:(5)
Black Angus Steakhouses, LLC (1.2%)*(7) (31)	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan (LIBOR + 9.0%, 10.0% Cash, Acquired 02/22, Due 06/22)(8) (12)	5,647	5,647	5,647
		First Lien Senior Secured Term Loan (10.0% PIK, Acquired 02/22, Due 06/22)(8) (12) (28)	24,071	9,628	9,628
		Common Stock (44.6 shares, Acquired 02/22)		—	—
			29,718	15,275	15,275

JSC Tekers Holdings (0.4%)*(3) (7) (29)	Real Estate Management	Preferred Stock (9,159,085 shares, Acquired 12/20)		4,753	5,953
		Common Stock (35,571 shares, Acquired 12/20)		—	—
				4,753	5,953

MVC Automotive Group Gmbh (1.0%)*(3) (7) (29)	Automotive	Bridge Loan (6.0% Cash, Acquired 12/20, Due 06/26)	7,149	7,149	7,149
		Common Equity Interest (18,000 shares, Acquired 12/20)		9,554	6,729
			7,149	16,703	13,878

MVC Private Equity Fund LP (0.6%)*(3) (29)	Investment Funds & Vehicles	General Partnership Interest		225	191
		Limited Partnership Interest		8,899	7,508
				9,124	7,699

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Security Holdings B.V. (5.9%)*(3) (7) (29)	Electrical Engineering	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/22)	$5,727	$5,727	$5,727
		Senior Subordinated Loan (3.1% PIK, Acquired 12/20, Due 05/22)	9,598	9,598	9,598
		Subordinated Senior Subordinated Note (5.0% PIK, Acquired 01/22, Due 05/22)	14,292	14,567	14,292
		Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK, Acquired 04/21, Due 04/25)	7,149	7,639	7,149
		Common Stock Series A (17,100 shares, Acquired 02/22)		560	439
		Common Stock Series B (900 shares, Acquired 12/20)		21,264	41,104
			36,766	59,355	78,309

Subtotal Control Investments (9.1%)			73,633	105,210	121,114

Total Investments, March 31, 2022 (182.0%)*			$2,134,235	$2,391,601	$2,403,425

Derivative Instruments

Credit Support Agreements
Description(d)	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$15,000	$1,400
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	$100,000	$44,400	$—

Total Credit Support Agreements, March 31, 2022					$1,400
(a) The MVC Credit Support Agreement covers all of the investments acquired by Barings BDC, Inc. (the “Company”) from MVC Capital, Inc. ("MVC") in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “MVC Reference Portfolio”). Each investment that is included in the MVC Reference Portfolio is denoted in the above Schedule of Investments with footnote (29).
(b)      The Company and Barings LLC (“Barings”) entered into the MVC Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 or (2) the date on which the entire MVC Reference Portfolio has been realized or written off.
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreements.
(e)     The Sierra Credit Support Agreement covers all of the investments acquired by the Company from Sierra Income Corporation (“Sierra”) in connection with the Sierra Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from Sierra in connection with the Sierra Acquisition (collectively, the “Sierra Reference Portfolio”). Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (31).
(f)      The Company and Barings entered into the Sierra Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $100.0 million.
(g) Settlement Date means the earlier of (1) April 1, 2032 or (2) the date on which the entire Sierra Reference Portfolio has been realized or written off.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$67,436	$50,505	Bank of America, N.A.	04/08/22	$138
Foreign currency forward contract (AUD)	$22,755	A$31,386	Bank of America, N.A.	04/08/22	(815)
Foreign currency forward contract (AUD)	$19,490	A$27,000	Citibank N.A.	04/08/22	(787)
Foreign currency forward contract (AUD)	$6,494	A$9,050	HSBC Bank USA	04/08/22	(302)
Foreign currency forward contract (AUD)	$51,174	A$68,223	Bank of America, N.A.	07/07/22	(146)

Foreign currency forward contract (CAD)	C$3,203	$2,559	HSBC Bank USA	04/08/22	5
Foreign currency forward contract (CAD)	$2,506	C$3,203	Bank of America, N.A.	04/08/22	(58)
Foreign currency forward contract (CAD)	$2,549	C$3,190	HSBC Bank USA	07/07/22	(5)
Foreign currency forward contract (CAD)	$49	C$61	BNP Paribas SA	07/07/22	—

Foreign currency forward contract (DKK)	2,116kr.	$315	Bank of America, N.A.	04/08/22	1
Foreign currency forward contract (DKK)	$323	2,116kr.	Bank of America, N.A.	04/08/22	6
Foreign currency forward contract (DKK)	$323	2,159kr.	Bank of America, N.A.	07/07/22	(1)

Foreign currency forward contract (EUR)	€2,000	$2,215	Bank of America, N.A.	04/01/22	10
Foreign currency forward contract (EUR)	€86,555	$96,092	Bank of America, N.A.	04/08/22	225
Foreign currency forward contract (EUR)	€5,020	$5,701	HSBC Bank USA	04/08/22	(116)
Foreign currency forward contract (EUR)	$25,366	€23,000	HSBC Bank USA	04/08/22	(228)
Foreign currency forward contract (EUR)	$8,514	€7,500	BNP Paribas SA	04/08/22	168
Foreign currency forward contract (EUR)	$69,071	€61,075	Bank of America, N.A.	04/08/22	1,109
Foreign currency forward contract (EUR)	$95,469	€85,835	Bank of America, N.A.	07/07/22	(400)

Foreign currency forward contract (NZD)	NZ$11,600	$8,026	Bank of America, N.A.	04/08/22	42
Foreign currency forward contract (NZD)	$7,995	NZ$11,600	HSBC Bank USA	04/08/22	(74)
Foreign currency forward contract (NZD)	$8,151	NZ$11,801	Bank of America, N.A.	07/07/22	(44)

Foreign currency forward contract (GBP)	$13,131	£10,000	HSBC Bank USA	04/01/22	(35)
Foreign currency forward contract (GBP)	£8,819	$11,521	Bank of America, N.A.	04/08/22	90
Foreign currency forward contract (GBP)	$5,642	£4,220	HSBC Bank USA	04/08/22	86
Foreign currency forward contract (GBP)	$6,122	£4,599	Bank of America, N.A.	04/08/22	67
Foreign currency forward contract (GBP)	$12,612	£9,656	Bank of America, N.A.	07/07/22	(97)
Foreign currency forward contract (GBP)	£10,000	$13,128	HSBC Bank USA	07/07/22	35

Foreign currency forward contract (SEK)	1,875kr	$201	HSBC Bank USA	04/08/22	—
Foreign currency forward contract (SEK)	$207	1,875kr	HSBC Bank USA	04/08/22	6
Foreign currency forward contract (SEK)	$213	1,976kr	HSBC Bank USA	07/07/22	—
Total Foreign Currency Forward Contracts, March 31, 2022					$(1,120)
_______________________________________________________________
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Ferrellgas L.P., Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Company's Board of Directors (the "Board") determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended (the “1940 Act”), based on, among other things, the input of the Company's external investment adviser, Barings, the Company’s Audit Committee and independent valuation firms that have been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, BKBM or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of March 31, 2022 represented 182.0% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 28.7% of total investments at fair value as of March 31, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the three months ended March 31, 2022 were as follows:

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
1888 Industrial Services, LLC(e)	First Lien Senior Secured Term Loan (LIBOR +5.0%, 6.0% Cash)(f)	$—	$419	$—	$—	$(268)	$151	$8
	Revolver (LIBOR + 6.0%, 7.0% Cash)	—	1,184	—	—	(39)	1,145	—
	Warrants (7,546.76 units)	—	—	—	—	—	—	—
		—	1,603	—	—	(307)	1,296	8

Charming Charlie LLC(e)(f)	First Lien Senior Secured Term Loan (LIBOR + 12.0%, 13.0% Cash)	—	—	—	—	—	—	—
	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash)	—	—	—	—	—	—	—
	First Lien Senior Secured Term Loan (20.0% Cash)	—	—	—	—	—	—	—
	Common Stock (34,923,249 shares)	—	—	—	—	—	—	—
		—	—	—	—	—	—	—

Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	4,738	1	—	—	(194)	4,545	83
	Revolver (LIBOR + 7.25%)	1,818	914	—	—	(5)	2,727	39
	LLC units (89,849,519 units)	92,668	—	—	—	25,698	118,366	4,078
		99,224	915	—	—	25,499	125,638	4,200

Hylan Datacom & Electrical LLC(e)	First Lien Senior Secured Term Loan (SOFR + 8.0%, 9.0% Cash)	—	3,514	—	101	302	3,917	33
	Second Lien Senior Secured Term Loan (SOFR + 10.0%, 11.0% Cash)	—	3,850	—	—	—	3,850	26
	Common Stock (102,144 shares)	—	5,219	—	—	—	5,219	—
		—	12,583	—	101	302	12,986	59

Jocassee Partners LLC	9.1% Member Interest	37,601	5,000	—	—	(495)	42,106	—
		37,601	5,000	—	—	(495)	42,106	—

JSC Tekers Holdings(e)	Preferred Stock (9,159,085 shares)	6,197	—	(6,197)	—	—	—	—
	Common Stock (3,201 shares)	—	—	—	—	—	—	—
		6,197	—	(6,197)	—	—	—	—

Kemmerer Operations, LLC(e)	First Lien Senior Secured Term Loan (15.0% PIK)	—	2,543	—	—	—	2,543	40
	Common Stock (6.78 shares)	—	1,589	—	—	—	1,589	—
		—	4,132	—	—	—	4,132	40

Security Holdings B.V(e)	Bridge Loan (5.0% PIK 5/31/2021)	5,451	—	(5,451)	—	—	—	—
	Senior Subordinated Loan (3.1% PIK)	9,525	—	(9,525)	—	—	—	—
	Senior Unsecured Term Loan (9.0% PIK)	7,307	—	(7,307)	—	—	—	—
	Common Equity Interest	24,825	—	(24,825)	—	—	—	—
		47,108	—	(47,108)	—	—	—	—

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	—	85,963	—	—	(3,053)	82,910	—
		—	85,963	—	—	(3,053)	82,910	—

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Thompson Rivers LLC	16.0% Member Interest	84,438	—	(4)	—	(8,771)	75,663	3,192
		84,438	—	(4)	—	(8,771)	75,663	3,192

Waccamaw River LLC	20% Member Interest	13,501	6,700	—	—	(179)	20,022	300
		13,501	6,700	—	—	(179)	20,022	300

Total Affiliate Investments		$288,069	$116,896	$(53,309)	$101	$12,996	$364,753	$7,799
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
(f) Non-accrual investment.
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2022 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Black Angus Steakhouses, LLC(e)	First Lien Senior Secured Term Loan (10.0% PIK)(f)	$—	$9,628	$—	$—	$—	$9,628	$—
	First Lien Senior Secured Term Loan (LIBOR + 9.0%, 10.0% Cash)	—	5,647	—	—	—	5,647	55
	Common Stock (44.6 shares)	—	—	—	—	—	—	—
		—	15,275	—	—	—	15,275	55

JSC Tekers Holdings(e)	Preferred Stock (9,159,085 shares)	—	6,197	—	—	(244)	5,953	—
	Common Stock (3,201 shares)	—	—	—	—	—	—	—
		—	6,197	—	—	(244)	5,953	—

MVC Automotive Group GmbH(e)	Common Equity Interest	7,699	—	—	—	(970)	6,729	—
	Bridge Loan (6.0% PIK 12/31/2021)	7,149	—	—	—	—	7,149	107
		14,848	—	—	—	(970)	13,878	107

MVC Private Equity Fund LP	Limited Partnership Interest	7,376	—	—	—	132	7,508	—
	General Partnership Interest	188	—	—	—	3	191	(1,039)
		7,564	—	—	—	135	7,699	(1,039)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Security Holdings B.V(e)	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/22)	$—	$5,727	$—	$—	$—	$5,727	$72
	Senior Subordinated Loan (3.1% PIK, Acquired 12/20, Due 05/22)	—	9,598	—	—	—	9,598	78
	Subordinated Senior Subordinated Note (5.0% PIK, Acquired 12/20, Due 05/22)	—	14,567	—	—	(275)	14,292	160
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK, Acquired 04/21, Due 04/25)	—	7,307	—	—	(158)	7,149	268
	Common Stock Series A (17,100 shares, Acquired 02/22)	—	560	—	—	(121)	439	—
	Common Stock Series B (900 shares, Acquired 12/20)	—	24,827	—	—	16,277	41,104	—
		—	62,586	—	—	15,723	78,309	578

Total Control Investments		$22,412	$84,058	$—	$—	$14,644	$121,114	$(299)
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
(f) Non-accrual investment
(6)Some or all of the investment is or will be encumbered as security for the Company's $965.0 million senior secured credit facility with ING Capital LLC initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the "February 2019 Credit Facility").
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month LIBOR, which as of March 31, 2022 was 0.45200%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of March 31, 2022 was 0.96157%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of March 31, 2022 was 1.46986%.
(12)The interest rate on these loans is subject to 12 Month LIBOR, which as of March 31, 2022 was 2.10143%.
(13)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of March 31, 2022 was 1.03540%.
(14)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of March 31, 2022 was 1.47070%.
(15)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2022 was -0.53200%.
(16)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2022 was -0.45800%.
(17)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2022 was -0.36700%.
(18)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2022 was 0.30240%.
(19)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2022 was 0.67512%.
(20)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2022 was 1.07915%.
(21)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2022 was 0.91610%.
(22)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2022 was 1.19410%.
(23)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2022 was 0.01270%.
(24)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2022 was 0.23150%.
(25)The interest rate on these loans is subject to 3 Month CDOR, which as of March 31, 2022 was 1.26000%.
(26)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2022 was 0.00057%.
(27)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2022 was 1.49000%.
(28)Non-accrual investment.
(29)Investment was purchased as part of the MVC Acquisition and is part of the MVC Reference Portfolio for purposes of the MVC Credit Support Agreement.
(30)In 2017, MVC received $5.7 million of 9.5% second lien callable notes due in 2025, in lieu of an escrow to satisfy any indemnification claims associated with MVC’s sale of its equity investment in U.S. Gas & Electric ("U.S. Gas"). Effective January 1, 2018, the cost basis of the U.S. Gas second lien loan was decreased by approximately $3.0 million due to a working capital adjustment. This loan is still subject to indemnification adjustments.
(31)Investment was purchased as part of the Sierra Acquisition and is part of the Sierra Reference Portfolio for purposes of the Sierra Credit Support Agreement.

See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (2.2%)*(7) (8) (10)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 07/19, Due 07/25)	$16,434	$16,185	$16,434
			16,434	16,185	16,434

Accelerate Learning, Inc. (1.0%)*(7) (8) (10)	Education Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/18, Due 12/24)	7,568	7,486	7,429
			7,568	7,486	7,429

Acclime Holdings HK Limited (0.2%)*(3) (7) (8) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	1,211	1,138	1,147
			1,211	1,138	1,147

Accurus Aerospace Corporation (3.2%)*(7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.50% PIK, Acquired 10/18, Due 10/24)	24,874	24,684	24,016
			24,874	24,684	24,016

ADB Safegate (0.7%)*(3) (8) (10)	Aerospace & Defense	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.8% Cash, Acquired 08/21, Due 07/25)	5,500	5,091	5,106
			5,500	5,091	5,106

Advantage Software Company (The), LLC (0.0%)*(7)	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units, Acquired 12/21)		280	280
		Class A2 Partnership Units (2,248.46 units, Acquired 12/21)		72	72
		Class B1 Partnership Units (8,717.76 units, Acquired 12/21)		9	9
		Class B2 Partnership Units (2,248.46 units, Acquired 12/21)		2	2
				363	363

Aftermath Bidco Corporation (1.3%)* (7) (8) (10)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 04/19, Due 04/25)	9,425	9,299	9,303
			9,425	9,299	9,303

Air Canada 2020-2 Class B Pass Through Trust (0.9%)*	Airlines	Structured Secured Note - Class B (9.0% Cash, Acquired 09/20, Due 10/25)	6,170	6,170	6,822
			6,170	6,170	6,822

Air Comm Corporation, LLC (1.5%)* (7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 07/27)	11,540	11,265	11,280
			11,540	11,265	11,280

AIT Worldwide Logistics Holdings, Inc. (1.0%)*(7)	Transportation Services	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 04/21, Due 04/29)(8) (10)	6,460	6,325	6,460
		Partnership Units (348.68 units, Acquired 04/21)		349	689
			6,460	6,674	7,149

Alpine US Bidco LLC (2.4%)*(7) (8) (10)	Agricultural Products	Second Lien Senior Secured Term Loan (LIBOR + 9.0%, 9.8% Cash, Acquired 05/21, Due 05/29)	18,157	17,642	17,975
			18,157	17,642	17,975

Amtech LLC (0.5%)*(7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)	4,091	3,958	3,955
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(10)	—	(13)	(14)
			4,091	3,945	3,941

Anagram Holdings, LLC (2.2%)*(3)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note (10.0% Cash, 5.0% PIK, Acquired 08/20, Due 08/25)	14,395	13,459	16,051
			14,395	13,459	16,051

AnalytiChem Holding Gmbh (0.3%)* (3) (7) (8) (14)	Chemicals	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)	2,801	2,580	2,576
			2,801	2,580	2,576

Anju Software, Inc. (1.8%)*(7) (8) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 02/19, Due 02/25)	13,528	13,355	13,284
			13,528	13,355	13,284

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
AP Aristotle Holdings, LLC (0.2)*(7)	Oil Field Services	Subordinated Term Loan (19.8% Cash, Acquired 12/21, Due 06/25)	$1,883	$1,890	$1,854
			1,883	1,890	1,854

Apex Bidco Limited (0.3%)*(3) (7)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 01/20, Due 01/27)(8) (12)	1,974	1,869	1,970
		Subordinated Senior Unsecured Term Loan (8.0% PIK, Acquired 01/20, Due 07/27)	278	264	278
			2,252	2,133	2,248

Aptus 1829. GmbH (0.6%)*(3) (7)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(8) (14)	4,656	4,717	4,552
		Preferred Stock (13 shares, Acquired 09/21)		120	111
		Common Stock (48 shares, Acquired 09/21)		12	11
			4,656	4,849	4,674

Apus Bidco Limited (0.5%)*(3) (7) (8) (17)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 02/21, Due 03/28)	3,902	3,874	3,823
			3,902	3,874	3,823

AQA Acquisition Holding, Inc. (2.7%)*(7) (8) (10)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 03/21, Due 03/29)	20,000	19,510	20,000
			20,000	19,510	20,000

Aquavista Watersides 2 LTD (1.0%)*(3) (7) (8) (17)	Transportation Services	First Lien Senior Secured Term Loan (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/28)	6,042	5,696	5,766
		Second Lien Senior Secured Term Loan (SONIA + 10.5% PIK, Acquired 12/21, Due 12/28)	1,510	1,446	1,465
		Revolver (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/22)	—	(4)	(5)
			7,552	7,138	7,226

Arch Global Precision LLC (1.2%)*(7) (8) (10)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 04/19, Due 04/26)	9,248	9,244	9,248
			9,248	9,244	9,248

Archimede (1.1%)*(3) (7) (8) (14)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 10/20, Due 10/27)	8,415	8,761	8,255
			8,415	8,761	8,255

Argus Bidco Limited (0.5%)*(3) (7) (8)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.8% Cash, Acquired 12/20, Due 12/27)(16)	2,682	2,559	2,682
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)(10)	672	653	672
			3,354	3,212	3,354

Armstrong Transport Group (Pele Buyer, LLC ) (0.5%)*(7) (8) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 06/19, Due 06/24)	4,020	3,961	3,939
			4,020	3,961	3,939

ASPEQ Heating Group LLC (1.1%)* (7) (8) (9)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/19, Due 11/25)	8,464	8,377	8,464
			8,464	8,377	8,464

Astra Bidco Limited (0.7%)*(3) (7) (8) (16)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.75%, 5.8% Cash, Acquired 11/21, Due 11/28)	5,786	5,479	5,535
			5,786	5,479	5,535

Auxi International (0.3%)*(3) (7) (8)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 12/19, Due 12/26)(15)	1,592	1,521	1,439
		First Lien Senior Secured Term Loan (SONIA + 6.25%, 6.3% Cash, Acquired 04/21, Due 12/26)(17)	907	897	820
			2,499	2,418	2,259

Avance Clinical Bidco Pty Ltd (0.8%)*(3) (7) (8) (20)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 11/21, Due 11/27)	6,457	6,040	6,158
			6,457	6,040	6,158

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
AVSC Holding Corp. (1.6%)*	Advertising	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, 0.25% PIK, Acquired 08/18, Due 03/25)(8) (10)	$4,867	$4,405	$4,458
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.0% PIK, Acquired 08/18, Due 10/26)(8) (10)	748	693	693
		First Lien Senior Secured Term Loan (5.0% Cash, 10.0% PIK, Acquired 11/20, Due 10/26)	5,514	5,399	6,404
			11,129	10,497	11,555

Azalea Buyer, Inc. (0.8%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(10)	4,606	4,496	4,494
		Subordinated Term Loan (12.0% PIK, Acquired 11/21, Due 05/28)	1,260	1,235	1,234
		Common Stock (192,307.7 shares, Acquired 11/21)		192	192
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(10)	—	(9)	(10)
			5,866	5,914	5,910

Bariacum S.A. (0.8%)*(3) (7) (8) (14)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	6,482	6,236	6,244
			6,482	6,236	6,244

BDP International, Inc. (f/k/a BDP Buyer, LLC) (2.0%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/18, Due 12/24)	14,849	14,643	14,626
			14,849	14,643	14,626

Benify (Bennevis AB) (0.2%)*(3) (7) (8) (18)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 07/19, Due 07/26)	1,286	1,222	1,286
			1,286	1,222	1,286

Beyond Risk Management, Inc. (0.3%)*(7) (8) (10)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 10/21, Due 09/27)	2,427	2,336	2,327
			2,427	2,336	2,327

Bidwax (1.0%)*(3) (7) (8) (14)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 02/21, Due 02/28)	7,960	8,062	7,741
			7,960	8,062	7,741

BigHand UK Bidco Limited (0.1%)*(3) (7) (8) (13)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.4% Cash, Acquired 01/21, Due 01/28)	909	880	878
			909	880	878

Black Diamond Equipment Rentals LLC (1.5%)*(7) (25)	Equipment Rental	Second Lien Loan (12.5% Cash, Acquired 12/20, Due 06/22)	10,000	10,000	10,000
		Warrant (4.17 units, Acquired 12/20)		1,010	864
			10,000	11,010	10,864

Bounteous, Inc. (0.6%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	4,911	4,752	4,756
			4,911	4,752	4,756

Brightline Trains Florida LLC (0.7%)*(7)	Transportation	Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	5,000	5,000	5,005
			5,000	5,000	5,005

Brightpay Limited (0.3%)*(3) (7) (8) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	1,918	1,883	1,862
			1,918	1,883	1,862

BrightSign LLC (1.9%)*(7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(8) (10)	12,811	12,687	12,683
		LLC units (1,107,492.71 units, Acquired 10/21)		1,107	1,135
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(8) (10)	—	(13)	(13)
			12,811	13,781	13,805

British Airways 2020-1 Class B Pass Through Trust (0.1%)*	Airlines	Structured Secured Note - Class B (8.4% Cash, Acquired 11/20, Due 11/28)	810	810	916
			810	810	916

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
British Engineering Services Holdco Limited (2.1%)*(3) (7) (8) (17)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (SONIA + 6.75%, 7.0% Cash, Acquired 12/20, Due 12/27)	$15,530	$15,081	$15,406
		Revolver (SONIA + 6.75%, 7.0% Cash, Acquired 12/20, Due 06/22)	—	(2)	(5)
			15,530	15,079	15,401

Brown Machine Group Holdings, LLC (0.9%)*(7) (8) (9)	Industrial Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 10/18, Due 10/24)	6,634	6,587	6,634
			6,634	6,587	6,634

Cadent, LLC (f/k/a Cross MediaWorks) (0.9%)*(7) (8) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 09/18, Due 09/23)	6,913	6,888	6,913
			6,913	6,888	6,913

CAi Software, LLC (1.2%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	9,057	8,877	8,876
		Revolver (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	—	(19)	(19)
			9,057	8,858	8,857

Canadian Orthodontic Partners Corp.(0.2%)*(3) (7) (8) (21)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	1,640	1,697	1,625
			1,640	1,697	1,625

Carlson Travel, Inc (1.2%)*	Business Travel Management	First Lien Senior Secured Note (8.5% Cash, Acquired 11/21, Due 11/26)	6,050	5,654	6,161
		Common Stock (94,155 shares, Acquired 11/21)		1,655	3,084
			6,050	7,309	9,245

Centralis Finco S.a.r.l. (0.1%)*(3) (7) (8) (14)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/20, Due 05/27)	807	739	807
			807	739	807

Ceres Pharma NV (0.6%)*(3) (7) (8) (15)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 10/21, Due 10/28)	4,556	4,444	4,355
			4,556	4,444	4,355

Cineworld Group PLC (0.5%)*(3)	Leisure Products	Super Senior Secured Term Loan (7.0% Cash, 8.3% PIK, Acquired 11/20, Due 05/24)	1,786	1,591	2,128
		Super Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 07/21, Due 05/24)(8) (11)	994	961	1,054
		Warrants (553,375 units, Acquired 12/20)		102	244
			2,780	2,654	3,426

Classic Collision (Summit Buyer, LLC) (1.7%)*(7) (8) (10)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/26)	12,587	12,384	12,448
			12,587	12,384	12,448

CM Acquisitions Holdings Inc. (2.6%)*(7) (8) (10)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/19, Due 05/25)	19,106	18,897	19,106
			19,106	18,897	19,106

CMT Opco Holding, LLC (Concept Machine) (0.6%)*(7)	Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/20, Due 01/25)(8) (10)	4,144	4,090	3,999
		LLC Units (8,782 units, Acquired 01/20)		352	227
			4,144	4,442	4,226

Coastal Marina Holdings, LLC (2.4%)*(7)	Other Financial	Subordinated Term Loan (10.0% PIK, Acquired 11/21, Due 11/31)	17,608	15,965	15,966
		LLC Units (547,591 units, Acquired 11/21)		1,643	1,643
			17,608	17,608	17,609

Cobham Slip Rings SAS (0.6%)*(3) (7) (8) (10)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.4% Cash, Acquired 11/21, Due 11/28)	4,303	4,199	4,196
			4,303	4,199	4,196

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Command Alkon (Project Potter Buyer, LLC) (1.9%)*(7)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 04/20, Due 04/27)(8) (9)	$13,779	$13,290	$13,658
		Class A Units (90.384 units, Acquired 04/20)		90	101
		Class B Units (33,324.69 units, Acquired 04/20)		—	186
			13,779	13,380	13,945

Contabo Finco S.À R.L (0.8%)*(3) (7) (8) (16)	Internet Software & Services	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 11/21, Due 10/26)	5,949	5,819	5,830
			5,949	5,819	5,830

Coyo Uprising GmbH (0.6%)*(3) (7)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/28)(8) (14)	4,062	4,050	3,938
		Class A Units (440.0 units, Acquired 09/21)		205	587
		Class B Units (191.0 units, Acquired 09/21)		446	252
			4,062	4,701	4,777

Crash Champions (1.9%)*(7) (8) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	14,567	14,040	13,968
			14,567	14,040	13,968

CSL DualCom (0.2%)*(3) (7) (8) (13)	Tele-communications	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 09/20, Due 09/27)	1,341	1,203	1,301
			1,341	1,203	1,301

Custom Alloy Corporation (4.0%)*(7) (24) (25)	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan (15.0% PIK, Acquired 12/20, Due 04/22)	45,000	37,043	27,450
		Revolver (15.0% PIK, Acquired 12/20, Due 04/22)	4,255	3,738	2,596
			49,255	40,781	30,046

CVL 3 (1.3%)*(3) (7) (8)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(14)	5,913	5,724	5,766
		First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(22)	3,382	3,298	3,298
		6-Month Bridge Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 06/22)(14)	796	772	788
			10,091	9,794	9,852

CW Group Holdings, LLC (0.4%)*(7)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/21, Due 01/27)(8) (10)	2,817	2,762	2,774
		LLC Units (161,290.32 units, Acquired 01/21)		161	112
			2,817	2,923	2,886

Dart Buyer, Inc. (1.6%)*(3) (7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 04/19, Due 04/25)	12,217	12,047	11,734
			12,217	12,047	11,734

DecksDirect, LLC (0.1%)*(7)	Building Materials	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(8) (9)	727	713	713
		Revolver (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(8) (10)	—	(4)	(4)
		LLC Units (1,280.8 units, Acquired 12/21)		55	55
			727	764	764

Discovery Education, Inc. (1.6%)*(7) (8) (10)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 10/26)	11,815	11,626	11,815
			11,815	11,626	11,815

Distinct Holdings, Inc. (0.9%)*(7) (8) (9)	Systems Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 04/19, Due 12/23)	6,880	6,841	6,715
			6,880	6,841	6,715

Dragon Bidco (0.4%)*(3) (7) (8) (15)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	2,729	2,812	2,676
			2,729	2,812	2,676

DreamStart Bidco SAS (d/b/a SmartTrade) (0.3%)*(3) (7) (8) (15)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/20, Due 03/27)	2,418	2,295	2,385
			2,418	2,295	2,385

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Dune Group (0.2%)*(3) (7) (8)	Health Care Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.0% Cash, Acquired 09/21, Due 09/28)(10)	$1,230	$1,205	$1,202
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(14)	131	105	113
			1,361	1,310	1,315

Dwyer Instruments, Inc. (0.6%)*(7) (8) (10)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.3% Cash, Acquired 07/21, Due 07/27)	4,563	4,452	4,516
			4,563	4,452	4,516

Echo Global Logistics, Inc. (2.0%)*(7)	Air Transportation	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 11/21, Due 11/29)(8) (10)	14,469	14,210	14,216
		Partnership Equity (530.92 units, Acquired 11/21)		531	531
			14,469	14,741	14,747

Ellkay, LLC (0.7%)*(7) (8) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	4,988	4,892	4,898
			4,988	4,892	4,898

EMI Porta Holdco LLC (1.2%)*(7) (8) (10)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	9,576	9,141	9,136
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(59)	(59)
			9,576	9,082	9,077

Entact Environmental Services, Inc. (0.8%)*(7) (8) (10)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/21, Due 12/25)	5,705	5,657	5,631
			5,705	5,657	5,631

EPS NASS Parent, Inc. (0.8%)*(7) (8) (10)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	5,813	5,695	5,715
			5,813	5,695	5,715

Eshipping, LLC (0.8%)*(7) (8)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(9)	5,965	5,799	5,795
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 12/27)(10)	255	226	225
			6,220	6,025	6,020

F24 (Stairway BidCo Gmbh) (0.2%)*(3) (7) (8) (14)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 08/20, Due 08/27)	1,621	1,649	1,621
			1,621	1,649	1,621

Ferrellgas L.P. (0.4%)*(3) (7)	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units, Acquired 03/21)		2,799	3,146
				2,799	3,146

Fineline Technologies, Inc. (0.2%)*(7) (8) (10)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/21, Due 02/28)	1,306	1,283	1,306
			1,306	1,283	1,306

FitzMark Buyer, LLC (0.6%)*(7) (8) (10)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/20, Due 12/26)	4,269	4,197	4,184
			4,269	4,197	4,184

Flexential Issuer, LLC (2.1%)*	Information Technology	Structured Secured Note - Class C (6.9% Cash, Acquired 11/21, Due 11/51)	16,000	14,817	15,609
			16,000	14,817	15,609

FragilePak LLC (0.7%)*(7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(8) (9)	4,697	4,519	4,541
		Partnership Units (937.5 units, Acquired 05/21)		938	926
			4,697	5,457	5,467

Front Line Power Construction LLC (0.5%)*	Construction Machinery	First Lien Senior Secured Term Loan (LIBOR + 12.5%, 13.5% Cash, Acquired 11/21, Due 11/28)(7) (8) (10)	4,000	3,872	3,880
		Common Stock (50,848 shares, Acquired 11/21)		130	111
			4,000	4,002	3,991

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
FSS Buyer LLC (0.9%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(8) (10)	$6,913	$6,773	$6,790
		LP Interest (1,160.9 units, Acquired 08/21)		12	30
		LP Units (5,104.32 units, Acquired 08/21)		51	132
			6,913	6,836	6,952

GTM Intermediate Holdings, Inc. (2.0%)*(7) (25)	Medical Equipment Manufacturer	Second Lien Loan (11.0% Cash, 1.0% PIK, Acquired 12/20, Due 12/24)	11,500	11,449	11,500
		Series A Preferred Units (1,434,472.41 units)		2,166	2,290
		Series C Preferred Units (715,649.59 units)		1,081	1,184
			11,500	14,696	14,974

Gulf Finance, LLC (0.1%)*(8) (9)	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 11/21, Due 08/26)	832	799	774
			832	799	774

Hawaiian Airlines 2020-1 Class B Pass Through Certificates (1.0%)*	Airlines	Structured Secured Note - Class B (11.3% Cash, Acquired 08/20, Due 09/25)	6,093	6,093	7,213
			6,093	6,093	7,213

Heartland Veterinary Partners, LLC (1.2%)*(7)	Healthcare	Subordinated Term Loan (11.0% PIK, Acquired 11/21, Due 11/28)	9,343	9,096	9,093
			9,343	9,096	9,093

Heartland, LLC (1.9%)*(7) (8) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/19, Due 08/25)	14,075	13,976	13,794
			14,075	13,976	13,794

Heavy Construction Systems Specialists, LLC (1.0%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)	7,368	7,199	7,221
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)	—	(54)	(53)
			7,368	7,145	7,168

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.2%)*(3) (7) (8) (15)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 09/19, Due 09/26)	8,789	9,380	8,612
			8,789	9,380	8,612

Highpoint Global LLC (0.7%)*(7) (25)	Government Services	Second Lien Note (12.0% Cash, 2.0% PIK, Acquired 12/20, Due 09/22)	5,416	5,395	5,416
			5,416	5,395	5,416

Home Care Assistance, LLC (0.5%)*(7) (8) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 03/21, Due 03/27)	3,830	3,762	3,753
			3,830	3,762	3,753

HTI Technology & Industries (3.0%)* (7) (25)	Electronic Component Manufacturing	Second Lien Note (12.0% Cash, 4.8% PIK, Acquired 12/20, Due 09/24)	22,746	22,096	22,215
			22,746	22,096	22,215

HW Holdco, LLC (Hanley Wood LLC) (1.8%)*(7) (8) (9)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/18, Due 12/24)	13,437	13,189	13,137
			13,437	13,189	13,137

IGL Holdings III Corp. (0.6%)*(7) (8) (10)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/20, Due 11/26)	4,324	4,231	4,268
			4,324	4,231	4,268

IM Analytics Holding, LLC (d/b/a NVT) (0.9%)*(7) (8)	Electronic Instruments & Components	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 11/19, Due 11/23)(10)	8,126	8,085	6,603
		Warrant (68,950 units, Acquired 11/19)		—	—
			8,126	8,085	6,603

IM Square (0.9%)*(3) (7) (8) (15)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/28)	7,051	7,232	6,938
			7,051	7,232	6,938

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Infoniqa Holdings GmbH (1.2%)*(3) (7) (8) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 11/21, Due 11/28)	$9,243	$8,947	$8,989
			9,243	8,947	8,989

Innovad Group II BV (0.8%)*(3) (7) (8) (14)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 04/21, Due 04/28)	6,256	6,321	5,876
			6,256	6,321	5,876

INOS 19-090 GmbH (0.7%)*(3) (7) (8) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 12/20, Due 12/27)	5,271	5,495	5,263
			5,271	5,495	5,263

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.9%)*(7) (8) (10)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/20, Due 02/26)	6,737	6,639	6,407
			6,737	6,639	6,407

ITI Intermodal, Inc. (0.1%)*(7) (8)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(9)	721	705	705
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(10)	—	(2)	(2)
			721	703	703

Jade Bidco Limited (Jane's) (0.3%)*(3) (7) (8) (11)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 11/19, Due 12/26)	2,315	2,257	2,315
			2,315	2,257	2,315

Jaguar Merger Sub Inc. (0.3%)*(7) (8) (10)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 09/24)	2,543	2,487	2,486
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 09/24)		(6)	(6)
			2,543	2,481	2,480

Jedson Engineering, Inc. (0.4%)*(7) (25)	Engineering & Construction Management	First Lien Loan (12.0% Cash, Acquired 12/20, Due 06/24)	2,650	2,650	2,650
			2,650	2,650	2,650

JetBlue 2019-1 Class B Pass Through Trust (0.6%)*	Airlines	Structured Secured Note - Class B (8.0% Cash, Acquired 08/20, Due 11/27)	4,165	4,165	4,805
			4,165	4,165	4,805

JF Acquisition, LLC (0.5%)*(7) (8) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 07/24)	3,866	3,763	3,711
			3,866	3,763	3,711

Kano Laboratories LLC (1.2%)*(7)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 11/20, Due 11/26)(8) (11)	9,002	8,773	8,728
		Partnership Equity (203.2 units, Acquired 11/20)		203	205
			9,002	8,976	8,933

Kene Acquisition, Inc. (En Engineering) (1.0%)*(7) (8) (9)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 08/19, Due 08/26)	7,225	7,125	7,080
			7,225	7,125	7,080

Kid Distro Holdings, LLC (1.3%)*(7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/21, Due 10/27)(8) (10)	9,362	9,168	9,174
		Partnership Equity (637,677.11 units, Acquired 10/21)		638	638
			9,362	9,806	9,812

Kona Buyer, LLC (1.2%)*(7) (8) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/20, Due 12/27)	8,994	8,785	8,994
			8,994	8,785	8,994

LAF International (0.2%)*(3) (7) (8) (15)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	1,478	1,543	1,446
			1,478	1,543	1,446

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Lambir Bidco Limited (0.9%)*(3) (7)	Healthcare	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/28)(8) (14)	$5,017	$4,770	$4,810
		Second Lien Senior Secured Term Loan (12.0% PIK, Acquired 12/21, Due 06/29)	1,417	1,363	1,375
		Revolver (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/24)(8) (14)	314	292	295
			6,748	6,425	6,480

Learfield Communications, LLC (1.1%)*	Broadcasting	First Lien Senior Secured Term Loan (LIBOR + 3.25%, 4.3% Cash, Acquired 08/20, Due 12/23)(8) (9)	135	95	128
		First Lien Senior Secured Term Loan (LIBOR + 3.0%, 3.0% Cash, 10.2% PIK, Acquired 08/20, Due 12/23)(10)	7,954	7,909	7,959
			8,089	8,004	8,087

Legal Solutions Holdings (0.8%)*(7) (24) (25)	Business Services	Senior Subordinated Loan (16.0% PIK, Acquired 12/20, Due 03/22)	11,836	10,129	5,918
			11,836	10,129	5,918

LivTech Purchaser, Inc. (0.1%)*(7) (8) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 01/21, Due 12/25)	918	908	910
			918	908	910

Marmoutier Holding B.V. (0.3%)*(3) (7) (8) (14)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/21, Due 12/28)	1,944	1,872	1,880
		Revolver (EURIBOR + 5.0%, 5.0% Cash, Acquired 12/21, Due 06/27)	—	(4)	(4)
			1,944	1,868	1,876

MC Group Ventures Corporation (0.6%)*(7)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(8) (10)	3,687	3,598	3,656
		Partnership Units (746.66 units, Acquired 06/21)		747	761
			3,687	4,345	4,417

Media Recovery, Inc. (SpotSee) (1.0%)*(7) (8)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 11/25)(10)	2,933	2,892	2,933
		First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 11/25)(12)	4,442	4,303	4,442
			7,375	7,195	7,375

Medical Solutions Parent Holdings, Inc. (0.6%)*(8) (10)	Healthcare	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.5% Cash, Acquired 11/21, Due 11/29)	4,421	4,377	4,362
			4,421	4,377	4,362

MNS Buyer, Inc. (0.1%)*(7)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(8) (9)	921	903	905
		Partnership Units (76.92 Units, Acquired 08/21)		77	78
			921	980	983

Modern Star Holdings Bidco Pty Limited. (1.1%)*(3) (7) (8) (19)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/26)	8,368	8,281	8,299
			8,368	8,281	8,299

MSG National Properties (0.3%)*(3) (7) (8) (10)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.0% Cash, Acquired 11/20, Due 11/25)	2,437	2,378	2,486
			2,437	2,378	2,486

Murphy Midco Limited (0.7%)*(3) (7) (8) (13)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 4.75%, 4.8% Cash, Acquired 11/20, Due 11/27)	5,252	4,951	5,104
			5,252	4,951	5,104

Music Reports, Inc. (1.0%)*(7) (8) (10)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 08/20, Due 08/26)	7,462	7,288	7,313
			7,462	7,288	7,313

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Narda Acquisitionco., Inc. (0.8%)*(7)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(8) (10)	$5,680	$5,581	$5,580
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(8) (10)	—	(23)	(23)
		Class A Preferred Stock (4,587.38 shares, Acquired 12/21)		459	459
		Class B Common Stock (509.71 shares, Acquired 12/21)		51	51
			5,680	6,068	6,067

Navia Benefit Solutions, Inc. (0.4%)* (7) (8) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 02/21, Due 02/27)	2,727	2,668	2,703
			2,727	2,668	2,703

Nexus Underwriting Management Limited (0.2%)*(3) (7) (8) (17)	Other Financial	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 12/21, Due 10/28)	1,691	1,620	1,630
		First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 12/21, Due 04/22)	103	102	101
			1,794	1,722	1,731

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions) (0.6%)*(7) (8) (9)	Energy Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/18, Due 10/25)	4,753	4,734	4,677
			4,753	4,734	4,677

Northstar Recycling, LLC (0.3%)*(7) (8) (10)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/21, Due 09/27)	2,500	2,452	2,450
			2,500	2,452	2,450

OA Buyer, Inc. (1.1%)*(7)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(8) (10)	8,501	8,331	8,331
		Revolver (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(8) (10)	—	(27)	(27)
		Partnership Units (210,920.11 units, Acquired 12/21)		211	211
			8,501	8,515	8,515

Odeon Cinemas Group Limited (0.5%)*(3) (7)	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan (10.8% Cash, Acquired 02/21, Due 08/23)	3,954	4,055	4,033
			3,954	4,055	4,033

OG III B.V. (0.4%)*(3) (7) (8) (14)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	2,916	2,997	2,843
			2,916	2,997	2,843

Omni Intermediate Holdings, LLC (1.5%)*(7) (8) (9)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	11,831	11,461	11,491
			11,831	11,461	11,491

Options Technology Ltd. (0.3%)*(3) (7) (8) (10)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 12/19, Due 12/25)	2,313	2,282	2,267
			2,313	2,282	2,267

Oracle Vision Bidco Limited (0.4%)*(3) (7) (8) (17)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	3,100	3,141	3,028
			3,100	3,141	3,028

Origin Bidco Limited (0.1%)*(3) (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(10)	597	582	584
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(14)	377	394	369
			974	976	953

OSP Hamilton Purchaser, LLC (0.3%)*(7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(9)	2,281	2,235	2,235
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(10)	—	(4)	(4)
			2,281	2,231	2,231

Pacific Health Supplies Bidco Pty Limited (1.1%)*(3) (7) (8) (20)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 12/20, Due 12/25)	8,779	8,730	8,529
			8,779	8,730	8,529

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Pare SAS (SAS Maurice MARLE) (0.6%)*(3) (7) (14)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	$4,638	$4,478	$4,638
			4,638	4,478	4,638

Patriot New Midco 1 Limited (Forensic Risk Alliance) (0.9%)*(3) (7) (8)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 02/20, Due 02/27)(10)	3,764	3,685	3,591
		First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 02/20, Due 02/27)(14)	3,216	3,017	3,068
			6,980	6,702	6,659

PDQ.Com Corporation (1.2%)*(7)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)(8) (10)	9,062	8,710	8,707
		Class A-2 Partnership Units (26.32 units, Acquired 08/21)		29	29
			9,062	8,739	8,736

Permaconn Bidco Ltd (2.0%)*(3) (7) (8) (19)	Tele-communications	First Lien Senior Secured Term Loan (BBSY + 6.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	15,012	14,386	14,599
			15,012	14,386	14,599

Polara Enterprises, LLC (0.6%)*(7)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(8) (10)	4,243	4,159	4,158
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(8) (10)	—	(11)	(11)
		Partnership Units (3,820.44 units, Acquired 12/21)		382	382
			4,243	4,530	4,529

Policy Services Company, LLC (5.9%)*(7)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, 4.0% PIK, Acquired 12/21, Due 06/26)(8) (10)	45,831	44,018	44,008
		Warrants - Class A (28,260 units, Acquired 12/21)		—	—
		Warrants - Class B (9,537 units, Acquired 12/21)		—	—
		Warrants - Class CC (980 units, Acquired 12/21)		—	—
		Warrants - Class D (2,520 units, Acquired 12/21)		—	—
			45,831	44,018	44,008

Premium Franchise Brands, LLC (2.0%)*(7) (8) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/20, Due 12/26)	14,853	14,597	14,556
			14,853	14,597	14,556

Premium Invest (0.5%)*(3) (7) (8) (14)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	4,094	4,113	4,010
			4,094	4,113	4,010

Preqin MC Limited (0.4%)*(3) (7) (8) (23)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	2,789	2,695	2,764
			2,789	2,695	2,764

Process Equipment, Inc. (ProcessBarron) (0.8%)*(7) (8) (10)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 03/19, Due 03/25)	6,174	6,115	5,945
			6,174	6,115	5,945

Professional Datasolutions, Inc. (PDI) (0.2%)*(7) (8) (10)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 03/19, Due 10/24)	1,836	1,833	1,809
			1,836	1,833	1,809

Protego Bidco B.V. (0.5%)*(3) (7) (8) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 03/21, Due 03/27)	2,227	2,269	2,195
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 03/21, Due 03/28)	1,548	1,561	1,495
			3,775	3,830	3,690

QPE7 SPV1 BidCo Pty Ltd (0.2%)*(3) (7) (8) (20)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	1,632	1,564	1,605
			1,632	1,564	1,605

Questel Unite (0.9%)*(3) (7) (8) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 12/20, Due 12/27)	6,892	6,802	6,851
			6,892	6,802	6,851

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
Recovery Point Systems, Inc. (1.6%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 08/20, Due 08/26)(8) (10)	$11,648	$11,460	$11,648
		Partnership Equity (187,235 units, Acquired 03/21)		187	150
			11,648	11,647	11,798

Renovation Parent Holdings, LLC (0.7%)*(7)	Home Furnishings	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 11/21, Due 11/27)(8) (11)	4,854	4,735	4,733
		Partnership Equity (197,368.42 units, Acquired 11/21)		197	203
			4,854	4,932	4,936

REP SEKO MERGER SUB LLC (1.0%)* (7) (8) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 12/20, Due 12/26)	7,614	7,416	7,478
			7,614	7,416	7,478

Resonetics, LLC (0.5%)*(7) (8) (10)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 04/21, Due 04/29)	4,011	3,934	3,930
			4,011	3,934	3,930

Reward Gateway (UK) Ltd (0.4%)*(3) (7) (8) (17)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 08/21, Due 06/28)	2,869	2,807	2,776
			2,869	2,807	2,776

Riedel Beheer B.V. (0.3%)*(3) (7) (8) (14)	Food & Beverage	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)	1,899	1,835	1,843
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 06/28)	—	(5)	(5)
		Super Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)	230	222	223
			2,129	2,052	2,061

RPX Corporation (1.0%)*(7) (8) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/20, Due 10/25)	7,612	7,426	7,455
			7,612	7,426	7,455

Ruffalo Noel Levitz, LLC (1.3%)*(7) (8) (10)	Media Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 01/19, Due 05/24)	9,543	9,524	9,543
			9,543	9,524	9,543

Safety Products Holdings, LLC (1.6%)*(7)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/20, Due 12/26)(8) (9)	12,026	11,798	11,755
		Preferred Stock (372.1 shares, Acquired 12/20)		372	510
			12,026	12,170	12,265

Scaled Agile, Inc. (0.2%)*(7) (8) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)	1,748	1,705	1,705
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 12/21, Due 12/28)	—	(7)	(7)
			1,748	1,698	1,698

Serta Simmons Bedding LLC (1.4%)*(8) (9)	Home Furnishings	Super Priority First Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	7,350	7,229	7,409
		Super Priority Second Out (LIBOR + 7.5%, 8.5% Cash, Acquired 6/20, Due 08/23)	3,607	3,374	3,365
			10,957	10,603	10,774

SISU ACQUISITIONCO., INC. (0.9%)*(7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/20, Due 12/26)	7,009	6,869	6,771
			7,009	6,869	6,771

Smartling, Inc. (2.2%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)	16,471	16,102	16,094
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)	—	(23)	(24)
			16,471	16,079	16,070

Smile Brands Group Inc. (0.6%)*(7) (8) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 10/18, Due 10/25)	4,593	4,571	4,553
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 12/20, Due 10/25)	—	(12)	(6)
			4,593	4,559	4,547

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

SN BUYER, LLC (2.5%)*(7) (8) (9)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/20, Due 12/26)	$18,394	$18,080	$18,394
			18,394	18,080	18,394

Springbrook Software (SBRK Intermediate, Inc.) (1.4%)*(7) (8) (10)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/19, Due 12/26)	10,346	10,179	10,346
			10,346	10,179	10,346

SPT Acquico Limited (0.1%)*(3) (7) (8) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 01/21, Due 12/27)	658	644	658
			658	644	658

SSCP Pegasus Midco Limited (0.4%)*(3) (7) (8) (12)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 12/20, Due 11/27)	2,754	2,488	2,722
			2,754	2,488	2,722

Starnmeer B.V. (1.0%)*(3) (7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.4%, 6.9% Cash, Acquired 10/21, Due 04/27)	7,500	7,391	7,388
			7,500	7,391	7,388

Superjet Buyer, LLC (3.0%)*(7) (8) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	23,175	22,711	22,711
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(37)	(37)
			23,175	22,674	22,674

Syniverse Holdings, Inc. (2.3%)*(8) (10)	Technology Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/18, Due 03/23)	17,314	16,493	17,192
			17,314	16,493	17,192

Syntax Systems Ltd (0.3%)*(3) (7) (8) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/28)	2,056	2,018	2,016
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/26)	442	432	432
			2,498	2,450	2,448

TA SL Cayman Aggregator Corp. (0.3%)*(7)	Technology	Subordinated Term Loan (8.8% PIK, Acquired 07/21, Due 07/28)	1,995	1,957	1,960
		Common Stock (1,227.79 shares, Acquired 07/21)		50	65
			1,995	2,007	2,025

Techone B.V. (1.1%)*(3) (7) (8) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	8,726	8,428	8,441
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 05/28)	108	97	97
			8,834	8,525	8,538

Tencarva Machinery Company, LLC (0.7%)*(7) (8) (10)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	5,486	5,375	5,374
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(20)	(20)
			5,486	5,355	5,354

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC) (0.5%)*(7)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(8) (10)	847	776	776
		Revolver (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(8) (10)	—	(14)	(14)
		Subordinated Term Loan (7.8% PIK, Acquired 10/21, Due 10/28)	3,333	3,268	3,267
			4,180	4,030	4,029

The Hilb Group, LLC (2.7%)*(7) (8) (10)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/19, Due 12/26)	20,279	19,880	19,874
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 12/19, Due 12/26)	55	(1)	(2)
			20,334	19,879	19,872

Total Safety U.S. Inc. (0.9%)*(8) (11)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/19, Due 08/25)	6,583	6,393	6,482
			6,583	6,393	6,482

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value

Transit Technologies LLC (0.8%)*(7) (8) (10)	Software	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 02/20, Due 02/25)	$6,035	$5,946	$5,846
			6,035	5,946	5,846

Transportation Insight, LLC (1.5%)*(7) (8) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 08/18, Due 12/24)	11,330	11,260	11,160
			11,330	11,260	11,160

Trident Maritime Systems, Inc. (2.0%)*(7) (8) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/21, Due 02/27)	14,888	14,665	14,888
			14,888	14,665	14,888

Truck-Lite Co., LLC (2.0%)*(7) (8) (10)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/19, Due 12/26)	15,002	14,623	14,611
			15,002	14,623	14,611

Trystar, LLC (1.6%)*(7)	Power Distribution Solutions	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 09/18, Due 09/23)(8) (10)	11,988	11,777	11,778
		Class A LLC Units (440.97 units, Acquired 09/18)		481	412
			11,988	12,258	12,190

Turbo Buyer, Inc. (1.1%)*(7) (8) (10)	Finance Companies	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/21, Due 12/25)	8,430	8,226	8,220
			8,430	8,226	8,220

Turf Products, LLC (1.2%)*(7) (25)	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt (10.0% Cash, Acquired 12/20, Due 10/23)	8,697	8,384	8,627
			8,697	8,384	8,627

Turnberry Solutions, Inc. (0.6%)*(7) (8) (10)	Consumer Cyclical	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	4,500	4,406	4,423
			4,500	4,406	4,423

U.S. Gas & Electric, Inc. (0.2%)*(7) (25)	Energy Services	Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)	2,285	1,785	1,785
		Second Lien Loan (9.5% Cash, Acquired 12/20, Due 07/25)(26)	2,485	—	—
			4,770	1,785	1,785

U.S. Silica Company (0.2%)*(3) (8) (9)	Metal & Glass Containers	First Lien Senior Secured Term Loan (LIBOR + 4.0%, 5.0% Cash, Acquired 08/18, Due 05/25)	1,472	1,474	1,437
			1,472	1,474	1,437

UKFast Leaders Limited (1.6%)*(3) (7) (8) (16)	Technology	First Lien Senior Secured Term Loan (SONIA + 7.0%, 7.1% Cash, Acquired 09/20, Due 9/27)	12,312	11,399	12,090
			12,312	11,399	12,090

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (2.2%)*(7) (8) (10)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/18, Due 11/24)	16,222	16,065	16,222
			16,222	16,065	16,222

Utac Ceram (0.7%)*(3) (7) (8)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 09/20, Due 09/27)(14)	1,706	1,706	1,673
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.5% Cash, Acquired 02/21, Due 09/27)(10)	3,518	3,456	3,451
			5,224	5,162	5,124

Validity, Inc. (0.6%)*(7) (8) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 07/19, Due 05/25)	4,783	4,687	4,764
			4,783	4,687	4,764

VistaJet Pass Through Trust 2021-1B (0.7%)*	Airlines	Structured Secured Note - Class B (6.3% Cash, Acquired 11/21, Due 02/29)	5,000	5,000	4,905
			5,000	5,000	4,905

Vital Buyer, LLC (1.1%)*(7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/28)(8) (10)	7,802	7,656	7,676
		Partnership Units (16,442.9 units, Acquired 06/21)		164	171
			7,802	7,820	7,847

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Type of Investment(1) (2)	Principal Amount	Cost	Fair Value
W2O Holdings, Inc. (0.3%)*(7) (8) (10)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/20, Due 06/25)	$2,152	$2,090	$2,152
			2,152	2,090	2,152

Woodland Foods, LLC (1.8%)*(7)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(8) (10)	11,512	11,285	11,282
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(8) (10)	172	128	127
		Common Stock (1,663,307.18 shares, Acquired 12/21)		1,663	1,663
			11,684	13,076	13,072

World 50, Inc. (1.6%)*(7) (8) (9)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 01/20, Due 01/26)	3,280	3,202	3,280
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 09/20, Due 01/26)	9,009	8,849	8,874
			12,289	12,051	12,154

Subtotal Non–Control / Non–Affiliate Investments (200.9%)			1,518,708	1,494,028	1,490,115

Affiliate Investments: (4)
Eclipse Business Capital, LLC (13.4%)*(7)	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	4,545	4,502	4,738
		Revolver (LIBOR + 7.25%, Acquired 07/21, Due 07/28)(10)	1,818	1,691	1,818
		LLC Units (89,447,396 units, Acquired 07/21)		89,850	92,668
			6,363	96,043	99,224

Jocassee Partners LLC (5.1%)*(3)	Investment Funds & Vehicles	9.1% Member Interest, Acquired 06/19		30,158	37,601
				30,158	37,601

JSC Tekers Holdings (0.8%)*(3) (7) (25)	Real Estate Management	Preferred Stock (9,159,085 shares, Acquired 12/20)		4,753	6,197
		Common Stock (3,201 shares, Acquired 12/20)		—	—
				4,753	6,197

Security Holdings B.V. (6.3%)*(3) (7) (25)	Electrical Engineering	Bridge Loan (5.0% PIK, Acquired 12/20, Due 02/27)	5,451	5,451	5,451
		Senior Subordinated Loan (3.1% PIK, Acquired 12/20, Due 05/22)	9,525	9,525	9,525
		Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK, Acquired 04/21, Due 04/25)	7,307	7,639	7,307
		Common Stock (900 shares, Acquired 12/20)		21,264	24,825
			22,283	43,879	47,108

Thompson Rivers LLC (11.3%)*(3)	Investment Funds & Vehicles	15.90% Member Interest, Acquired 06/20		79,414	84,438
				79,414	84,438

Waccamaw River LLC (1.8%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 02/21		13,720	13,501
				13,720	13,501

Subtotal Affiliate Investments (38.8%)			28,646	267,967	288,069

Control Investments:(5)
MVC Automotive Group Gmbh (2.0%)*(3) (7) (25)	Automotive	Bridge Loan (6.0% Cash, Acquired 12/20, Due 06/26)	7,149	7,149	7,149
		Common Equity Interest (18,000 shares, Acquired 12/20)		9,553	7,699
			7,149	16,702	14,848

MVC Private Equity Fund LP (1.0%)*(3) (25)	Investment Funds & Vehicles	General Partnership Interest		225	188
		Limited Partnership Interest		8,899	7,376
				9,124	7,564

Subtotal Control Investments (3.0%)			7,149	25,826	22,412

Total Investments, December 31, 2021 (242.7%)*			$1,554,503	$1,787,821	$1,800,596

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)
Derivative Instruments

Credit Support Agreement(a)(b)(d)
Description	Counter Party	Settlement Date(c)	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$15,400,000	$1,800,000

Total Credit Support Agreement, December 31, 2021					$1,800,000
(a) The MVC Credit Support Agreement covers all of the investments acquired by the Company from MVC in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the MVC Reference Portfolio. Each investment that is included in the MVC Reference Portfolio is denoted in the above Schedule of Investments with footnote (25).
(b)      The Company and Barings entered into a Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 or (2) the date on which the entire MVC Reference Portfolio has been realized or written off.
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the MVC Credit Support Agreement.

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$31,601	$22,850	Bank of America, N.A.	01/06/22	$126
Foreign currency forward contract (AUD)	A$2,099	$1,508	HSBC Bank USA	01/06/22	18
Foreign currency forward contract (AUD)	$20,727	A$28,700	Citibank N.A.	01/06/22	(139)
Foreign currency forward contract (AUD)	$3,580	A$5,000	HSBC Bank USA	04/08/22	(55)
Foreign currency forward contract (AUD)	$18,247	A$25,386	Bank of America, N.A.	04/08/22	(215)

Foreign currency forward contract (CAD)	C$3,230	$2,528	Bank of America, N.A.	01/06/22	29
Foreign currency forward contract (CAD)	C$3,000	$2,425	HSBC Bank USA	01/06/22	(50)
Foreign currency forward contract (CAD)	$4,881	C$6,230	HSBC Bank USA	01/06/22	(51)
Foreign currency forward contract (CAD)	$2,506	C$3,203	Bank of America, N.A.	04/08/22	(29)

Foreign currency forward contract (DKK)	2,143kr.	$326	Bank of America, N.A.	01/06/22	1
Foreign currency forward contract (DKK)	$335	2,143kr.	Bank of America, N.A.	01/06/22	7
Foreign currency forward contract (DKK)	$323	2,116kr.	Bank of America, N.A.	04/08/22	(1)

Foreign currency forward contract (EUR)	€52,583	$59,524	Bank of America, N.A.	01/06/22	275
Foreign currency forward contract (EUR)	€5,020	$5,701	HSBC Bank USA	04/08/22	18
Foreign currency forward contract (EUR)	$24,722	€21,500	Bank of America, N.A.	01/06/22	271
Foreign currency forward contract (EUR)	$14,563	€12,900	HSBC Bank USA	01/06/22	(108)
Foreign currency forward contract (EUR)	$20,655	€18,183	BNP Paribas SA	01/06/22	(23)
Foreign currency forward contract (EUR)	$60,413	€53,265	Bank of America, N.A.	04/08/22	(282)
Foreign currency forward contract (EUR)	$1,130	€1,000	HSBC Bank USA	04/08/22	(10)
Foreign currency forward contract (EUR)	$8,514	€7,500	BNP Paribas SA	04/08/22	(33)

Foreign currency forward contract (GBP)	£9,900	$13,220	Bank of America, N.A.	01/06/22	190
Foreign currency forward contract (GBP)	$13,349	£9,900	BNP Paribas SA	01/06/22	(60)
Foreign currency forward contract (GBP)	$6,122	£4,599	Bank of America, N.A.	04/08/22	(104)

Foreign currency forward contract (SEK)	1,792kr	$198	HSBC Bank USA	01/07/22	—
Foreign currency forward contract (SEK)	$204	1,792kr	Bank of America, N.A.	01/07/22	6
Foreign currency forward contract (SEK)	$207	1,875kr	HSBC Bank USA	04/08/22	—
Total Foreign Currency Forward Contracts, December 31, 2021					$(219)
_______________________________________________________________
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Ferrellgas L.P., Kano Laboratories LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Board determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the 1940 Act, based on, among other things, the input of the Company's external investment adviser, Barings, the Company’s Audit Committee and independent valuation firms that have been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA or an alternate Base Rate

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)
(commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
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
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the year ended December 31, 2021 were as follows:

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Advantage Insurance, Inc.(e)	Preferred Stock (587,001 shares)	$5,947	$—	$(5,870)	$(77)	$—	$—	$72
		5,947	—	(5,870)	(77)	—	—	72

Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	—	4,502	—	—	236	4,738	170
	Revolver (LIBOR + 7.25%)	—	1,691	—	—	127	1,818	53
	LLC units (89,447,396 units)	—	89,850	—	—	2,818	92,668	3,582
		—	96,043	—	—	3,181	99,224	3,805

Jocassee Partners LLC	9.1% Member Interest	22,624	10,000	—	—	4,978	37,602	—
		22,624	10,000	—	—	4,978	37,602	—

JSC Tekers Holdings(e)	Preferred Stock (9,159,085 shares)	4,753	—	—	—	1,444	6,197	—
	Common Stock (3,201 shares)	—	—	—	—	—	—	—
		4,753	—	—	—	1,444	6,197	—

Security Holdings B.V(e)	Bridge Loan (5.0% PIK 5/31/2021)	5,188	264	—	—	—	5,452	276
	Senior Subordinated Loan (3.1% PIK)	8,746	778	—	—	—	9,524	285
	Senior Unsecured Term Loan (9.0% PIK)	—	8,831	(1,168)	(24)	(332)	7,307	820
	Common Equity Interest	21,329	—	—	—	3,496	24,825	—
		35,263	9,873	(1,168)	(24)	3,164	47,108	1,381

Thompson Rivers LLC	15.90% Member Interest	10,012	69,414	—	—	5,012	84,438	4,776
		10,012	69,414	—	—	5,012	84,438	4,776

Waccamaw River LLC	20% Member Interest	—	13,762	(68)	—	(194)	13,500	280
		—	13,762	(68)	—	(194)	13,500	280

Total Affiliate Investments		$78,599	$199,092	$(7,106)	$(101)	$17,585	$288,069	$10,314
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
December 31, 2021
(Amounts in thousands, except share amounts)
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

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
MVC Automotive Group GmbH(e)	Common Equity Interest	$9,582	$—	$—	$—	$(1,883)	$7,699	$—
	Bridge Loan (6.0% Cash 12/31/2021)	7,149	—	—	—	—	7,149	435
		16,731	—	—	—	(1,883)	14,848	435

MVC Private Equity Fund LP	Limited Partnership Interest	8,899	—	—	—	(1,523)	7,376	—
	General Partnership Interest	225		—	—	(37)	188	643
		9,124	—	—	—	(1,560)	7,564	643

Waccamaw River LLC	50% Member Interest	—	4,500	(4,474)	—	(26)	—	—

Total Control Investments		$25,855	$4,500	$(4,474)	$—	$(3,469)	$22,412	$1,078
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
(6)Some or all of the investment is or will be encumbered as security for the Company's senior secured credit facility with ING Capital LLC.
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
(24)Non-accrual investment.
(25)Investment was purchased as part of the MVC Acquisition and is part of the MVC Reference Portfolio for purposes of the MVC Credit Support Agreement.
(26)In 2017, MVC received $5.7 million of 9.5% second lien callable notes due in 2025, in lieu of an escrow to satisfy any indemnification claims associated with MVC’s sale of its equity investment in U.S. Gas. Effective January 1, 2018, the cost basis of the U.S. Gas second lien loan was decreased by approximately $3.0 million due to a working capital adjustment. This loan is still subject to indemnification adjustments.

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
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. On August 2, 2018, the Company entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) and became an externally-managed BDC managed by Barings LLC (“Barings” or the “Adviser”). An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the New Barings BDC Advisory Agreement (as defined in “Note 2 – Agreements and Related Party Transactions”) (and, from January 1, 2021 to February 25, 2022, pursuant to the terms of the Amended and Restated Advisory Agreement (as defined in “Note 2 – Agreements and Related Party Transactions”)) and the Administration Agreement. See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Company’s investment advisory agreement and administration agreement.
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
The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the unaudited consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Purchase Programs
In connection with the completion of the Company’s acquisition of MVC on December 23, 2020 (the “MVC Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. During the three months ended March 31, 2022, the Company repurchased a total of 207,677 shares of its common stock in the open market under the authorized program at an average price of $10.14 per share, including broker commissions.
In connection with the completion of the Company’s acquisition of Sierra on February 25, 2022 (the “Sierra Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing on April 1, 2022 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as subject to compliance with the Company’s covenant and regulatory requirements.
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
In connection with the Sierra Acquisition, on February 25, 2022, the Company entered into a second amended and restated investment advisory agreement (the “New Barings BDC Advisory Agreement”) with the Adviser, which increased the hurdle rate applicable to the income incentive fee from 2.0% to 2.0625% per quarter (or from 8.0% to 8.25% annualized) and therefore increased the catch-up amount that is used in calculating the income incentive fee to correspond to the increase in the hurdle rate. All other terms and provisions of the Amended and Restated Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the other fees payable to the Adviser, remained unchanged under the New Barings BDC Advisory Agreement.
Investment Advisory Agreement
Pursuant to the New Barings BDC Advisory Agreement, the Adviser manages the Company's day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the investments that the Company makes; (iv) determines the securities and other assets that the Company will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
The New Barings BDC Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser (collectively, the “IA Indemnified Parties”), are entitled to indemnification from the Company for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit,

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of any actions or omissions or otherwise based upon the performance of any of the Adviser’s duties or obligations under the New Barings BDC Advisory Agreement or otherwise as an investment adviser of the Company. The Adviser’s services under the New Barings BDC Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the New Barings BDC Advisory Agreement is not adversely affected.
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
Under the New Barings BDC Advisory Agreement, the Company pays the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides the Company thereunder.
Base Management Fee
The Base Management Fee is calculated based on the Company’s gross assets, including the Company’s credit support agreements, assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.25%. The Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee will be calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter will be appropriately pro-rated.
For the three months ended March 31, 2022, the Base Management Fee determined in accordance with the terms of the New Barings BDC Advisory Agreement was approximately $5.9 million. For the three months ended March 31, 2021, the Base Management Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was approximately $3.9 million. As of March 31, 2022, the Base Management Fee of $5.9 million for the three months ended March 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Base Management Fee of $5.4 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
Incentive Fee
The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on the Company's income (the “Income-Based Fee”) and a portion is based on the Company's capital gains (the “Capital Gains Fee”), each as described below:
(i) The Income-Based Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of the Company's first eleven calendar quarters that commences on or after January 1, 2021) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Quarters. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 2.0625% (8.25% annualized) by the aggregate of the Company's NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Income-Based Fee and the Capital Gains Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The calculation of the Income-Based Fee for each quarter is as follows:
(A) No Income-Based Fee will be payable to the Adviser in any calendar quarter in which the Company's aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Hurdle Amount;
(B) 100% of the Company's aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.578125% (10.3125% annualized) by the aggregate of the Company's NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company's Pre-Incentive Fee Net Investment Income when the Company's Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Quarters; and
(C) For any quarter in which the Company's aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Income-Based Fee shall equal 20% of the amount of the Company's aggregate Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Hurdle Amount and Catch-Up Amount will have been achieved.
Subject to the Incentive Fee Cap described below, the amount of the Income-Based Fee that will be paid to the Adviser for a particular quarter will equal the excess of the aggregate Income-Based Fee so calculated less the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.
(ii) The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fee that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no Income-Based Fee to the Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Income-Based Fee calculated in accordance with paragraph (i) above, the Company will pay the Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Income-Based Fee calculated in accordance with paragraph (i) above, the Company will pay the Adviser the Income-Based Fee for such quarter.
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
(iii) The second part of the Incentive Fee (the “Capital Gains Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement), commencing with the calendar year ended on December 31, 2018, and is calculated at the end of each applicable year by subtracting (1) the sum of the Company's cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company's cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years commencing with the calendar year ended on December 31, 2018. If such amount is negative, then there is no Capital Gains Fee payable for such year. If this Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.
Under the New Barings BDC Advisory Agreement, the "cumulative aggregate realized capital gains" are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company's portfolio when sold and (b) the accreted or amortized cost basis of such investment.
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
Under the New Barings BDC Advisory Agreement, the “accreted or amortized cost basis of an investment” shall mean the accreted or amortized cost basis of such investment as reflected in the Company’s financial statements.
For the three months ended March 31, 2022, the Income-Based Fee determined in accordance with the terms of the New Barings BDC Advisory Agreement was $4.8 million. For the three months ended March 31, 2021, the Income-Based Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was $2.7 million. As of March 31, 2022, the Income-Based Fee of $4.8 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Income-Based Fee of $4.1 million for the three months ended December 31, 2021 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three months ended March 31, 2022 or 2021.
Payment of Company Expenses
Under the New Barings BDC Advisory Agreement, all investment professionals of the Adviser and its staff, when and to the extent engaged in providing services required to be provided by the Adviser under the New Barings BDC Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by the Company, except that all costs and expenses relating to the Company's operations and transactions, including, without limitation, those items listed in the New Barings BDC Advisory Agreement, will be borne by the Company.
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
•all fees, costs and expenses associated with the engagement of a sub-administrator, if any; and

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
•costs associated with (a) the monitoring and preparation of regulatory reporting, including filings with the SEC and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications.
For the three months ended March 31, 2022 and March 31, 2021, the Company incurred and was invoiced by the Adviser for expenses of approximately $1.0 million and $0.5 million under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of March 31, 2022, the administrative expenses of $1.0 million for the three months ended March 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the administrative expenses of $0.8 million incurred for the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
MVC Credit Support Agreement
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company entered into a Credit Support Agreement (the “MVC Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. A summary of the material terms of the MVC Credit Support Agreement are as follows:
•The MVC Credit Support Agreement covers all of the investments in the MVC Reference Portfolio.
•The Adviser has an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the MVC Reference Portfolio over (2) the aggregate realized and unrealized gains on the MVC Reference Portfolio, in each case from the date of the closing of the Company’s merger with MVC through the MVC Designated Settlement Date (up to a $23.0 million cap) (such amount, the “MVC Covered Losses”). For purposes of the MVC Credit Support Agreement, “MVC Designated Settlement Date” means the earlier of (1) January 1, 2031 and (2) the date on which the entire MVC Reference Portfolio has been realized or written off. No credit support is required to be made by the Adviser to the Company under the MVC Credit Support Agreement if the aggregate realized and unrealized gains on the MVC Reference Portfolio exceed realized and unrealized losses of the MVC Reference Portfolio on the MVC Designated Settlement Date.
•The Adviser will settle any credit support obligation under the MVC Credit Support Agreement as follows. If the MVC Covered Losses are greater than $0.00, then, in satisfaction of the Adviser’s obligation set forth in the MVC Credit Support Agreement, the Adviser will irrevocably waive during the MVC Waiver Period (as defined below) (1) the incentive fees payable under the New Barings BDC Advisory Agreement (including any incentive fee calculated on an annual basis during the MVC Waiver Period), and (2) in the event that MVC Covered Losses exceed such incentive fee, the base management fees payable under the New Barings BDC Advisory Agreement. The “MVC Waiver Period” means the four quarterly measurement periods immediately following the quarter in which the MVC Designated Settlement Date occurs. If the MVC Covered Losses exceed the aggregate amount of incentive fees and base management fees waived by the Adviser during the MVC Waiver Period, then, on the date on which the last incentive fee or base management fee payment would otherwise be due during the MVC Waiver Period, the Adviser shall make a cash payment to the Company equal to the positive difference between the MVC Covered Losses and the aggregate amount of incentive fees and base management fees previously waived by the Adviser during the MVC Waiver Period.
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
The MVC Credit Support Agreement is intended to give stockholders of the combined company following the MVC Acquisition downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the MVC Acquisition. There is no fee or other payment by the Company to the Adviser or any of its affiliates in connection with

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
the MVC Credit Support Agreement. Any cash payment from the Adviser to the Company under the MVC Credit Support Agreement will be excluded from the Company’s incentive fee calculations under the New Barings BDC Advisory Agreement.
When the Company and the Adviser entered into the MVC Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in "Additional paid-in capital" in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet. In addition, the MVC Credit Support Agreement is accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and is included in “Credit support agreements” in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
Sierra Credit Support Agreement
In connection with the Sierra Acquisition, on February 25, 2022, promptly following the closing of the Company’s merger with Sierra, the Company entered into a Credit Support Agreement (the “Sierra Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. A summary of the material terms of the Sierra Credit Support Agreement are as follows:
•The Sierra Credit Support Agreement covers all of the investments in the Sierra Reference Portfolio.
•The Adviser has an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the Sierra Reference Portfolio less (2) the aggregate realized and unrealized gains on the Sierra Reference Portfolio, in each case from the date of the closing of the Company’s merger with Sierra through the Designated Settlement Date (up to a $100.0 million cap) (such amount, the “Covered Losses”). For purposes of the Sierra Credit Support Agreement, “Designated Settlement Date” means the earlier of (1) April 1, 2032 and (2) the date on which the entire Sierra Reference Portfolio has been realized or written off. No credit support is required to be made by the Adviser to the Company under the Sierra Credit Support Agreement if the aggregate realized and unrealized gains on the Sierra Reference Portfolio exceed realized and unrealized losses of the Sierra Reference Portfolio on the Designated Settlement Date.
•The Adviser will settle any credit support obligation under the Sierra Credit Support Agreement as follows. If the Covered Losses are greater than $0.00, then, in satisfaction of the Adviser’s obligation set forth in the Sierra Credit Support Agreement, the Adviser will irrevocably waive during the Waiver Period (as defined below) (1) the incentive fees payable under the New Barings BDC Advisory Agreement (including any incentive fee calculated on an annual basis during the Waiver Period), and (2) in the event that Covered Losses exceed such incentive fee, the base management fees payable under the New Barings BDC Advisory Agreement. The “Waiver Period” means the four quarterly measurement periods immediately following the quarter in which the Designated Settlement Date occurs. If the Covered Losses exceed the aggregate amount of incentive fees and base management fees waived by the Adviser during the Waiver Period, then, on the date on which the last incentive fee or base management fee payment would otherwise be due during the Waiver Period, the Adviser shall make a cash payment to the Company equal to the positive difference between the Covered Losses and the aggregate amount of incentive fees and base management fees previously waived by the Adviser during the Waiver Period.
•The Sierra Credit Support Agreement and the rights of the Company thereunder shall automatically terminate if the Adviser (or an affiliate of the Adviser) ceases to serve as the investment adviser to the Company or any successor thereto, other than as a result of the voluntary termination by the Adviser of its investment advisory agreement with the Company. In the event of such a voluntary termination by the Adviser of the then-current investment advisory agreement with the Company, the Adviser will remain obligated to provide the credit support contemplated by the Sierra Credit Support Agreement. In the event of a non-voluntary termination of the advisory agreement or its expiration (due to non-renewal by the Board), the Adviser will have no obligations under the Sierra Credit Support Agreement.
The Sierra Credit Support Agreement is intended to give stockholders of the combined company following the Sierra Acquisition downside protection from net cumulative realized and unrealized losses on the acquired Sierra portfolio and insulate the combined company’s stockholders from potential value volatility and losses in Sierra’s portfolio following the closing of the Company’s merger with Sierra. There is no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the Sierra Credit Support Agreement. Any cash payment from the Adviser to the Company under the Sierra Credit Support Agreement will be excluded from the combined company’s incentive fee calculations under the New Barings BDC Advisory Agreement.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
When the Company and the Adviser entered into the Sierra Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in "Additional paid-in capital" in the accompanying Unaudited Consolidated Balance Sheet. In addition, the Sierra Credit Support Agreement is accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and is included in "Credit support agreement" in the accompanying Unaudited Consolidated Balance Sheet.
3. INVESTMENTS
Portfolio Composition
The Company invests predominately in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Structured product investments include collateralized loan obligations and asset-backed securities. The Adviser's existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser's affiliated private funds and SEC regulated funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2022:
Senior debt and 1st lien notes	$1,560,223	65%	$1,555,746	65%	118%
Subordinated debt and 2nd lien notes	346,381	14	317,643	13	24
Structured products	84,056	4	82,014	3	6
Equity shares	170,691	7	219,466	9	17
Equity warrants	174	—	156	—	—
Investment in joint ventures / PE fund	230,076	10	228,400	10	17
	$2,391,601	100%	$2,403,425	100%	182%
December 31, 2021:
Senior debt and 1st lien notes	$1,217,899	68%	$1,221,598	68%	165%
Subordinated debt and 2nd lien notes	253,551	14	240,037	13	32
Structured products	37,055	2	40,271	2	6
Equity shares	145,791	8	154,477	9	21
Equity warrants	1,111	—	1,107	—	—
Investment in joint ventures / PE fund	132,417	8	143,104	8	19
	$1,787,824	100%	$1,800,594	100%	243%
During the three months ended March 31, 2022, the Company made 22 new investments totaling $229.3 million, purchased $442.2 million of investments as part of the Sierra Acquisition, made investments in existing portfolio companies totaling $89.3 million and made additional investments in joint venture equity portfolio companies totaling $11.7 million. During the three months ended March 31, 2021, the Company made 18 new investments totaling $172.2 million, made investments in existing portfolio companies totaling $73.2 million, made one new joint venture equity investment totaling $4.5 million and made additional investments in existing joint venture equity portfolio companies totaling $25.0 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at March 31, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2022		December 31, 2021
Aerospace and Defense	$154,797	6.4%	$91,129	5.1%
Automotive	77,203	3.2	55,875	3.1
Banking, Finance, Insurance and Real Estate	243,595	10.1	208,397	11.6
Beverage, Food and Tobacco	38,294	1.6	38,985	2.2
Capital Equipment	41,492	1.7	42,916	2.4
Chemicals, Plastics, and Rubber	49,249	2.1	32,234	1.8
Construction and Building	64,628	2.7	62,083	3.4
Consumer goods: Durable	77,265	3.2	47,316	2.6
Consumer goods: Non-durable	28,497	1.2	28,306	1.6
Containers, Packaging and Glass	30,662	1.3	10,218	0.6
Energy: Electricity	7,270	0.3	12,190	0.7
Energy: Oil and Gas	6,674	0.3	5,774	0.3
Environmental Industries	8,012	0.3	8,081	0.4
Healthcare and Pharmaceuticals	186,429	7.8	134,286	7.5
High Tech Industries	248,659	10.3	139,590	7.7
Hotel, Gaming and Leisure	58,384	2.4	27,553	1.5
Investment Funds and Vehicles	228,400	9.5	143,104	7.9
Media: Advertising, Printing and Publishing	45,096	1.9	46,414	2.6
Media: Broadcasting and Subscription	7,429	0.3	7,441	0.4
Media: Diversified and Production	48,175	2.0	52,887	2.9
Metals and Mining	14,731	0.6	10,684	0.6
Retail	1,998	0.1	—	—
Services: Business	419,154	17.4	342,758	19.0
Services: Consumer	82,068	3.4	65,801	3.7
Structured Products	82,014	3.4	24,662	1.4
Telecommunications	34,725	1.5	45,182	2.5
Transportation: Cargo	88,033	3.7	86,964	4.8
Transportation: Consumer	11,917	0.5	12,231	0.7
Utilities: Electric	12,835	0.5	12,857	0.7
Utilities: Oil and Gas	4,707	0.2	4,677	0.3
Wholesale	1,033	—	—	—
Total	$2,403,425	100.0%	$1,800,594	100.0%
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,366.6 million as of March 31, 2022, as compared to $1,258.2 million as of December 31, 2021. As of March 31, 2022, Jocassee’s investments had an aggregate cost of $1,376.0 million, as compared to $1,242.2 million as of December 31, 2021. As of March 31, 2022 and December 31, 2021, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments was approximately 5.4% and 5.3%, respectively. As of March 31, 2022 and December 31, 2021, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2022:
Senior debt and 1st lien notes	$1,213,599	88%	$1,201,499	88%
Subordinated debt and 2nd lien notes	22,657	2%	22,709	2%
Structured products	4,041	—%	4,405	—%
Equity shares	5,031	—%	3,487	—%
Equity warrants	31	—%	25	—%
Investment in joint ventures	117,952	9%	121,813	9%
Short-term investments	12,689	1%	12,689	1%
	$1,376,000	100%	$1,366,627	100%
December 31, 2021:
Senior debt and 1st lien notes	$1,084,502	87%	$1,085,172	86%
Subordinated debt and 2nd lien notes	23,607	2	24,011	2
Structured products	4,569	—	5,410	1
Equity shares	5,448	1	3,887	—
Equity warrants	31	—	75	—
Investment in joint ventures	111,490	9	127,092	10
Short-term investments	12,572	1	12,572	1
	$1,242,219	100%	$1,258,219	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at March 31, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2022		December 31, 2021
Aerospace and Defense	$71,608	5.3%	$71,857	5.8%
Automotive	26,133	1.9	18,626	1.5
Banking, Finance, Insurance and Real Estate	110,522	8.2	109,961	8.8
Beverage, Food and Tobacco	30,457	2.3	30,352	2.4
Capital Equipment	27,322	2.0	17,006	1.4
Chemicals, Plastics, and Rubber	26,593	2.0	24,665	2.0
Construction and Building	14,293	1.1	14,506	1.2
Consumer goods: Durable	18,919	1.4	10,294	0.8
Consumer goods: Non-durable	23,635	1.7	23,886	1.9
Containers, Packaging and Glass	26,847	2.0	25,277	2.0
Energy: Electricity	15,450	1.1	10,571	0.8
Energy: Oil and Gas	4,803	0.4	5,091	0.4
Environmental Industries	7,453	0.6	7,563	0.6
Forest Products & Paper	450	—	475	—
Healthcare and Pharmaceuticals	143,056	10.6	128,495	10.3
High Tech Industries	172,972	12.8	171,960	13.8
Hotel, Gaming and Leisure	31,228	2.3	35,383	2.8
Investment Funds and Vehicles	121,813	9.0	127,092	10.2
Media: Advertising, Printing and Publishing	21,336	1.6	18,423	1.5
Media: Broadcasting and Subscription	36,877	2.7	37,840	3.0
Media: Diversified and Production	29,558	2.2	21,059	1.7
Metals and Mining	5,761	0.4	5,792	0.5
Retail	14,759	1.1	14,420	1.2
Services: Business	192,948	14.2	151,723	12.2
Services: Consumer	54,858	4.0	55,156	4.4
Structured Product	4,405	0.3	5,409	0.4
Telecommunications	43,168	3.2	36,036	2.9
Transportation: Cargo	54,161	4.0	49,103	3.9
Transportation: Consumer	12,390	0.9	6,546	0.5
Utilities: Electric	3,248	0.2	3,265	0.3
Utilities: Oil and Gas	6,915	0.5	6,870	0.6
Wholesale	—	—	945	0.1
Total	$1,353,938	100.0%	$1,245,647	100.0%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at March 31, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2022		December 31, 2021
Australia	$37,405	2.8%	$16,509	1.3%
Austria	7,054	0.5	1,115	0.1
Belgium	17,234	1.3	14,814	1.2
Canada	8,413	0.6	8,507	0.7
Denmark	1,105	0.1	6,960	0.6
Finland	2,220	0.2	47,992	3.9
France	130,483	9.6	3,391	0.3
Germany	43,386	3.2	6,357	0.5
Hong Kong	4,779	0.4	2,272	0.2
Ireland	4,045	0.3	123,816	9.9
Italy	—	—	113,896	9.1
Luxembourg	1,198	0.1	4,766	0.4
Netherlands	37,569	2.8	3,744	0.3
Panama	956	0.1	—	—
Singapore	4,936	0.3	—	—
Spain	4,632	0.3	1,225	0.1
Sweden	5,154	0.4	32,150	2.6
Switzerland	6,826	0.4	965	0.1
United Kingdom	126,637	9.4	5,305	0.4
USA	909,906	67.2	851,863	68.4
Total	$1,353,938	100%	$1,245,647	100%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $129.3 million and $176.3 million outstanding as of March 31, 2022 and December 31, 2021, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $347.9 million and $342.8 million outstanding as of March 31, 2022 and December 31, 2021, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.1 million outstanding as of both March 31, 2022 and December 31, 2021.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of March 31, 2022 and December 31, 2021, the Company had sold $830.8 million and $698.5 million, respectively, of its investments to Jocassee. For the three months ended March 31, 2022 and March 31, 2021, the Company realized a loss on the sales of its investments to Jocassee of $0.2 million and $0.3 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had $180.0 million and $216.9 million, respectively, in unsettled receivables due from Jocassee that were included in "Receivable from unsettled transactions" in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
The Company has determined that Jocassee is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Jocassee as it is not a substantially wholly owned investment company subsidiary. In addition, Jocassee is not an operating company and the Company does not control Jocassee due to the allocation of voting rights among Jocassee members.
As of March 31, 2022 and December 31, 2021, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2022	As of December 31, 2021
Total contributed capital by Barings BDC, Inc.	$35,000	$30,000
Total contributed capital by all members	$385,000	$330,000

Total unfunded commitments by Barings BDC, Inc.	$15,000	$20,000
Total unfunded commitments by all members	$165,000	$220,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2022. As of March 31, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2022, Thompson Rivers declared $20.0 million in dividends, of which $3.2 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.
As of March 31, 2022, Thompson Rivers had $2.7 billion in Ginnie Mae early buyout loans and $117.4 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of March 31, 2022, Thompson Rivers had 14,270 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 3.9%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of March 31, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2022:
Federal Housing Administration (“FHA”) loans	$2,399,678	90%	$2,381,614	90%
Veterans Affairs (“VA”) loans	277,194	10%	271,393	10%
	$2,676,872	100%	$2,653,007	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93%	$2,839,495	93%
Veterans Affairs (“VA”) loans	224,660	7%	223,540	7%
	$3,024,528	100%	$3,063,036	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $572.4 million and $694.8 million outstanding as of March 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $1,087.3 million and $1,245.2 million outstanding as of March 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $749.7 million and $933.1 million outstanding as of March 31, 2022 and December 31, 2021, respectively.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company has determined that Thompson Rivers is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, Thompson Rivers is not an operating company and the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.
As of March 31, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2022		As of December 31, 2021
Total contributed capital by Barings BDC, Inc.(1)	$79,411		$79,414
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings BDC, Inc.	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $162.1 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $162.3 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $20.4 million (including approximately $5.3 million of recallable return of capital) has been funded as of March 31, 2022. As of March 31, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $102.1 million (including $14.0 million of recallable return of capital) has been funded.
On March 31, 2022, Waccamaw River declared $1.5 million in dividends, of which $0.3 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.
As of March 31, 2022, Waccamaw River had $89.7 million in unsecured consumer loans and $8.5 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of March 31, 2022, Waccamaw River had 7,964 outstanding loans with an average loan size of $11,522, remaining average life to maturity of 45.9 months and weighted average interest rate of 10.9%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
The Company has determined that Waccamaw River is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, Waccamaw River is not an operating company and the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2022 and December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2022		As of December 31, 2021
Total contributed capital by Barings BDC, Inc.	$25,700		$19,000
Total contributed capital by all members	$116,120	(1)	$82,620	(4)

Total return of capital (recallable) by Barings BDC, Inc.	$(5,280)		$(5,280)
Total return of capital (recallable) by all members(2)	$(14,020)		$(14,020)

Total unfunded commitments by Barings BDC, Inc.	$4,580		$11,280
Total unfunded commitments by all members	$22,900	(3)	$56,400	(5)
(1)Includes $68.3 million of total contributed capital by related parties.
(2)Includes ($7.0) million of total return of capital (recallable) by related parties.
(3)Includes $13.7 million of unfunded commitments by related parties.
(4)Includes $48.2 million of total contributed capital by related parties.
(5)Includes $33.8 million of unfunded commitments by related parties.
Sierra Senior Loan Strategy JV I LLC
On February 25, 2022, as part of the Sierra Acquisition, the Company purchased its interest in Sierra Senior Loan Strategy JV I LLC (“Sierra JV”). The Company and MassMutual Ascend Life Insurance Company (“MMALIC”), a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, are the members of Sierra JV, a joint venture formed as a Delaware limited liability company and commenced operations on July 15, 2015. Sierra JV’s investment objective is to generate current income and capital appreciation by investing primarily in the debt of privately-held middle market companies with a focus on senior secured first lien term loans. The members of Sierra JV make capital contributions as investments by Sierra JV are completed, and all portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by MMALIC. Approval of Sierra JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and MMALIC.
As of March 31, 2022, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were funded as of March 31, 2022.
The Company has determined that Sierra JV is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Sierra JV as it is not a substantially wholly owned investment company subsidiary. In addition, Sierra JV is not an operating company and the Company does not control Sierra JV due to the allocation of voting rights among Sierra JV members.
As of March 31, 2022, the total cost and value of Sierra JV’s investment portfolio was $158.8 million and $152.0 million, respectively. As of March 31, 2022, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 5.8%. As of March 31, 2022, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2022:
Senior debt and 1st lien notes	$158,810	100%	$152,035	100%
	$158,810	100%	$152,035	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Sierra JV’s investments at fair value at March 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2022
Automotive	6,069	4.0%
Banking, Finance, Insurance and Real Estate	1,677	1.1
Beverage, Food and Tobacco	4,481	2.9
Capital Equipment	9,413	6.2
Chemicals, Plastics, and Rubber	9,098	6.0
Construction and Building	1,883	1.2
Consumer goods: Durable	7,904	5.2
Consumer goods: Non-durable	43	—
Containers, Packaging and Glass	1,730	1.1
Environmental Industries	8,638	5.7
Forest Products & Paper	2,535	1.7
Healthcare and Pharmaceuticals	15,848	10.4
High Tech Industries	18,575	12.2
Media: Advertising, Printing and Publishing	9,805	6.4
Media: Diversified and Production	9,016	5.9
Retail	12,183	8.0
Services: Business	12,891	8.5
Services: Consumer	8,637	5.7
Transportation: Cargo	6,326	4.2
Transportation: Consumer	5,283	3.5
Total	$152,035	100.0%
Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, had $75.0 million outstanding as of March 31, 2022.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. As of March 31, 2022 and December 31, 2021, $2.7 million and $1.8 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
Valuation of Investments
The Company conducts the valuation of its investments, upon which its net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP are investment companies with no readily determinable fair values, the Company estimates the fair value of the Company’s investments in these entities using net asset value of each company and the Company’s ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of March 31, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,107,422	Yield Analysis	Market Yield	5.5% – 38.2%	8.6%	Decrease
	19,998	Market Approach	Adjusted EBITDA Multiple	0.3x – 4.5x	3.5x	Increase
	286,465	Recent Transaction	Transaction Price	0% – 100.0%	98.1%	Increase
Subordinated debt and 2nd lien notes(2)	170,059	Yield Analysis	Market Yield	6.7% – 19.0%	12.2%	Decrease
	72,507	Market Approach	Adjusted EBITDA Multiple	5.0x – 7.0x	5.2x	Increase
	1,592	Discounted Cash Flow Analysis	Discount Rate	19.6%	19.6%	Decrease
	3,931	Recent Transaction	Transaction Price	100%	100%	Increase
Structured products	4,986	Discounted Cash Flow Analysis	Discount Rate	6.3%	6.3%	Decrease
Equity shares(3)	192,434	Market Approach	Adjusted EBITDA Multiple	2.3x – 50.0x	9.5x	Increase
	5,953	Expected Transaction(4)	Transaction Price	$5,953	$5,953	Increase
	7,904	Recent Transaction	Transaction Price	$0.67 – $1,000	$124.22	Increase
Equity warrants	72	Market Approach	Adjusted EBITDA Multiple	0.3x – 6.5x	4.0x	Increase
(1)Excludes investments with an aggregate fair value amounting to $26,646, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $47,909, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $3,030, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Estimated proceeds expected to be received under legally binding asset purchase agreement for sale of real estate held by portfolio company.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2021: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$717,374	Yield Analysis	Market Yield	5.2% – 33.5%	7.7%	Decrease
	416,010	Recent Transaction	Transaction Price	96.5% – 99.0%	97.7%	Increase
Subordinated debt and 2nd lien notes(2)	107,345	Yield Analysis	Market Yield	5.3% – 19.0%	11.5%	Decrease
	64,895	Market Approach	Adjusted EBITDA Multiple	0.6x – 9.0x	5.67x	Increase
	40,354	Recent Transaction	Transaction Price	97.0% – 100.0%	98.0%	Increase
Equity shares(3)	137,393	Market Approach	Adjusted EBITDA Multiple	5.5x – 54.0x	13.1x	Increase
	6,197	Expected Transaction(4)	Transaction Price	$6,197,037	$6,197,037	Increase
	4,546	Recent Transaction	Transaction Price	$1.0 – $1,000	$140.03	Increase
Equity warrants	864	Market Approach	Adjusted EBITDA Multiple	5.0x-6.0x	6.0x	Increase
(1)Excludes investments with an aggregate fair value amounting to $3,938, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $17,974, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $3,146, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Estimated proceeds expected to be received under legally binding asset purchase agreement for sale of real estate held by portfolio company.
The following tables present the Company’s investment portfolio at fair value as of March 31, 2022 and December 31, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$115,215	$1,440,531	$1,555,746
Subordinated debt and 2nd lien notes	—	21,646	295,997	317,643
Structured products	—	77,028	4,986	82,014
Equity shares	94	10,050	209,322	219,466
Equity warrants	—	84	72	156
Investments subject to leveling	$94	$224,023	$1,950,908	$2,175,025
Investment in joint ventures / PE fund(1)				228,400
				$2,403,425

	Fair Value as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$84,275	$1,137,323	$1,221,598
Subordinated debt and 2nd lien notes	—	9,468	230,569	240,037
Structured products	—	40,271	—	40,271
Equity shares	111	3,084	151,282	154,477
Equity warrants	—	243	864	1,107
Investments subject to leveling	$111	$137,341	$1,520,038	$1,657,490
Investment in joint ventures / PE fund(2)				143,104
				$1,800,594

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(1)The Company's investments in Jocassee, Sierra JV, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
(2)The Company's investments in Jocassee, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,137,323	$230,569	$—	$151,282	$864	$1,520,038
New investments	258,441	30,065	—	11,936	—	300,442
Investments acquired in Sierra merger	210,176	54,177	—	7,065	72	271,490
Transfers into Level 3, net	2,580	—	4,905	—	—	7,485
Proceeds from sales of investments	(151,580)	—	—	(1,364)	(250)	(153,194)
Loan origination fees received	(5,350)	36	—	—	—	(5,314)
Principal repayments received	(7,773)	(11,020)	—	—	—	(18,793)
Payment-in-kind interest	308	6,984	—	—	—	7,292
Accretion of loan premium/discount	7	10	—	—	—	17
Accretion of deferred loan origination revenue	1,390	62	—	—	—	1,452
Realized gain (loss)	611	8	—	—	(760)	(141)
Unrealized appreciation (depreciation)	(5,602)	(14,894)	81	40,403	146	20,134
Fair value, end of period	$1,440,531	$295,997	$4,986	$209,322	$72	$1,950,908

Three Months Ended March 31, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,055,717	$130,820	$44,227	$1,134	$1,231,898
New investments	227,057	14,478	1,073	—	242,608
Transfers into Level 3, net	—	2,234	424	—	2,658
Proceeds from sales of investments	(130,763)	—	(5,946)	—	(136,709)
Loan origination fees received	(4,176)	(402)	—	—	(4,578)
Principal repayments received	(12,260)	(10,120)	—	—	(22,380)
Payment-in-kind interest	229	7,008	—	—	7,237
Accretion of loan premium/discount	3	7	—	—	10
Accretion of deferred loan origination revenue	1,213	211	—	—	1,424
Realized gain (loss)	1,605	3	(77)	—	1,531
Unrealized appreciation (depreciation)	756	(68)	(2,883)	(157)	(2,352)
Fair value, end of period	$1,139,381	$144,171	$36,818	$977	$1,321,347
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $21.0 million during the three months ended March 31, 2022 was related to portfolio company investments that were still held by the Company as of March 31, 2022. Pre-tax net unrealized depreciation on Level 3 investments of $0.4 million during the three months ended March 31, 2021 was related to portfolio company investments that were still held by the Company as of March 31, 2021.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended March 31, 2022, the Company made investments of approximately $741.9 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2022, the Company made investments of $30.5 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2022 and December 31, 2021,

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
the Company had seven and two portfolio companies, respectively, with investments that were on non-accrual. Dividend income is recorded on the ex-dividend date.
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
Fee income for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,327	$1,078
Management, valuation and other fees	(585)	581
Total Recurring Fee Income	742	1,659
Non-Recurring Fee Income:
Prepayment fees	—	50
Acceleration of unamortized loan origination fees	196	403
Advisory, loan amendment and other fees	259	21
Total Non-Recurring Fee Income	455	474
Total Fee Income	$1,197	$2,133
Concentration of Credit Risk
As of both March 31, 2022 and December 31, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2022 and December 31, 2021, the Company’s largest single portfolio company investment represented approximately 5.2% and 5.5%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
As of March 31, 2022, all of the Company's assets were or will be pledged as collateral for the February 2019 Credit Facility.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currencies
As of March 31, 2022, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, eight investments that were denominated in Australian dollars, one investment that was denominated in New Zealand dollars, one investment that was denominated in Swedish kronas, 40 investments that were denominated in Euros and 21 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, five investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 36 investments that were denominated in Euros and 18 investments that were denominated in British pounds sterling.
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
In addition, during both the three months ended March 31, 2022 and March 31, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (loss), as appropriate.
For federal income tax purposes, the cost of investments owned as of March 31, 2022 and December 31, 2021 was approximately $2,399.8 million and $1,792.1 million, respectively. As of March 31, 2022, net unrealized appreciation on the Company's investments (tax basis) was approximately $15.9 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $78.6 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $62.7 million. As of December 31, 2021, net unrealized depreciation on the Company's investments (tax basis) was approximately $16.4 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $45.6 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $29.2 million.
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
As of March 31, 2022, two of the Company’s taxable subsidiaries had a deferred tax asset of $8.6 million pertaining to operating losses and tax basis differences related to certain partnership interests, and the Company’s other taxable subsidiary had a deferred tax liability of $0.8 million pertaining to tax basis differences related to certain partnership interests. As of December 31, 2021, the Company’s taxable subsidiaries had a deferred tax asset of $8.6 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of both March 31, 2022 and December 31, 2021, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $8.6 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2022 and December 31, 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2022	March 31, 2022	December 31, 2021
Credit Facilities:
February 21, 2019	February 21, 2025	2.272%	$757,217	$655,189
Total Credit Facilities			$757,217	$655,189
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
(Less: Deferred financing fees)			(7,159)	(7,444)
Total Notes			$717,841	$717,556
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company's assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2024, followed by a one-year repayment period with a maturity date of February 21, 2025.
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the alternate base rate plus 1.25% (or 1.00% for so long as the Company maintains an investment grade credit rating) or (ii) the term Secured Overnight Financing Rate (“SOFR”) plus 2.25% (or 2.00% for so long as the Company maintains an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months or 0.25% for borrowings with an interest period of six months. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%. For borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if the Company no longer maintains an investment grade credit rating) or for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if the Company no longer maintains an investment grade credit rating).
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of March 31, 2022, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of March 31, 2022, the Company had U.S. dollar borrowings of $472.0 million outstanding under the February 2019 Credit Facility with an interest rate of 2.318% (one month SOFR of 0.218%), borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £77.6 million ($102.1 million U.S. dollars) with an interest rate of 2.477% (one month SONIA of 0.477%), borrowings denominated in Australian dollars of A$36.6 million ($27.5 million U.S. dollars) with an interest rate of 2.250% (one month AUD Screen Rate of 0.250%) and borrowings denominated in Euros of €138.6 million ($154.2 million U.S. dollars) with an interest rate of 2.000% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
As of December 31, 2021, the Company had U.S. dollar borrowings of $377.0 million outstanding under the February 2019 Credit Facility with an interest rate of 2.125% (one month LIBOR of 0.125%), borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £68.3 million ($92.5 million U.S. dollars) with an average interest rate of 2.125% (one month GBP LIBOR of 0.125%), borrowings denominated in Australian dollars of A$36.6 million ($26.6 million U.S. dollars) with an interest rate of 2.250% (one month AUD Screen Rate of 0.250%) and borrowings denominated in Euros of €138.6 million ($157.6 million U.S. dollars) with an interest rate of 2.00% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
As of March 31, 2022 and December 31, 2021, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $757.2 million and $655.2 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of March 31, 2022, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of March 31, 2022 and December 31, 2021, the fair value of the outstanding August 2025 Notes was $49.7 million and $52.2 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2022, the Company was in compliance with all covenants under the November 2020 NPA.

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
As of March 31, 2022 and December 31, 2021, the fair value of the outstanding Series B Notes was $61.1 million and $64.1 million, respectively. As of March 31, 2022 and December 31, 2021, the fair value of the outstanding Series C Notes was $109.0 million and $115.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2022, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of March 31, 2022 and December 31, 2021, the fair value of the outstanding Series D Notes were $75.5 million and $79.2 million, respectively. As of March 31, 2022 and December 31, 2021, the fair value of the outstanding Series E Notes was $65.2 million and $68.7 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
As of March 31, 2022 and December 31, 2021, the fair value of the outstanding November 2026 Notes was $320.9 million and $346.8 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
6. DERIVATIVE INSTRUMENTS
MVC Credit Support Agreement
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company and the Adviser entered into the MVC Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the MVC Credit Support Agreement. Net unrealized appreciation or depreciation on the MVC Credit Support Agreement is included in "Net unrealized appreciation (depreciation) - credit support agreements" in the Company’s Unaudited Consolidated Statements of Operations.
The following tables present the fair value and aggregate unrealized depreciation of the MVC Credit Support Agreement as of March 31, 2022 and December 31, 2021:

As of March 31, 2022 Description ($ in thousands)	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$15,000	$1,400

Total MVC Credit Support Agreement					$1,400

As of December 31, 2021 Description ($ in thousands)	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$15,400	$1,800

Total MVC Credit Support Agreement					$1,800

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2022 and December 31, 2021, the fair value of the MVC Credit Support Agreement was $15.0 million and $15.4 million, respectively, and is included in "Credit support agreements" in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the enterprise value, the continuously annual risk-free interest rate, a measure of expected asset volatility, and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
Sierra Credit Support Agreement
In connection with the Sierra Acquisition, on February 25, 2022, promptly following the closing of the Company’s merger with Sierra, the Company and the Adviser entered into the Sierra Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Sierra Credit Support Agreement. Net unrealized appreciation or depreciation on the Sierra Credit Support Agreement is included in "Net unrealized appreciation (depreciation) - credit support agreements" in the Company’s Unaudited Consolidated Statements of Operations.
The following table presents the fair value and aggregate unrealized depreciation of the Sierra Credit Support Agreement as of March 31, 2022:

As of March 31, 2022 Description ($ in thousands)	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$44,400	$—

Total Sierra Credit Support Agreement					$—
As of March 31, 2022, the fair value of the Sierra Credit Support Agreement was $44.4 million, and is included in “Credit support agreements” in the accompanying Unaudited Consolidated Balance Sheet. The fair value of the Sierra Credit Support Agreement was determined based on an income approach, with the primary inputs being the enterprise value, the continuously annual risk-free interest rate, a measure of expected asset volatility, and the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, which are all Level 3 inputs.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company's foreign currency forward contracts as of March 31, 2022 and December 31, 2021:

As of March 31, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$67,436	$50,505	04/08/22	$138	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	$22,755	A$31,386	04/08/22	(815)	Derivative liability
Foreign currency forward contract (AUD)	$19,490	A$27,000	04/08/22	(787)	Derivative liability
Foreign currency forward contract (AUD)	$6,494	A$9,050	04/08/22	(302)	Derivative liability
Foreign currency forward contract (AUD)	$51,174	A$68,223	07/07/22	(146)	Derivative liability

Foreign currency forward contract (CAD)	C$3,203	$2,559	04/08/22	5	Prepaid expenses and other assets
Foreign currency forward contract (CAD)	$2,506	C$3,203	04/08/22	(58)	Derivative liability
Foreign currency forward contract (CAD)	$2,549	C$3,190	07/07/22	(5)	Derivative liability
Foreign currency forward contract (CAD)	$49	C$61	07/07/22	—	Prepaid expenses and other assets

Foreign currency forward contract (DKK)	2,116kr.	$315	04/08/22	1	Prepaid expenses and other assets
Foreign currency forward contract (DKK)	$323	2,116kr.	04/08/22	6	Prepaid expenses and other assets
Foreign currency forward contract (DKK)	$323	2,159kr.	07/07/22	(1)	Derivative liability

Foreign currency forward contract (EUR)	€2,000	$2,215	04/01/22	10	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	€86,555	$96,092	04/08/22	225	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	€5,020	$5,701	04/08/22	(116)	Derivative liability
Foreign currency forward contract (EUR)	$25,366	€23,000	04/08/22	(228)	Derivative liability
Foreign currency forward contract (EUR)	$8,514	€7,500	04/08/22	168	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$69,071	€61,075	04/08/22	1,109	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$95,469	€85,835	07/07/22	(400)	Derivative liability

Foreign currency forward contract (NZD)	NZ$11,600	$8,026	04/08/22	42	Prepaid expenses and other assets
Foreign currency forward contract (NZD)	$7,995	NZ$11,600	04/08/22	(74)	Derivative liability
Foreign currency forward contract (NZD)	$8,151	NZ$11,801	07/07/22	(44)	Derivative liability

Foreign currency forward contract (GBP)	$13,131	£10,000	04/01/22	(35)	Derivative liability
Foreign currency forward contract (GBP)	£8,819	$11,521	04/08/22	90	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$5,642	£4,220	04/08/22	86	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$6,122	£4,599	04/08/22	67	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$12,612	£9,656	07/07/22	(97)	Derivative liability
Foreign currency forward contract (GBP)	£10,000	$13,128	07/07/22	35	Prepaid expenses and other assets

Foreign currency forward contract (SEK)	1,875kr	$201	04/08/22	—	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$207	1,875kr	04/08/22	6	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$213	1,976kr	07/07/22	—	Derivative liability
Total				$(1,120)

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2021 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$31,601	$22,849.503	01/06/22	$126	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	A$2,099	$1,508	01/06/22	18	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	$20,727	A$28,700	01/06/22	(139)	Derivative liability
Foreign currency forward contract (AUD)	$3,580	A$5,000	04/08/22	(55)	Derivative liability
Foreign currency forward contract (AUD)	$18,247	A$25,385.697	04/08/22	(215)	Derivative liability

Foreign currency forward contract (CAD)	C$3,230	$2,528	01/06/22	29	Prepaid expenses and other assets
Foreign currency forward contract (CAD)	C$3,000	$2,425	01/06/22	(50)	Derivative liability
Foreign currency forward contract (CAD)	$4,881	C$6,230	01/06/22	(51)	Derivative liability
Foreign currency forward contract (CAD)	$2,506	C$3,203	04/08/22	(29)	Derivative liability

Foreign currency forward contract (DKK)	2,142.838kr.	$326	01/06/22	1	Prepaid expenses and other assets
Foreign currency forward contract (DKK)	$335	2,142.838kr.	01/06/22	7	Prepaid expenses and other assets
Foreign currency forward contract (DKK)	$323	2,115.99kr.	04/08/22	(1)	Derivative liability

Foreign currency forward contract (EUR)	€52,582.593	$59,524	01/06/22	275	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	€5,020	$5,701.2739	04/08/22	19	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$24,722	€21,500	01/06/22	271	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$14,563	€12,900	01/06/22	(108)	Derivative liability
Foreign currency forward contract (EUR)	$20,655	€18,182.593	01/06/22	(23)	Derivative liability
Foreign currency forward contract (EUR)	$60,413	€53,264.857	04/08/22	(282)	Derivative liability
Foreign currency forward contract (EUR)	$1,130	€1,000	04/08/22	(10)	Derivative liability
Foreign currency forward contract (EUR)	$8,514	€7,500	04/08/22	(32)	Derivative liability

Foreign currency forward contract (GBP)	£9,900	$13,219.519	01/06/22	190	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$13,348.815	£9,900	01/06/22	(60)	Derivative liability
Foreign currency forward contract (GBP)	$6,121.622	£4,598.707	04/08/22	(104)	Derivative liability

Foreign currency forward contract (SEK)	1,791.942kr	$198	01/07/22	—	Derivative liability
Foreign currency forward contract (SEK)	$204	1,791.942kr	01/07/22	6	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$207	1,874.724kr	04/08/22	—	Prepaid expenses and other assets
Total				$(217)
As of March 31, 2022 and December 31, 2021, the total fair value of the Company's foreign currency forward contracts was $(1.1) million and $(0.2) million, respectively. The fair values of the Company's foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
1888 Industrial Services, LLC(1)(2)	Revolver	$314	$—
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	1,179	1,179
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	110	110
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	11	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	1,448	1,448
Amtech Software(1)	Delayed Draw Term Loan	1,527	2,727
Amtech Software(1)	Revolver	682	682
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	6,073	6,207
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	489	503
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	3,059	3,147
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	959	2,571
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,435	3,497
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	2,114	2,161
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	378
Black Angus Steakhouses, LLC(1)	Acquisition Facility	417	—
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	241	432
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	141	144
BrightSign LLC(1)	Revolver	1,329	1,329
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	613
Brook & Whittle Holding Corp.(1)	Delayed Draw Term Loan	852	—
CAi Software, LLC(1)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Acquisition Facility	120	167
Centralis Finco S.a.r.l.(1)(3)	Acquisition Facility	451	461
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	2,103	2,149
CGI Parent, LLC(1)(2)	Revolver	1,212	—
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	309	393
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	1,311	1,311
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	3,576	3,576
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	6,018	6,018
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	874	894
Crash Champions, LLC(1)	Delayed Draw Term Loan	379	5,420
CSL Dualcom(1)(4)	Acquisition Term Loan	970	998
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	1,163	2,431
DecksDirect, LLC(1)	Revolver	58	218
DreamStart Bidco SAS(1)(3)	Acquisition Facility	604	617
Dune Group(1)(3)	Delayed Draw Term Loan	650	665
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	692	692

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Eclipse Business Capital, LLC(1)	Revolver	10,909	11,818
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	11,212	12,458
EMI Porta Holdco LLC(1)	Revolver	2,361	2,966
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	583	583
eShipping, LLC(1)	Delayed Draw Term Loan	1,650	2,548
eShipping, LLC(1)	Revolver	824	1,232
Events Software BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	481	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Delayed Draw Term Loan	396	405
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180	180
Finexvet(1)(3)	Acquisition Facility	967	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	2,354	2,354
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	657	657
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	913	1,563
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	1,217	1,217
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,785	1,825
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,481	2,535
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,781	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jocassee Partners LLC	Joint Venture	15,000	20,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,585	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	2,830	4,544
Kemmerer Operations LLC(1)	Delayed Draw Term Loan	908	—
LAF International(1)(2)(3)	Acquisition Facility	178	341
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	920	941
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,841	1,881
LeadsOnline, LLC(1)	Revolver	2,603	—
Lifestyle Intermediate II, LLC(1)	Revolver	2,500	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	34	82
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	396	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	159	162
Marshall Excelsior Co.(1)(2)	Revolver	1,047	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	817	817
Modern Star Holdings Bidco Pty Limited(1)(5)	Capex Term Loan	1,072	1,038
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	648	2,617
Narda Acquisitionco., Inc.(1)	Revolver	1,311	1,311
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	1,261	1,261
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	101	103
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	526	541
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	809	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	685	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	671	686

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	817
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,289	4,357
OSP Hamilton Purchaser, LLC(1)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	1,325	1,283
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	289
PDQ.Com Corporation(1)	Delayed Draw Term Loan	7,753	10,948
Polara Enterprises, L.L.C.(1)(2)	Revolver	545	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	3,772	6,944
Premium Invest(1)(2)(3)	Acquisition Facility	1,892	1,933
ProfitOptics, LLC(1)	Revolver	484	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	826	844
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Acquisition Term Loan	—	373
RA Outdoors, LLC(1)	Revolver	741	—
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	1,305	1,455
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	657	1,061
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	150	153
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,225	2,274
Security Holdings B.V.(1)(2)(3)	Revolver	1,113	1,137
Smartling, Inc.(1)	Delayed Draw Term Loan	1,978	2,353
Smartling, Inc.(1)	Revolver	1,176	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	418	655
Springbrook Software (SBRK Intermediate, Inc.)(1)(2)	Delayed Draw Term Loan	2,372	2,373
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	5,105	5,251
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Revolver	448	569
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933	1,933
Tank Holding Corp(1)	Revolver	873	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	1,586	1,621
Techone B.V.(1)(2)(3)	Revolver	423	432
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	886	886
Tencarva Machinery Company, LLC(1)	Revolver	1,128	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Hilb Group, LLC(1)	Delayed Draw Term Loan	2,529	2,773
Thermacell Repellents, Inc.(1)	Revolver	605	—
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	—	1,857
Truck-Lite Co., LLC(1)	Delayed Draw Term Loan	4,540	4,540
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	1,339	2,070
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	2,250	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,820	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	458	—
Waccamaw River, LLC(2)	Joint Venture	4,580	11,280
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	3,831	3,832
West Dermatology, LLC(1)	Revolver	552	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
West Dermatology, LLC(1)	Delayed Draw Term Loan	3,352	—
West Dermatology, LLC(1)	PIK Delayed Draw Term Loan	144	—
Woodland Foods, Inc.(1)	Revolver	1,734	2,070
ZB Holdco LLC(1)	Revolver	845	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	3,472	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	579	—
Total unused commitments to extend financing		$220,360	$234,658
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
(7)Actual commitment amount is denominated in New Zealand dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of March 31, 2022 and December 31, 2021, the Company had guaranteed €9.9 million ($11.0 million U.S. dollars and $11.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh ("MVC Auto"). The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company's Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
COVID-19 Developments
During the three months ended March 31, 2022, the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S and global economies. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value at beginning of period	$11.36	$10.99
Net investment income(1)	0.23	0.22
Net realized gain (loss) on investments / foreign currency transactions(1)	(0.02)	0.03
Net unrealized appreciation on investments / CSA / foreign currency transactions(1)	0.04	0.10
Total increase (decrease) from investment operations(1)	0.25	0.35
Dividends/distributions paid to stockholders from net investment income	(0.23)	(0.19)
Common stock offering	(0.60)	—
Deemed contribution - CSA	0.54	—
Deemed contribution - Barings LLC	0.34	—
Other	0.20	(0.01)
Net asset value at end of period	$11.86	$11.14
Market value at end of period(2)	$10.34	$9.98
Shares outstanding at end of period	111,095,334	65,316,085
Net assets at end of period	$1,317,556	$727,883
Average net assets	$929,432	$727,273
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)(3)	10.65%	8.92%
Ratio of net investment income to average net assets (annualized)	8.18%	7.91%
Portfolio turnover ratio (annualized)(4)	8.81%	16.82%
Total return(5)	(4.16)%	10.54%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Represents the closing price of the Company’s common stock on the last day of the period.
(3)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(4)Portfolio turnover ratio as of March 31, 2022 and 2021 excludes the impact of short-term investments. Portfolio ratio as of March 31, 2022 excludes the impact of the Sierra Acquisition.
(5)Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the period. Total return is not annualized.
9. SIERRA ACQUISITION
On February 25, 2022, the Company completed the Sierra Acquisition pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “Sierra Merger Agreement”), dated as of September 21, 2021, by and among the Company, Mercury Acquisition Sub, Inc., a Maryland corporation and a direct wholly owned subsidiary of the Company (“Sierra Acquisition Sub”), Sierra Income Corporation, a Maryland corporation (“Sierra”), and Barings. To effect the acquisition, Sierra Acquisition Sub merged with and into Sierra, with Sierra surviving the merger as the Company’s wholly owned subsidiary (the “First Sierra Merger”). Immediately thereafter, Sierra merged with and into the Company, with the Company as the surviving company (the “Second Sierra Merger” and, together with the First Sierra Merger, the “Sierra Merger”). The Merger has been treated as a “reorganization” within the meaning of Section 368(a)(1)(A) of the Code.
Pursuant to the Sierra Merger Agreement, Sierra stockholders received the right to the following merger consideration in exchange for each share of Sierra common stock issued and outstanding immediately prior to the effective time of the First Sierra Merger (excluding any shares cancelled pursuant to the Sierra Merger Agreement): (i) approximately $0.9783641 per share in cash, without interest, from Barings and (ii) 0.44973 of a validly issued, fully paid and non-assessable share of the Company’s common stock. The Company issued approximately 45,986,926 shares of its common stock to Sierra’s former stockholders in connection with the Sierra Merger, thereby resulting in the Company’s then-existing stockholders owning approximately 58.7% of the combined company and Sierra’s former stockholders owning approximately 41.3% of the combined company.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
In connection with the completion of the Company’s acquisition of Sierra, the Board affirmed the Company’s commitment to make open-market purchases of shares of its common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing on April 1, 2022 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with the Company’s covenant and regulatory requirements.
In connection with the Sierra Acquisition, on February 25, 2022, the Company entered into the New Barings BDC Advisory Agreement with the Adviser. Promptly following the closing of the Sierra Merger, the Company also entered into the Sierra Credit Support Agreement with Barings. See “Note 2 - Agreements and Related Party Transactions” for more information regarding the New Barings BDC Advisory Agreement and the Sierra Credit Support Agreement.
The Sierra Acquisition was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, the acquired assets (as a group) are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 goes on to say asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.
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
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Sierra Acquisition:

($ in thousands)
Common stock issued by the Company	$499,418
Cash consideration paid by the Company(1)	10,495
Deemed contribution from Barings LLC	27,904
Total purchase price	$537,817
Assets acquired:
Investments(2)	$442,198
Cash	102,006
Other assets(3)	3,519
Total assets acquired	$547,723
Liabilities assumed(4)	(9,906)
Net assets acquired	$537,817
(1)The Company incurred $10.4 million in professional fees and other costs related to the Sierra Acquisition, including $4.0 million in investment banking fees.
(2)Investments acquired were recorded at fair value, which is also the Company's initial cost basis
(3)Other assets acquired in the Sierra Acquisition consisted of the following:

($ in thousands)
Interest and fees receivable	$2,874
Escrow receivable	645
Total	$3,519

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(4)Liabilities assumed in the Sierra Acquisition consisted of the following:

($ in thousands)
Accrued merger expenses	$3,327
Current and deferred tax liability	3,814
Other liabilities	2,765
Total	$9,906
10. SUBSEQUENT EVENTS
Subsequent to March 31, 2022, the Company made approximately $174.4 million of new commitments, of which $141.0 million closed and funded. The $141.0 million of investments consists of $120.9 million of first lien senior secured debt investments, $16.2 million of second lien senior secured and subordinated debt investments and $3.8 million of equity investments. The weighted average yield of the debt investments was 7.1%. In addition, the Company funded $15.0 million of previously committed delayed draw term loans.
Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants.
On May 5, 2022, the Board declared a quarterly distribution of $0.24 per share payable on June 15, 2022 to holders of record as of June 8, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three months ended March 31, 2022, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. In August 2018, in connection with the closing of an externalization transaction through which Barings LLC (“Barings”) agreed to become our external investment adviser, we entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with Barings. In connection with the completion of our acquisition of MVC Capital, Inc., a Delaware corporation, on December 23, 2020 (the “MVC Acquisition”), we entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. In connection with the completion of the Sierra Acquisition (as defined below), on February 25, 2022, we entered into a second amended and restated investment advisory agreement (the “New Barings BDC Advisory Agreement”) with the Adviser. Under the terms of the New Barings BDC Advisory Agreement and the Administration Agreement, Barings serves as our investment adviser and administrator and manages our investment portfolio and performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation.

An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment management and administrative services pursuant to the terms of an investment advisory agreement and an administration agreement. Under the terms of the New Barings BDC Advisory Agreement, the fees paid to Barings for managing our affairs are determined based upon an objective and fixed formula, as compared with the subjective and variable nature of the costs associated with employing management and employees in an internally-managed BDC structure, which include bonuses that cannot be directly tied to Company performance because of restrictions on incentive compensation under the Investment Company Act of 1940, as amended (the “1940 Act”).
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
Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality and operating risk. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and will seek to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
As of March 31, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 7.3% and 7.2%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 6.8% and 6.9% as of March 31, 2022 and December 31, 2021, respectively.
Sierra Income Corporation Acquisition
On February 25, 2022, we completed our acquisition of Sierra Income Corporation, a Maryland corporation (“Sierra”), pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “Sierra Merger Agreement”), dated as of September 21, 2021, with Sierra, Mercury Acquisition Sub, Inc., a Maryland corporation and our direct wholly owned subsidiary (“Sierra Acquisition Sub”), and Barings. To effect the acquisition, Sierra Acquisition Sub merged with and into Sierra, with Sierra surviving the merger as our wholly owned subsidiary (the “First Sierra Merger”). Immediately thereafter, Sierra merged with and into us, with Barings BDC, Inc. as the surviving company (the “Second Sierra Merger” and, together with the First Sierra Merger, the “Sierra Merger”).
Pursuant to the Sierra Merger Agreement, each share of Sierra common stock, par value $0.001 per share (the “Sierra Common Stock”), issued and outstanding immediately prior to the effective time of the First Sierra Merger (other than shares of Sierra Common Stock issued and outstanding immediately prior to the effective time of the First Sierra Merger that were held by a subsidiary of Sierra or held, directly or indirectly, by us or Sierra Acquisition Sub) was converted into the right to receive (i) an amount in cash from Barings, without interest, equal to $0.9783641, and (ii) 0.44973 shares of the our common stock, plus any cash in lieu of fractional shares. As a result of the Sierra Merger, former Sierra stockholders received approximately 46.0 million shares of our common stock for their shares of Sierra Common Stock.

In connection with the Sierra Acquisition, on February 25, 2022, following the closing of the Sierra Merger, we entered into (1) the New Barings BDC Advisory Agreement, and (2) a credit support agreement (the “Sierra Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. See “Note 2. Agreements and Related Party Transactions” and “Note. 6 Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.
In addition, in connection with the closing of the Sierra Merger, our board of directors (the “Board”) affirmed our commitment to purchase in open-market transactions, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to our compliance with our covenant and regulatory requirements, shares of our common stock in an aggregate amount of up to $30,000,000 at then-current market prices at any time the shares of our common stock trade below 90% of our then most recently disclosed net asset value per share during the 12-month period commencing on April 1, 2022.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings has now adopted a hybrid working model globally while maintaining service levels to our partners and clients. Barings’ return-to-office taskforce continues to monitor the COVID-19 situation globally and is prepared to adapt office working patterns as required to ensure the safety of its employees and clients who visit Barings office locations. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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

Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings’ Global Private Finance Group (“BGPF”) manages our day-to-day operations, and provides investment advisory and management services to us. BGPF is part of Barings’ $290.9 billion Global Fixed Income Platform that invests in liquid, private and structured credit. BGPF manages private funds and separately managed accounts, along with multiple public vehicles.
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
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of March 31, 2022, our asset coverage ratio was 188.9%.
Portfolio Investment Composition
The total value of our investment portfolio was $2,403.4 million as of March 31, 2022, as compared to $1,800.6 million as of December 31, 2021. As of March 31, 2022, we had investments in 287 portfolio companies with an aggregate cost of $2,391.6 million. As of December 31, 2021, we had investments in 212 portfolio companies with an aggregate cost of $1,787.8 million. As of both March 31, 2022 and December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2022:
Senior debt and 1st lien notes	$1,560,223	65%	$1,555,746	65%
Subordinated debt and 2nd lien notes	346,381	14	317,643	13
Structured products	84,056	4	82,014	3
Equity shares	170,691	7	219,466	9
Equity warrants	174	—	156	—
Investment in joint ventures / PE fund	230,076	10	228,400	10
	$2,391,601	100%	$2,403,425	100%
December 31, 2021:
Senior debt and 1st lien notes	$1,217,899	68%	$1,221,598	68%
Subordinated debt and 2nd lien notes	253,551	14	240,037	13
Structured products	37,055	2	40,271	2
Equity shares	145,791	8	154,477	9
Equity warrants	1,111	—	1,107	—
Investment in joint ventures / PE fund	132,417	8	143,104	8
	$1,787,824	100%	$1,800,594	100%
Investment Activity
During the three months ended March 31, 2022, we made 22 new investments totaling $229.3 million, purchased $442.2 million of investments as part of the Sierra Acquisition, made investments in existing portfolio companies totaling $89.3 million and made additional investments in joint venture equity portfolio companies totaling $11.7 million. We had four loans repaid totaling $12.4 million and received $7.5 million of portfolio company principal payments. In addition, we sold $19.2 million of loans, recognizing a net realized gain on these transactions of $0.8 million, and sold $132.3 million of middle-market portfolio company debt investments to one of our joint ventures and realized a loss on these transactions of $0.2 million. Lastly, we received proceeds related to the sale of equity investments totaling $1.6 million and recognized a net realized loss on such sales totaling $0.7 million.
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

Total portfolio investment activity for the three months ended March 31, 2022 and 2021 was as follows:

Three Months Ended March 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,221,598	$240,037	$40,271	$154,477	$1,107	$143,104	$1,800,594
New investments	268,202	30,065	1,060	19,200	—	11,696	330,223
Investments acquired in Sierra merger	235,770	66,662	46,666	7,065	72	85,963	442,198
Proceeds from sales of investments	(151,575)	—	—	(1,388)	(249)	—	(153,212)
Loan origination fees received	(5,350)	36	—	—	—	—	(5,314)
Principal repayments received	(8,114)	(11,020)	(730)	—	—	—	(19,864)
Payment-in-kind interest	1,050	6,984		—	—	—	8,034
Accretion of loan premium/discount	301	33	5	—	—	—	339
Accretion of deferred loan origination revenue	1,461	62	—	—	—	—	1,523
Realized gain (loss)	579	8	—	24	(760)	—	(149)
Unrealized appreciation (depreciation)	(8,176)	(15,224)	(5,258)	40,088	(14)	(12,363)	(947)
Fair value, end of period	$1,555,746	$317,643	$82,014	$219,466	$156	$228,400	$2,403,425

Three Months Ended March 31, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Short-term Investments	Total
Fair value, beginning of period	$1,171,250	$138,767	$32,509	$44,651	$1,300	$41,760	$65,558	$1,495,795
New investments	227,057	14,479	—	3,873	—	29,500	198,550	473,459
Proceeds from sales of investments	(144,893)	—	(6,823)	(5,972)	—	—	(190,542)	(348,230)
Loan origination fees received	(4,176)	(402)	—	—	—	—	—	(4,578)
Principal repayments received	(21,392)	(10,120)	(753)	—	—	—	—	(32,265)
Payment-in-kind interest	829	7,007	—	—	—	—	—	7,836
Accretion of loan premium/discount	645	1,319	16	—	—	—	—	1,980
Accretion of deferred loan origination revenue	1,270	211	—	—	—	—	—	1,481
Realized gain (loss)	2,207	3	652	(51)	—	—	3	2,814
Unrealized appreciation (depreciation)	5,381	(666)	553	(2,883)	134	1,316	(3)	3,832
Fair value, end of period	$1,238,178	$150,598	$26,154	$39,618	$1,434	$72,576	$73,566	$1,602,124
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2022, we had seven portfolio companies with investments on non-accrual, the fair value of which was $42.9 million, which comprised 1.8% of the total fair value of our portfolio, and the cost of which was $71.3 million, which comprised 3.0% of the total cost of our portfolio. As of December 31, 2021, we had two portfolio companies with investments on non-accrual, the fair value of which was $36.0 million, which comprised 2.0% of the total fair value of our portfolio, and the cost of which was $50.9 million, which comprised 2.9% of the total cost of our portfolio.

A summary of our non-accrual assets as of March 31, 2022 is provided below:
1888 Industrial Services, LLC
In connection with the Sierra Acquisition, we purchased our debt and equity investments in 1888 Industrial Services, LLC, or 1888. The 1888 first lien senior secured term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured term loan in 1888 for financial reporting purposes. As of March 31, 2022, the cost and fair of our first lien senior secured term loan in 1888 was $0.4 million and $0.2 million, respectively.
Black Angus Steakhouse, LLC
In connection with the Sierra Acquisition, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. The Black Angus PIK term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our PIK term loan in Black Angus for financial reporting purposes. As of March 31, 2022, both the cost and fair value of our PIK term loan in Black Angus was $9.6 million.
Charming Charlie LLC
In connection with the Sierra Acquisition, we purchased our debt and equity investments in Charming Charlie, LLC, or Charming Charlie. Charming Charlie is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Charming Charlie for financial reporting purposes. As of March 31, 2022, both the cost and fair value of our debt investments in Charming Charlie was zero.
Custom Alloy Corporation
In connection with the MVC Acquisition, we purchased our debt investment in Custom Alloy Corporation, or Custom Alloy. During the quarter ended December 31, 2021, we placed our debt investment in Custom Alloy on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Custom Alloy for financial reporting purposes. As of March 31, 2022, the cost of our debt investment in Custom Alloy was $46.4 million and the fair value of such investment was $28.6 million.
Holland Acquisition Corp.
In connection with the Sierra Acquisition, we purchased our debt investment in Holland Acquisition Corp., or Holland. Holland is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Holland for financial reporting purposes. As of March 31, 2022, both the cost and fair value of our debt investments in Holland was zero.
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of March 31, 2022, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was zero.
Path Medical LLC
In connection with the Sierra Acquisition, we purchased our debt and equity investments in Path Medical LLC, or Path Medical. Path Medical is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Path Medical for financial reporting purposes. As of March 31, 2022, both the cost and fair value of our debt investments in Path Medical was $4.6 million.

Results of Operations
Comparison of the three months ended March 31, 2022 and March 31, 2021
Operating results for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Total investment income	$43,757	$30,593
Total operating expenses	24,742	16,237
Net investment income before taxes	19,015	14,356
Income taxes, including excise tax provision	6	(18)
Net investment income after taxes	19,009	14,374
Net realized gains (losses)	(1,442)	1,839
Net unrealized appreciation	3,465	6,275
Net increase in net assets resulting from operations	$21,032	$22,488
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Investment income:
Total interest income	$32,069	$25,214
Total dividend income	7,693	72
Total fee and other income	1,197	2,133
Total payment-in-kind interest income	2,798	3,173
Interest income from cash	—	1
Total investment income	$43,757	$30,593
The change in total investment income for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to an increase in the average size of our portfolio and increased dividends from portfolio companies and joint venture investments. The increase in the average size of our portfolio was largely due to the increased middle-market investment opportunities and the investments acquired as part of the Sierra Acquisition; however, as the Sierra Acquisition did not close until late in the first quarter of 2022, we did not receive a full quarter of investment income from the acquired Sierra portfolio. This increase was partial offset by a decrease in payment-in-kind (“PIK”) interest income and a decrease in acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans. For the three months ended March 31, 2022, dividends from portfolio companies and joint venture investments were $7.7 million, as compared to $0.1 million for the three months ended March 31, 2021. The amount of our outstanding debt investments was $2,134.2 million as of March 31, 2022, as compared to $1,451.9 million as of March 31, 2021. This increase is in part due to the acquisition of investment assets in the Sierra Acquisition. The weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was 7.3% as of March 31, 2022, as compared to 7.2% as of March 31, 2021. For the three months ended March 31, 2022, PIK interest income was $2.8 million, as compared to $3.2 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, acceleration of unamortized OID income and unamortized loan origination fees totaled $0.2 million, as compared to $0.4 million for the three months ended March 31, 2021.
Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Operating expenses:
Interest and other financing fees	$11,661	$7,285
Base management fees	5,872	3,929
Incentive management fees	4,754	2,722
General and administrative expenses	2,455	2,301
Total operating expenses	$24,742	$16,237

Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2022 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the three months ended March 31, 2021 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes and the February Notes. The increase in interest and other financing fees for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, was primarily attributable to the issuance of the February Notes and the November 2026 Notes and increased borrowings under the February 2019 Credit Facility.
Base Management Fees
Under the terms of the New Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement (and, from January 1, 2021 to February 25, 2022, the terms of the Amended and Restated Advisory Agreement) and the fee arrangements thereunder. For the three months ended March 31, 2022, the amount of Base Management Fee incurred was approximately $5.9 million. For the three months ended March 31, 2021, the amount of Base Management Fee incurred was approximately $3.9 million. The increase in the Base Management Fee for the three months ended March 31, 2022 versus the corresponding 2021 period is primarily related to the average value of gross assets increasing from $1,257.4 million as of the end of the two most recently completed calendar quarters prior to March 31, 2021 to $1,879.0 million as of the end of the two most recently completed calendar quarters prior to March 31, 2022. For both the three months ended March 31, 2022 and 2021, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the New Barings BDC Advisory Agreement (and, from January 1, 2021 to February 25, 2022, pursuant to the terms of the Amended and Restated Advisory Agreement), we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2022, the amount of income-based fee incurred was $4.8 million, as compared to $2.7 million for the three months ended March 31, 2021.
General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three months ended March 31, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $1.0 million. For the three months ended March 31, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.5 million. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board fees, D&O insurance costs, as well as legal, valuation and accounting expenses.

Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$(250)	$2,891
Affiliate investments	101	(77)
Net realized gains (losses) on investments	(149)	2,814
Foreign currency transactions	(1,293)	(975)
Net realized gains (losses)	$(1,442)	$1,839
During the three months ended March 31, 2022, we recognized net realized losses totaling $1.4 million, which consisted primarily of a net loss on foreign currency transactions of $1.3 million. During the three months ended March 31, 2021, we recognized net realized gains totaling $1.8 million, which consisted primarily of a net gain on our loan portfolio of $2.8 million partially offset by a net loss on foreign currency transactions of $1.0 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(28,587)	$5,357
Affiliate investments	12,996	2,445
Control investments	14,644	(3,969)
Net unrealized appreciation (depreciation) on investments	(947)	3,833
Credit support agreements	(400)	(1,600)
Foreign currency transactions	4,812	4,042
Net unrealized appreciation	$3,465	$6,275
During the three months ended March 31, 2022, we recorded net unrealized appreciation totaling $3.5 million, consisting of net unrealized appreciation on our current portfolio of $0.1 million and net unrealized appreciation related to foreign currency transactions of $4.8 million, net of unrealized depreciation of $0.4 million on the MVC credit support agreement with Barings and net unrealized depreciation reclassification adjustments of $1.0 million related to the net realized gains on the sales / repayments of certain investments. The net unrealized appreciation on our current portfolio of $0.1 million was driven primarily by credit or fundamental performance of investments of $27.8 million, partially offset by the impact of foreign currency exchange rates on investments of $4.7 million and broad market moves for investments of $23.1 million.
During the three months ended March 31, 2021, we recorded net unrealized appreciation totaling $6.3 million, consisting of net unrealized appreciation on our current portfolio of $6.4 million and net unrealized appreciation related to foreign currency transactions of $4.0 million, net of unrealized depreciation of $1.6 million on the MVC credit support agreement with Barings and net of unrealized depreciation reclassification adjustments of $2.6 million related to the net realized gains on the sales / repayments of certain investments. The net unrealized appreciation on our current portfolio of $6.4 million was driven primarily by broad market moves for investments of $13.8 million, partially offset by depreciation from the credit or fundamental performance of investments of $3.0 million and the impact of foreign currency exchange rates on investments of $4.4 million.
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

Cash Flows
For the three months ended March 31, 2022, we experienced a net increase in cash in the amount of $70.2 million. During that period, our operating activities used $18.8 million in cash, consisting primarily of purchases of portfolio investments of $335.5 million, partially offset by net cash acquired from the acquisition of Sierra of $101.9 million and proceeds from sales or repayments of portfolio investments totaling $210.5 million. In addition, our financing activities provided net cash of $89.0 million, consisting of net borrowings under the February 2019 Credit Facility (as defined below under “Financing Transactions”) of $107.7 million, partially offset by dividends paid in the amount of $15.0 million and share repurchases of $2.1 million. As of March 31, 2022, we had $154.4 million of cash and foreign currencies on hand.
For the three months ended March 31, 2021, we experienced a net decrease in cash in the amount of $52.0 million. During that period, our operating activities used $85.1 million in cash, consisting primarily of purchases of portfolio investments of $276.5 million and purchases of short-term investments of $198.6 million, partially offset by proceeds from sales of portfolio investments totaling $188.2 million and sales of short-term investments of $190.5 million. In addition, our financing activities provided $33.1 million of cash, consisting of net proceeds of $149.8 million from the issuance of the February Notes, partially offset by net repayments under the February 2019 Credit Facility of $104.3 million and dividends paid in the amount of $12.4 million. As of March 31, 2021, we had $40.5 million of cash and foreign currencies on hand.
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility total $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2024, followed by a one-year repayment period with a maturity date of February 21, 2025.
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 1.25% (or 1.00% for so long as we maintain an investment grade credit rating) or (ii) the term Secured Overnight Financing Rate (“SOFR”) plus 2.25% (or 2.00% for so long as we maintain an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months or 0.25% for borrowings with an interest period of six months. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%. For borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating) or for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if we no longer maintain an investment grade credit rating).
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
As of March 31, 2022, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $472.0 million outstanding under the February 2019 Credit Facility with an interest rate of 2.318% (one month SOFR of 0.218%), borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £77.6 million

($102.1 million U.S. dollars) with an interest rate of 2.477% (one month SONIA of 0.477%), borrowings denominated in Australian dollars of A$36.6 million ($27.5 million U.S. dollars) with an interest rate of 2.250% (one month AUD Screen Rate of 0.250%) and borrowings denominated in Euros of €138.6 million ($154.2 million U.S. dollars) with an interest rate of 2.000% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2022, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $757.2 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of March 31, 2022, we were in compliance with all covenants under the August 2020 NPA.
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
As of March 31, 2022, the fair value of the outstanding August 2025 Notes was $49.7 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2022, we were in compliance with all covenants under the November 2020 NPA.
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
As of March 31, 2022, the fair value of the outstanding Series B Notes and the Series C Notes was $61.1 million and $109.0 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2022, we were in compliance with all covenants under the February 2021 NPA.
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
As of March 31, 2022, the fair value of the outstanding Series D Notes and the Series E Notes was $75.5 million and $65.2 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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

As of March 31, 2022, the fair value of the outstanding November 2026 Notes was $320.9 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Share Repurchases
In connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. During the three months ended March 31, 2022, we repurchased a total of 207,677 shares of our common stock in the open market under the authorized program at an average price of $10.14 per share, including broker commissions.
In connection with the completion of the acquisition of Sierra, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing on April 1, 2022 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with our covenant and regulatory requirements.
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
Recent Developments
Subsequent to March 31, 2022, we made approximately made approximately $174.4 million of new commitments, of which $141.0 million closed and funded. The $141.0 million of investments consists of $120.9 million of first lien senior secured debt investments, $16.2 million of second lien senior secured and subordinated debt investments and $3.8 million of equity investments. The weighted average yield of the debt investments was 7.1%. In addition, the Company funded $15.0 million of previously committed delayed draw term loans.
Effective on April 1, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants.
On May 5, 2022, the Board declared a quarterly distribution of $0.24 per share payable on June 15, 2022 to holders of record as of June 8, 2022.
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
As of March 31, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 182% of our total net assets, as compared to approximately 243% of our total net assets as of December 31, 2021.
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
The SEC has adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s September 8, 2022 compliance date.
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP are investment companies with no readily determinable fair values, we estimate the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
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

Fee income for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,327	$1,078
Management, valuation and other fees	(585)	581
Total Recurring Fee Income	742	1,659
Non-Recurring Fee Income:
Prepayment fees	—	50
Acceleration of unamortized loan origination fees	196	403
Advisory, loan amendment and other fees	259	21
Total Non-Recurring Fee Income	455	474
Total Fee Income	$1,197	$2,133
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2022 and December 31, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
1888 Industrial Services, LLC(1)(2)	Revolver	$314	$—
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	1,179	1,179
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	110	110
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	11	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	1,448	1,448
Amtech Software(1)	Delayed Draw Term Loan	1,527	2,727
Amtech Software(1)	Revolver	682	682

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	6,073	6,207
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	489	503
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	3,059	3,147
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	959	2,571
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,435	3,497
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	2,114	2,161
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	378
Black Angus Steakhouses, LLC(1)	Acquisition Facility	417	—
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	241	432
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	141	144
BrightSign LLC(1)	Revolver	1,329	1,329
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	613
Brook & Whittle Holding Corp.(1)	Delayed Draw Term Loan	852	—
CAi Software, LLC(1)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Acquisition Facility	120	167
Centralis Finco S.a.r.l.(1)(3)	Acquisition Facility	451	461
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	2,103	2,149
CGI Parent, LLC(1)(2)	Revolver	1,212	—
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	309	393
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	1,311	1,311
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	3,576	3,576
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	6,018	6,018
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	874	894
Crash Champions, LLC(1)	Delayed Draw Term Loan	379	5,420
CSL Dualcom(1)(4)	Acquisition Term Loan	970	998
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	1,163	2,431
DecksDirect, LLC(1)	Revolver	58	218
DreamStart Bidco SAS(1)(3)	Acquisition Facility	604	617
Dune Group(1)(3)	Delayed Draw Term Loan	650	665
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	692	692
Eclipse Business Capital, LLC(1)	Revolver	10,909	11,818
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	11,212	12,458
EMI Porta Holdco LLC(1)	Revolver	2,361	2,966
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	583	583
eShipping, LLC(1)	Delayed Draw Term Loan	1,650	2,548
eShipping, LLC(1)	Revolver	824	1,232
Events Software BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	481	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Delayed Draw Term Loan	396	405
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180	180
Finexvet(1)(3)	Acquisition Facility	967	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	2,354	2,354
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	657	657

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	913	1,563
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	1,217	1,217
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,785	1,825
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,481	2,535
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,781	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jocassee Partners LLC	Joint Venture	15,000	20,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,585	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	2,830	4,544
Kemmerer Operations LLC(1)	Delayed Draw Term Loan	908	—
LAF International(1)(2)(3)	Acquisition Facility	178	341
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	920	941
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,841	1,881
LeadsOnline, LLC(1)	Revolver	2,603	—
Lifestyle Intermediate II, LLC(1)	Revolver	2,500	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	34	82
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	396	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	159	162
Marshall Excelsior Co.(1)(2)	Revolver	1,047	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	817	817
Modern Star Holdings Bidco Pty Limited(1)(5)	Capex Term Loan	1,072	1,038
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	648	2,617
Narda Acquisitionco., Inc.(1)	Revolver	1,311	1,311
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	1,261	1,261
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	101	103
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	526	541
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	809	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	685	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	671	686
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	817
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,289	4,357
OSP Hamilton Purchaser, LLC(1)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	1,325	1,283
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	289
PDQ.Com Corporation(1)	Delayed Draw Term Loan	7,753	10,948
Polara Enterprises, L.L.C.(1)(2)	Revolver	545	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	3,772	6,944
Premium Invest(1)(2)(3)	Acquisition Facility	1,892	1,933
ProfitOptics, LLC(1)	Revolver	484	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	826	844
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Acquisition Term Loan	—	373

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
RA Outdoors, LLC(1)	Revolver	741	—
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	1,305	1,455
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	657	1,061
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	150	153
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,225	2,274
Security Holdings B.V.(1)(2)(3)	Revolver	1,113	1,137
Smartling, Inc.(1)	Delayed Draw Term Loan	1,978	2,353
Smartling, Inc.(1)	Revolver	1,176	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	418	655
Springbrook Software (SBRK Intermediate, Inc.)(1)(2)	Delayed Draw Term Loan	2,372	2,373
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	5,105	5,251
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Revolver	448	569
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933	1,933
Tank Holding Corp(1)	Revolver	873	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	1,586	1,621
Techone B.V.(1)(2)(3)	Revolver	423	432
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	886	886
Tencarva Machinery Company, LLC(1)	Revolver	1,128	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Hilb Group, LLC(1)	Delayed Draw Term Loan	2,529	2,773
Thermacell Repellents, Inc.(1)	Revolver	605	—
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	—	1,857
Truck-Lite Co., LLC(1)	Delayed Draw Term Loan	4,540	4,540
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	1,339	2,070
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	2,250	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,820	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	458	—
Waccamaw River, LLC(2)	Joint Venture	4,580	11,280
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	3,831	3,832
West Dermatology, LLC(1)	Revolver	552	—
West Dermatology, LLC(1)	Delayed Draw Term Loan	3,352	—
West Dermatology, LLC(1)	PIK Delayed Draw Term Loan	144	—
Woodland Foods, Inc.(1)	Revolver	1,734	2,070
ZB Holdco LLC(1)	Revolver	845	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	3,472	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	$579	$—
Total unused commitments to extend financing		$220,360	$234,658
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
(7)Actual commitment amount is denominated in New Zealand dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of March 31, 2022 and December 31, 2021, we had guaranteed €9.9 million ($11.0 million U.S. dollars and $11.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2022, we were not a party to any interest rate hedging arrangements.
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
As of March 31, 2022, approximately $1,786.8 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $35.7 million on an annual basis.
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 1.25% (or 1.00% for so long as we maintain an investment grade credit rating) or (ii) the term Secured Overnight Financing Rate (“SOFR”) plus 2.25% (or 2.00% for so long as we maintain an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months or 0.25% for borrowings with an interest period of six months. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%. For borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating) or for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if we no longer maintain an investment grade credit rating). A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $15.1 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of March 31, 2022). We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.
In July 2017, the head of the U.K. Financial Conduct Authority (the “FCA”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of sterling, euro, Swiss franc, and Japanese yen, and the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities ceased to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. The effects of a transition from LIBOR to SOFR or any other alternative benchmark rate on our cost of capital and net investment income cannot yet be determined definitively. All of our loan agreements with our portfolio companies include fallback language in the event that LIBOR becomes unavailable. This language generally either includes a clearly defined alternative reference rate after LIBOR’s discontinuation or provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of March 31, 2022, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.4 million U.S. dollars) with an interest rate of 2.000%, borrowings denominated in British pounds sterling of £77.6 million ($102.1 million U.S. dollars) with an interest rate of 2.477%, borrowings denominated in Australian dollars of A$36.6 million ($27.5 million U.S. dollars) with an interest rate of 2.250% and borrowings denominated in Euros of €138.6 million ($154.2 million U.S. dollars) with an interest rate of 2.000%.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
You should carefully consider the risks described in Item 1A entitled "Risk Factors" in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 23, 2022, and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties referenced herein and in our most recent Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
There have been no material changes during the three months ended March 31, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2022, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 56,521 shares of our common stock for an aggregate of $607,552 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on February 1, 2022.

In connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. During the three months ended March 31, 2022, we repurchased a total of 207,677 shares of our common stock in the open market under the authorized program at an average price of $10.14 per share, including broker commissions.
The following chart summarizes repurchases of our common stock for the three months ended March 31, 2022:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2022	—		$—	—	$—
February 1 through February 28, 2022	—		$—	—	$—
March 1 through March 31, 2022	264,198	(1)	$10.27	207,677	$12,867	(2)
(1)     Includes 56,521 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands. Program terminates May 6, 2022. Commencing on April 1, 2022, the Company will implement an open-market share repurchase program it committed to launch in connection with the completion of the acquisition of Sierra. Pursuant to the program, we will make open-market purchases of shares of our common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing on April 1, 2022 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with our covenant and regulatory requirements. Subsequent to period-end, through May 5, 2022, we repurchased an additional 23,300 shares of our common stock pursuant to the share repurchase plans at an average price of $10.12 per share, including broker commissions.
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

10.1
Second Amended and Restated Investment Advisory Agreement, dated February 25, 2022, by and between Barings BDC, Inc. and Barings LLC (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022 and incorporated herein by reference).

10.2
Credit Support Agreement, dated February 25, 2022, by and between Barings BDC, Inc. and Barings LLC (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022 and incorporated herein by reference).

10.3
Amendment No. 3 to Senior Secured Revolving Credit Agreement, dated as of February 25, 2022, by and among Barings BDC, Inc., the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022 and incorporated herein by reference).*

10.4
Incremental Commitment and Assumption Agreement, dated as of April 1, 2022, made by the Incremental Lender party thereto, relating to the Senior Secured Revolving Credit Agreement, dated as of February 21, 2019, among Barings BDC, Inc., as borrower, the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, as administrative agent. **

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

BARINGS BDC, INC.

Date:	May 5, 2022	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2022	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2022	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer