Form 10-Q
period 2022-06-30
Barings BDC, Inc.
filed 2022-08-09
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 9, 2022 was 109,227,791.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,025,944 and $1,494,031 as of June 30, 2022 and December 31, 2021, respectively)	$1,928,010	$1,490,113
Affiliate investments (cost of $307,332 and $267,967 as of June 30, 2022 and December 31, 2021, respectively)	322,321	288,069
Control investments (cost of $105,791 and $25,826 as of June 30, 2022 and December 31, 2021, respectively)	138,745	22,412
Total investments at fair value	2,389,076	1,800,594
Cash	138,092	49,987
Foreign currencies (cost of $60,029 and $34,069 as of June 30, 2022 and December 31, 2021, respectively)	59,678	34,266
Interest and fees receivable	77,235	33,645
Prepaid expenses and other assets	14,180	4,297
Credit support agreements (cost of $58,000 and $13,600 as of June 30, 2022 and December 31, 2021, respectively)	46,040	15,400
Deferred financing fees	3,982	2,985
Receivable from unsettled transactions	101,195	219,732
Total assets	$2,829,478	$2,160,906
Liabilities:
Accounts payable and accrued liabilities	$12,300	$2,341
Interest payable	6,731	5,704
Administrative fees payable	860	750
Base management fees payable	7,381	5,422
Incentive management fees payable	—	4,067
Derivative liabilities	2,135	1,160
Payable from unsettled transactions	14,594	26,786
Borrowings under credit facilities	814,380	655,189
Notes payable (net of deferred financing fees)	718,222	717,556
Total liabilities	1,576,603	1,418,975
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 109,785,892 and 65,316,085 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	110	65
Additional paid-in capital	1,584,076	1,027,687
Total distributable earnings (loss)	(331,311)	(285,821)
Total net assets	1,252,875	741,931
Total liabilities and net assets	$2,829,478	$2,160,906
Net asset value per share	$11.41	$11.36
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$40,010	$26,597	$71,634	$51,694
Affiliate investments	411	109	584	109
Control investments	363	109	636	216
Short-term investments	—	4	—	15
Total interest income	40,784	26,819	72,854	52,034
Dividend income:
Non-Control / Non-Affiliate investments	63	33	186	33
Affiliate investments	7,183	362	14,753	433
Total dividend income	7,246	395	14,939	466
Fee and other income:
Non-Control / Non-Affiliate investments	4,924	2,412	7,147	4,385
Affiliate investments	26	1	39	1
Control investments	122	155	(918)	315
Total fee and other income	5,072	2,568	6,268	4,701
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,070	3,068	4,358	6,106
Affiliate investments	93	303	137	439
Control investments	311	—	778	—
Total payment-in-kind interest income	2,474	3,371	5,273	6,545
Interest income from cash	16	—	16	1
Total investment income	55,592	33,153	99,350	63,747
Operating expenses:
Interest and other financing fees	13,168	7,994	24,829	15,279
Base management fee (Note 2)	7,381	4,891	13,253	8,821
Incentive management fees (Note 2)	—	3,510	4,754	6,232
General and administrative expenses (Note 2)	3,269	2,200	5,727	4,501
Total operating expenses	23,818	18,595	48,563	34,833
Net investment income before taxes	31,774	14,558	50,787	28,914
Income taxes, including excise tax expense	—	—	6	(18)
Net investment income after taxes	31,774	14,558	50,781	28,932

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(6,701)	553	(6,951)	3,444
Affiliate investments	—	—	101	(77)
Control investments	(813)	—	(813)	—
Net realized gains (losses) on investments	(7,514)	553	(7,663)	3,367
Foreign currency transactions	(2,709)	(210)	(4,002)	(1,185)
Net realized gains (losses)	(10,223)	343	(11,665)	2,182
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(65,428)	4,304	(94,016)	9,661
Affiliate investments	(13,435)	7,087	(440)	9,532
Control investments	17,050	1,368	31,696	(2,602)
Net unrealized appreciation (depreciation) on investments	(61,813)	12,759	(62,760)	16,591
Credit support agreements	(13,361)	2,300	(13,760)	700
Foreign currency transactions	30,520	(650)	35,332	3,392
Net unrealized appreciation (depreciation)	(44,654)	14,409	(41,188)	20,683
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions	(54,877)	14,752	(52,853)	22,865
Provision for income taxes	(1,890)	(2)	(1,890)	(1)
Net increase (decrease) in net assets resulting from operations	$(24,993)	$29,308	$(3,962)	$51,796
Net investment income per share—basic and diluted	$0.29	$0.22	$0.52	$0.44
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$(0.23)	$0.45	$(0.04)	$0.79
Dividends/distributions per share:
Total dividends/distributions per share	$0.24	$0.20	$0.47	$0.39
Weighted average shares outstanding—basic and diluted	110,759,443	65,316,085	96,785,517	65,316,085
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2021	Number of Shares	Par Value
Balance, March 31, 2021	65,316,085	$65	$1,027,707	$(299,890)	$727,882
Net investment income	—	—	—	14,558	14,558
Net realized gain on investments / foreign currency transactions	—	—	—	343	343
Net unrealized appreciation of investments / CSA / foreign currency transactions	—	—	—	14,409	14,409
Provision for taxes	—	—	—	(2)	(2)
Dividends / distributions	—	—	—	(13,063)	(13,063)
Balance, June 30, 2021	65,316,085	$65	$1,027,707	$(283,645)	$744,127

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2022	Number of Shares	Par Value
Balance, March 31, 2022	111,095,334	$111	$1,597,257	$(279,812)	$1,317,556
Net investment income	—	—	—	31,774	31,774
Net realized loss on investments / foreign currency transactions	—	—	—	(10,223)	(10,223)
Net unrealized depreciation of investments / CSAs / foreign currency transactions	—	—	—	(44,654)	(44,654)
Provision for taxes	—	—	—	(1,890)	(1,890)
Dividends / distributions	—	—	—	(26,506)	(26,506)
Deemed contribution - from Adviser (See Note 9)	—		(174)	—	(174)
Purchases of shares in repurchase plan	(1,309,442)	(1)	(13,007)	—	(13,008)
Balance, June 30, 2022	109,785,892	$110	$1,584,076	$(331,311)	$1,252,875

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2021	Number of Shares	Par Value
Balance, December 31, 2020	65,316,085	$65	$1,027,707	$(309,968)	$717,804
Net investment income	—	—	—	28,932	28,932
Net realized gain on investments / foreign currency transactions	—	—	—	2,182	2,182
Net unrealized appreciation of investments / CSA / foreign currency transactions	—	—	—	20,683	20,683
Provision for taxes	—	—	—	(1)	(1)
Dividends / distributions	—	—	—	(25,473)	(25,473)
Balance, June 30, 2021	65,316,085	$65	$1,027,707	$(283,645)	$744,127

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2022	Number of Shares	Par Value
Balance, December 31, 2021	65,316,085	$65	$1,027,687	$(285,821)	$741,931
Net investment income	—	—	—	50,781	50,781
Net realized loss on investments / foreign currency transactions	—	—	—	(11,665)	(11,665)
Net unrealized depreciation of investments / CSAs / foreign currency transactions	—	—	—	(41,188)	(41,188)
Provision for taxes	—	—	—	(1,890)	(1,890)
Dividends / distributions	—	—	—	(41,528)	(41,528)
Deemed contribution - CSA (See Note 2)	—	—	44,400	—	44,400
Deemed contribution - from Adviser (See Note 9)	—	—	27,729	—	27,729
Public offering of common stock	45,986,926	46	499,372	—	499,418
Purchases of shares in repurchase plan	(1,517,119)	(1)	(15,112)	—	(15,113)
Balance, June 30, 2022	109,785,892	$110	$1,584,076	$(331,311)	$1,252,875

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$(3,962)	$51,797
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(708,703)	(538,012)
Net cash acquired from mergers (cash consideration paid) (See Note 9)	101,896	—
Transaction costs from mergers (See Note 9)	(6,804)	—
Repayments received/sales of portfolio investments	603,169	322,357
Purchases of short-term investments	—	(217,559)
Sales of short-term investments	—	272,542
Loan origination and other fees received	11,492	10,024
Net realized (gain) loss on investments	7,663	(3,367)
Net realized loss on foreign currency transactions	4,002	1,185
Net unrealized (appreciation) depreciation on investments	62,760	(16,591)
Net unrealized (appreciation) depreciation of CSAs	13,760	(700)
Net unrealized appreciation on foreign currency transactions	(35,332)	(3,392)
Payment-in-kind interest	(5,273)	(6,545)
Amortization of deferred financing fees	1,498	713
Accretion of loan origination and other fees	(5,313)	(3,513)
Amortization / accretion of purchased loan premium / discount	(1,240)	(3,822)
Changes in operating assets and liabilities:
Interest and fees receivables	(50,492)	(6,513)
Prepaid expenses and other assets	253	254
Accounts payable and accrued liabilities	(3,077)	142
Interest payable	1,033	2,011
Net cash used in operating activities	(12,670)	(138,989)
Cash flows from financing activities:
Borrowings under credit facilities	184,657	110,731
Repayments of credit facilities	—	(157,861)
Proceeds from notes	—	150,000
Financing fees paid	(1,829)	(191)
Purchases of shares in repurchase plan	(15,113)	—
Cash dividends / distributions paid	(41,528)	(25,473)
Net cash provided by (used in) financing activities	126,187	77,206
Net increase (decrease) in cash and foreign currencies	113,517	(61,783)
Cash and foreign currencies, beginning of period	84,253	92,487
Cash and foreign currencies, end of period	$197,770	$30,704
Supplemental Information:
Cash paid for interest	$21,766	$12,186
Supplemental non-cash information
Acquisitions (See Note 9):
Fair value of Sierra net assets acquired, net of cash	$(435,811)	$—
Transaction Costs	3,756	—
Common stock issued in acquisition of Sierra net assets	499,418	—
Credit support agreement (See Note 2)	(44,400)	—
Deemed contribution -from Adviser	27,729	—
Deemed contributions - CSA	44,400	—
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	7/19	7/25	$16,338	$16,121	$16,335	1.3%	(7)(8)(10)
						16,338	16,121	16,335

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	1/22	N/A		5,000	5,202	0.4%	(7)
							5,000	5,202

Accelerate Learning, Inc.	Education Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.7% Cash	12/18	12/24	7,568	7,498	7,454	0.6%	(7)(8)(9)
						7,568	7,498	7,454

Acclime Holdings HK Limited	Business services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.0% Cash	8/21	7/27	2,500	2,438	2,495	0.2%	(3)(7)(8)(11)
						2,500	2,438	2,495

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.7% Cash	4/22	3/28	22,316	21,992	21,982	1.7%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 7.7% Cash	4/22	3/28	—	(33)	(35)	—%	(7)(8)(10)
		Common Stock (437,623.30 shares)	N/A	4/22	N/A		438	438	—%	(7)
						22,316	22,397	22,385

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 7.50%, 7.5% Cash	3/22	10/26	22,195	22,786	21,693	1.7%	(3)(7)(8)(14)
						22,195	22,786	21,693

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 9.4% Cash	8/21	10/25	5,500	5,136	4,989	0.4%	(3)(8)(10)
						5,500	5,136	4,989

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	880	0.1%	(7)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	227	—%	(7)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	—	—%	(7)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	—	—%	(7)
							363	1,107

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	9/20	10/25	5,505	5,505	5,674	0.4%
						5,505	5,505	5,674

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 8.6% Cash	6/21	7/27	11,482	11,255	11,285	0.9%	(7)(8)(18)
						11,482	11,255	11,285

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 9.8% Cash	4/21	4/29	6,460	6,332	6,202	0.5%	(7)(8)(10)
		Partnership Units (348.68 units)	N/A	4/21	N/A		349	621	—%	(7)
						6,460	6,681	6,823

Alpine SG, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 7.0% Cash	2/22	11/27	27,521	26,971	26,970	2.1%	(7)(8)(17) (32)
						27,521	26,971	26,970

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 10.1% Cash	5/21	5/29	18,157	17,666	16,522	1.3%	(7)(8)(9)
						18,157	17,666	16,522

AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 12.61%	2/22	4/31	7,222	4,558	3,394	0.3%	(3)(32)
						7,222	4,558	3,394

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 12.35%	2/22	10/31	$2,000	$1,910	$1,509	0.1%	(3)(32)
						2,000	1,910	1,509

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.6% Cash	11/21	11/27	2,279	2,211	2,220	0.2%	(7)(8)(9)
		Revolver	LIBOR + 5.50%, 6.6% Cash	11/21	11/27	—	(12)	(11)	—%	(7)(8)(10)
						2,279	2,199	2,209

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note	10.0% Cash, 5.0% PIK	8/20	8/25	14,755	13,917	15,382	1.2%
						14,755	13,917	15,382

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	11/28	7,558	7,777	7,369	0.6%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	12/28	723	789	705	0.1%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	4/22	10/28	5,626	5,711	5,463	0.4%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.5% Cash	6/22	10/28	1,019	1,019	993	0.1%	(3)(7)(8)(10)
		Revolver	EURIBOR + 6.50%, 6.5% Cash	4/22	10/23	—	(8)	(9)	—%	(3)(7)(8)(14)
						14,926	15,288	14,521

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.9% Cash	2/19	2/25	13,458	13,312	12,691	1.0%	(7)(8)(9)
						13,458	13,312	12,691

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	GBP LIBOR + 6.25%, 7.4% Cash	1/20	1/27	1,770	1,872	1,770	0.1%	(3)(7)(8)(12)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	1/20	7/27	259	275	259	—%	(3)(7)
						2,029	2,147	2,029

Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 20.96%	2/22	10/30	18,358	7,222	5,884	0.5%	(3)(32)
						18,358	7,222	5,884

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 8.4% Cash	4/22	3/30	2,134	2,277	2,091	0.2%	(3)(7)(8)(22)
						2,134	2,277	2,091

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	9/21	9/27	4,981	5,459	4,871	0.4%	(3)(7)(8)(14)
		Preferred Stock (13 shares)	N/A	9/21	N/A		120	102	—%	(3)(7)
		Common Stock (48 shares)	N/A	9/21	N/A		12	10	—%	(3)(7)
						4,981	5,591	4,983

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.0% Cash	2/21	3/28	3,498	3,880	3,432	0.3%	(3)(7)(8)(21)
						3,498	3,880	3,432

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 9.2% Cash	3/21	3/29	20,000	19,536	19,688	1.5%	(7)(8)(9)
						20,000	19,536	19,688

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 6.9% Cash	12/21	12/28	5,417	5,721	5,218	0.4%	(3)(7)(8)(21)
		Revolver	SONIA + 6.00%, 6.9% Cash	12/21	12/22	—	(1)	(11)	—%	(3)(7)(8)(20)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	1,429	1,526	1,395	0.1%	(3)(7)(8)(21)
						6,846	7,246	6,602

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	4/19	4/26	9,201	9,197	9,182	0.7%	(7)(8)(10)
						9,201	9,197	9,182

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.7% Cash	10/20	10/27	$6,168	$6,440	$6,014	0.5%	(3)(7)(8)(15)
						6,168	6,440	6,014

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 5.8% Cash	5/21	12/27	672	655	672	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 6.2% Cash	12/20	12/27	2,405	2,564	2,405	0.2%	(3)(7)(8)(20)
						3,077	3,219	3,077

Armstrong Transport Group (Pele Buyer, LLC )	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.2% Cash	6/19	6/24	4,000	3,952	3,939	0.3%	(7)(8)(9)
						4,000	3,952	3,939

ASPEQ Heating Group LLC	Building Products, Air & Heating	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	11/19	11/25	8,412	8,336	8,412	0.7%	(7)(8)(10)
						8,412	8,336	8,412

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 7.2% Cash	11/21	11/28	1,981	2,098	1,915	0.1%	(3)(7)(8)(20)
						1,981	2,098	1,915

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 7.3% Cash	12/19	12/26	1,464	1,523	1,320	0.1%	(3)(7)(8)(15)
		First Lien Senior Secured Term Loan	SONIA + 7.25%, 7.9% Cash	4/21	12/26	814	899	734	0.1%	(3)(7)(8)(21)
						2,278	2,422	2,054

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 6.0% Cash	11/21	11/27	2,428	2,409	2,338	0.2%	(3)(7)(8)(23)
						2,428	2,409	2,338

Aviation Technical Services, Inc.	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 2.00%, 3.7% Cash, 6.5% PIK	02/22	3/25	27,391	26,049	26,487	2.1%	(7)(8)(9)(32)
						27,391	26,049	26,487

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 5.1% Cash, 0.3% PIK	08/18	3/25	4,848	4,454	4,155	0.3%	(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.1% Cash, 1.0% PIK	08/18	10/26	748	698	646	0.1%	(8)(10)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	5,794	5,691	6,113	0.5%
						11,390	10,843	10,914

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.8% Cash	11/21	11/27	4,583	4,481	4,493	0.3%	(7)(8)(10)
		Revolver	LIBOR + 5.25%, 6.8% Cash	11/21	11/27	58	49	50	—%	(7)(8)(10)
		Subordinated Term Loan	12.0% PIK	11/21	5/28	1,310	1,286	1,288	0.1%	(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	156	—%	(7)
						5,951	6,008	5,987

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	11/21	11/28	5,959	6,250	5,786	0.5%	(3)(7)(8)(14)
						5,959	6,250	5,786

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 5.3% Cash	7/19	7/26	1,136	1,223	1,136	0.1%	(3)(7)(8)(26)
						1,136	1,223	1,136

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.8% Cash	10/21	10/27	2,560	2,488	2,484	0.2%	(7)(8)(10)
						2,560	2,488	2,484

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.45%, 6.5% Cash	2/21	2/28	7,318	8,076	7,150	0.6%	(3)(7)(8)(15)
						7,318	8,076	7,150

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR +5.50%, 6.3% Cash	1/21	1/28	$2,156	$2,095	$2,115	0.2%	(3)(7)(8)(17)
		First Lien Senior Secured Term Loan	SOFR +5.50%, 7.0% Cash	1/21	1/28	377	377	370	—%	(3)(7)(8)(17)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 6.7% Cash	1/21	1/28	815	891	800	0.1%	(3)(7)(8)(20)
						3,348	3,363	3,285

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.2% Cash	8/21	8/27	1,902	1,818	1,828	0.1%	(7)(8)(10)
						1,902	1,818	1,828

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	8/21	1/28	5,000	5,000	4,737	0.4%	(7)
						5,000	5,000	4,737

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	10/21	10/28	1,963	2,109	1,923	0.1%	(3)(7)(8)(14)
						1,963	2,109	1,923

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	10/21	10/27	6,777	6,716	6,601	0.5%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 8.0% Cash	10/21	10/27	—	(12)	(35)	—%	(7)(8)(10)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	1,012	0.1%	(7)
						6,777	7,811	7,578

British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	756	756	813	0.1%
						756	756	813

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.0%, 9.3% Cash	12/20	12/27	13,925	15,107	13,582	1.1%	(3)(7)(8)(21)
						13,925	15,107	13,582

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	LIBOR + 4.00%, 5.2% Cash	2/22	12/28	2,839	2,819	2,658	0.2%	(8)(10)(32)
						2,839	2,819	2,658

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	10/18	10/24	6,281	6,244	6,281	0.5%	(7)(8)(10)
						6,281	6,244	6,281

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 9.5% Cash	6/22	6/26	9,699	9,365	9,311	0.7%	(7)(8)(14)
						9,699	9,365	9,311

Cadent, LLC (f/k/a Cross MediaWorks)	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.7% Cash	9/18	9/23	6,751	6,734	6,751	0.5%	(7)(8)(9)
						6,751	6,734	6,751

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.4% Cash	12/21	12/28	9,034	8,865	8,854	0.7%	(7)(8)(10)
		Revolver	LIBOR + 6.25%, 8.4% Cash	12/21	12/27	—	(17)	(19)	—%	(7)(8)(10)
						9,034	8,848	8,835

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 6.50%, 9.7% Cash	6/21	3/26	1,645	1,737	1,593	0.1%	(3)(7)(8)(25)
		Class A Equity (500,000 units)	N/A	5/22	N/A		389	388	—%	(3)(7)
		Class C - Warrants (74,712.64 units)	N/A	5/22	N/A		—	—	—%	(3)(7)
						1,645	2,126	1,981

Cardenas Markets, LLC	Retail	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	2/22	6/27	1,985	1,980	1,985	0.2%	(7)(8)(10) (32)
						1,985	1,980	1,985

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 8.6% Cash	4/22	4/27	$4,318	$4,256	$4,253	0.3%	(3)(7)(8)(17)
		LLC Units (681,818 units)	N/A	4/22	N/A		682	682	0.1%	(3)(7)
						4,318	4,938	4,935

Carlson Travel, Inc	Business Travel Management	First Lien Senior Secured Note	8.5% Cash	11/21	11/26	6,050	5,686	5,438	0.4%
		Common Stock (94,155 shares)	N/A	11/21	N/A		4,194	4,171	0.3%
						6,050	9,880	9,609

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	5/20	5/27	742	741	732	0.1%	(3)(7)(8)(14)
						742	741	732

Ceres Pharma NV	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	10/21	10/28	1,261	1,300	1,186	0.1%	(3)(7)(8)(14)
						1,261	1,300	1,186

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.9% Cash	2/22	2/28	17,751	17,415	17,441	1.4%	(7)(8)(10)
		Revolver	LIBOR + 5.50%, 6.9% Cash	2/22	2/28	—	(31)	(29)	—%	(7)(8)(10)
		Preferred Stock (551 shares)	N/A	2/22	N/A		551	806	0.1%	(7)
						17,751	17,935	18,218

Cineworld Group PLC	Leisure Products	Super Senior Senior Secured Term Loan	7.0% Cash, 8.3% PIK	11/20	5/24	1,862	1,688	2,077	0.2%	(3)
		Super Senior Senior Secured Term Loan	LIBOR + 8.25%, 10.1% Cash	7/21	2/25	994	967	1,033	0.1%	(3)(7)(8)(11)
		Warrants (553,375 units)	N/A	12/20	11/25		102	57	—%	(3)
						2,856	2,757	3,167

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.1% Cash	1/20	1/26	6,305	6,210	6,212	0.5%	(7)(8)(11)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.1% Cash	1/20	4/26	344	334	335	—%	(7)(8)(11)
						6,649	6,544	6,547

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 4.75%, 7.3% Cash	5/19	5/25	19,018	18,838	18,771	1.5%	(7)(8)(17)
						19,018	18,838	18,771

CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.8% Cash	1/20	1/25	4,134	4,088	4,006	0.3%	(7)(8)(11)
		LLC Units (8,782 units)	N/A	1/20	N/A		352	175	—%	(7)
						4,134	4,440	4,181

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	5,023	4,601	4,561	0.4%	(7)
		Subordinated Term Loan	8.00% Cash	11/21	11/31	13,044	11,893	11,830	0.9%	(7)
		LLC Units (547,591.0 units)	N/A	11/21	N/A		9,045	10,140	0.8%	(7)
						18,067	25,539	26,531

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.5% Cash	11/21	11/28	1,303	1,274	1,278	0.1%	(3)(7)(8)(10)
						1,303	1,274	1,278

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	LIBOR + 7.0%, 8.7% Cash	4/20	4/26	$1,622	$1,583	$1,596	0.1%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 7.0%, 8.7% Cash	4/20	4/27	12,087	11,808	11,894	0.9%	(7)(8)(9)
		Class B Partnership Units (33,324.69 units)	N/A	4/20	N/A		—	237	—%	(7)
						13,709	13,391	13,727

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	4/22	10/25	376	369	368	—%	(7)
		LLC Units (46,085.6 units)	N/A	4/22	N/A		125	127	—%	(7)
						376	494	495

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 6.5% Cash	4/22	4/28	13,723	13,456	13,448	1.0%	(7)(8)(17)
		Revolver	SOFR + 5.50%, 6.5% Cash	4/22	4/28	—	(21)	(22)	—%	(7)(8)(17)
						13,723	13,435	13,426

Contabo Finco S.À R.L	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	11/21	10/26	5,469	5,804	5,457	0.4%	(3)(7)(8)(14)
						5,469	5,804	5,457

Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	9.8% Cash	3/22	3/25	30,444	30,728	29,714	2.3%	(3)(7)
						30,444	30,728	29,714

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash, 3.5% PIK	9/21	9/28	3,872	4,213	3,776	0.3%	(3)(7)(8)(14)
		Class A Units (440.0 units)	N/A	9/21	N/A		205	188	—%	(3)(7)
		Class B Units (191.0 units)	N/A	9/21	N/A		446	500	—%	(3)(7)
						3,872	4,864	4,464

CPI International, Inc.	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.5% Cash	2/22	7/25	8,575	7,975	8,147	0.6%	(7)(8)(10) (32)
						8,575	7,975	8,147

Crash Champions, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.2% Cash	5/21	8/25	21,556	20,881	20,679	1.6%	(7)(8)(17)
						21,556	20,881	20,679

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.50%, 6.7% Cash	09/20	9/27	1,203	1,208	1,177	0.1%	(3)(7)(8)(19)
						1,203	1,208	1,177

CT Technologies Intermediate Holdings, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.9% Cash	2/22	12/25	4,962	4,955	4,627	0.4%	(8)(9)(32)
						4,962	4,955	4,627

Custom Alloy Corporation	Manufacturer of Pipe Fittings & Forgings	Revolver	15.0% PIK	12/20	4/23	5,125	4,222	487	—%	(7)(29)(30)
		Second Lien Loan	15.0% PIK	12/20	4/23	54,203	42,162	5,154	0.4%	(7)(29)(30)
						59,328	46,384	5,641

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	12/21	12/28	889	934	870	0.1%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 6.4% Cash	12/21	12/28	1,142	1,115	1,119	0.1%	(3)(7)(8)(17)
						2,031	2,049	1,989

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.7% Cash	1/21	1/27	2,803	2,753	2,708	0.2%	(7)(8)(9)
		LLC Units (161,290.32 units)	N/A	1/21	N/A		161	108	—%	(7)
						2,803	2,914	2,816

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DataOnline Corp.	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.8% Cash	2/22	11/25	$14,625	$14,625	$14,333	1.1%	(7)(8)(10) (32)
		Revolver	LIBOR + 6.25%, 8.5% Cash	2/22	11/25	2,143	2,143	2,100	0.2%	(7)(8)(10) (32)
						16,768	16,768	16,433

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.7% Cash	12/21	12/26	709	696	689	0.1%	(7)(8)(9)
		Revolver	LIBOR + 6.00%, 7.7% Cash	12/21	12/26	65	62	59	—%	(7)(8)(9)
		LLC Units (1,280.8 units)	N/A	12/21	N/A		55	38	—%	(7)
						774	813	786

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	4/19	12/23	6,880	6,850	6,715	0.5%	(7)(8)(9)
						6,880	6,850	6,715

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	4/21	4/28	3,659	3,968	3,577	0.3%	(3)(7)(8)(15)
						3,659	3,968	3,577

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	3/20	3/27	2,223	2,300	2,206	0.2%	(3)(7)(8)(15)
						2,223	2,300	2,206

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 11%	2/22	4/34	3,620	2,387	2,109	0.2%	(3)(32)
						3,620	2,387	2,109

Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 12.5%	2/22	7/30	17,233	7,370	5,084	0.4%	(3)(32)
						17,233	7,370	5,084

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	9/21	9/28	121	108	111	—%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 5.8% Cash	9/21	9/28	1,230	1,211	1,214	0.1%	(3)(7)(8)(10)
						1,351	1,319	1,325

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 7.6% Cash	6/22	6/28	1,000	985	985	0.1%	(3)(7)(8)(16)
						1,000	985	985

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 8.3% Cash	7/21	7/27	4,540	4,454	4,435	0.3%	(7)(8)(10)
						4,540	4,454	4,435

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.2% Cash	11/21	11/29	14,469	14,230	14,267	1.1%	(7)(8)(9)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	707	0.1%	(7)
						14,469	14,761	14,974

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.9% Cash	9/21	9/27	4,963	4,874	4,890	0.4%	(7)(8)(10)
						4,963	4,874	4,890

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	11,548	11,143	11,174	0.9%	(7)(8)(10)
		Revolver	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	961	907	911	0.1%	(7)(8)(10)
						12,509	12,050	12,085

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	2/21	12/25	5,619	5,577	5,450	0.4%	(7)(8)(10)
						5,619	5,577	5,450

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	4/21	4/28	6,125	6,015	6,048	0.5%	(7)(8)(10)
						6,125	6,015	6,048

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.4% Cash	11/21	11/27	$3,839	$3,739	$3,753	0.3%	(7)(8)(9)
		Revolver	LIBOR + 5.75%, 7.4% Cash	11/21	11/27	—	(27)	(23)	—%	(7)(8)(10)
						3,839	3,712	3,730

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50%, 7.4% Cash	3/22	3/28	1,762	1,853	1,701	0.1%	(3)(7)(8)(23)
						1,762	1,853	1,701

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	8/20	8/27	1,588	1,751	1,588	0.1%	(3)(7)(8)(14)
						1,588	1,751	1,588

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886.0 units)	N/A	3/21	N/A		2,799	2,655	0.2%	(3)(7)
							2,799	2,655

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	2/21	2/28	1,299	1,279	1,299	0.1%	(7)(8)(10)
						1,299	1,279	1,299

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	3/22	3/29	2,122	2,162	2,063	0.2%	(3)(7)(8)(14)
						2,122	2,162	2,063

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (6,582.7 shares)	11.0% PIK	3/22	N/A		7,263	7,695	0.6%	(7)
							7,263	7,695

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 5.5% Cash	12/20	12/26	4,237	4,171	4,165	0.3%	(7)(8)(10)
						4,237	4,171	4,165

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 8.8% Cash	5/22	5/30	13,692	13,422	13,418	1.0%	(7)(8)(16)
		LLC Units (966.99 units)	N/A	5/22	N/A		967	967	0.1%	(7)
						13,692	14,389	14,385

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,828	14,806	1.2%
						16,000	14,828	14,806

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 6.8% Cash	4/22	4/29	1,504	1,556	1,441	0.1%	(3)(7)(8)(20)
						1,504	1,556	1,441

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.4% Cash	5/21	5/27	4,661	4,499	4,612	0.4%	(7)(8)(9)
		Partnership Units (937.5 units)	N/A	5/21	N/A		938	938	0.1%	(7)
						4,661	5,437	5,550

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 14.0% Cash	11/21	11/28	3,990	3,786	3,890	0.3%	(7)(8)(10)
		Common Stock (192,000 shares)	N/A	11/21	N/A		219	121	—%
						3,990	4,005	4,011

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	8/21	8/28	6,878	6,754	6,779	0.5%	(7)(8)(9)
		LP Interest (1,160.9 units)	N/A	8/21	N/A		12	14	—%	(7)
		LP Units (5,104.3 units)	N/A	8/21	N/A		51	60	—%	(7)
						6,878	6,817	6,853

GC EOS Buyer, Inc.	Automotive	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.2% Cash	2/22	8/25	2,474	2,473	2,451	0.2%	(8)(9)(32)
						2,474	2,473	2,451

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
GPZN II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	6/22	6/29	$449	$427	$422	—%	(3)(7)(8)(13)
						449	427	422

GTM Intermediate Holdings, Inc.	Medical Equipment Manufacturer	Second Lien Loan	11.0% Cash, 1.0% PIK	12/20	12/24	10,559	10,512	10,559	0.8%	(7)(30)
		Series A Preferred Units (1,434,472.41 units)	N/A	12/20	N/A		2,166	1,063	0.1%	(7)(30)
		Series C Preferred Units (715,649.59 units)	N/A	12/20	N/A		1,081	1,482	0.1%	(7)(30)
						10,559	13,759	13,104

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 8.4% Cash	11/21	8/26	827	798	609	—%	(8)(9)
						827	798	609

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	1,189	1,157	1,160	0.1%	(7)
		Subordinated Term Loan	11.0% PIK	11/21	11/28	9,170	8,969	8,989	0.7%	(7)
						10,359	10,126	10,149

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	8/19	8/25	14,004	13,919	13,803	1.1%	(7)(8)(10)
						14,004	13,919	13,803

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	7,368	7,234	7,251	0.6%	(7)(8)(9)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	—	(47)	(42)	—%	(7)(8)(9)
						7,368	7,187	7,209

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 5.0% Cash	09/19	9/26	3,166	3,676	3,116	0.2%	(3)(7)(8)(14)
						3,166	3,676	3,116

Highpoint Global LLC	Government Services	Second Lien Note	12.0% Cash, 2.0% PIK	12/20	9/22	5,489	5,468	5,489	0.4%	(7)(30)
						5,489	5,468	5,489

Holland Acquisition Corp.	Energy: Oil & Gas	First Lien Senior Secured Term Loan	LIBOR + 9.00%, 11.3% Cash	2/22	11/22	3,754	—	—	—%	(7)(8)(11) (29)(32)
						3,754	—	—

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.7% Cash	3/21	3/27	3,811	3,749	3,735	0.3%	(7)(8)(9)
						3,811	3,749	3,735

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.7% Cash	4/22	11/28	20,000	19,413	19,400	1.5%	(3)(7)(8)(18)
						20,000	19,413	19,400

HTI Technology & Industries	Electronic Component Manufacturing	Second Lien Note	12.0% Cash, 4.0% PIK	12/20	9/24	24,736	24,080	24,241	1.9%	(7)(30)
						24,736	24,080	24,241

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	12/18	12/24	11,012	10,838	10,816	0.8%	(7)(8)(10)
						11,012	10,838	10,816

IM Analytics Holding, LLC (d/b/a NVT)	Electronic Instruments & Components	First Lien Senior Secured Term Loan	LIBOR + 7.00%, 8.7% Cash	11/19	11/23	8,085	8,054	6,581	0.5%	(7)(8)(9)
		Warrants (68,950 units)	N/A	11/19	11/26		—	—	—%	(7)
						8,085	8,054	6,581

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.5% Cash	5/21	4/28	2,614	2,918	2,573	0.2%	(3)(7)(8)(15)
						2,614	2,918	2,573

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	11/21	11/28	2,747	2,897	2,687	0.2%	(3)(7)(8)(14)
						2,747	2,897	2,687

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.0% Cash	4/21	4/28	$6,193	$6,779	$5,673	0.4%	(3)(7)(8)(15)
						6,193	6,779	5,673

Innovative XCessories & Services, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.9% Cash	2/22	3/27	2,931	2,877	2,357	0.2%	(8)(9)(32)
						2,931	2,877	2,357

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.4%, 5.4% Cash	12/20	12/27	4,846	5,506	4,846	0.4%	(3)(7)(8)(14)
						4,846	5,506	4,846

Iqor US Inc.	Services: Business	First Lien Senior Secured Term Loan	LIBOR + 7.50%, 9.2% Cash	2/22	11/24	2,696	2,725	2,676	0.2%	(8)(9)(32)
						2,696	2,725	2,676

Isagenix International, LLC	Wholesale	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.9% Cash	2/22	6/25	1,579	1,160	931	0.1%	(8)(10)(32)
						1,579	1,160	931

ISS#2, LLC (d/b/a Industrial Services Solutions)	Commercial Services & Supplies	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	2/20	2/26	8,357	8,238	8,190	0.6%	(7)(8)(10)
						8,357	8,238	8,190

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.4% Cash	12/21	12/27	718	703	704	0.1%	(7)(8)(9)
		Revolver	LIBOR + 4.75%, 6.4% Cash	12/21	12/27	—	(2)	(2)	—%	(7)(8)(9)
		Common Stock (1,433.37 shares)	N/A	1/22	N/A		144	143	—%	(7)
						718	845	845

Ivanti Software, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.8% Cash	2/22	12/28	6,000	5,989	5,460	0.4%	(8)(10)(32)
						6,000	5,989	5,460

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	11/19	2/29	3,999	4,077	3,910	0.3%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.0% Cash	11/19	2/29	6,714	6,506	6,564	0.5%	(3)(7)(8)(11)
						10,713	10,583	10,474

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	12/21	9/24	3,780	3,734	3,733	0.3%	(7)(8)(10)
		Revolver	LIBOR + 5.25%, 7.5% Cash	12/21	9/24	—	(5)	(5)	—%	(7)(8)(10)
						3,780	3,729	3,728

Jedson Engineering, Inc.	Engineering & Construction Management	First Lien Loan	12.0% Cash	12/20	6/24	2,650	2,650	2,650	0.2%	(7)(30)
						2,650	2,650	2,650

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	8/20	11/27	3,887	3,887	3,897	0.3%
						3,887	3,887	3,897

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.3% Cash	5/21	7/24	3,846	3,755	3,635	0.3%	(7)(8)(10)
						3,846	3,755	3,635

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 7.1% Cash	3/22	3/27	3,519	3,781	3,396	0.3%	(3)(7)(8)(27)
						3,519	3,781	3,396

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	2/22	2/28	2,785	2,732	2,735	0.2%	(7)(8)(11)
		Revolver	LIBOR + 5.75%, 6.8% Cash	2/22	2/28	—	(8)	(7)	—%	(7)(8)(10)
		LLC Units (974.68 units)	N/A	2/22	N/A		97	97	—%	(7)
						2,785	2,821	2,825

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.0% Cash	11/20	11/26	$5,684	$5,552	$5,548	0.4%	(7)(8)(10)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	203	—%	(7)
						5,684	5,755	5,751

Kene Acquisition, Inc. (En Engineering)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 6.5% Cash	8/19	8/26	7,188	7,098	7,070	0.6%	(7)(8)(10)
						7,188	7,098	7,070

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	10/21	10/27	9,279	9,113	9,140	0.7%	(7)(8)(10)
		LLC Units (637,677.11 units)	N/A	10/21	N/A		638	607	—%	(7)
						9,279	9,751	9,747

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.8% Cash	12/20	12/27	8,966	8,793	8,786	0.7%	(7)(8)(10)
						8,966	8,793	8,786

LAF International	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	3/21	3/28	1,505	1,697	1,505	0.1%	(3)(7)(8)(15)
						1,505	1,697	1,505

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.0% Cash	12/21	12/28	4,612	4,782	4,457	0.3%	(3)(7)(8)(14)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	6/29	1,382	1,445	1,348	0.1%	(3)(7)
						5,994	6,227	5,805

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 5.8% Cash	5/22	5/29	610	587	586	—%	(3)(7)(8)(16)
		Revolver	SOFR + 5.25%, 6.7% Cash	5/22	11/28	35	35	35	—%	(3)(7)(8)(16)
						645	622	621

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.3% Cash	2/22	2/28	10,328	10,157	10,171	0.8%	(7)(8)(10)
		Revolver	LIBOR + 5.00%, 7.3% Cash	2/22	2/28	347	305	308	—%	(7)(8)(10)
		LLC Units (52,493.44 units)	N/A	2/22	N/A		52	52	—%	(7)
						10,675	10,514	10,531

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 4.9% Cash	8/20	12/23	135	95	118	—%	(7)(8)(9)
		First Lien Senior Secured Term Loan	3.0% Cash, LIBOR + 10.0% PIK	8/20	12/23	8,369	8,334	8,327	0.6%	(10)
						8,504	8,429	8,445

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	3/23	12,319	10,129	—	—%	(7)(29)(30)
						12,319	10,129	—

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 5.00%, 6.0% Cash	4/22	4/25	20,000	19,814	19,800	1.5%	(7)(8)(16)
						20,000	19,814	19,800

Lifestyle Intermediate II, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	LIBOR + 7.00%, 8.0% Cash	2/22	1/26	3,154	3,154	3,091	0.2%	(7)(8)(10) (32)
		Revolver	LIBOR + 7.00%, 8.0% Cash	2/22	1/26	167	167	117	—%	(7)(8)(10) (32)
						3,321	3,321	3,208

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	1/21	12/25	862	854	854	0.1%	(7)(8)(10)
						862	854	854

LogMeIn, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.3% Cash	2/22	8/27	1,975	1,957	1,496	0.1%	(8)(9)(32)
						1,975	1,957	1,496

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.3% Cash	4/22	9/27	$8,082	$7,925	$7,920	0.6%	(7)(8)(9)
						8,082	7,925	7,920

Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes	LIBOR + 8.77%, 9.8% Cash	2/22	4/34	5,250	5,107	4,534	0.4%	(3)(32)
		Subordinated Structured Notes	Residual Interest, current yield 12.38%	2/22	4/34	13,730	9,332	7,595	0.6%	(3)(32)
						18,980	14,439	12,129

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	12/21	12/28	1,788	1,877	1,739	0.1%	(3)(7)(8)(14)
		Revolver	EURIBOR + 5.00%, 5.0% Cash	12/21	6/27	—	(4)	(3)	—%	(3)(7)(8)(14)
						1,788	1,873	1,736

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 7.7% Cash	2/22	2/28	10,973	10,800	10,781	0.8%	(7)(8)(17)
		Revolver	SOFR + 5.50%, 7.7% Cash	2/22	2/28	964	937	935	0.1%	(7)(8)(17)
						11,937	11,737	11,716

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	7/21	6/27	3,669	3,587	3,610	0.3%	(7)(8)(10)
		Partnership Units (746.66 Units)	N/A	6/21	N/A		747	833	0.1%	(7)
						3,669	4,334	4,443

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.8% Cash	11/19	11/25	2,926	2,890	2,926	0.2%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 7.2% Cash	12/20	11/25	3,970	4,294	3,970	0.3%	(7)(8)(20)
						6,896	7,184	6,896

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 7.2% Cash	2/22	10/27	9,048	9,773	8,166	0.6%	(3)(8)(20)
						9,048	9,773	8,166

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 9.9% Cash	11/21	11/29	4,421	4,380	4,067	0.3%	(8)(10)
						4,421	4,380	4,067

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.2% Cash	8/21	8/27	916	900	903	0.1%	(7)(8)(9)
		Partnership Units (76.92 Units)	N/A	8/21	N/A		77	64	—%	(7)
						916	977	967

Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.0%, 7.1% Cash	12/20	12/26	7,915	8,302	7,697	0.6%	(3)(7)(8)(22)
						7,915	8,302	7,697

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 4.75%, 6.1% Cash	11/20	11/27	993	1,051	971	0.1%	(3)(7)(8)(20)
						993	1,051	971

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.1% Cash	08/20	8/26	7,424	7,289	7,279	0.6%	(7)(8)(9)
						7,424	7,289	7,279

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 7.2% Cash	03/22	3/28	19,133	19,484	18,583	1.4%	(3)(7)(8)(23)
						19,133	19,484	18,583

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	$5,665	$5,574	$5,439	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	—	(21)	(52)	—%	(7)(8)(10)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	385	—%	(7)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	—	—%	(7)
						5,665	6,063	5,772

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.8% Cash	02/21	2/27	2,708	2,655	2,670	0.2%	(7)(8)(9)
						2,708	2,655	2,670

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.9% Cash	10/21	10/28	1,555	1,681	1,513	0.1%	(3)(7)(8)(21)
		Revolver	SONIA + 5.25%, 5.9% Cash	10/21	4/23	186	202	186	—%	(3)(7)(8)(21)
						1,741	1,883	1,699

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions)	Energy Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.9% Cash	10/18	10/25	4,728	4,716	4,718	0.4%	(7)(8)(9)
						4,728	4,716	4,718

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	10/21	9/27	2,488	2,443	2,450	0.2%	(7)(8)(10)
						2,488	2,443	2,450

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.75%, 7.6% Cash	1/22	1/28	3,539	3,661	3,472	0.3%	(3)(7)(8)(24)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 7.6% Cash	1/22	1/28	474	437	450	—%	(3)(7)(8)(18)
						4,013	4,098	3,922

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.3% Cash	12/21	12/28	9,613	9,431	9,421	0.7%	(7)(8)(10)
		Revolver	LIBOR + 6.00%, 8.3% Cash	12/21	12/28	—	(25)	(27)	—%	(7)(8)(10)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	211	—%	(7)
						9,613	9,617	9,605

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.8% Cash	3/22	3/29	3,630	3,560	3,563	0.3%	(7)(8)(18)
		Revolver	SOFR + 5.00%, 6.7% Cash	3/22	3/28	1,076	1,050	1,051	0.1%	(7)(8)(16)
						4,706	4,610	4,614

Odeon Cinemas Group Limited	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	11.3% Cash	2/21	8/23	3,602	4,079	3,422	0.3%	(3)(7)
						3,602	4,079	3,422

Offen Inc.	Transportation: Cargo	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.9% Cash	2/22	6/26	3,744	3,707	3,651	0.3%	(7)(11)(32)
						3,744	3,707	3,651

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	6/21	6/28	3,312	3,669	3,229	0.3%	(3)(7)(8)(14)
						3,312	3,669	3,229

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	12/20	12/26	11,177	11,067	10,907	0.8%	(7)(8)(9)
						11,177	11,067	10,907

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.2% Cash	12/19	12/25	2,302	2,274	2,266	0.2%	(3)(7)(8)(11)
						2,302	2,274	2,266

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.7% Cash	6/21	5/28	2,780	3,146	2,729	0.2%	(3)(7)(8)(21)
						2,780	3,146	2,729

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	6/21	6/28	$347	$394	$341	—%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.2% Cash	6/21	6/28	597	583	586	—%	(3)(7)(8)(10)
						944	977	927

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	2,269	2,227	2,232	0.2%	(7)(8)(10)
		Revolver	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	56	53	53	—%	(7)(8)(10)
						2,325	2,280	2,285

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	12/19	12/26	4,263	4,483	4,250	0.3%	(3)(7)(8)(15)
						4,263	4,483	4,250

Path Medical, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	13.0% PIK	2/22	10/22	11,764	—	—	—%	(7)(29)(32)
		First Lien Senior Secured Term Loan	10.5% PIK	2/22	10/22	8,465	4,571	4,732	0.4%	(7)(29)(32)
		Warrants (36,716 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(32)
						20,229	4,571	4,732

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	2/20	2/27	2,780	2,844	2,638	0.2%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	LIBOR + 6.75%, 8.2% Cash	2/20	2/27	3,539	3,473	3,359	0.3%	(3)(7)(8)(10)
						6,319	6,317	5,997

PDQ.Com Corporation	Business equipment & services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.3% Cash	8/21	8/27	7,508	7,259	7,285	0.6%	(7)(8)(10)
		Class A-2 Partnership Units (28.8 units)	N/A	8/21	N/A		29	39	—%	(7)
						7,508	7,288	7,324

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	5/22	5/27	109	109	106	—%	(3)(7)
		Structured Secured Note - Class B	5.4% Cash	5/22	5/27	109	109	109	—%	(3)(7)
		Structured Secured Note - Class C	5.9% Cash	5/22	5/27	109	109	104	—%	(3)(7)
		Structured Secured Note - Class D	8.5% Cash	5/22	5/27	109	109	101	—%	(3)(7)
		Structured Secured Note - Class E	11.4% Cash	5/22	5/27	5,564	5,564	5,178	0.4%	(3)(7)
						6,000	6,000	5,598

Permaconn BidCo Pty Ltd	Telecommunications	First Lien Senior Secured Term Loan	BBSY + 6.50%, 7.8% Cash	12/21	12/27	2,817	2,852	2,753	0.2%	(3)(7)(8)(23)
						2,817	2,852	2,753

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	1,236	1,214	1,212	0.1%	(7)(8)(10)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	71	61	60	—%	(7)(8)(10)
		Partnership Units (7,409 units)	N/A	12/21	N/A		741	741	0.1%	(7)
						1,307	2,016	2,013

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash, 4.0% PIK	12/21	6/26	48,699	47,381	47,238	3.7%	(7)(8)(10)
		Warrants - Class A (25,582 units)	N/A	12/21	N/A		—	—	—%	(7)
		Warrants - Class B (8,634 units)	N/A	12/21	N/A		—	—	—%	(7)
		Warrants - Class C (888 units)	N/A	12/21	N/A		—	—	—%	(7)
		Warrants - Class D (2,282 units)	N/A	12/21	N/A		—	—	—%	(7)
						48,699	47,381	47,238

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 7.00%, 8.7% Cash	2/22	1/23	$1,023	$1,023	$1,023	0.1%	(7)(8)(9)(32)
						1,023	1,023	1,023

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.5% Cash	12/20	12/26	14,740	14,508	14,499	1.1%	(7)(8)(10)
						14,740	14,508	14,499

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.2% Cash	6/21	6/28	3,764	4,123	3,764	0.3%	(3)(7)(8)(15)
						3,764	4,123	3,764

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 5.5% Cash	8/21	7/28	2,789	2,714	2,731	0.2%	(3)(7)(8)(18)
						2,789	2,714	2,731

Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 6.6% Cash	3/19	3/25	6,174	6,128	5,840	0.5%	(7)(8)(10)
						6,174	6,128	5,840

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 5.5% Cash	3/19	10/24	1,827	1,826	1,805	0.1%	(7)(8)(10)
						1,827	1,826	1,805

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	3/22	3/28	1,774	1,740	1,743	0.1%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 6.5% Cash	3/22	3/28	—	(9)	(9)	—%	(7)(8)(10)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	3/22	3/29	81	81	79	—%	(7)
		LLC Units (241,935.48 units	N/A	3/22	N/A		161	166	—%	(7)
						1,855	1,973	1,979

Proppants Holding, LLC	Energy: Oil & Gas	LLC Units (1,668,106 units)	N/A	2/22	N/A		—	—	—%	(7)(32)
							—	—

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.0% Cash	3/21	3/28	1,423	1,565	1,385	0.1%	(3)(7)(8)(14)
		Revolver	EURIBOR + 5.25%, 5.3% Cash	3/21	3/27	2,048	2,272	2,013	0.2%	(3)(7)(8)(14)
						3,471	3,837	3,398

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	5/22	5/29	854	822	811	0.1%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.9% Cash	5/22	5/29	866	842	842	0.1%	(3)(7)(8)(10)
						1,720	1,664	1,653

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.50%, 6.0% Cash	9/21	9/26	1,896	1,959	1,876	0.1%	(3)(7)(8)(23)
						1,896	1,959	1,876

Questel Unite	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/20	12/27	6,892	6,808	6,892	0.5%	(3)(7)(8)(10)
						6,892	6,808	6,892

RA Outdoors, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 9.0% Cash	2/22	4/26	12,917	12,658	12,658	1.0%	(7)(8)(10) (32)
		Revolver	LIBOR + 6.75%, 9.0% Cash	2/22	4/26	—	—	(25)	—%	(7)(8)(10) (32)
						12,917	12,658	12,633

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.5% Cash	8/20	7/26	11,589	11,420	11,589	0.9%	(7)(8)(10)
		Partnership Equity (187,235 units	N/A	3/21	N/A		187	127	—%	(7)
						11,589	11,607	11,716

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Renovation Parent Holdings, LLC	Home furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.5% Cash	11/21	11/27	$4,830	$4,720	$4,735	0.4%	(7)(8)(10)
		Partnership Equity (197,368.42 units	N/A	11/21	N/A		197	197	—%	(7)
						4,830	4,917	4,932

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.0% Cash	6/22	12/26	9,409	9,274	9,220	0.7%	(7)(8)(15)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.7% Cash	12/20	12/26	8,101	7,921	7,920	0.6%	(7)(8)(9)
						17,510	17,195	17,140

Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 9.2% Cash	2/22	4/25	5,081	5,107	4,802	0.4%	(7)(8)(10) (32)
						5,081	5,107	4,802

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 8.6% Cash	4/21	4/29	4,011	3,938	4,011	0.3%	(7)(8)(10)
						4,011	3,938	4,011

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 7.4% Cash	8/21	6/28	2,919	3,224	2,851	0.2%	(3)(7)(8)(20)
						2,919	3,224	2,851

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	12/21	12/28	1,746	1,838	1,703	0.1%	(3)(7)(8)(14)
						1,746	1,838	1,703

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.7% Cash	10/20	10/25	7,436	7,299	7,311	0.6%	(7)(8)(9)
						7,436	7,299	7,311

RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	LIBOR + 7.75%, 9.0% Cash	2/22	9/25	10,434	10,434	10,288	0.8%	(7)(8)(10) (32)
		Revolver	LIBOR + 7.75%, 9.0% Cash	2/22	9/25	3,968	3,968	3,913	0.3%	(7)(8)(10) (32)
		Class A Preferred Stock (145.347 shares	N/A	2/22	N/A		4	2	—%	(7)(32)
		Class B Preferred Stock (145.347 shares	N/A	2/22	N/A		—	—	—%	(7)(32)
		Class C Preferred Stock (7,844.03 shares	N/A	2/22	N/A		450	325	—%	(7)(32)
		Common Stock (153 shares)	N/A	2/22	N/A		—	—	—%	(7)(32)
						14,402	14,856	14,528

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.3% Cash	1/19	5/24	9,470	9,470	9,470	0.7%	(7)(8)(10)
						9,470	9,470	9,470

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.6% Cash	12/20	12/26	11,994	11,785	11,838	0.9%	(7)(8)(9)
		Preferred Stock (372.1 shares)	N/A	12/20	N/A		372	464	—%	(7)
						11,994	12,157	12,302

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	6/22	7/29	9,381	8,918	8,918	0.7%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 5.5% Cash	6/22	7/29	3,240	3,151	3,151	0.2%	(3)(7)(8)(28)
						12,621	12,069	12,069

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	12/21	12/28	1,744	1,705	1,726	0.1%	(7)(8)(10)
		Revolver	LIBOR + 5.50%, 7.8% Cash	12/21	12/28	—	(6)	(3)	—%	(7)(8)(10)
						1,744	1,699	1,723

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.0% Cash	5/22	3/29	$6,353	$6,273	$6,138	0.5%	(3)(7)(8)(14)
		Revolver	EURIBOR + 6.00%, 6.0% Cash	5/22	3/29	—	(25)	(25)	—%	(3)(7)(8)(14)
						6,353	6,248	6,113

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	5/22	11/28	81	69	68	—%	(3)(7)(8)(15)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	5/22	5/29	480	478	467	—%	(3)(7)(8)(15)
		Revolver	EURIBOR + 5.75%, 5.8% Cash	5/22	11/22	—	(1)	(1)	—%	(3)(7)(8)(15)
						561	546	534

Serta Simmons Bedding LLC	Home Furnishings	Super Priority First Out	LIBOR + 7.50%, 9.0% Cash	6/20	8/23	7,313	7,228	7,079	0.6%	(8)(9)
		Super Priority Second Out	LIBOR + 7.50%, 9.0% Cash	6/20	8/23	3,589	3,373	2,505	0.2%	(8)(9)
						10,902	10,601	9,584

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	12/20	12/26	6,970	6,861	6,692	0.5%	(7)(8)(10)
						6,970	6,861	6,692

SMART Financial Operations, LLC	Banking, Finance, Insurance & Real Estate	Preferred Stock (1,000,000 shares)	N/A	2/22	N/A		—	130	—%	(7)(32)
							—	130

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.3% Cash	11/21	10/27	13,776	13,490	13,530	1.1%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 7.3% Cash	11/21	10/27	—	(21)	(18)	—%	(7)(8)(10)
						13,776	13,469	13,512

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.1% Cash	10/18	10/25	4,559	4,540	4,527	0.4%	(7)(8)(11)
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.1% Cash	12/20	10/25	470	460	465	—%	(7)(8)(11)
						5,029	5,000	4,992

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.8% Cash	12/20	12/26	18,129	17,846	18,129	1.4%	(7)(8)(10)
						18,129	17,846	18,129

Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 18.99%	2/22	7/31	4,489	2,252	1,784	0.1%	(3)(32)
						4,489	2,252	1,784

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	12/19	12/26	21,035	20,736	21,035	1.6%	(7)(8)(10)
						21,035	20,736	21,035

SPT Acquico Limited	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	01/21	12/27	658	645	658	0.1%	(3)(7)(8)(10)
						658	645	658

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 7.7% Cash	12/20	11/27	2,469	2,552	2,370	0.2%	(3)(7)(8)(20)
						2,469	2,552	2,370

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.40%, 6.9% Cash	10/21	4/27	2,500	2,466	2,471	0.2%	(3)(7)(8)(10)
						2,500	2,466	2,471

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	12/21	12/27	13,142	12,897	12,923	1.0%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 8.0% Cash	12/21	12/27	—	(34)	(30)	—%	(7)(8)(10)
						13,142	12,863	12,893

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Syniverse Holdings, Inc.	Technology Distributors	First Lien Senior Secured Term Loan	SOFR + 7.00%, 8.3% Cash	5/22	5/27	$20,003	$19,051	$17,578	1.4%	(8)(17)
		Series A Preferred Equity (7,575,758 units)	N/A	5/22	N/A		7,424	7,424	0.6%	(7)
						20,003	26,475	25,002

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.2% Cash	11/21	10/28	2,040	2,009	2,009	0.2%	(3)(7)(8)(9)
		Revolver	LIBOR + 5.75%, 7.2% Cash	11/21	10/26	564	555	556	—%	(3)(7)(8)(9)
						2,604	2,564	2,565

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	7/21	7/28	2,084	2,050	2,055	0.2%	(7)
		Common Stock (1,227.79 shares)	N/A	7/21	N/A		50	75	—%	(7)
						2,084	2,100	2,130

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 7.6% Cash	3/22	3/28	19,127	18,712	18,733	1.5%	(7)(8)(16)
		Revolver	SOFR + 6.00%, 7.6% Cash	3/22	3/28	364	345	346	—%	(7)(8)(16)
						19,491	19,057	19,079

Team Car Care, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 8.00%, 9.0% Cash	2/22	6/24	12,492	12,492	12,317	1.0%	(7)(8)(10) (32)
						12,492	12,492	12,317

Team Services Group	Services: Consumer	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.7% Cash	2/22	12/27	9,887	9,887	9,492	0.7%	(8)(9)(32)
		Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 10.7% Cash	02/22	12/28	5,000	4,975	4,900	0.4%	(7)(8)(9)(32)
						14,887	14,862	14,392

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	11/21	11/28	3,674	3,781	3,573	0.3%	(3)(7)(8)(14)
		Revolver	EURIBOR + 5.50%, 5.5% Cash	11/21	5/28	278	274	264	—%	(3)(7)(8)(14)
						3,952	4,055	3,837

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.5% Cash	12/21	12/27	5,458	5,356	5,366	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.50%, 7.5% Cash	12/21	12/27	—	(18)	(16)	—%	(7)(8)(10)
						5,458	5,338	5,350

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	4/22	4/28	256	251	251	—%	(7)
		Partnership Equity (24,358.97 units)	N/A	4/22	N/A		239	244	—%	(7)
						256	490	495

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.9% Cash	10/21	12/27	843	778	798	0.1%	(7)(8)(9)
		Revolver	LIBOR + 4.25%, 5.9% Cash	10/21	12/27	—	(13)	(10)	—%	(7)(8)(9)
		Subordinated Term Loan	9.00% Cash	10/21	12/27	3,333	3,272	3,282	0.3%	(7)
						4,176	4,037	4,070

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	12/19	12/26	482	432	436	—%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	12/19	12/25	5,680	5,574	5,565	0.4%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	12/19	12/26	14,486	14,230	14,190	1.1%	(7)(8)(10)
						20,648	20,236	20,191

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.75%, 8.2% Cash	4/22	3/30	$12,522	$12,277	$12,272	1.0%	(7)(8)(17)
		Partnership Equity (676,880.98 units)	N/A	4/22	N/A		677	677	0.1%	(7)
						12,522	12,954	12,949

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.0% Cash	11/19	8/25	6,309	6,151	6,025	0.5%	(8)(11)
						6,309	6,151	6,025

TPC Group, Inc.	Chemicals	First Lien Senior Secured Term Loan	SOFR + 4.50%, 6.0% Cash	06/22	12/23	40,678	40,141	40,116	3.1%	(7)(8)(17)
						40,678	40,141	40,116

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.2% Cash	02/20	2/25	6,035	5,977	5,860	0.5%	(7)(8)(10)
						6,035	5,977	5,860

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.9% Cash	08/18	12/24	11,258	11,210	11,128	0.9%	(7)(8)(9)
						11,258	11,210	11,128

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	02/21	2/27	14,850	14,652	14,590	1.1%	(7)(8)(10)
						14,850	14,652	14,590

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 8.5% Cash	12/19	12/26	19,467	19,138	19,077	1.5%	(7)(8)(10)
						19,467	19,138	19,077

True Religion Apparel, Inc.	Retail	Preferred Unit (2.8 units)	N/A	02/22	N/A		—	—	—%	(7)(32)
		Common Stock (2.71 shares)	N/A	02/22	N/A		—	—	—%	(7)(32)
							—	—

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.2% Cash	09/18	9/23	6,952	6,882	6,799	0.5%	(7)(8)(10)
		Class A LLC Units (440.97 units)	N/A	09/18	N/A		481	317	—%	(7)
						6,952	7,363	7,116

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	EURIBOR + 8.75%, 8.8% Cash	03/22	3/27	10,454	10,676	10,036	0.8%	(3)(7)(8)(15)
						10,454	10,676	10,036

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.2% Cash	11/21	12/25	7,592	7,424	7,456	0.6%	(7)(8)(10)
						7,592	7,424	7,456

Turf Products, LLC	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt	10.0% Cash	12/20	10/23	8,697	8,384	8,487	0.7%	(7)(30)
						8,697	8,384	8,487

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.00%, 7.1% Cash	07/21	9/26	5,000	4,916	4,870	0.4%	(7)(8)(17)
						5,000	4,916	4,870

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan	9.5% Cash	12/20	7/25	2,285	1,785	1,844	0.1%	(7)(30)
		Second Lien Loan	9.5% Cash	12/20	7/25	2,485	—	—	—%	(7)(30)(31)
						4,770	1,785	1,844

U.S. Silica Company	Metal & Glass Containers	First Lien Senior Secured Term Loan	LIBOR + 4.00%, 5.7% Cash	08/18	5/25	1,464	1,466	1,406	0.1%	(3)(8)(9)
						1,464	1,466	1,406

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 8.4% Cash	09/20	9/27	11,039	11,421	10,824	0.8%	(3)(7)(8)(20)
						11,039	11,421	10,824

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.50%, 6.7% Cash	06/22	6/29	$818	$797	$798	0.1%	(3)(7)(8)(20)
						818	797	798

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.7% Cash	4/22	3/29	764	729	700	0.1%	(3)(7)(8)(15)
						764	729	700

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 7.7% Cash	11/18	11/24	16,097	15,898	15,736	1.2%	(7)(8)(17)
						16,097	15,898	15,736

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	9/20	9/27	1,568	1,709	1,545	0.1%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	2/21	9/27	3,517	3,460	3,467	0.3%	(3)(7)(8)(10)
						5,085	5,169	5,012

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.4% Cash	7/19	5/25	4,783	4,700	4,783	0.4%	(7)(8)(9)
						4,783	4,700	4,783

Velocity Pooling Vehicle, LLC	Automotive	Common Stock (4,676 shares)	N/A	2/22	N/A		60	29	—%	(7)(32)
		Warrants (5,591 units)	N/A	2/22	N/A		72	35	—%	(7)(32)
							132	64

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 6.7% Cash	3/22	1/29	3,363	3,621	3,262	0.3%	(3)(7)(8)(21)
						3,363	3,621	3,262

Vision Solutions Inc.	Business equipment & services	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.4% Cash	2/22	4/29	6,500	6,497	5,711	0.4%	(8)(9)(32)
						6,500	6,497	5,711

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	5,000	5,000	4,836	0.4%	(7)
						5,000	5,000	4,836

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.6% Cash	6/21	6/28	7,723	7,588	7,716	0.6%	(7)(8)(10)
		Partnership Units (16,442.9 units)	N/A	6/21	N/A		164	289	—%	(7)
						7,723	7,752	8,005

VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 454.7%	2/22	7/27	10,736	2,951	312	—%	(3)(32)
						10,736	2,951	312

VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 15.09%	2/22	7/28	11,088	3,452	2,556	0.2%	(3)(32)
						11,088	3,452	2,556

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.1% Cash	10/20	6/25	3,351	3,351	3,351	0.3%	(7)(11)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.6% Cash	10/20	6/25	—	(38)	—	—%	(7)(8)(10)
						3,351	3,313	3,351

Walker Edison Furniture Company LLC	Consumer Goods: Durable	Common Stock (2,819.53 shares)	N/A	2/22	N/A		3,598	2,112	0.2%	(7)(32)
							3,598	2,112

Watermill-QMC Midco, Inc.	Automotive	Equity (1.62% Partnership Interest)	N/A	2/22	N/A		—	—	—%	(7)(32)
							—	—

Wawona Delaware Holdings, LLC	Beverage & Food	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.0% Cash	2/22	9/26	45	41	35	—%	(10)(32)
						45	41	35

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Wok Holdings Inc.	Retail	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.8% Cash	2/22	3/26	$48	$48	$44	—%	(8)(10)(32)
						48	48	44

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	8,470	8,314	8,333	0.6%	(7)(8)(10)
		Revolver	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	778	736	741	0.1%	(7)(8)(10)
		Common Stock (1,663.31 shares)	N/A	12/21	N/A		1,663	1,663	0.1%	(7)
						9,248	10,713	10,737

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.4% Cash	9/20	1/26	8,963	8,822	8,836	0.7%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.9% Cash	1/20	1/26	2,624	2,568	2,624	0.2%	(7)(8)(9)
						11,587	11,390	11,460

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 6.2% Cash	5/22	5/29	13,541	13,313	13,004	1.0%	(3)(7)(8)(20)
		Subordinated Term Loan	11.0% PIK	5/22	5/29	4,629	4,569	4,479	0.3%	(3)(7)
		Common Stock (442,851 shares)	N/A	5/22	N/A		550	538	—%	(3)(7)
						18,170	18,432	18,021

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.6% Cash	2/22	2/28	2,698	2,625	2,627	0.2%	(7)(8)(10)
		Revolver	LIBOR + 5.00%, 7.6% Cash	2/22	2/28	—	(16)	(15)	—%	(7)(8)(10)
		LLC Units (152.69 units	N/A	2/22	N/A		153	188	—%	(7)
						2,698	2,762	2,800

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 6.9% Cash	3/22	3/29	5,876	6,126	5,670	0.4%	(3)(7)(8)(19)
		Revolver	SONIA + 6.25%, 6.9% Cash	3/22	5/22	—	(2)	(13)	—%	(3)(7)(8)(19)
						5,876	6,124	5,657

Subtotal Non–Control / Non–Affiliate Investments (153.9%)						2,066,303	2,025,944	1,928,010

Affiliate Investments: (4)
1888 Industrial Services, LLC	Energy: Oil & Gas	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	2/22	5/23	4,264	419	—	—%	(7)(8)(10) (29)(32)
		Revolver	LIBOR + 6.00%, 7.0% Cash	2/22	5/23	1,433	1,310	1,376	0.1%	(7)(8)(10) (32)
		Warrants (7,546.76 units)	N/A	2/22	N/A		—	—	—%	(7)(32)
						5,697	1,729	1,376

Charming Charlie LLC	Retail	First Lien Senior Secured Term Loan	20.0% Cash	2/22	5/22	139	—	—	—%	(7)(29)(32)
		First Lien Senior Secured Term Loan	10.4% Cash	2/22	11/22	770	—	—	—%	(29)(32)
		First Lien Senior Secured Term Loan	LIBOR + 12.00%, 14.3% Cash	2/22	4/23	4,178	—	—	—%	(7)(8)(10) (29)(32)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.3% Cash	2/22	4/23	3,413	—	—	—%	(7)(8)(10) (29)(32)
		Common Stock (34,923,249 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(32)
						8,500	—	—

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	LIBOR + 7.25%	7/21	7/28	7,091	6,973	7,091	0.6%	(7)(9)
		Second Lien Senior Secured Term Loan	7.5% Cash	7/21	7/28	4,545	4,505	4,545	0.4%	(7)
		LLC Units (89,447,396 units)	N/A	7/21	N/A		89,850	115,894	9.0%	(7)
						11,636	101,328	127,530

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Hylan Datacom & Electrical LLC	Construction & Building	First Lien Senior Secured Term Loan	SOFR + 8.00%, 9.5% Cash	2/22	3/26	$3,917	$3,633	$3,839	0.3%	(7)(8)(17)
		Second Lien Senior Secured Term Loan	SOFR + 10.00%, 11.0% Cash	2/22	3/27	3,850	3,850	3,773	0.3%	(7)(8)(17)
		Common Stock (102,144 shares)	N/A	2/22	N/A	—	5,219	5,219	0.4%	(7)
						7,767	12,702	12,831

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/19	N/A		35,158	40,361	3.2%	(3)
							35,158	40,361

Kemmerer Operations, LLC	Metals & Mining	First Lien Senior Secured Term Loan	15.0% PIK	2/22	6/23	2,422	2,422	2,422	0.2%	(7)(32)
		Common Stock (6.78 shares)	N/A	2/22	N/A		1,589	1,839	0.1%	(7)(32)
						2,422	4,011	4,261

Sierra Senior Loan Strategy JV I LLC	Joint Venture	89.01% Member Interest	N/A	2/22	N/A		59,260	52,847	4.2%	(3)(32)
							59,260	52,847

Thompson Rivers LLC	Investment Funds & Vehicles	16.0% Member Interest	N/A	6/20	N/A		70,624	61,389	4.8%	(3)
							70,624	61,389

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		22,520	21,726	1.7%	(3)
							22,520	21,726

Subtotal Affiliate Investments (25.7%)						36,022	307,332	322,321

Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	LIBOR + 9.00%, 10.7% Cash	2/22	1/24	5,647	5,647	5,647	0.4%	(7)(8)(9)(32)
		First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/24	24,071	9,628	9,628	0.7%	(7)(29)(32)
		Common Stock (44.60 shares)	N/A	2/22	N/A		—	—	—%	(7)(32)
						29,718	15,275	15,275

JSC Tekers Holdings	Real Estate Management	Preferred Stock (9,159,085 shares	N/A	12/20	N/A		4,753	5,716	0.4%	(3)(7)(30)
		Common Stock (35,571 shares)	N/A	12/20	N/A		—	—	—%	(3)(7)(30)
							4,753	5,716

MVC Automotive Group Gmbh	Automotive	Bridge Loan (6.0% Cash	6.0% Cash	12/20	6/26	7,149	7,149	7,149	0.6%	(3)(7)(30)
		Common Equity interest (18,000 shares)	N/A	12/20	N/A		9,553	10,114	0.8%	(3)(7)(30)
						7,149	16,702	17,263

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	3/21	N/A		225	189	—%	(3)(30)
		Limited Partnership Interest (71,790.4 units)	N/A	3/21	N/A		8,899	7,452	0.6%	(3)(30)
							9,124	7,641

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	5/24	$5,871	$5,871	$5,871	0.5%	(3)(7)(30)
		Senior Subordinated Term Loan	3.1% PIK	12/20	5/24	10,371	10,371	10,371	0.8%	(3)(7)(30)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	7,021	7,943	7,021	0.5%	(3)(7)(30)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	737	0.1%	(3)(7)(30)
		Common Stock Series B (1,236 shares	N/A	12/20	N/A		35,192	68,850	5.4%	(3)(7)(30)
						23,263	59,937	92,850

Subtotal Control Investments (11.1%)						60,130	105,791	138,745

Total Investments, June 30, 2022 (190.7%)*						$2,162,455	$2,439,067	$2,389,076

Derivative Instruments

Credit Support Agreements
Description(d)	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$9,340	$(4,260)
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	36,700	(7,700)

Total Credit Support Agreements, June 30, 2022					$(11,960)
(a) The MVC Credit Support Agreement covers all of the investments acquired by Barings BDC, Inc. (the “Company”) from MVC Capital, Inc. ("MVC") in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “MVC Reference Portfolio”). Each investment that is included in the MVC Reference Portfolio is denoted in the above Schedule of Investments with footnote (30).
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
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreements.
(e)     The Sierra Credit Support Agreement covers all of the investments acquired by the Company from Sierra Income Corporation (“Sierra”) in connection with the Sierra Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from Sierra in connection with the Sierra Acquisition (collectively, the “Sierra Reference Portfolio”). Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (32).
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$69,982	$48,421	Bank of America, N.A.	07/07/22	$(298)
Foreign currency forward contract (AUD)	$51,174	A$68,223	Bank of America, N.A.	07/07/22	4,260
Foreign currency forward contract (AUD)	$1,211	A$1,759	BNP Paribas SA	07/07/22	1
Foreign currency forward contract (AUD)	$48,426	A$69,930	Bank of America, N.A.	10/06/22	302

Foreign currency forward contract (CAD)	C$3,251	$2,528	HSBC Bank USA	07/07/22	(8)
Foreign currency forward contract (CAD)	$49	C$61	BNP Paribas SA	07/07/22	2
Foreign currency forward contract (CAD)	$2,549	C$3,190	HSBC Bank USA	07/07/22	76
Foreign currency forward contract (CAD)	$2,543	C$3,269	HSBC Bank USA	10/06/22	8

Foreign currency forward contract (DKK)	2,159kr.	$305	Bank of America, N.A.	07/07/22	(2)
Foreign currency forward contract (DKK)	$323	2,159kr.	Bank of America, N.A.	07/07/22	19
Foreign currency forward contract (DKK)	$310	2,178kr.	Bank of America, N.A.	10/06/22	2

Foreign currency forward contract (EUR)	€105,535	$111,094	HSBC Bank USA	07/07/22	(748)
Foreign currency forward contract (EUR)	$111,089	€100,635	Bank of America, N.A.	07/07/22	5,867
Foreign currency forward contract (EUR)	$5,201	€4,901	BNP Paribas SA	07/07/22	77
Foreign currency forward contract (EUR)	$10,597	€10,000	Bank of America, N.A.	10/06/22	73
Foreign currency forward contract (EUR)	$96,036	€90,657	HSBC Bank USA	10/06/22	620

Foreign currency forward contract (NZD)	NZ$11,801	$7,373	Bank of America, N.A.	07/07/22	(36)
Foreign currency forward contract (NZD)	$8,151	NZ$11,801	Bank of America, N.A.	07/07/22	813
Foreign currency forward contract (NZD)	$7,346	NZ$11,771	Bank of America, N.A.	10/06/22	36

Foreign currency forward contract (GBP)	£23,156	$29,159	HSBC Bank USA	07/07/22	(1,037)
Foreign currency forward contract (GBP)	$16,974	£13,500	HSBC Bank USA	07/07/22	579
Foreign currency forward contract (GBP)	$12,612	£9,656	Bank of America, N.A.	07/07/22	886
Foreign currency forward contract (GBP)	$16,274	£13,331	HSBC Bank USA	10/06/22	55

Foreign currency forward contract (SEK)	1,976kr	$195	Bank of America, N.A.	07/07/22	(2)
Foreign currency forward contract (SEK)	$213	1,976kr	HSBC Bank USA	07/07/22	20
Foreign currency forward contract (SEK)	$201	2,026kr	Bank of America, N.A.	10/06/22	2

Foreign currency forward contract (CHF)	3,100Fr.	$3,241	Bank of America, N.A.	07/07/22	(2)
Foreign currency forward contract (CHF)	$3,237	3,100Fr.	Bank of America, N.A.	07/07/22	(2)
Foreign currency forward contract (CHF)	$3,262	3,100Fr.	Bank of America, N.A.	10/06/22	2
Total Foreign Currency Forward Contracts, June 30, 2022					$11,565
_______________________________________________________________
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Ferrellgas L.P., Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Company's Board of Directors (the "Board") determined in good faith that all investments were valued at fair value in accordance with the Company's valuation policies and procedures and the Investment Company Act of 1940, as amended (the “1940 Act”), based on, among other things, the input of the Company's external investment adviser, Barings, the Company’s Audit Committee and independent valuation firms that have been engaged to assist in the valuation of the Company's middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, BKBM or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of June 30, 2022 represented 190.7% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 27.7% of total investments at fair value as of June 30, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the six months ended June 30, 2022 were as follows:

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
1888 Industrial Services, LLC(e)	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash)(f)	$—	$419	$—	$—	$(419)	$—	$—
	Revolver (LIBOR + 6.0%, 7.0% Cash)	—	1,310	—	—	66	1,376	32
	Warrants (7,546.76 units)	—	—	—	—	—	—	—
		—	1,729	—	—	(353)	1,376	32

Charming Charlie LLC(e)(f)	First Lien Senior Secured Term Loan (20.0% Cash)	—	—	—	—	—	—	—
	First Lien Senior Secured Term Loan (10.4% Cash)	—	—	—	—	—	—	—
	First Lien Senior Secured Term Loan (LIBOR + 12.0%, 14.3% Cash)	—	—	—	—	—	—	—
	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 7.3% Cash)	—	—	—	—	—	—	—
	Common Stock (34,923,249 shares)	—	—	—	—	—	—	—
		—	—	—	—	—	—	—

Eclipse Business Capital, LLC (e)	Revolver (LIBOR + 7.25%)	1,818	5,283	—	—	(10)	7,091	156
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,738	2	—	—	(195)	4,545	170
	LLC units (89,447,396 units)	92,668	—	—	—	23,226	115,894	6,883
		99,224	5,285	—	—	23,021	127,530	7,209

Hylan Datacom & Electrical LLC(e)	First Lien Senior Secured Term Loan (SOFR + 8.0%, 9.5% Cash)	—	3,532	—	101	206	3,839	140
	Second Lien Senior Secured Term Loan (SOFR + 10.0%, 11.0% Cash)	—	3,850	—	—	(77)	3,773	133
	Common Stock (102,144 shares)	—	5,219	—	—	—	5,219	—
		—	12,601	—	101	129	12,831	273

Jocassee Partners LLC	9.1% Member Interest	37,601	5,000	—	—	(2,240)	40,361	—
		37,601	5,000	—	—	(2,240)	40,361	—

JSC Tekers Holdings(e)	Preferred Stock (9,159,085 shares)	6,197	—	(6,197)	—	—	—	—
	Common Stock (3,201 shares)	—	—	—	—	—	—	—
		6,197	—	(6,197)	—	—	—	—

Kemmerer Operations, LLC(e)	First Lien Senior Secured Term Loan (15.0% PIK)	—	2,693	(271)	—	—	2,422	131
	Common Stock (6.78 shares)	—	1,589	—	—	250	1,839
		—	4,282	(271)	—	250	4,261	131

Security Holdings B.V(e)	Bridge Loan (5.0% PIK 5/31/2021)	5,451	—	(5,451)	—	—	—	—
	Senior Subordinated Loan (3.1% PIK)	9,525	—	(9,525)	—	—	—	—
	Senior Unsecured Term Loan (9.0% PIK)	7,307	—	(7,307)	—	—	—	—
	Common Equity Interest	24,825	—	(24,825)	—	—	—	—
		47,108	—	(47,108)	—	—	—	—

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	—	85,963	(26,703)	—	(6,413)	52,847	1,602
		—	85,963	(26,703)	—	(6,413)	52,847	1,602

Thompson Rivers LLC	16.0% Member Interest	84,438	—	(8,790)	—	(14,259)	61,389	5,492
		84,438	—	(8,790)	—	(14,259)	61,389	5,492

Waccamaw River LLC	20% Member Interest	13,501	8,800	—	—	(575)	21,726	774
		13,501	8,800	—	—	(575)	21,726	774

Total Affiliate Investments		$288,069	$123,660	$(89,069)	$101	$(440)	$322,321	$15,513
(a)     Eclipse Business Capital, LLC, Thompson Rivers LLC, Sierra Senior Loan Strategy JV I LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing.
(b)     Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(c)    Gross reductions include decreases in the total cost basis of investments resulting from principal repayments, sales and return of capital.
(d) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.
(e) The fair value of the investment was determined using significant unobservable inputs.
(f) Non-accrual investment.
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2022 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Black Angus Steakhouses, LLC(e)	First Lien Senior Secured Term Loan (LIBOR + 9.0%, 10.7% Cash)	$—	$5,647	$—	$—	$—	$5,647	$198
	First Lien Senior Secured Term Loan (10.0% PIK)(f)	—	9,628	—	—	—	9,628	—
	Common Stock (44.6 shares)	—	—	—	—	—	—	—
		—	15,275	—	—	—	15,275	198

JSC Tekers Holdings(e)	Preferred Stock (9,159,085 shares)	—	6,197	—	—	(481)	5,716	—
	Common Stock (3,201 shares)	—	—	—	—	—	—	—
		—	6,197	—	—	(481)	5,716	—

MVC Automotive Group GmbH(e)	Bridge Loan (6.0% PIK 12/31/2021)	7,149	—	—	—	—	7,149	216
	Common Equity Interest	7,699	—	—	—	2,415	10,114	—
		14,848	—	—	—	2,415	17,263	216

MVC Private Equity Fund LP	General Partnership Interest	188	—	—	—	1	189	(921)
	Limited Partnership Interest	7,376	—	—	—	76	7,452	—
		7,564	—	—	—	77	7,641	(921)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Security Holdings B.V(e)	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/24)	$—	$5,871	$—	$—	$—	$5,871	$144
	Senior Subordinated Term Loan (3.1% PIK, Acquired 12/20, Due 05/24)	—	10,371	—	—	—	10,371	169
	Senior Subordinated Note (5.0% PIK, Acquired 12/20, Due 05/22)	—	14,567	(13,754)	(813)	—	—	174
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK, Acquired 04/21, Due 04/25)	—	7,610	—	—	(589)	7,021	516
	Common Stock Series A (17,100 shares, Acquired 02/22)	—	560	—	—	177	737	—
	Common Stock Series B (1,236 shares, Acquired 12/20)	—	38,753	—	—	30,097	68,850	—
		—	77,732	(13,754)	(813)	29,685	92,850	1,003

Total Control Investments		$22,412	$99,204	$(13,754)	$(813)	$31,696	$138,745	$496
(a)     Equity and equity-linked investments are non-income producing, unless otherwise noted.
(b) Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(c)     Gross reductions include decreases in the total cost basis of investments resulting from principal repayments, sales and return of capital.
(d)    Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Control category.
(e) The fair value of the investment was determined using significant unobservable inputs.
(f) Non-accrual investment
(6)Some or all of the investment is or will be encumbered as security for the Company's $1.1 billion senior secured credit facility with ING Capital LLC initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the "February 2019 Credit Facility").
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month LIBOR, which as of June 30, 2022 was 1.78671%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of June 30, 2022 was 2.28514%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of June 30, 2022 was 2.93514%.
(12)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of June 30, 2022 was 1.66920%.
(13)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2022 was -0.50800%.
(14)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2022 was -0.19500%.
(15)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2022 was 0.26300%.
(16)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2022 was 1.68597%.
(17)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2022 was 2.11654%.
(18)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2022 was 2.63063%.
(19)The interest rate on these loans is subject to 1 Month SONIA, which as of June 30, 2022 was 1.19310%.
(20)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2022 was 1.54990%.
(21)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2022 was 1.97950%.
(22)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2022 was 1.14000%.
(23)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2022 was 1.81320%.
(24)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2022 was 2.67220%.
(25)The interest rate on these loans is subject to 3 Month CDOR, which as of June 30, 2022 was 2.75500%.
(26)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2022 was 0.00802%.
(27)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2022 was 2.68000%.
(28)The interest rate on these loans is subject to 3 Month SARON, which as of June 30, 2022 was -0.62710%.
(29)Non-accrual investment.
(30)Investment was purchased as part of the MVC Acquisition and is part of the MVC Reference Portfolio for purposes of the MVC Credit Support Agreement.
(31)In 2017, MVC received $5.7 million of 9.5% second lien callable notes due in 2025, in lieu of an escrow to satisfy any indemnification claims associated with MVC’s sale of its equity investment in U.S. Gas & Electric ("U.S. Gas"). Effective January 1, 2018, the cost basis of the U.S. Gas second lien loan was decreased by approximately $3.0 million due to a working capital adjustment. This loan is still subject to indemnification adjustments.
(32)Investment was purchased as part of the Sierra Acquisition and is part of the Sierra Reference Portfolio for purposes of the Sierra Credit Support Agreement.

See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	07/19	07/25	$16,434	$16,185	$16,434	2.2%	(7) (8) (10)
						16,434	16,185	16,434

Accelerate Learning, Inc.	Education Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	12/18	12/24	7,568	7,486	7,429	1.0%	(7) (8) (10)
						7,568	7,486	7,429

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.0% Cash	08/21	07/27	1,211	1,138	1,147	0.2%	(3) (7) (8) (10)
						1,211	1,138	1,147

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash, 1.50% PIK	10/18	10/24	24,874	24,684	24,016	3.2%	(7) (8) (11)
						24,874	24,684	24,016

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 8.8% Cash	08/21	07/25	5,500	5,091	5,106	0.7%	(3) (8) (10)
						5,500	5,091	5,106

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	280	—%	*(7)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	72	—%	*(7)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	9	—%	*(7)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	2	—%	*(7)
							363	363

Aftermath Bidco Corporation	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	04/19	04/25	9,425	9,299	9,303	1.3%	(7) (8) (10)
						9,425	9,299	9,303

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	6,170	6,170	6,822	0.9%
						6,170	6,170	6,822

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	06/21	07/27	11,540	11,265	11,280	1.5%	(7) (8) (10)
						11,540	11,265	11,280

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 8.5% Cash	04/21	04/29	6,460	6,325	6,460	0.9%	*(7) (8) (10)
		Partnership Units (348.68 units)	N/A	04/21	N/A		349	689	0.1%	*(7)
						6,460	6,674	7,149

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.0%, 9.8% Cash	05/21	05/29	18,157	17,642	17,975	2.4%	(7) (8) (10)
						18,157	17,642	17,975

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	11/21	11/27	4,091	3,958	3,955	0.5%	(7) (8) (9)
		Revolver	LIBOR + 5.5%, 6.3% Cash	11/21	11/27	—	(13)	(14)	—%	(7) (8) (10)
						4,091	3,945	3,941

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note	10.0% Cash, 5.0% PIK	08/20	08/25	14,395	13,459	16,051	2.2%	*(3)
						14,395	13,459	16,051

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	11/21	11/28	2,801	2,580	2,576	0.3%	(3) (7) (8) (14)
						2,801	2,580	2,576

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.3% Cash	02/19	02/25	$13,528	$13,355	$13,284	1.8%	(7) (8) (9)
						13,528	13,355	13,284

AP Aristotle Holdings, LLC	Oil Field Services	Subordinated Term Loan	19.8% Cash	12/21	06/25	1,883	1,890	1,854	0.2%	*(7)
						1,883	1,890	1,854

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	GBP LIBOR + 6.25%, 6.8% Cash	01/20	01/27	1,974	1,869	1,970	0.3%	(3) (7) (8) (12)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	01/20	01/27	278	264	278	—%	(3) (7)
						2,252	2,133	2,248

Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	09/21	09/27	4,656	4,717	4,552	0.6%	(3) (7) (8) (14)
		Preferred Stock (13 shares)	N/A	09/21	N/A		120	111	—%	(3) (7)
		Common Stock (48 shares)	N/A	09/21	N/A		12	11	—%	(3) (7)
						4,656	4,849	4,674

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.5%, 5.5% Cash	02/21	03/28	3,902	3,874	3,823	0.5%	(3) (7) (8) (17)
						3,902	3,874	3,823

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.5%, 8.0% Cash	03/21	03/29	20,000	19,510	20,000	2.7%	(7) (8) (10)
						20,000	19,510	20,000

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.0%, 6.1% Cash	12/21	12/28	6,042	5,696	5,766	0.8%	(3) (7) (8) (17)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	1,510	1,446	1,465	0.2%	(3) (7) (8) (17)
		Revolver	SONIA + 6.0%, 6.1% Cash	12/21	12/22	—	(4)	(5)	—%	(3) (7) (8) (17)
						7,552	7,138	7,226

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 4.8% Cash	04/19	04/26	9,248	9,244	9,248	1.2%	(7) (8) (10)
						9,248	9,244	9,248

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	10/20	10/27	8,415	8,761	8,255	1.1%	(3) (7) (8) (14)
						8,415	8,761	8,255

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.5%, 5.8% Cash	12/20	12/27	2,682	2,559	2,682	0.4%	(3) (7) (8) (16)
		First Lien Senior Secured Term Loan	LIBOR + 5.5%, 5.8% Cash	05/21	12/27	672	653	672	0.1%	(3) (7) (8) (10)
						3,354	3,212	3,354

Armstrong Transport Group (Pele Buyer, LLC )	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	06/19	06/24	4,020	3,961	3,939	0.5%	(7) (8) (10)
						4,020	3,961	3,939

ASPEQ Heating Group LLC	Building Products, Air & Heating	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	11/19	11/25	8,464	8,377	8,464	1.1%	(7) (8) (9)
						8,464	8,377	8,464

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 5.8% Cash	11/21	11/28	5,786	5,479	5,535	0.7%	(3) (7) (8) (16)
						5,786	5,479	5,535

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	12/19	12/26	1,592	1,521	1,439	0.2%	(3) (7) (8) (15)
		First Lien Senior Secured Term Loan	SONIA + 6.25%, 6.3% Cash	04/21	12/26	907	897	820	0.1%	(3) (7) (8) (17)
						2,499	2,418	2,259

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.0% Cash	11/21	11/27	$6,457	$6,040	$6,158	0.8%	(3) (7) (8) (20)
						6,457	6,040	6,158

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 4.3% Cash, 0.25% PIK	08/18	03/25	4,867	4,405	4,458	0.6%	(8) (10)
		First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash, 1.0% PIK	08/18	10/26	748	693	693	0.1%	(8) (10)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	5,514	5,399	6,404	0.9%
						11,129	10,497	11,555

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	11/21	11/27	4,606	4,496	4,494	0.6%	(7) (10)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,260	1,235	1,234	0.2%	*(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	192	—%	*(7)
		Revolver	LIBOR + 5.25%, 6.3% Cash	11/21	11/27	—	(9)	(10)	—%	(7) (10)
						5,866	5,914	5,910

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	11/21	11/28	6,482	6,236	6,244	0.8%	(3) (7) (8) (14)
						6,482	6,236	6,244

BDP International, Inc. (f/k/a BDP Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/18	12/24	14,849	14,643	14,626	2.0%	(7) (8) (9)
						14,849	14,643	14,626

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 5.3% Cash	07/19	07/26	1,286	1,222	1,286	0.2%	(3) (7) (8) (18)
						1,286	1,222	1,286

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.3% Cash	10/21	09/27	2,427	2,336	2,327	0.3%	(7) (8) (10)
						2,427	2,336	2,327

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	02/21	02/28	7,960	8,062	7,741	1.0%	(3) (7) (8) (14)
						7,960	8,062	7,741

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 5.4% Cash	01/21	01/28	909	880	878	0.1%	(3) (7) (8) (13)
						909	880	878

Black Diamond Equipment Rentals LLC	Equipment Rental	Second Lien Loan	12.5% Cash	12/20	06/22	10,000	10,000	10,000	1.4%	(7) (25)
		Warrants (4.17 units)	N/A	12/20	N/A		1,010	864	0.1%	(7) (25)
						10,000	11,010	10,864

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/21	08/27	4,911	4,752	4,756	0.6%	(7) (8) (10)
						4,911	4,752	4,756

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	5,000	5,000	5,005	0.7%	*(7)
						5,000	5,000	5,005

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	10/21	10/28	1,918	1,883	1,862	0.3%	(3) (7) (8) (14)
						1,918	1,883	1,862

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	10/21	10/27	12,811	12,687	12,683	1.7%	(7) (8) (10)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	1,135	0.2%	*(7)
		Revolver	LIBOR + 5.75%, 6.8% Cash	10/21	10/27	—	(13)	(13)	—%	(7) (8) (10)
						12,811	13,781	13,805

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	$810	$810	$916	0.1%
						810	810	916

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 6.75%, 7.0% Cash	12/20	12/27	15,530	15,081	15,406	2.1%	(3) (7) (8) (17)
		Revolver	SONIA + 6.75%, 7.0% Cash	12/20	06/22	—	(2)	(5)	—%	(3) (7) (8) (17)
						15,530	15,079	15,401

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	10/18	10/24	6,634	6,587	6,634	0.9%	(7) (8) (9)
						6,634	6,587	6,634

Cadent, LLC (f/k/a Cross MediaWorks)	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	09/18	09/23	6,913	6,888	6,913	0.9%	(7) (8) (9)
						6,913	6,888	6,913

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/21	12/28	9,057	8,877	8,876	1.2%	(7) (8) (10)
		Revolver	LIBOR + 6.25%, 7.3% Cash	12/21	12/28	—	(19)	(19)	—%
						9,057	8,858	8,857

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 6.5%, 7.5% Cash	06/21	03/26	1,640	1,697	1,625	0.2%	(3) (7) (8) (21)
						1,640	1,697	1,625

Carlson Travel, Inc	Business Travel Management	First Lien Senior Secured Note	8.5% Cash	11/21	11/26	6,050	5,654	6,161	0.8%
		Common Stock (94,155 shares)	N/A	11/21	N/A		1,655	3,084	0.4%
						6,050	7,309	9,245

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/20	05/27	807	739	807	0.1%	(3) (7) (8) (14)
						807	739	807

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	10/21	10/28	4,556	4,444	4,355	0.6%	(3) (7) (8) (15)
						4,556	4,444	4,355

Cineworld Group PLC	Leisure Products	Super Senior Secured Term Loan	7.0% Cash, 8.3% PIK	11/20	05/24	1,786	1,591	2,128	0.3%	*(3)
		Super Senior Secured Term Loan	LIBOR + 8.25%, 9.3% Cash	07/21	05/24	994	961	1,054	0.2%	*(3) (8) (11)
		Warrants (553,375 units)	N/A	12/20	N/A		102	244	—%	*(3)
						2,780	2,654	3,426

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	01/20	01/26	12,587	12,384	12,448	1.7%	(7) (8) (10)
						12,587	12,384	12,448

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/19	05/25	19,106	18,897	19,106	2.6%	(7) (8) (10)
						19,106	18,897	19,106

CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	01/20	01/25	4,144	4,090	3,999	0.6%	(7) (8) (10)
		LLC Units (8,782 units)	N/A	01/20	N/A		352	227	—%	*(7)
						4,144	4,442	4,226

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	17,608	15,965	15,966	2.2%	*(7)
		LLC Units (547,591 units)	N/A	11/21	N/A		1,643	1,643	0.2%	*(7)
						17,608	17,608	17,609

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.4% Cash	11/21	11/28	$4,303	$4,199	$4,196	0.6%	(3) (7) (8) (10)
						4,303	4,199	4,196

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	LIBOR + 8.25%, 9.3% Cash	04/20	04/27	13,779	13,290	13,658	1.9%	(7) (8) (9)
		Class A Units (90.384 units)	N/A	04/20	N/A		90	101	—%	*(7)
		Class B Units (33,324.69 units)	N/A	04/20	N/A		—	186	—%	*(7)
						13,779	13,380	13,945

Contabo Finco S.À R.L	Internet Software & Services	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	11/21	10/26	5,949	5,819	5,830	0.8%	(3) (7) (8) (16)
						5,949	5,819	5,830

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	09/21	09/28	4,062	4,050	3,938	0.5%	(3) (7) (8) (14)
		Class A Units (440.0 units)	N/A	09/21	N/A		205	587	0.1%	(3) (7)
		Class B Units (191.0 units)	N/A	09/21	N/A		446	252	—%	(3) (7)
						4,062	4,701	4,777

Crash Champions	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	08/25	14,567	14,040	13,968	1.9%	(7) (8) (10)
						14,567	14,040	13,968

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	GBP LIBOR + 5.5%, 5.5% Cash	09/20	09/27	1,341	1,203	1,301	0.2%	(3) (7) (8) (13)
						1,341	1,203	1,301

Custom Alloy Corporation	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan	15.0% PIK	12/20	04/22	45,000	37,043	27,450	3.7%	(7) (24) (25)
		Revolver	15.0% PIK	12/20	04/22	4,255	3,738	2,596	0.3%	(7) (24) (25)
						49,255	40,781	30,046

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	5,913	5,724	5,766	0.8%	(3) (7) (8) (14)
		First Lien Senior Secured Term Loan	SOFR + 5.5%, 5.5% Cash	12/21	12/28	3,382	3,298	3,298	0.4%	(3) (7) (8) (22)
		6-Month Bridge Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	06/22	796	772	788	0.1%	(3) (7) (8) (14)
						10,091	9,794	9,852

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	01/21	01/27	2,817	2,762	2,774	0.4%	(7) (8) (10)
		LLC Units (161,290.32 units)	N/A	01/21	N/A		161	112	—%	*(7)
						2,817	2,923	2,886

Dart Buyer, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	04/19	04/25	12,217	12,047	11,734	1.6%	(3) (7) (8) (10)
						12,217	12,047	11,734

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	12/21	12/26	727	713	713	0.1%	*(7) (8) (9)
		Revolver	LIBOR + 6.0%, 7.0% Cash	12/21	12/26	—	(4)	(4)	—%	*(7) (8) (10)
		LLC Units (1,280.8 units)	N/A	12/21	N/A		55	55	—%	*(7)
						727	764	764

Discovery Education, Inc.	Publishing	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/20	10/26	11,815	11,626	11,815	1.6%	(7) (8) (10)
						11,815	11,626	11,815

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	04/19	12/23	6,880	6,841	6,715	0.9%	(7) (8) (9)
						6,880	6,841	6,715

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	04/21	04/28	$2,729	$2,812	$2,676	0.4%	(3) (7) (8) (15)
						2,729	2,812	2,676

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	03/20	03/27	2,418	2,295	2,385	0.3%	(3) (7) (8) (15)
						2,418	2,295	2,385

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.0% Cash	09/21	09/28	1,230	1,205	1,202	0.2%	(3) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	09/21	09/28	131	105	113	—%	(3) (7) (8) (14)
						1,361	1,310	1,315

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.3% Cash	07/21	07/27	4,563	4,452	4,516	0.6%	(7) (8) (10)
						4,563	4,452	4,516

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.0% Cash	11/21	11/29	14,469	14,210	14,216	1.9%	*(7) (8) (10)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	531	0.1%	*(7)
						14,469	14,741	14,747

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	09/21	09/27	4,988	4,892	4,898	0.7%	(7) (8) (10)
						4,988	4,892	4,898

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	9,576	9,141	9,136	1.2%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	—	(59)	(59)	—%	(7) (8) (10)
						9,576	9,082	9,077

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	02/21	12/25	5,705	5,657	5,631	0.8%	(7) (8) (10)
						5,705	5,657	5,631

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	04/21	04/28	5,813	5,695	5,715	0.8%	(7) (8) (10)
						5,813	5,695	5,715

Eshipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	5,965	5,799	5,795	0.8%	(7) (8) (9)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	12/27	255	226	225	—%	(7) (8) (10)
						6,220	6,025	6,020

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	08/20	08/27	1,621	1,649	1,621	0.2%	(3) (7) (8) (14)
						1,621	1,649	1,621

Ferrellgas L.P.	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	3,146	0.4%	(3) (7)
							2,799	3,146

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	02/21	02/28	1,306	1,283	1,306	0.2%	(7) (8) (10)
						1,306	1,283	1,306

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	12/20	12/26	4,269	4,197	4,184	0.6%	(7) (8) (10)
						4,269	4,197	4,184

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,817	15,609	2.1%
						16,000	14,817	15,609

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	05/27	$4,697	$4,519	$4,541	0.6%	*(7) (8) (9)
		Partnership Units (937.5 units)	N/A	05/21	N/A		938	926	0.1%
						4,697	5,457	5,467

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.5%, 13.5% Cash	11/21	11/28	4,000	3,872	3,880	0.5%	(7) (8) (10)
		Common Stock (50,848 shares)	N/A	11/21	N/A		130	111	—%
						4,000	4,002	3,991

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	08/21	08/28	6,913	6,773	6,790	0.9%	*(7) (8) (10)
		LP Interest (1,160.9 units)	N/A	08/21	N/A		12	30	—%	*(7)
		LP Units (5,104.32 units)	N/A	08/21	N/A		51	132	—%	*(7)
						6,913	6,836	6,952

GTM Intermediate Holdings, Inc.	Medical Equipment Manufacturer	Second Lien Loan	11.0% Cash, 1.0% PIK	12/20	12/24	11,500	11,449	11,500	1.5%	(7) (25)
		Series A Preferred Units (1,434,472.41 units)	N/A	12/20	N/A		2,166	2,290	0.3%	(7) (25)
		Series C Preferred Units (715,649.59 units)	N/A	12/20	N/A		1,081	1,184	0.2%	(7) (25)
						11,500	14,696	14,974

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 7.8% Cash	11/21	08/26	832	799	774	0.1%	(8) (9)
						832	799	774

Hawaiian Airlines 2020-1 Class B Pass Through Certificates	Airlines	Structured Secured Note - Class B	11.3% Cash	08/20	09/25	6,093	6,093	7,213	1.0%
						6,093	6,093	7,213

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/27	9,343	9,096	9,093	1.2%	*(7)
						9,343	9,096	9,093

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	08/19	08/25	14,075	13,976	13,794	1.9%	(7) (8) (10)
						14,075	13,976	13,794

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	11/21	11/27	7,368	7,199	7,221	1.0%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.5% Cash	11/21	11/27	—	(54)	(53)	—%	(7) (8) (10)
						7,368	7,145	7,168

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.0%, 5.0% Cash	09/19	09/26	8,789	9,380	8,612	1.2%	(3) (7) (8) (15)
						8,789	9,380	8,612

Highpoint Global LLC	Government Services	Second Lien Note	12.0% Cash, 2.0% PIK	12/20	09/22	5,416	5,395	5,416	0.7%	(7) (25)
						5,416	5,395	5,416

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	03/21	03/27	3,830	3,762	3,753	0.5%	(7) (8) (10)
						3,830	3,762	3,753

HTI Technology & Industries	Electronic Component Manufacturing	Second Lien Note	12.0% Cash, 4.8% PIK	12/20	09/24	22,746	22,096	22,215	3.0%	(7) (25)
						22,746	22,096	22,215

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/18	12/24	13,437	13,189	13,137	1.8%	(7) (8) (9)
						13,437	13,189	13,137

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
IGL Holdings III Corp.	Commercial Printing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/20	11/26	$4,324	$4,231	$4,268	0.6%	(7) (8) (10)
						4,324	4,231	4,268

IM Analytics Holding, LLC (d/b/a NVT)	Electronic Instruments & Components	First Lien Senior Secured Term Loan	LIBOR + 7.0%, 8.0% Cash	11/19	11/23	8,126	8,085	6,603	0.9%	(7) (8) (10)
		Warrants (68,950 units)	N/A	11/19	N/A		—	—	—%	(7) (8)
						8,126	8,085	6,603

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	04/28	7,051	7,232	6,938	0.9%	(3) (7) (8) (15)
						7,051	7,232	6,938

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	11/21	11/28	9,243	8,947	8,989	1.2%	(3) (7) (8) (14)
						9,243	8,947	8,989

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	04/21	04/28	6,256	6,321	5,876	0.8%	(3) (7) (8) (14)
						6,256	6,321	5,876

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.13%, 6.1% Cash	12/20	12/27	5,271	5,495	5,263	0.7%	(3) (7) (8) (14)
						5,271	5,495	5,263

ISS#2, LLC (d/b/a Industrial Services Solutions)	Commercial Services & Supplies	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	02/20	02/26	6,737	6,639	6,407	0.9%	(7) (8) (10)
						6,737	6,639	6,407

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	721	705	705	0.1%	(7) (8) (9)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	—	(2)	(2)	—%	(7) (8) (10)
						721	703	703

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 4.5% Cash, 2.0% PIK	11/19	12/26	2,315	2,257	2,315	0.3%	(3) (7) (8) (11)
						2,315	2,257	2,315

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/21	09/24	2,543	2,487	2,486	0.3%	(7) (8) (10)
		Revolver	LIBOR + 5.25%, 6.3% Cash	12/21	09/24	—	(6)	(6)	—%	(7) (8) (10)
						2,543	2,481	2,480

Jedson Engineering, Inc.	Engineering & Construction Management	First Lien Loan	12.0% Cash	12/20	06/24	2,650	2,650	2,650	0.4%	(7) (25)
						2,650	2,650	2,650

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	4,165	4,165	4,805	0.6%
						4,165	4,165	4,805

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	05/21	07/24	3,866	3,763	3,711	0.5%	(7) (8) (10)
						3,866	3,763	3,711

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	11/20	11/26	9,002	8,773	8,728	1.2%	*(7) (8) (11)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	205	—%	*(7)
						9,002	8,976	8,933

Kene Acquisition, Inc. (En Engineering)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.3% Cash	08/19	08/26	7,225	7,125	7,080	1.0%	(7) (8) (9)
						7,225	7,125	7,080

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	10/21	10/27	$9,362	$9,168	$9,174	1.2%	*(7) (8) (10)
		Partnership Equity (637,677.11 units)	N/A	10/21	N/A		638	638	0.1%
						9,362	9,806	9,812

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	12/20	12/27	8,994	8,785	8,994	1.2%	(7) (8) (10)
						8,994	8,785	8,994

LAF International	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	03/21	03/28	1,478	1,543	1,446	0.2%	(3) (7) (8) (15)
						1,478	1,543	1,446

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	12/21	12/28	5,017	4,770	4,810	0.7%	(3) (7) (8) (14)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,417	1,363	1,375	0.2%	(3) (7)
		Revolver	EURIBOR + 6.0%, 6.0% Cash	12/21	12/24	314	292	295	—%	(3) (7) (8) (14)
						6,748	6,425	6,480

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 4.3% Cash	08/20	12/23	135	95	128	—%	(8) (9)
		First Lien Senior Secured Term Loan	LIBOR + 3.0%, 3.0% Cash, 10.2% PIK	08/20	12/23	7,954	7,909	7,959	1.1%	*(10)
						8,089	8,004	8,087

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	03/22	11,836	10,129	5,918	0.8%	(7) (24) (25)
						11,836	10,129	5,918

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	01/21	12/25	918	908	910	0.1%	(7) (8) (10)
						918	908	910

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	12/21	12/28	1,944	1,872	1,880	0.3%	(3) (7) (8) (14)
		Revolver	EURIBOR + 5.0%, 5.0% Cash	12/21	06/27	—	(4)	(4)	—%	(3) (7) (8) (14)
						1,944	1,868	1,876

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	07/21	06/27	3,687	3,598	3,656	0.5%	*(7) (8) (10)
		Partnership Units (746.66 units)	N/A	06/21	N/A		747	761	0.1%	*(7)
						3,687	4,345	4,417

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	11/19	11/25	2,933	2,892	2,933	0.4%	(7) (8) (10)
		First Lien Senior Secured Term Loan	GBP LIBOR + 6.0%, 7.0% Cash	12/20	11/25	4,442	4,303	4,442	0.6%	(7) (8) (12)
						7,375	7,195	7,375

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	LIBOR + 7.0%, 7.5% Cash	11/21	11/29	4,421	4,377	4,362	0.6%	(8) (10)
						4,421	4,377	4,362

MNS Buyer, Inc.	Construction & Building	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	08/21	08/27	921	903	905	0.1%	*(7) (8) (9)
		Partnership Units (76.92 units)	N/A	08/21	N/A		77	78	—%	*(7)
						921	980	983

Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 6.8% Cash	12/20	12/26	8,368	8,281	8,299	1.1%	(3) (7) (8) (19)
						8,368	8,281	8,299

MSG National Properties	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.0% Cash	11/20	11/25	2,437	2,378	2,486	0.3%	(3) (7) (8) (10)
						2,437	2,378	2,486

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	GBP LIBOR + 4.75%, 4.8% Cash	11/20	11/27	$5,252	$4,951	$5,104	0.7%	(3) (7) (8) (13)
						5,252	4,951	5,104

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	08/20	08/26	7,462	7,288	7,313	1.0%	(7) (8) (10)
						7,462	7,288	7,313

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/21	12/27	5,680	5,581	5,580	0.7%	*(7) (8) (10)
		Revolver	LIBOR + 5.25%, 6.3% Cash	12/21	12/27		(23)	(23)	—%	*(7) (8) (10)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	459	0.1%	*(7)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	51	—%	*(7)
						5,680	6,068	6,067

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	02/21	02/27	2,727	2,668	2,703	0.4%	(7) (8) (10)
						2,727	2,668	2,703

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	12/21	10/28	1,691	1,620	1,630	0.2%	(3) (7) (8) (17)
		First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	12/21	04/22	103	102	101	—%	(3) (7) (8) (17)
						1,794	1,722	1,731

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions)	Energy Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.3% Cash	10/18	10/25	4,753	4,734	4,677	0.6%	(7) (8) (9)
						4,753	4,734	4,677

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/21	09/27	2,500	2,452	2,450	0.3%	(7) (8) (10)
						2,500	2,452	2,450

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 6.8% Cash	12/21	12/28	8,501	8,331	8,331	1.1%	*(7) (8) (10)
		Revolver	LIBOR + 6.0%, 6.8% Cash	12/21	12/28	—	(27)	(27)	—%	*(7) (8) (10)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	211	—%	*(7)
						8,501	8,515	8,515

Odeon Cinemas Group Limited	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	10.8% Cash	02/21	08/23	3,954	4,055	4,033	0.5%	(3) (7)
						3,954	4,055	4,033

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	2,916	2,997	2,843	0.4%	(3) (7) (8) (14)
						2,916	2,997	2,843

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	12/20	12/26	11,831	11,461	11,491	1.5%	(7) (8) (9)
						11,831	11,461	11,491

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	12/19	12/25	2,313	2,282	2,267	0.3%	(3) (7) (8) (10)
						2,313	2,282	2,267

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	06/21	05/28	3,100	3,141	3,028	0.4%	(3) (7) (8) (17)
						3,100	3,141	3,028

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	06/21	06/28	597	582	584	0.1%	(3) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	377	394	369	—%	(3) (7) (8) (14)
						974	976	953

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/21	12/27	$2,281	$2,235	$2,235	0.3%	(7) (8) (9)
		Revolver	LIBOR + 5.75%, 6.8% Cash	12/21	12/27	—	(4)	(4)	—%	(7) (8) (10)
						2,281	2,231	2,231

Pacific Health Supplies Bidco Pty Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 6.0%, 6.5% Cash	12/20	12/25	8,779	8,730	8,529	1.1%	(3) (7) (8) (20)
						8,779	8,730	8,529

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	12/19	12/26	4,638	4,478	4,638	0.6%	(3) (7) (14)
						4,638	4,478	4,638

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 7.8% Cash	02/20	02/27	3,764	3,685	3,591	0.5%	(3) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	02/20	02/27	3,216	3,017	3,068	0.4%	(3) (7) (8) (14)
						6,980	6,702	6,659

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/21	08/27	9,062	8,710	8,707	1.2%	*(7) (8) (10)
		Class A-2 Partnership Units (26.32 units)	N/A	08/21	N/A		29	29	—%	*(7)
						9,062	8,739	8,736

Permaconn Bidco Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.5%, 6.5% Cash	12/21	12/27	15,012	14,386	14,599	2.0%	(3) (7) (8) (19)
						15,012	14,386	14,599

Polara Enterprises, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	4,243	4,159	4,158	0.6%	*(7) (8) (10)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	—	(11)	(11)	—%	*(7) (8) (10)
		Partnership Units (3,820.44 units)	N/A	12/21	N/A		382	382	—%	*(7)
						4,243	4,530	4,529

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash, 4.0% PIK	12/21	06/26	45,831	44,018	44,008	5.9%	*(7) (8) (10)
		Warrants - Class A (28,260 units)	N/A	12/21	N/A		—	—	—%	*(7)
		Warrants - Class B (9,537 units)	N/A	12/21	N/A		—	—	—%	*(7)
		Warrants - Class CC (980 units)	N/A	12/21	N/A		—	—	—%	*(7)
		Warrants - Class D (2,520 units)	N/A	12/21	N/A		—	—	—%	*(7)
						45,831	44,018	44,008

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/20	12/26	14,853	14,597	14,556	2.0%	(7) (8) (10)
						14,853	14,597	14,556

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	06/21	06/28	4,094	4,113	4,010	0.5%	(3) (7) (8) (14)
						4,094	4,113	4,010

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.5%, 5.5% Cash	08/21	07/28	2,789	2,695	2,764	0.4%	(3) (7) (8) (23)
						2,789	2,695	2,764

Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	03/19	03/25	6,174	6,115	5,945	0.8%	(7) (8) (10)
						6,174	6,115	5,945

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	03/19	10/24	1,836	1,833	1,809	0.2%	(7) (8) (10)
						1,836	1,833	1,809

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	03/21	03/27	$2,227	$2,269	$2,195	0.3%	(3) (7) (8) (14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	03/21	03/28	1,548	1,561	1,495	0.2%	(3) (7) (8) (14)
						3,775	3,830	3,690

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.0% Cash	09/21	09/26	1,632	1,564	1,605	0.2%	(3) (7) (8) (20)
						1,632	1,564	1,605

Questel Unite	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.8% Cash	12/20	12/27	6,892	6,802	6,851	0.9%	(3) (7) (8) (10)
						6,892	6,802	6,851

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.5% Cash	08/20	08/26	11,648	11,460	11,648	1.6%	*(7) (8) (10)
		Partnership Equity (187,235 units)	N/A	03/21	N/A		187	150	—%	*(7)
						11,648	11,647	11,798

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	11/21	11/27	4,854	4,735	4,733	0.7%	*(7) (8) (11)
		Partnership Equity (197,368.42 units)	N/A	11/21	N/A		197	203	—%	*(7)
						4,854	4,932	4,936

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	12/20	12/26	7,614	7,416	7,478	1.0%	(7) (8) (10)
						7,614	7,416	7,478

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.0%, 7.8% Cash	04/21	04/29	4,011	3,934	3,930	0.5%	(7) (8) (10)
						4,011	3,934	3,930

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 6.8% Cash	08/21	06/28	2,869	2,807	2,776	0.4%	(3) (7) (8) (17)
						2,869	2,807	2,776

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	1,899	1,835	1,843	0.3%	(3) (7) (8) (14)
		Revolver	EURIBOR + 5.5%, 5.5% Cash	12/21	06/28	—	(5)	(5)	—%	(3) (7) (8) (14)
		Super Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	230	222	223	—%	(3) (7) (8) (14)
						2,129	2,052	2,061

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	10/20	10/25	7,612	7,426	7,455	1.0%	(7) (8) (10)
						7,612	7,426	7,455

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	01/19	05/24	9,543	9,524	9,543	1.3%	(7) (8) (10)
						9,543	9,524	9,543

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	12/20	12/26	12,026	11,798	11,755	1.5%	*(7) (8) (9)
		Preferred Stock (372.1 shares)	N/A	12/20	N/A		372	510	0.1%	*(7)
						12,026	12,170	12,265

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	12/21	12/28	1,748	1,705	1,705	0.2%	(7) (8) (10)
		Revolver	LIBOR + 5.5%, 6.3% Cash	12/21	12/28	—	(7)	(7)	—%	(7) (8) (10)
						1,748	1,698	1,698

Serta Simmons Bedding LLC	Home Furnishings	Super Priority First Out	LIBOR + 7.5%, 8.5% Cash	06/20	08/23	7,350	7,229	7,409	1.0%	(8) (9)
		Super Priority Second Out	LIBOR + 7.5%, 8.5% Cash	06/20	08/23	3,607	3,374	3,365	0.4%	(8) (9)
						10,957	10,603	10,774

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/20	12/26	$7,009	$6,869	$6,771	0.9%	(7) (8) (10)
						7,009	6,869	6,771

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	16,471	16,102	16,094	2.2%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	—	(23)	(24)	—%	(7) (8) (10)
						16,471	16,079	16,070

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.3% Cash	10/18	10/25	4,593	4,571	4,553	0.6%	(7) (8) (10)
		First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.3% Cash	12/20	10/25	—	(12)	(6)	—%	(7) (8) (10)
						4,593	4,559	4,547

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/20	12/26	18,394	18,080	18,394	2.5%	(7) (8) (9)
						18,394	18,080	18,394

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/19	12/26	10,346	10,179	10,346	1.4%	(7) (8) (10)
						10,346	10,179	10,346

SPT Acquico Limited	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	01/21	12/27	658	644	658	0.1%	(3) (7) (8) (10)
						658	644	658

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	GBP LIBOR + 6.75%, 6.8% Cash	12/20	11/27	2,754	2,488	2,722	0.4%	(3) (7) (8) (12)
						2,754	2,488	2,722

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.4%, 6.9% Cash	10/21	04/27	7,500	7,391	7,388	1.0%	(3) (7) (8) (10)
						7,500	7,391	7,388

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	23,175	22,711	22,711	3.0%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	—	(37)	(37)	—%	(7) (8) (10)
						23,175	22,674	22,674

Syniverse Holdings, Inc.	Technology Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/18	03/23	17,314	16,493	17,192	2.3%	(8) (10)
						17,314	16,493	17,192

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	11/21	10/28	2,056	2,018	2,016	0.3%	(3) (7) (8) (9)
		Revolver	LIBOR + 5.5%, 6.3% Cash	11/21	10/26	442	432	432	—%	(3) (7) (8) (9)
						2,498	2,450	2,448

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	8.8% PIK	07/21	07/28	1,995	1,957	1,960	0.3%	(7)
		Common Stock (1,227.79 shares)	N/A	07/21	N/A		50	65	—%	(7)
						1,995	2,007	2,025

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	11/21	11/28	8,726	8,428	8,441	1.1%	(3) (7) (8) (14)
		Revolver	EURIBOR + 5.5%, 5.5% Cash	11/21	05/28	108	97	97	—%	(3) (7) (8) (14)
						8,834	8,525	8,538

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	5,486	5,375	5,374	0.7%	(7) (8) (10)
		Revolver	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	—	(20)	(20)	—%	(7) (8) (10)
						5,486	5,355	5,354

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.3% Cash	10/21	12/27	$847	$776	$776	0.1%	(7) (8) (10)
		Revolver	LIBOR + 4.25%, 5.3% Cash	10/21	12/27	—	(14)	(14)	—%	(7) (8) (10)
		Subordinated Term Loan	7.8% PIK	10/21	10/28	3,333	3,268	3,267	0.4%	*(7)
						4,180	4,030	4,029

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/19	12/26	20,279	19,880	19,874	2.7%	(7) (8) (10)
		First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	12/19	12/26	55	(1)	(2)	—%	(7) (8) (10)
						20,334	19,879	19,872

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	11/19	08/25	6,583	6,393	6,482	0.9%	(8) (11)
						6,583	6,393	6,482

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	02/20	02/25	6,035	5,946	5,846	0.8%	(7) (8) (10)
						6,035	5,946	5,846

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 4.6% Cash	08/18	12/24	11,330	11,260	11,160	1.5%	(7) (8) (9)
						11,330	11,260	11,160

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	02/21	02/27	14,888	14,665	14,888	2.0%	(7) (8) (10)
						14,888	14,665	14,888

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/19	12/26	15,002	14,623	14,611	2.0%	(7) (8) (10)
						15,002	14,623	14,611

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	09/18	09/23	11,988	11,777	11,778	1.6%	(7) (8) (10)
		Class A LLC Units (440.97 units)	N/A	09/18	N/A		481	412	—%	*(7)
						11,988	12,258	12,190

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	11/21	12/25	8,430	8,226	8,220	1.1%	(7) (8) (10)
						8,430	8,226	8,220

Turf Products, LLC	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt	10.0% Cash	12/20	10/23	8,697	8,384	8,627	1.2%	(7) (25)
						8,697	8,384	8,627

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	07/21	09/26	4,500	4,406	4,423	0.6%	(7) (8) (10)
						4,500	4,406	4,423

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan	9.5% Cash	12/20	07/25	2,285	1,785	1,785	0.2%	(7) (25)
		Second Lien Loan	9.5% Cash	12/20	07/25	2,485	—	—	—%	(7) (25) (26)
						4,770	1,785	1,785

U.S. Silica Company	Metal & Glass Containers	First Lien Senior Secured Term Loan	LIBOR + 4.0%, 5.0% Cash	08/18	05/25	1,472	1,474	1,437	0.2%	(3) (8) (9)
						1,472	1,474	1,437

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.0%, 7.1% Cash	09/20	09/27	12,312	11,399	12,090	1.6%	(3) (7) (8) (16)
						12,312	11,399	12,090

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/18	11/24	16,222	16,065	16,222	2.2%	(7) (8) (10)
						16,222	16,065	16,222

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	09/20	09/27	$1,706	$1,706	$1,673	0.2%	(3) (7) (8) (14)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 5.5% Cash	02/21	09/27	3,518	3,456	3,451	0.5%	(3) (7) (8) (10)
						5,224	5,162	5,124

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 4.8% Cash	07/19	05/25	4,783	4,687	4,764	0.6%	(7) (8) (9)
						4,783	4,687	4,764

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	5,000	5,000	4,905	0.7%
						5,000	5,000	4,905

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	06/21	06/28	7,802	7,656	7,676	1.1%	*(7) (8) (10)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		164	171	—%	*(7)
						7,802	7,820	7,847

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/20	06/25	2,152	2,090	2,152	0.3%	(7) (8) (10)
						2,152	2,090	2,152

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	11,512	11,285	11,282	1.5%	*(7) (8) (10)
		Revolver	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	172	128	127	0.1%	*(7) (8) (10)
		Common Stock (1,663,307.18 shares)	N/A	12/21	N/A		1,663	1,663	0.2%	*(7)
						11,684	13,076	13,072

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	01/20	01/26	3,280	3,202	3,280	0.4%	(7) (8) (9)
		First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	09/20	01/26	9,009	8,849	8,874	1.2%	(7) (8) (9)
						12,289	12,051	12,154

Subtotal Non–Control / Non–Affiliate Investments (200.9%)						1,518,708	1,494,028	1,490,115

Affiliate Investments: (4)
Eclipse Business Capital, LLC	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,502	4,738	0.6%	*(7)
		Revolver	LIBOR + 7.25%	07/21	07/28	1,818	1,691	1,818	12.5%	*(7) (10)
		LLC Units (89,447,396 units)	N/A	07/21	N/A		89,850	92,668	0.3%	*(7)
						6,363	96,043	99,224

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	06/19	N/A		30,158	37,601	5.1%	*(3)
							30,158	37,601

JSC Tekers Holdings	Real Estate Management	Preferred Stock (9,159,085 shares)	N/A	12/20	N/A		4,753	6,197	0.8%	(3) (7) (25)
		Common Stock (3,201 shares)	N/A	12/20	N/A		—	—	—%	(3) (7) (25)
							4,753	6,197

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	02/27	5,451	5,451	5,451	0.7%	(3) (7) (25)
		Senior Subordinated Loan	3.1% PIK	12/20	05/22	9,525	9,525	9,525	1.3%	(3) (7) (25)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	04/21	04/25	7,307	7,639	7,307	1.0%	(3) (7) (25)
		Common Stock (900 shares)	N/A	12/20	N/A		21,264	24,825	3.3%	(3) (7) (25)
						22,283	43,879	47,108

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Thompson Rivers LLC	Investment Funds & Vehicles	15.90% Member Interest	N/A	06/20	N/A		$79,414	$84,438	11.3%	*(3)
							79,414	84,438

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		13,720	13,501	1.8%	*(3)
							13,720	13,501

Subtotal Affiliate Investments (38.8%)						$28,646	267,967	288,069

Control Investments: (5)
MVC Automotive Group Gmbh	Automotive	Bridge Loan	6.0% Cash	12/20	06/26	7,149	7,149	7,149	1.0%	(3) (7) (25)
		Common Equity Interest (18,000 shares)	N/A	12/20	N/A		9,553	7,699	1.0%	(3) (7) (25)
						7,149	16,702	14,848

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest	N/A	12/20	N/A		225	188	—%	(3) (25)
		Limited Partnership Interest	N/A	12/20	N/A		8,899	7,376	1.0%	(3) (25)
							9,124	7,564

Subtotal Control Investments (3.0%)						7,149	25,826	22,412

Total Investments, December 31, 2021 (242.7%)						$1,554,503	$1,787,821	$1,800,596

Derivative Instruments

Credit Support Agreement(a)(b)(d)
Description	Counter Party	Settlement Date(c)	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000,000	$15,400,000	$1,800,000

Total Credit Support Agreement, December 31, 2021					$1,800,000
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Purchase Programs
In connection with the completion of the Company’s acquisition of MVC on December 23, 2020 (the “MVC Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. The MVC repurchase program terminated on May 6, 2022. During the three months ended June 30, 2022, the Company did not repurchase any shares of common stock in the open market under the authorized program. During the six months ended June 30, 2022, the Company repurchased a total of 207,677 shares of common stock in the open market under the authorized program at an average price of $10.14 per share, including broker commissions.
In connection with the completion of the Company’s acquisition of Sierra on February 25, 2022 (the “Sierra Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing on April 1, 2022 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as subject to compliance with the Company’s covenant and regulatory requirements. During both the three and six months ended June 30, 2022, the Company repurchased a total of 1,309,442 shares of common stock in the open market under the authorized program at an average price of $9.93 per share, including broker commissions.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and six months ended June 30, 2022, the Base Management Fee determined in accordance with the terms of the New Barings BDC Advisory Agreement was approximately $7.4 million and $13.3 million, respectively. For the three and six months ended June 30, 2021, the Base Management Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was approximately $4.9 million and $8.8 million, respectively. As of June 30, 2022, the Base Management Fee of $7.4 million for the three months ended June 30, 2022 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Base Management Fee of $5.4 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and six months ended June 30, 2022, the Income-Based Fee determined in accordance with the terms of the New Barings BDC Advisory Agreement was zero and $4.8 million, respectively. For the three and six months ended June 30, 2021, the Income-Based Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was $3.5 million and $6.2 million, respectively. As of December 31, 2021, the Income-Based Fee of $4.1 million for the three months ended December 31, 2021 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three or six months ended June 30, 2022 or 2021.
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
For the three and six months ended June 30, 2022, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.9 million and $1.8 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2021, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.5 million and $1.0 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of June 30, 2022, the administrative expenses of $0.9 million for the three months ended June 30, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the administrative expenses of $0.8 million incurred for the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2022:
Senior debt and 1st lien notes	$1,582,312	65%	$1,550,204	65%	124%
Subordinated debt and 2nd lien notes	370,972	15	315,809	13	25
Structured products	82,515	3	70,385	3	6
Equity shares	206,407	9	268,622	11	21
Equity warrants	174	—	92	—	—
Investment in joint ventures / PE fund	196,687	8	183,964	8	15
	$2,439,067	100%	$2,389,076	100%	191%
December 31, 2021:
Senior debt and 1st lien notes	$1,217,899	68%	$1,221,598	68%	165%
Subordinated debt and 2nd lien notes	253,551	14	240,037	13	32
Structured products	37,055	2	40,271	2	6
Equity shares	145,791	8	154,477	9	21
Equity warrants	1,111	—	1,107	—	—
Investment in joint ventures / PE fund	132,417	8	143,104	8	19
	$1,787,824	100%	$1,800,594	100%	243%
During the three months ended June 30, 2022, the Company made 26 new investments totaling $248.7 million, made investments in existing portfolio companies totaling $101.5 million and made additional investments in joint venture equity portfolio companies totaling $2.1 million. During the six months ended June 30, 2022, the Company made 48 new investments totaling $495.2 million, purchased $442.2 million of investments as part of the Sierra Acquisition, made investments in existing portfolio companies totaling $173.5 million and made additional investments in joint venture equity portfolio companies totaling $13.8 million.

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
Industry Composition
The industry composition of investments at fair value at June 30, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2022		December 31, 2021
Aerospace and Defense	$119,558	5.0%	$91,129	5.1%
Automotive	85,370	3.6	55,875	3.1
Banking, Finance, Insurance and Real Estate	246,208	10.3	208,397	11.6
Beverage, Food and Tobacco	37,472	1.6	38,985	2.2
Capital Equipment	48,770	2.0	42,916	2.4
Chemicals, Plastics, and Rubber	91,813	3.8	32,234	1.8
Construction and Building	42,586	1.8	62,083	3.4
Consumer goods: Durable	71,634	3.0	47,316	2.6
Consumer goods: Non-durable	27,149	1.1	28,306	1.6
Containers, Packaging and Glass	46,246	1.9	10,218	0.6
Energy: Electricity	7,116	0.3	12,190	0.7
Energy: Oil and Gas	4,640	0.2	5,774	0.3
Environmental Industries	7,900	0.3	8,081	0.4
Healthcare and Pharmaceuticals	190,182	8.0	134,286	7.5
High Tech Industries	266,291	11.1	139,590	7.7
Hotel, Gaming and Leisure	48,396	2.0	27,553	1.5
Investment Funds and Vehicles	183,963	7.7	143,104	7.9
Media: Advertising, Printing and Publishing	32,307	1.4	46,414	2.6
Media: Broadcasting and Subscription	8,838	0.4	7,441	0.4
Media: Diversified and Production	55,347	2.3	52,887	2.9
Metals and Mining	34,649	1.5	10,684	0.6
Retail	2,029	0.1	—	—
Services: Business	423,015	17.7	342,758	19.0
Services: Consumer	70,888	3.0	65,801	3.7
Structured Products	64,787	2.7	24,662	1.4
Telecommunications	39,756	1.7	45,182	2.5
Transportation: Cargo	102,253	4.3	86,964	4.8
Transportation: Consumer	11,339	0.5	12,231	0.7
Utilities: Electric	12,925	0.5	12,857	0.7
Utilities: Oil and Gas	4,718	0.2	4,677	0.3
Wholesale	931	—	—	—
Total	$2,389,076	100.0%	$1,800,594	100.0%
Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust ("SCRS") to create and co-manage Jocassee Partners LLC ("Jocassee"), a joint venture, which invests in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. The Company and SCRS committed to initially provide $50.0 million and $500.0 million, respectively, of equity capital to Jocassee. On June 2, 2022, the Company committed an additional $50.0 million to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,247.9 million as of June 30, 2022, as compared to $1,258.2 million as of December 31, 2021. As of June 30, 2022, Jocassee’s investments had an aggregate cost of $1,316.5 million, as compared to $1,242.2 million as of December 31, 2021. As of June 30, 2022 and December 31, 2021, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments was approximately 6.2% and 5.3%, respectively. As of June 30, 2022 and December 31, 2021, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2022:
Senior debt and 1st lien notes	$1,172,075	89%	$1,109,710	89%
Subordinated debt and 2nd lien notes	22,679	2%	21,959	2%
Equity shares	4,704	—%	3,129	—%
Equity warrants	31	—%	18	—%
Investment in joint ventures	108,231	8%	104,314	8%
Short-term investments	8,760	1%	8,760	1%
	$1,316,480	100%	$1,247,890	100%
December 31, 2021:
Senior debt and 1st lien notes	$1,084,502	87%	$1,085,172	86%
Subordinated debt and 2nd lien notes	23,607	2	24,011	2
Structured products	4,569	—	5,410	1
Equity shares	5,448	1	3,887	—
Equity warrants	31	—	75	—
Investment in joint ventures	111,490	9	127,092	10
Short-term investments	12,572	1	12,572	1
	$1,242,219	100%	$1,258,219	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at June 30, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2022		December 31, 2021
Aerospace and Defense	$69,598	5.6%	$71,857	5.8%
Automotive	26,665	2.2	18,626	1.5
Banking, Finance, Insurance and Real Estate	107,711	8.7	109,961	8.8
Beverage, Food and Tobacco	29,661	2.4	30,352	2.4
Capital Equipment	27,028	2.2	17,006	1.4
Chemicals, Plastics, and Rubber	26,182	2.1	24,665	2.0
Construction and Building	14,861	1.2	14,506	1.2
Consumer goods: Durable	17,359	1.4	10,294	0.8
Consumer goods: Non-durable	22,231	1.8	23,886	1.9
Containers, Packaging and Glass	23,379	1.9	25,277	2.0
Energy: Electricity	15,133	1.2	10,571	0.8
Energy: Oil and Gas	4,607	0.4	5,091	0.4
Environmental Industries	7,230	0.6	7,563	0.6
Forest Products & Paper	329	—	475	—
Healthcare and Pharmaceuticals	125,631	10.1	128,495	10.3
High Tech Industries	172,076	13.9	171,960	13.8
Hotel, Gaming and Leisure	22,800	1.8	35,383	2.8
Investment Funds and Vehicles	104,314	8.4	127,092	10.2
Media: Advertising, Printing and Publishing	6,289	0.5	18,423	1.5
Media: Broadcasting and Subscription	33,885	2.7	37,840	3.0
Media: Diversified and Production	28,366	2.3	21,059	1.7
Metals and Mining	5,725	0.5	5,792	0.5
Retail	14,237	1.1	14,420	1.2
Services: Business	175,727	14.2	151,723	12.2
Services: Consumer	52,072	4.2	55,156	4.4
Structured Product	—	—	5,409	0.4
Telecommunications	40,133	3.2	36,036	2.9
Transportation: Cargo	43,751	3.5	49,103	3.9
Transportation: Consumer	12,061	1.0	6,546	0.5
Utilities: Electric	3,159	0.3	3,265	0.3
Utilities: Oil and Gas	6,930	0.6	6,870	0.6
Wholesale	—	—	945	0.1
Total	$1,239,130	100.0%	$1,245,647	100.0%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at June 30, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2022		December 31, 2021
Australia	$26,453	2.1%	$16,509	1.3%
Austria	6,581	0.5	1,115	0.1
Belgium	16,990	1.4	14,814	1.2
Canada	8,011	0.7	8,507	0.7
Denmark	931	0.1	6,960	0.6
Finland	1,824	0.2	47,992	3.9
France	123,085	9.9	3,391	0.3
Germany	40,813	3.3	6,357	0.5
Hong Kong	4,990	0.4	2,272	0.2
Ireland	3,867	0.3	123,816	9.9
Italy	—	—	113,896	9.1
Luxembourg	1,112	0.1	4,766	0.4
Netherlands	35,832	2.9	3,744	0.3
Panama	909	0.1	—	—
Singapore	4,942	0.4	—	—
Spain	3,930	0.3	1,225	0.1
Sweden	4,687	0.4	32,150	2.6
Switzerland	4,856	0.3	965	0.1
United Kingdom	118,869	9.6	5,305	0.4
USA	830,448	67.0	851,863	68.4
Total	$1,239,130	100%	$1,245,647	100%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $173.6 million and $176.3 million outstanding as of June 30, 2022 and December 31, 2021, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $351.6 million and $342.8 million outstanding as of June 30, 2022 and December 31, 2021, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.2 million and $323.1 million outstanding as of June 30, 2022 and December 31, 2021.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of June 30, 2022 and December 31, 2021, the Company had sold $830.8 million and $698.5 million, respectively, of its investments to Jocassee. For both the three and six months ended June 30, 2022, the Company realized a loss on the sales of its investments to Jocassee of $0.2 million. For the three and six months ended June 30, 2021, the Company realized a gain on the sales of its investments to Jocassee of $0.9 million and $1.4 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had $24.1 million and $216.9 million, respectively, in unsettled receivables due from Jocassee that were included in "Receivable from unsettled transactions" in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
As of June 30, 2022 and December 31, 2021, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2022	As of December 31, 2021
Total contributed capital by Barings BDC, Inc.	$35,000	$30,000
Total contributed capital by all members	$385,000	$330,000

Total unfunded commitments by Barings BDC, Inc.	$65,000	$20,000
Total unfunded commitments by all members	$215,000	$220,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2022. As of June 30, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2022, Thompson Rivers declared $69.4 million and $89.4 million in dividends, respectively, of which $2.3 million and $5.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. In addition, for both the three and six months ended June 30, 2022, the Company recognized $8.8 million of the dividends as a return of capital.
As of June 30, 2022, Thompson Rivers had $1.5 billion in Ginnie Mae early buyout loans and $267.1 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of June 30, 2022, Thompson Rivers had 8,676 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2022:
Federal Housing Administration (“FHA”) loans	$1,419,533	90%	$1,389,345	90%
Veterans Affairs (“VA”) loans	155,498	10%	150,594	10%
	$1,575,031	100%	$1,539,939	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93%	$2,839,495	93%
Veterans Affairs (“VA”) loans	224,660	7%	223,540	7%
	$3,024,529	100%	$3,063,035	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $396.6 million and $694.8 million outstanding as of June 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $693.1 million and $1,245.2 million outstanding as of June 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $340.3 million and $933.1 million outstanding as of June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2022		As of December 31, 2021
Total contributed capital by Barings BDC, Inc.(1)	$79,411		$79,414
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings BDC, Inc.	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $162.1 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $162.3 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million (including approximately $5.3 million of recallable return of capital) has been funded as of June 30, 2022. As of June 30, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the three and six months ended June 30, 2022, Waccamaw River declared $2.4 million and $3.9 million in dividends, respectively, of which $0.5 million and $0.8 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2022, Waccamaw River had $130.1 million in unsecured consumer loans and $12.3 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of June 30, 2022, Waccamaw River had 11,626 outstanding loans with an average loan size of $11,488, remaining average life to maturity of 45.4 months and weighted average interest rate of 11.0%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
Waccamaw River's secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $37.1 million as of June 30, 2022.
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
As of June 30, 2022 and December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2022		As of December 31, 2021
Total contributed capital by Barings BDC, Inc.	$27,800		$19,000
Total contributed capital by all members	$126,620	(1)	$82,620	(4)

Total return of capital (recallable) by Barings BDC, Inc.	$(5,280)		$(5,280)
Total return of capital (recallable) by all members(2)	$(14,020)		$(14,020)

Total unfunded commitments by Barings BDC, Inc.	$2,480		$11,280
Total unfunded commitments by all members	$12,400	(3)	$56,400	(5)
(1)Includes $74.6 million of total contributed capital by related parties.
(2)Includes ($7.0) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
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
As of June 30, 2022, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were funded as of June 30, 2022.
For both the three and six months ended June 30, 2022, Sierra JV declared $31.8 million in dividends, of which $1.6 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. In addition, for both the three and six months ended June 30, 2022, the Company recognized $26.7 million of the dividends as a return of capital.

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
As of June 30, 2022, the total cost and value of Sierra JV’s investment portfolio was $140.8 million and $130.0 million, respectively. As of June 30, 2022, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 6.7%. As of June 30, 2022, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2022:
Senior debt and 1st lien notes	$140,753	100%	$129,992	100%
	$140,753	100%	$129,992	100%
The industry composition of Sierra JV’s investments at fair value at June 30, 2022, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2022
Automotive	5,674	4.4%
Banking, Finance, Insurance and Real Estate	1,601	1.2
Beverage, Food and Tobacco	4,261	3.3
Capital Equipment	9,254	7.1
Chemicals, Plastics, and Rubber	2,869	2.2
Construction and Building	1,900	1.5
Consumer goods: Durable	2,816	2.2
Containers, Packaging and Glass	1,822	1.4
Environmental Industries	8,310	6.4
Forest Products & Paper	3,899	3.0
Healthcare and Pharmaceuticals	14,356	11.0
High Tech Industries	14,433	11.1
Media: Advertising, Printing and Publishing	10,059	7.7
Media: Diversified and Production	5,330	4.1
Retail	11,745	9.0
Services: Business	12,093	9.3
Services: Consumer	8,349	6.4
Transportation: Cargo	6,194	4.8
Transportation: Consumer	5,027	3.9
Total	$129,992	100.0%
Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, had $75.0 million outstanding as of June 30, 2022.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. As of June 30, 2022 and December 31, 2021, $7.1 million and $1.8 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of June 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,010,697	Yield Analysis	Market Yield	6.4% – 34.3%	10.0%	Decrease
	23,233	Market Approach	Adjusted EBITDA Multiple	1.8x – 6.0x	5.5x	Increase
	4,732	Market Approach	Revenue Multiple	0.4x	0.4x	Increase
	4,738	Discounted Cash Flow Analysis	Discount Rate	9.2%	9.2%	Decrease
	386,310	Recent Transaction	Transaction Price	96.0% – 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	127,812	Yield Analysis	Market Yield	6.2% – 15.6%	11.8%	Decrease
	34,899	Market Approach	Adjusted EBITDA Multiple	6.8x – 10.3x	8.0x	Increase
	5,642	Market Approach	Revenue Multiple	0.8x	0.8x	Increase
	92,859	Recent Transaction	Transaction Price	92.7% – 98.0%	96.6%	Increase
Structured products	10,434	Discounted Cash Flow Analysis	Discount Rate	5.5% – 13.0%	10.2%	Decrease
Equity shares(3)	236,778	Market Approach	Adjusted EBITDA Multiple	1.8x – 49.5x	10.0x	Increase
	5,716	Expected Transaction(4)	Transaction Price	$5,716	$5,716	Increase
	19,182	Recent Transaction	Transaction Price	$0.98 – $7,876	$95.63	Increase
Equity warrants	35	Market Approach	Adjusted EBITDA Multiple	3.5x – 19.5x	3.5x	Increase
	—	Market Approach	Revenue Multiple	0.4x	0.4x	Increase
(1)Excludes investments with an aggregate fair value amounting to $8,224, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $34,370, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $2,655, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
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
The following tables present the Company’s investment portfolio at fair value as of June 30, 2022 and December 31, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$112,270	$1,437,934	$1,550,204
Subordinated debt and 2nd lien notes	—	20,227	295,582	315,809
Structured products	—	59,951	10,434	70,385
Equity shares	121	4,170	264,331	268,622
Equity warrants	—	57	35	92
Investments subject to leveling	$121	$196,675	$2,008,316	$2,205,112
Investment in joint ventures / PE fund(1)				183,964
				$2,389,076

	Fair Value as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$84,275	$1,137,323	$1,221,598
Subordinated debt and 2nd lien notes	—	9,468	230,569	240,037
Structured products	—	40,271	—	40,271
Equity shares	111	3,084	151,282	154,477
Equity warrants	—	243	864	1,107
Investments subject to leveling	$111	$137,341	$1,520,038	$1,657,490
Investment in joint ventures / PE fund(2)				143,104
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
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021:

Six Months Ended June 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,137,323	$230,569	$—	$151,282	$864	$1,520,038
New investments	510,243	80,752	6,000	45,116	—	642,111
Investments acquired in Sierra merger	210,176	54,177	—	7,065	72	271,490
Transfers into (out of) Level 3, net	(6,054)	—	4,905	7,263	—	6,114
Proceeds from sales of investments	(220,592)	(14,754)	—	(1,472)	(250)	(237,068)
Loan origination fees received	(10,371)	(1,121)	—	—	—	(11,492)
Principal repayments received	(157,387)	(22,610)	—	—	—	(179,997)
Payment-in-kind interest	985	8,939	—	—	—	9,924
Accretion of loan premium/discount	74	36	—	—	—	110
Accretion of deferred loan origination revenue	4,178	974	—	—	—	5,152
Realized gain (loss)	(5,329)	(1,506)	—	18	(760)	(7,577)
Unrealized appreciation (depreciation)	(25,312)	(39,874)	(471)	55,059	109	(10,489)
Fair value, end of period	$1,437,934	$295,582	$10,434	$264,331	$35	$2,008,316

Six Months Ended June 30, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,055,717	$130,820	$44,227	$1,134	$1,231,898
New investments	420,633	75,316	5,461	163	501,573
Transfers into Level 3, net	—	2,233	3,224	—	5,457
Proceeds from sales of investments	(277,575)	(8,771)	(5,946)	—	(292,292)
Loan origination fees received	(9,037)	(987)	—	—	(10,024)
Principal repayments received	(71,713)	(17,705)	—	—	(89,418)
Payment-in-kind interest	483	7,570	—	—	8,053
Accretion of loan premium/discount	6	199	—	—	205
Accretion of deferred loan origination revenue	3,110	285	—	—	3,395
Realized gain (loss)	2,574	(24)	(462)	—	2,088
Unrealized appreciation (depreciation)	4,958	(2,070)	5,499	(160)	8,227
Fair value, end of period	$1,129,156	$186,866	$52,003	$1,137	$1,369,162
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $(32.0) million and $(11.0) million during the three and six months ended June 30, 2022, respectively, was related to portfolio company investments that were still held by the Company as of June 30, 2022. Pre-tax net unrealized appreciation on Level 3 investments of $9.3 million and $8.9 million during the three and six months ended June 30, 2021, respectively, was related to portfolio company investments that were still held by the Company as of June 30, 2021.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the six months ended June 30, 2022, the Company made investments of approximately $1,076.7 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2022, the Company made investments of $62.0 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2022 and December 31, 2021, the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Company had seven and two portfolio companies, respectively, with investments that were on non-accrual. Dividend income is recorded on the ex-dividend date.
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
Fee income for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,489	$1,164	$2,816	$2,242
Management, valuation and other fees	633	547	47	1,129
Total Recurring Fee Income	2,122	1,711	2,863	3,371
Non-Recurring Fee Income:
Prepayment fees	133	—	133	49
Acceleration of unamortized loan origination fees	2,301	868	2,497	1,271
Advisory, loan amendment and other fees	516	(11)	775	10
Total Non-Recurring Fee Income	2,950	857	3,405	1,330
Total Fee Income	$5,072	$2,568	$6,268	$4,701
Concentration of Credit Risk
As of June 30, 2022 and December 31, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2022 and December 31, 2021, the Company’s largest single portfolio company investment represented approximately 5.3% and 5.5%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
As of June 30, 2022, all of the Company's assets were or will be pledged as collateral for the February 2019 Credit Facility.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currencies
As of June 30, 2022, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, eight investments that were denominated in Australian dollars, one investment that was denominated in New Zealand dollars, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish kronas, 48 investments that were denominated in Euros and 24 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, five investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 36 investments that were denominated in Euros and 18 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2022 and June 30, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For federal income tax purposes, the cost of investments owned as of June 30, 2022 and December 31, 2021 was approximately $2,451.3 million and $1,792.1 million, respectively. As of June 30, 2022, net unrealized depreciation on the Company's investments (tax basis) was approximately $32.8 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $111.7 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $144.5 million. As of December 31, 2021, net unrealized appreciation on the Company's investments (tax basis) was approximately $16.4 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $45.6 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $29.2 million.
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
As of June 30, 2022, two of the Company’s taxable subsidiaries had a deferred tax asset of $8.1 million pertaining to operating losses and tax basis differences related to certain partnership interests, and the Company’s other taxable subsidiary had a deferred tax liability of $0.8 million pertaining to tax basis differences related to certain partnership interests. As of December 31, 2021, the Company’s taxable subsidiaries had a deferred tax asset of $8.6 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2022 and December 31, 2021, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $8.1 million and $8.6 million, respectively.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2022 and December 31, 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2022	June 30, 2022	December 31, 2021
Credit Facilities:
February 21, 2019	February 21, 2025	2.939%	814,380	$655,189
Total Credit Facilities			$814,380	$655,189
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
(Less: Deferred financing fees)			(6,778)	(7,444)
Total Notes			$718,222	$717,556
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of June 30, 2022, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of June 30, 2022, the Company had U.S. dollar borrowings of $537.5 million outstanding under the February 2019 Credit Facility with an interest rate of 3.198% (one month SOFR of 1.098%), borrowings denominated in Swedish kronas of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 2.250% (one month STIBOR of 0.250%), borrowings denominated in British pounds sterling of £77.6 million ($94.2 million U.S. dollars) with an interest rate of 2.972% (one month SONIA of 0.972%), borrowings denominated in Australian dollars of A$53.1 million ($36.5 million U.S. dollars) with an interest rate of 2.780% (one month AUD Screen Rate of 0.780%) and borrowings denominated in Euros of €138.6 million ($144.9 million U.S. dollars) with an interest rate of 2.000% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
As of June 30, 2022 and December 31, 2021, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $814.4 million and $655.2 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of June 30, 2022, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of June 30, 2022 and December 31, 2021, the fair value of the outstanding August 2025 Notes was $47.5 million and $52.2 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2022, the Company was in compliance with all covenants under the November 2020 NPA.

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
As of June 30, 2022 and December 31, 2021, the fair value of the outstanding Series B Notes was $58.4 million and $64.1 million, respectively. As of June 30, 2022 and December 31, 2021, the fair value of the outstanding Series C Notes was $101.7 million and $115.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2022, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of June 30, 2022 and December 31, 2021, the fair value of the outstanding Series D Notes were $71.6 million and $79.2 million, respectively. As of June 30, 2022 and December 31, 2021, the fair value of the outstanding Series E Notes was $60.2 million and $68.7 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
As of June 30, 2022 and December 31, 2021, the fair value of the outstanding November 2026 Notes was $298.9 million and $346.8 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The following tables present the fair value and aggregate unrealized depreciation of the MVC Credit Support Agreement as of June 30, 2022 and December 31, 2021:

As of June 30, 2022 Description ($ in thousands)	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$9,340	$(4,260)

Total MVC Credit Support Agreement					$(4,260)

As of December 31, 2021 Description ($ in thousands)	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$15,400	$1,800

Total MVC Credit Support Agreement					$1,800

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2022 and December 31, 2021, the fair value of the MVC Credit Support Agreement was $9.3 million and $15.4 million, respectively, and is included in "Credit support agreements" in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the enterprise value, the continuously annual risk-free interest rate, a measure of expected asset volatility, and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
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
The following table presents the fair value and aggregate unrealized depreciation of the Sierra Credit Support Agreement as of June 30, 2022:

As of June 30, 2022 Description ($ in thousands)	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$36,700	$(7,700)

Total Sierra Credit Support Agreement					$(7,700)
As of June 30, 2022, the fair value of the Sierra Credit Support Agreement was $36.7 million, and is included in “Credit support agreements” in the accompanying Unaudited Consolidated Balance Sheet. The fair value of the Sierra Credit Support Agreement was determined based on an income approach, with the primary inputs being the enterprise value, the continuously annual risk-free interest rate, a measure of expected asset volatility, and the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, which are all Level 3 inputs.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company's foreign currency forward contracts as of June 30, 2022 and December 31, 2021:

As of June 30, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$69,982	$48,421	07/07/22	$(298)	Derivative liability
Foreign currency forward contract (AUD)	$51,174	A$68,223	07/07/22	4,260	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	$1,211	A$1,759	07/07/22	1	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	$48,426	A$69,930	10/06/22	302	Prepaid expenses and other assets

Foreign currency forward contract (CAD)	C$3,251	$2,528	07/07/22	(8)	Derivative liability
Foreign currency forward contract (CAD)	$49	C$61	07/07/22	2	Prepaid expenses and other assets
Foreign currency forward contract (CAD)	$2,549	C$3,190	07/07/22	76	Prepaid expenses and other assets
Foreign currency forward contract (CAD)	$2,543	C$3,269	10/06/22	8	Prepaid expenses and other assets

Foreign currency forward contract (DKK)	2,159kr.	$305	07/07/22	(2)	Derivative liability
Foreign currency forward contract (DKK)	$323	2,159kr.	07/07/22	19	Prepaid expenses and other assets
Foreign currency forward contract (DKK)	$310	2,178kr.	10/06/22	2	Prepaid expenses and other assets

Foreign currency forward contract (EUR)	€105,535	$111,094	07/07/22	(748)	Derivative liability
Foreign currency forward contract (EUR)	$111,089	€100,635	07/07/22	5,867	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$5,201	€4,901	07/07/22	77	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$10,597	€10,000	10/06/22	73	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$96,036	€90,657	10/06/22	620	Prepaid expenses and other assets

Foreign currency forward contract (NZD)	NZ$11,801	$7,373	07/07/22	(36)	Derivative liability
Foreign currency forward contract (NZD)	$8,151	NZ$11,801	07/07/22	813	Prepaid expenses and other assets
Foreign currency forward contract (NZD)	$7,346	NZ$11,771	10/06/22	36	Prepaid expenses and other assets

Foreign currency forward contract (GBP)	£23,156	$29,159	07/07/22	(1,037)	Derivative liability
Foreign currency forward contract (GBP)	$16,974	£13,500	07/07/22	579	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$12,612	£9,656	07/07/22	886	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$16,274	£13,331	10/06/22	55	Prepaid expenses and other assets

Foreign currency forward contract (SEK)	1,976kr	$195	07/07/22	(2)	Derivative liability
Foreign currency forward contract (SEK)	$213	1,976kr	07/07/22	20	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$201	2,026kr	10/06/22	2	Prepaid expenses and other assets

Foreign currency forward contract (CHF)	3,100Fr.	$3,241	07/07/22	(2)	Derivative liability
Foreign currency forward contract (CHF)	$3,237	3,100Fr.	07/07/22	(2)	Derivative liability
Foreign currency forward contract (CHF)	$3,262	3,100Fr.	10/06/22	2	Prepaid expenses and other assets
Total				$11,565

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2021 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$31,601	$22,850	01/06/22	$126	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	A$2,099	$1,508	01/06/22	18	Prepaid expenses and other assets
Foreign currency forward contract (AUD)	$20,727	A$28,700	01/06/22	(139)	Derivative liability
Foreign currency forward contract (AUD)	$3,580	A$5,000	04/08/22	(55)	Derivative liability
Foreign currency forward contract (AUD)	$18,247	A$25,386	04/08/22	(215)	Derivative liability

Foreign currency forward contract (CAD)	$3,230	$2,528	01/06/22	29	Prepaid expenses and other assets
Foreign currency forward contract (CAD)	$3,000	$2,425	01/06/22	(50)	Derivative liability
Foreign currency forward contract (CAD)	$4,881	$6,230	01/06/22	(51)	Derivative liability
Foreign currency forward contract (CAD)	$2,506	$3,203	04/08/22	(29)	Derivative liability

Foreign currency forward contract (DKK)	2,143kr.	$326	01/06/22	1	Prepaid expenses and other assets
Foreign currency forward contract (DKK)	$335	2,143kr.	01/06/22	7	Prepaid expenses and other assets
Foreign currency forward contract (DKK)	$323	2,116kr.	04/08/22	(1)	Derivative liability

Foreign currency forward contract (EUR)	€52,583	$59,524	01/06/22	275	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	€5,020	$5,701	04/08/22	19	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$24,722	€21,500	01/06/22	271	Prepaid expenses and other assets
Foreign currency forward contract (EUR)	$14,563	€12,900	01/06/22	(108)	Derivative liability
Foreign currency forward contract (EUR)	$20,655	€18,183	01/06/22	(23)	Derivative liability
Foreign currency forward contract (EUR)	$60,413	€53,265	04/08/22	(282)	Derivative liability
Foreign currency forward contract (EUR)	$1,130	€1,000	04/08/22	(10)	Derivative liability
Foreign currency forward contract (EUR)	$8,514	€7,500	04/08/22	(32)	Derivative liability

Foreign currency forward contract (GBP)	£9,900	$13,220	01/06/22	190	Prepaid expenses and other assets
Foreign currency forward contract (GBP)	$13,349	£9,900	01/06/22	(60)	Derivative liability
Foreign currency forward contract (GBP)	$6,122	£4,599	04/08/22	(104)	Derivative liability

Foreign currency forward contract (SEK)	1,792kr	$198	01/07/22	—	Derivative liability
Foreign currency forward contract (SEK)	$204	1,792kr	01/07/22	6	Prepaid expenses and other assets
Foreign currency forward contract (SEK)	$207	1,875kr	04/08/22	—	Prepaid expenses and other assets
Total				$(217)
As of June 30, 2022 and December 31, 2021, the total fair value of the Company's foreign currency forward contracts was $11.6 million and $(0.2) million, respectively. The fair values of the Company's foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
1888 Industrial Services, LLC(1)(2)	Revolver	$189	$—
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	—	1,179
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	—	110
Accurus Aerospace Corporation(1)(2)	Revolver	2,305	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	11	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	1,448	1,448
Amtech Software(1)	Delayed Draw Term Loan	1,527	2,727
Amtech Software(1)	Revolver	682	682
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	917	6,207
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	359	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	451	503
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	2,821	3,147
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	885	2,571
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,314	3,497
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	961	962
Azalea Buyer, Inc.(1)(2)	Revolver	423	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	1,986	2,161
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	378
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	417	—
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	197	432
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	132	144
BrightSign LLC(1)(2)	Revolver	1,329	1,329
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	613
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	116	167
Centralis Finco S.a.r.l.(1)(2)(3)	Acquisition Facility	424	461
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,976	2,149
CGI Parent, LLC(1)	Revolver	1,653	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	267	393
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	1,311	1,311
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	3,576	3,576
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	—	6,018
Comply365, LLC(1)(2)	Revolver	1,100	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	821	894
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	378	5,420
CSL Dualcom(1)(2)(4)	Acquisition Term Loan	895	998
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	—	2,431
DecksDirect, LLC(1)(2)	Revolver	153	218
DreamStart Bidco SAS(1)(2)(3)	Acquisition Facility	567	617

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Dune Group(1)(3)	Delayed Draw Term Loan	611	665
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	692	692
Eclipse Business Capital, LLC(1)	Revolver	6,545	11,818
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	10,441	12,458
EMI Porta Holdco LLC(1)	Revolver	2,005	2,966
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	257	583
eShipping, LLC(1)	Delayed Draw Term Loan	1,650	2,548
eShipping, LLC(1)	Revolver	1,486	1,232
Events Software BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	440	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Delayed Draw Term Loan	274	405
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180	180
Finexvet(1)(2)(3)	Acquisition Facility	230	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	773	—
FragilePak LLC(1)	Delayed Draw Term Loan	2,354	2,354
GPZN II GmbH(1)(2)(3)	CAF Term Loan	549	—
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	267	657
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	913	1,563
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	1,217
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,236	1,825
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,331	2,535
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	711	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jocassee Partners LLC	Joint Venture	65,000	20,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,416	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	2,830	153
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	153	4,544
Kemmerer Operations LLC(1)	Delayed Draw Term Loan	908	—
LAF International(1)(2)(3)	Acquisition Facility	167	341
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	941
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,730	1,881
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	354	—
LeadsOnline, LLC(1)	Revolver	2,256	—
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,333	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	34	82
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	372	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	149	162
Marshall Excelsior Co.(1)(2)	Revolver	689	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	817	817
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	982	1,038
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	598	2,617
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,311	1,311
Navia Benefit Solutions, Inc.(1)(2)	Delayed Draw Term Loan	1,261	1,261
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	103

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	447	541
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	809	—
OA Buyer, Inc.(1)(2)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	294	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	—	686
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	817
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,289	4,357
OSP Hamilton Purchaser, LLC(1)	Revolver	131	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	1,283
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	289
PDQ.Com Corporation(1)	Delayed Draw Term Loan	7,753	10,948
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class A	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class B	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class C	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class D	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class E	3,709	—
Polara Enterprises, L.L.C.(1)	Revolver	474	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	6,944
Premium Invest(1)(2)(3)	Acquisition Facility	1,777	1,933
ProfitOptics, LLC(1)	Revolver	484	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	776	844
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	712
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Acquisition Term Loan	—	373
RA Outdoors, LLC(1)(2)	Revolver	1,235	—
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	929	1,455
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	606	1,061
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	141	153
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	7,482	—
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Revolver	1,009	—
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	2,223	—
Security Holdings B.V.(1)(3)	Delayed Draw Term Loan	2,091	2,274
Security Holdings B.V.(1)(3)	Revolver	1,045	1,137
Sereni Capital NV(1)(2)(3)	Revolver	53	—
Sereni Capital NV(1)(2)(3)	Term Loan	376	—
Smartling, Inc.(1)	Delayed Draw Term Loan	1,978	2,353
Smartling, Inc.(1)	Revolver	1,176	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	185	655
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	—	2,373
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	4,709	5,251
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)	Revolver	448	569
Syntax Systems Ltd(1)	Delayed Draw Term Loan	1,933	1,933
Tank Holding Corp(1)	Revolver	509	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	—	1,621

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Techone B.V.(1)(2)(3)	Revolver	219	432
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	886	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	2,345	2,773
TPC Group, Inc.(1)(2)	Revolver	34,322	—
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	—	1,857
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	—	4,540
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	—	2,070
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	2,130	—
Union Bidco Limited(1)(4)	Acquisition Facility	151	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,588	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,820	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	423	—
Waccamaw River, LLC(2)	Joint Venture	2,480	11,280
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	2,622	3,832
Woodland Foods, Inc.(1)	Revolver	1,465	2,070
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	5,986	—
ZB Holdco LLC(1)	Revolver	845	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,541	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	534	—
Total unused commitments to extend financing		$279,328	$234,658

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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of June 30, 2022 and December 31, 2021, the Company had guaranteed €9.9 million ($10.3 million U.S. dollars and $11.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh ("MVC Auto"). The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company's Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.

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
COVID-19 Developments
During the six months ended June 30, 2022, the Coronavirus and the COVID-19 pandemic continued to have an impact on the U.S and global economies. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value at beginning of period	$11.36	$10.99
Net investment income(1)	0.52	0.44
Net realized gain (loss) on investments / foreign currency transactions(1)	(0.12)	0.03
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions(1)	(0.43)	0.32
Total increase (decrease) from investment operations(1)	(0.03)	0.79
Dividends/distributions paid to stockholders from net investment income	(0.47)	(0.39)
Sierra Acquisition (See Note 9)(2)	0.10	—
Deemed contribution - CSA (See Note 9)	0.40	—
Purchases of shares in share repurchase plan	0.02	—
Tax provision(1)	(0.02)	—
Other(3)	0.05	—
Net asset value at end of period	$11.41	$11.39
Market value at end of period(4)	$9.31	$10.56
Shares outstanding at end of period	109,785,892	65,316,085
Net assets at end of period	$1,252,875	$744,128
Average net assets	$1,121,688	$731,948
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)(5)	9.00%	9.51%
Ratio of net investment income to average net assets (annualized)	9.05%	7.91%
Portfolio turnover ratio (annualized)(6)	26.75%	33.77%
Total return(7)	(11.51)%	19.22%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Includes the impact of share issuance and deemed contribution from Barings LLC associated with the Sierra Acquisition
(3)Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)Represents the closing price of the Company’s common stock on the last day of the period.
(5)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(6)Portfolio turnover ratio as of June 30, 2022 and 2021 excludes the impact of short-term investments. Portfolio turnover ratio as of June 30, 2022 excludes the purchase of investment assets included in the Sierra Acquisition.
(7)Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company's dividend reinvestment plan during the period. Total return is not annualized.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Sierra Acquisition:

($ in thousands)
Common stock issued by the Company	$499,418
Cash consideration paid by the Company(1)	10,670
Deemed contribution from Barings LLC	27,729
Total purchase price	$537,817
Assets acquired:
Investments(2)	$442,198
Cash	102,006
Other assets(3)	3,519
Total assets acquired	$547,723
Liabilities assumed(4)	(9,906)
Net assets acquired	$537,817
(1)The Company incurred $10.6 million in professional fees and other costs related to the Sierra Acquisition, including $4.0 million in investment banking fees.
(2)Investments acquired were recorded at fair value, which is also the Company's initial cost basis

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(3)Other assets acquired in the Sierra Acquisition consisted of the following:

($ in thousands)
Interest and fees receivable	$2,874
Escrow receivable	645
Total	$3,519
(4)Liabilities assumed in the Sierra Acquisition consisted of the following:

($ in thousands)
Accrued merger expenses	$3,327
Current and deferred tax liability	3,814
Other liabilities	2,765
Total	$9,906
10. SUBSEQUENT EVENTS
Subsequent to June 30, 2022, the Company made approximately $215.4 million of new commitments, of which $171.5 million closed and funded. The $171.5 million of investments consists of $159.8 million of first lien senior secured debt investments, $10.6 million of second lien senior secured and subordinated debt investments and $1.1 million of equity investments. The weighted average yield of the debt investments was 8.2%. In addition, the Company funded $11.6 million of previously committed delayed draw term loans.
On August 9, 2022, the Board declared a quarterly distribution of $0.24 per share payable on September 14, 2022 to holders of record as of September 7, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and six months ended June 30, 2022, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
As of June 30, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 7.6% and 7.2%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 7.2% and 6.9% as of June 30, 2022 and December 31, 2021, respectively.
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
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies but no longer adversely affects our operations and the operations of Barings, including with respect to us. Barings continues to monitor the COVID-19 situation globally and is prepared to adapt office working patterns as required to ensure the safety of its employees and clients who visit Barings office locations. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings’ Global Private Finance Group (“BGPF”) manages our day-to-day operations, and provides investment advisory and management services to us. BGPF is part of Barings’ $274.4 billion Global Fixed Income Platform that invests in liquid, private and structured credit. BGPF manages private funds and separately managed accounts, along with multiple public vehicles.
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
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of June 30, 2022, our asset coverage ratio was 181.4%.
Portfolio Investment Composition
The total value of our investment portfolio was $2,389.1 million as of June 30, 2022, as compared to $1,800.6 million as of December 31, 2021. As of June 30, 2022, we had investments in 294 portfolio companies with an aggregate cost of $2,439.1 million. As of December 31, 2021, we had investments in 212 portfolio companies with an aggregate cost of $1,787.8 million. As of both June 30, 2022 and December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2022:
Senior debt and 1st lien notes	$1,582,312	65%	$1,550,204	65%
Subordinated debt and 2nd lien notes	370,972	15	315,809	13
Structured products	82,515	3	70,385	3
Equity shares	206,407	9	268,622	11
Equity warrants	174	—	92	—
Investment in joint ventures / PE fund	196,687	8	183,964	8
	$2,439,067	100%	$2,389,076	100%
December 31, 2021:
Senior debt and 1st lien notes	$1,217,899	68%	$1,221,598	68%
Subordinated debt and 2nd lien notes	253,551	14	240,037	13
Structured products	37,055	2	40,271	2
Equity shares	145,791	8	154,477	9
Equity warrants	1,111	—	1,107	—
Investment in joint ventures / PE fund	132,417	8	143,104	8
	$1,787,824	100%	$1,800,594	100%
Investment Activity
During the six months ended June 30, 2022, we made 48 new investments totaling $495.2 million, purchased $442.2 million of investments as part of the Sierra Acquisition, made investments in existing portfolio companies totaling $173.5 million and made additional investments in joint venture equity portfolio companies totaling $13.8 million. We had 21 loans repaid totaling $178.3 million, received $22.5 million of portfolio company principal payments and received $35.5 million of return of capital from our joint ventures. In addition, we sold $101.7 million of loans, recognizing a net realized loss on these transactions of $6.1 million, and sold $132.3 million of middle-market portfolio company debt investments to one of our joint ventures and realized a loss on these transactions of $0.2 million. We received proceeds related to the sale of equity investments totaling $1.7 million and recognized a net realized loss on such sales totaling $0.7 million. Lastly, we exchanged a debt investment totaling $13.8 million in one portfolio company for equity totaling $13.9 million and realized a loss on such exchange of $0.8 million.
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
Total portfolio investment activity for the six months ended June 30, 2022 and 2021 was as follows:

Six Months Ended June 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,221,598	$240,037	$40,271	$154,477	$1,107	$143,104	$1,800,594
New investments	539,897	80,753	7,060	55,006	—	13,797	696,513
Investments acquired in Sierra merger	235,770	66,662	46,666	7,065	72	85,963	442,198
Proceeds from sales of investments	(227,678)	(14,754)	(5,389)	(1,607)	(250)	(35,490)	(285,168)
Loan origination fees received	(10,371)	(1,121)	—	—	—	—	(11,492)
Principal repayments received	(175,265)	(22,610)	(2,888)	—	—	—	(200,763)
Payment-in-kind interest	2,125	8,939	—	—	—	—	11,064
Accretion of loan premium/discount	1,146	83	11	—	—	—	1,240
Accretion of deferred loan origination revenue	4,339	974	—	—	—	—	5,313
Realized gain (loss)	(5,551)	(1,505)	—	153	(760)	—	(7,663)
Unrealized appreciation (depreciation)	(35,806)	(41,649)	(15,346)	53,528	(77)	(23,410)	(62,760)
Fair value, end of period	$1,550,204	$315,809	$70,385	$268,622	$92	$183,964	$2,389,076

Six Months Ended June 30, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Short-term Investments	Total
Fair value, beginning of period	$1,171,250	$138,767	$32,509	$44,651	$1,300	$41,760	$65,558	$1,495,795
New investments	420,633	75,316	—	8,260	163	38,200	217,559	760,131
Proceeds from sales of investments	(291,705)	(8,771)	(6,823)	(5,972)	—	(2,675)	(272,542)	(588,488)
Loan origination fees received	(9,037)	(987)	—	—	—	—	—	(10,024)
Principal repayments received	(91,580)	(24,847)	(2,307)	—	—	—	—	(118,734)
Payment-in-kind interest	1,565	7,570	—	—	—	—	—	9,135
Accretion of loan premium/discount	1,267	2,528	27	—	—	—	—	3,822
Accretion of deferred loan origination revenue	3,228	285	—	—	—	—	—	3,513
Realized gain (loss)	3,176	(24)	652	(436)	—	—	(1)	3,367
Unrealized appreciation (depreciation)	10,068	(2,970)	777	5,499	25	3,192	—	16,591
Fair value, end of period	$1,218,865	$186,867	$24,835	$52,002	$1,488	$80,477	$10,574	$1,575,108
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2022, we had seven portfolio companies with investments on non-accrual, the fair value of which was $20.0 million, which comprised 0.8% of the total fair value of our portfolio, and the cost of which was $71.1 million, which comprised 2.9% of the total cost of our portfolio. As of December 31, 2021, we had two portfolio companies with investments on non-accrual, the fair value of which was $36.0 million, which comprised 2.0% of the total fair value of our portfolio, and the cost of which was $50.9 million, which comprised 2.9% of the total cost of our portfolio.

A summary of our non-accrual assets as of June 30, 2022 is provided below:
1888 Industrial Services, LLC
In connection with the Sierra Acquisition, we purchased our debt and equity investments in 1888 Industrial Services, LLC, or 1888. The 1888 first lien senior secured term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured term loan in 1888 for financial reporting purposes. As of June 30, 2022, the cost and fair value of our first lien senior secured term loan in 1888 was $0.4 million and zero, respectively.
Black Angus Steakhouse, LLC
In connection with the Sierra Acquisition, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. The Black Angus PIK term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our PIK term loan in Black Angus for financial reporting purposes. As of June 30, 2022, both the cost and fair value of our PIK term loan in Black Angus was $9.6 million.
Charming Charlie LLC
In connection with the Sierra Acquisition, we purchased our debt and equity investments in Charming Charlie, LLC, or Charming Charlie. Charming Charlie is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Charming Charlie for financial reporting purposes. As of June 30, 2022, both the cost and fair value of our debt investments in Charming Charlie was zero.
Custom Alloy Corporation
In connection with the MVC Acquisition, we purchased our debt investment in Custom Alloy Corporation, or Custom Alloy. During the quarter ended December 31, 2021, we placed our debt investment in Custom Alloy on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Custom Alloy for financial reporting purposes. As of June 30, 2022, the cost of our debt investment in Custom Alloy was $46.4 million and the fair value of such investment was $5.6 million.
Holland Acquisition Corp.
In connection with the Sierra Acquisition, we purchased our debt investment in Holland Acquisition Corp., or Holland. Holland is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Holland for financial reporting purposes. As of June 30, 2022, both the cost and fair value of our debt investments in Holland was zero.
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of June 30, 2022, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was zero.
Path Medical LLC
In connection with the Sierra Acquisition, we purchased our debt and equity investments in Path Medical LLC, or Path Medical. Path Medical is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Path Medical for financial reporting purposes. As of June 30, 2022, the cost and fair value of our debt investments in Path Medical was $4.6 million and $4.7 million, respectively.

Results of Operations
Comparison of the three and six months ended June 30, 2022 and June 30, 2021
Operating results for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total investment income	$55,592	$33,153	$99,350	$63,747
Total operating expenses	23,818	18,595	48,563	34,833
Net investment income before taxes	31,774	14,558	50,787	28,914
Income taxes, including excise tax provision	—	—	6	(18)
Net investment income after taxes	31,774	14,558	50,781	28,932
Net realized gains (losses)	(10,223)	343	(11,665)	2,182
Net unrealized appreciation (depreciation)	(44,654)	14,409	(41,188)	20,683
Net realized and unrealized gains (losses) on investments, credit support agreements and foreign currency borrowings	(54,877)	14,752	(52,853)	22,865
Provision for taxes	(1,890)	(2)	(1,890)	(1)
Net increase in net assets resulting from operations	$(24,993)	$29,308	$(3,962)	$51,796
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
Total interest income	$40,784	$26,819	$72,854	$52,034
Total dividend income	7,246	395	14,939	466
Total fee and other income	5,072	2,568	6,268	4,701
Total payment-in-kind interest income	2,474	3,371	5,273	6,545
Interest income from cash	16	—	16	1
Total investment income	$55,592	$33,153	$99,350	$63,747
The change in total investment income for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was primarily due to an increase in the average size of our portfolio, increased dividends from portfolio companies and joint venture investments and an increase in acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans. The increase in the average size of our portfolio was largely due to the increased middle-market investment opportunities and the investments acquired as part of the Sierra Acquisition. This increase was partially offset by a decrease in payment-in-kind (“PIK”) interest income. For the three and six months ended June 30, 2022, dividends from portfolio companies and joint venture investments were $7.2 million and $14.9 million, respectively, as compared to $0.4 million and $0.5 million, respectively, for the three and six months ended June 30, 2021. The amount of our outstanding debt investments was $2,162.5 million as of June 30, 2022, as compared to $1,463.6 million as of June 30, 2021. This increase is in part due to the acquisition of investment assets in the Sierra Acquisition. The weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was 7.6% as of June 30, 2022, as compared to 7.4% as of June 30, 2021. For the three and six months ended June 30, 2022, acceleration of unamortized OID income and unamortized loan origination fees totaled $2.9 million and $3.1 million, respectively, as compared to $2.2 million and $2.6 million, respectively, for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022, PIK interest income was $2.5 million and $5.3 million, respectively, as compared to $3.4 million and $6.5 million, respectively, for the three and six months ended June 30, 2021.

Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses:
Interest and other financing fees	$13,168	$7,994	$24,829	$15,279
Base management fees	7,381	4,891	13,253	8,821
Incentive management fees	—	3,510	4,754	6,232
General and administrative expenses	3,269	2,200	5,727	4,501
Total operating expenses	$23,818	$18,595	$48,563	$34,833
Interest and Other Financing Fees
Interest and other financing fees during the three and six months ended June 30, 2022 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the three and six months ended June 30, 2021 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes and the February Notes. The increase in interest and other financing fees for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, was primarily attributable to the issuance of the November 2026 Notes and increased borrowings under the February 2019 Credit Facility.
Base Management Fees
Under the terms of the New Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement (and, from January 1, 2021 to February 25, 2022, the terms of the Amended and Restated Advisory Agreement) and the fee arrangements thereunder. For the three and six months ended June 30, 2022, the amount of Base Management Fee incurred was approximately $7.4 million and $13.3 million, respectively. For the three and six months ended June 30, 2021, the amount of Base Management Fee incurred was approximately $4.9 million and $8.8 million, respectively. The increase in the Base Management Fee for the three and six months ended June 30, 2022 versus the corresponding 2021 periods is primarily related to the average value of gross assets increasing from $1,565.2 million as of the end of the two most recently completed calendar quarters prior to June 30, 2021 to $2,361.8 million as of the end of the two most recently completed calendar quarters prior to June 30, 2022. For both the three and six months ended June 30, 2022 and 2021, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the New Barings BDC Advisory Agreement (and, from January 1, 2021 to February 25, 2022, pursuant to the terms of the Amended and Restated Advisory Agreement), we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2022, the amount of income-based fee incurred was zero and $4.8 million, respectively, as compared to $3.5 million and $6.2 million, respectively, for the three and six months ended June 30, 2021. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). During the three months ended June 30, 2022, the incentive fee was zero due to the the Incentive Fee Cap. The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fee that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap.

General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three and six months ended June 30, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.9 million and $1.8 million, respectively. For the three and six months ended June 30, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.5 million and $1.0 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board fees, D&O insurance costs, as well as legal, valuation and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$(6,701)	$553	$(6,951)	$3,444
Affiliate investments	—	—	101	(77)
Control investments	(813)	—	(813)	—
Net realized gains (losses) on investments	(7,514)	553	(7,663)	3,367
Foreign currency transactions	(2,709)	(210)	(4,002)	(1,185)
Net realized gains (losses)	$(10,223)	$343	$(11,665)	$2,182
During the three months ended June 30, 2022, we recognized net realized losses totaling $10.2 million, which consisted primarily of a net loss on our loan portfolio of $6.7 million, a $0.8 million loss on the exchange of a debt investment in one portfolio company for equity, and a net loss on foreign currency transactions of $2.7 million. During the six months ended June 30, 2022, we recognized net realized losses totaling $11.7 million, which consisted primarily a net loss on our loan portfolio of $6.9 million, a $0.8 million loss on the exchange of a debt investment in one portfolio company for equity, and a net loss on foreign currency transactions of $4.0 million.
During the three months ended June 30, 2021, we recognized net realized gains totaling $0.3 million, which consisted primarily of a net gain on our loan portfolio of $0.6 million partially offset by a net loss on foreign currency transactions of $0.2 million. During the six months ended June 30, 2021, we recognized net realized gains totaling $2.2 million, which consisted primarily of a net gain on our loan portfolio of $3.4 million partially offset by a net loss on foreign currency transactions of $1.2 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(65,428)	$4,304	$(94,016)	$9,661
Affiliate investments	(13,435)	7,087	(440)	9,532
Control investments	17,050	1,368	31,696	(2,602)
Net unrealized appreciation (depreciation) on investments	(61,813)	12,759	(62,760)	16,591
Credit support agreements	(13,361)	2,300	(13,760)	700
Foreign currency transactions	30,520	(650)	35,332	3,392
Net unrealized appreciation (depreciation)	$(44,654)	$14,409	$(41,188)	$20,683

During the three months ended June 30, 2022, we recorded net unrealized depreciation totaling $44.7 million, consisting of net unrealized depreciation on our current portfolio of $62.7 million, unrealized depreciation of $5.7 million on the MVC credit support agreement with Barings, unrealized depreciation of $7.7 million on the Sierra credit support agreement with Barings, net of unrealized appreciation reclassification adjustments of $0.9 million related to the net realized gains on the sales / repayments of certain investments and net unrealized appreciation related to foreign currency transactions of $30.5 million. The net unrealized depreciation on our current portfolio of $62.7 million was driven primarily by credit or fundamental performance of investments of $5.8 million, the impact of foreign currency exchange rates on investments of $24.5 million and broad market moves for investments of $32.4 million.
During the six months ended June 30, 2022, we recorded net unrealized depreciation totaling $41.2 million, consisting of net unrealized depreciation on our current portfolio of $62.6 million, net unrealized depreciation of $6.1 million on the MVC credit support agreement with Barings, net unrealized depreciation of $7.7 million on the Sierra credit support agreement with Barings and unrealized depreciation reclassification adjustments of $0.1 million related to the net realized gains on the sales / repayments of certain investments, net of unrealized appreciation related to foreign currency transactions of $35.3 million. The net unrealized depreciation on our current portfolio of $62.6 million was driven primarily by the impact of foreign currency exchange rates on investments of $29.2 million and broad market moves for investments of $55.4 million, partially offset by credit or fundamental performance of investments of $22.0 million.
During the three months ended June 30, 2021, we recorded net unrealized appreciation totaling $14.4 million, consisting of net unrealized appreciation on our current portfolio of $12.1 million, unrealized appreciation of $2.3 million on the credit support agreement with Barings and unrealized appreciation reclassification adjustments of $0.7 million related to the net realized gains on the sales / repayments of certain investments, net of unrealized depreciation related to foreign currency transactions of $0.6 million. The net unrealized appreciation on the current portfolio of $12.1 million was driven primarily by broad market moves for investments of $7.8 million and the credit or fundamental performance of investments of $5.1 million, partially offset by the impact of foreign currency exchange rates on investments of $0.8 million.
During the six months ended June 30, 2021, we recorded net unrealized appreciation totaling $20.7 million, consisting of net unrealized appreciation on our current portfolio of $18.5 million, unrealized appreciation related to foreign currency transactions of $3.4 million and unrealized appreciation of $0.7 million on the credit support agreement with Barings, net of unrealized depreciation reclassification adjustments of $1.9 million related to the net realized gains on the sales / repayments of certain investments. The net unrealized appreciation on the current portfolio of $18.5 million was driven primarily by broad market moves for investments of $21.7 million and the credit or fundamental performance of investments of $2.0 million, partially offset by the impact of foreign currency exchange rates on investments of $5.2 million.
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
Cash Flows
For the six months ended June 30, 2022, we experienced a net increase in cash in the amount of $113.5 million. During that period, our operating activities used $12.7 million in cash, consisting primarily of purchases of portfolio investments of $708.7 million, partially offset by net cash acquired from the acquisition of Sierra of $101.9 million and proceeds from sales or repayments of portfolio investments totaling $603.2 million. In addition, our financing activities provided net cash of $126.2 million, consisting of net borrowings under the February 2019 Credit Facility (as defined below under “Financing Transactions”) of $184.7 million, partially offset by dividends paid in the amount of $41.5 million and share repurchases of $15.1 million. As of June 30, 2022, we had $197.8 million of cash and foreign currencies on hand.
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
As of June 30, 2022, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $537.5 million outstanding under the February 2019 Credit Facility with an interest rate of 3.198% (one month SOFR of 1.098%), borrowings denominated in Swedish kronas of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 2.250% (one month STIBOR of 0.250%), borrowings denominated in British pounds sterling of £77.6 million ($94.2 million U.S. dollars) with an interest rate of 2.972% (one month SONIA of 0.972%), borrowings denominated in Australian dollars of A$53.1 million ($36.5 million U.S. dollars) with an interest rate of 2.780% (one month AUD Screen Rate of 0.780%) and borrowings denominated in Euros of €138.6 million ($144.9 million U.S. dollars) with an interest rate of 2.000% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2022, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $814.4 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.

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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of June 30, 2022, we were in compliance with all covenants under the August 2020 NPA.
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
As of June 30, 2022, the fair value of the outstanding August 2025 Notes was $47.5 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2022, we were in compliance with all covenants under the November 2020 NPA.
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
As of June 30, 2022, the fair value of the outstanding Series B Notes and the Series C Notes was $58.4 million and $101.7 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2022, we were in compliance with all covenants under the February 2021 NPA.
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
As of June 30, 2022, the fair value of the outstanding Series D Notes and the Series E Notes was $71.6 million and $60.2 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of June 30, 2022, the fair value of the outstanding November 2026 Notes was $298.9 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Share Repurchases
In connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. The MVC repurchase program terminated on May 6, 2022. During the six months ended June 30, 2022, we repurchased a total of 207,677 shares of common stock in the open market under the authorized program at an average price of $10.14 per share, including broker commissions.
In connection with the completion of the acquisition of Sierra, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing on April 1, 2022 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with our covenant and regulatory requirements. During the six months ended June 30, 2022, we repurchased a total of 1,309,442 shares of common stock in the open market under the authorized program at an average price of $9.93 per share, including broker commissions.
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
Recent Developments
Subsequent to June 30, 2022, we made approximately $215.4 million of new commitments, of which $171.5 million closed and funded. The $171.5 million of investments consists of $159.9 million of first lien senior secured debt investments, $10.6 million of second lien senior secured and subordinated debt investments and $1.0 million of equity investments. The weighted average yield of the debt investments was 8.2%. In addition, we funded $11.6 million of previously committed delayed draw term loans.
On August 9, 2022, the Board declared a quarterly distribution of $0.24 per share payable on September 14, 2022 to holders of record as of September 7, 2022.
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
As of June 30, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 191% of our total net assets, as compared to approximately 243% of our total net assets as of December 31, 2021.
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

Fee income for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,489	$1,164	$2,816	$2,242
Management, valuation and other fees	633	547	47	1,129
Total Recurring Fee Income	2,122	1,711	2,863	3,371
Non-Recurring Fee Income:
Prepayment fees	133	—	133	49
Acceleration of unamortized loan origination fees	2,301	868	2,497	1,271
Advisory, loan amendment and other fees	516	(11)	775	10
Total Non-Recurring Fee Income	2,950	857	3,405	1,330
Total Fee Income	$5,072	$2,568	$6,268	$4,701
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2022 and December 31, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
1888 Industrial Services, LLC(1)(2)	Revolver	$189	$—
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	—	1,179
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	—	110
Accurus Aerospace Corporation(1)(2)	Revolver	2,305	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	11	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	1,448	1,448
Amtech Software(1)	Delayed Draw Term Loan	1,527	2,727

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Amtech Software(1)	Revolver	682	682
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	917	6,207
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	359	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	451	503
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	2,821	3,147
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	885	2,571
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,314	3,497
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	961	962
Azalea Buyer, Inc.(1)(2)	Revolver	423	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	1,986	2,161
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	378
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	417	—
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	197	432
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	132	144
BrightSign LLC(1)(2)	Revolver	1,329	1,329
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	613
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	116	167
Centralis Finco S.a.r.l.(1)(2)(3)	Acquisition Facility	424	461
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,976	2,149
CGI Parent, LLC(1)	Revolver	1,653	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	267	393
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	1,311	1,311
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	3,576	3,576
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	—	6,018
Comply365, LLC(1)(2)	Revolver	1,100	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	821	894
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	378	5,420
CSL Dualcom(1)(2)(4)	Acquisition Term Loan	895	998
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	—	2,431
DecksDirect, LLC(1)(2)	Revolver	153	218
DreamStart Bidco SAS(1)(2)(3)	Acquisition Facility	567	617
Dune Group(1)(3)	Delayed Draw Term Loan	611	665
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	692	692
Eclipse Business Capital, LLC(1)	Revolver	6,545	11,818
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	10,441	12,458
EMI Porta Holdco LLC(1)	Revolver	2,005	2,966
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	257	583
eShipping, LLC(1)	Delayed Draw Term Loan	1,650	2,548
eShipping, LLC(1)	Revolver	1,486	1,232
Events Software BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	440	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Delayed Draw Term Loan	274	405
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180	180
Finexvet(1)(2)(3)	Acquisition Facility	230	—

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	773	—
FragilePak LLC(1)	Delayed Draw Term Loan	2,354	2,354
GPZN II GmbH(1)(2)(3)	CAF Term Loan	549	—
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	267	657
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	913	1,563
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	1,217
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,236	1,825
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,331	2,535
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	711	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jocassee Partners LLC	Joint Venture	65,000	20,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,416	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	2,830	153
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	153	4,544
Kemmerer Operations LLC(1)	Delayed Draw Term Loan	908	—
LAF International(1)(2)(3)	Acquisition Facility	167	341
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	941
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,730	1,881
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	354	—
LeadsOnline, LLC(1)	Revolver	2,256	—
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,333	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	34	82
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	372	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	149	162
Marshall Excelsior Co.(1)(2)	Revolver	689	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	817	817
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	982	1,038
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	598	2,617
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,311	1,311
Navia Benefit Solutions, Inc.(1)(2)	Delayed Draw Term Loan	1,261	1,261
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	103
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	447	541
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	809	—
OA Buyer, Inc.(1)(2)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	294	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	—	686
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	817
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,289	4,357
OSP Hamilton Purchaser, LLC(1)	Revolver	131	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	1,283
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	289
PDQ.Com Corporation(1)	Delayed Draw Term Loan	7,753	10,948
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class A	73	—

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class B	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class C	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class D	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class E	3,709	—
Polara Enterprises, L.L.C.(1)	Revolver	474	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	6,944
Premium Invest(1)(2)(3)	Acquisition Facility	1,777	1,933
ProfitOptics, LLC(1)	Revolver	484	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	776	844
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	712
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Acquisition Term Loan	—	373
RA Outdoors, LLC(1)(2)	Revolver	1,235	—
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	929	1,455
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	606	1,061
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	141	153
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	7,482	—
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Revolver	1,009	—
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	2,223	—
Security Holdings B.V.(1)(3)	Delayed Draw Term Loan	2,091	2,274
Security Holdings B.V.(1)(3)	Revolver	1,045	1,137
Sereni Capital NV(1)(2)(3)	Revolver	53	—
Sereni Capital NV(1)(2)(3)	Term Loan	376	—
Smartling, Inc.(1)	Delayed Draw Term Loan	1,978	2,353
Smartling, Inc.(1)	Revolver	1,176	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	185	655
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	—	2,373
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	4,709	5,251
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)	Revolver	448	569
Syntax Systems Ltd(1)	Delayed Draw Term Loan	1,933	1,933
Tank Holding Corp(1)	Revolver	509	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	—	1,621
Techone B.V.(1)(2)(3)	Revolver	219	432
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	886	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	2,345	2,773
TPC Group, Inc.(1)(2)	Revolver	34,322	—
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	—	1,857
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	—	4,540
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	—	2,070
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	2,130	—
Union Bidco Limited(1)(4)	Acquisition Facility	151	—

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,588	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,820	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	423	—
Waccamaw River, LLC(2)	Joint Venture	2,480	11,280
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	2,622	3,832
Woodland Foods, Inc.(1)	Revolver	1,465	2,070
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	5,986	—
ZB Holdco LLC(1)	Revolver	845	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,541	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	534	—
Total unused commitments to extend financing		$279,328	$234,658
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of June 30, 2022 and December 31, 2021, we had guaranteed €9.9 million ($10.3 million U.S. dollars and $11.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2022, we were not a party to any interest rate hedging arrangements.

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
The U.S. Federal Reserve is currently embarking on an aggressive campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases is to slow economic growth and reduce price pressure. There is a significant chance that this central bank tightening cycle could force the U.S. into a recession, as which point interest rates and base rates would likely decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of June 30, 2022, approximately $1,921.4 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $38.4 million on an annual basis.
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 1.25% (or 1.00% for so long as we maintain an investment grade credit rating) or (ii) the term Secured Overnight Financing Rate (“SOFR”) plus 2.25% (or 2.00% for so long as we maintain an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months or 0.25% for borrowings with an interest period of six months. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%. For borrowings denominated in certain foreign currencies other than Australian dollars, the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating) or for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if we no longer maintain an investment grade credit rating). A hypothetical 200 basis point increase or decrease in the interest rates on the February 2019 Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $16.3 million on an annual basis (based on the amount of outstanding borrowings under the February 2019 Credit Facility as of June 30, 2022). We pay a commitment fee of (x) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (y) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments.

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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of June 30, 2022, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 2.250%, borrowings denominated in British pounds sterling of £77.6 million ($94.2 million U.S. dollars) with an interest rate of 2.972%, borrowings denominated in Australian dollars of A$53.1 million ($36.5 million U.S. dollars) with an interest rate of 2.780% and borrowings denominated in Euros of €138.6 million ($144.9 million U.S. dollars) with an interest rate of 2.000%.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2022, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 94,797 shares of our common stock for an aggregate of $893,867 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on May 5, 2022.

In connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. The MVC repurchase program terminated on May 6, 2022. During the three months ended June 30, 2022, we did not purchase any shares of our common stock in the open market under the authorized program.
In connection with the completion of the acquisition of Sierra, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing on April 1, 2022 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with our covenant and regulatory requirements. During the three months ended June 30, 2022, we repurchased a total of 1,309,442 shares of our common stock in the open market under the authorized program at an average price of $9.93 per share, including broker commissions.
The following chart summarizes repurchases of our common stock for the three months ended June 30, 2022:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
April 1 through April 30, 2022	—		$—	—	$42,867
May 1 through May 31, 2022	462,201		$10.16	462,201	$25,304
June 1 through June 30, 2022	942,038	(1)	$9.77	847,241	$17,026	(3)
(1)     Includes 94,797 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.
(3)     Subsequent to period-end, through August 9, 2022, we repurchased an additional 558,101 shares of our common stock pursuant to the share repurchase plan at an average price of $9.51 per share, including broker commissions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Appointment of Certain Officers
On August 9, 2022, the Board, upon recommendation from its Nominating and Corporate Governance Committee, appointed Jonathan Bock (currently, the Chief Financial Officer of the Company) to serve as Chief Executive Officer of the Company, Eric Lloyd (currently, the Chief Executive Officer of the Company) to serve as Executive Chairman of the Company, Jonathan Landsberg (currently, the Treasurer of the Company) to serve as Chief Financial Officer of the Company, and Elizabeth Murray (currently, the Principal Accounting Officer of the Company) to serve as Chief Operating Officer and Chief Accounting Officer of the Company. The individuals that currently serve in such positions will continue to serve until all such appointments become effective on September 1, 2022.

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

10.1
Incremental Commitment and Assumption Agreement, dated as of April 1, 2022, made by the Incremental Lender party thereto, relating to the Senior Secured Revolving Credit Agreement, dated as of February 21, 2019, among Barings BDC, Inc., as borrower, the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, as administrative agent (Filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2022 with the Securities and Exchange Commission on May 5, 2022 and incorporated herein by reference).

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

BARINGS BDC, INC.

Date:	August 9, 2022	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	/s/ Jonathan Bock
Jonathan Bock
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2022	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer