Form 10-Q
period 2022-09-30
Barings BDC, Inc.
filed 2022-11-10
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 10, 2022 was 108,831,838.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,044,152 and $1,494,031 as of September 30, 2022 and December 31, 2021, respectively)	$1,915,108	$1,490,113
Affiliate investments (cost of $285,590 and $267,967 as of September 30, 2022 and December 31, 2021, respectively)	300,258	288,069
Control investments (cost of $101,162 and $25,826 as of September 30, 2022 and December 31, 2021, respectively)	117,126	22,412
Total investments at fair value	2,332,492	1,800,594
Cash	96,655	49,987
Foreign currencies (cost of $42,079 and $34,069 as of September 30, 2022 and December 31, 2021, respectively)	40,668	34,266
Interest and fees receivable	60,114	33,645
Prepaid expenses and other assets	1,191	3,356
Credit support agreements (cost of $58,000 and $13,600 as of September 30, 2022 and December 31, 2021, respectively)	49,480	15,400
Derivative asset	15,905	941
Deferred financing fees	3,603	2,985
Receivable from unsettled transactions	46,880	219,732
Total assets	$2,646,988	$2,160,906
Liabilities:
Accounts payable and accrued liabilities	$8,986	$2,341
Interest payable	9,719	5,704
Administrative fees payable	895	750
Base management fees payable	8,267	5,422
Incentive management fees payable	1,825	4,067
Derivative liability	886	1,160
Payable from unsettled transactions	18,768	26,786
Borrowings under credit facilities	650,989	655,189
Notes payable (net of deferred financing fees)	718,592	717,556
Total liabilities	1,418,927	1,418,975
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 108,882,105 and 65,316,085 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	109	65
Additional paid-in capital	1,575,568	1,027,687
Total distributable earnings (loss)	(347,616)	(285,821)
Total net assets	1,228,061	741,931
Total liabilities and net assets	$2,646,988	$2,160,906
Net asset value per share	$11.28	$11.36
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$39,994	$24,315	$111,628	$76,009
Affiliate investments	278	196	861	305
Control investments	367	110	1,003	325
Short-term investments	—	2	—	16
Total interest income	40,639	24,623	113,492	76,655
Dividend income:
Non-Control / Non-Affiliate investments	1,113	65	1,299	98
Affiliate investments	6,792	2,802	21,545	3,235
Total dividend income	7,905	2,867	22,844	3,333
Fee and other income:
Non-Control / Non-Affiliate investments	4,249	4,310	11,396	8,695
Affiliate investments	29	15	68	16
Control investments	43	163	(875)	479
Total fee and other income	4,321	4,488	10,589	9,190
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,757	2,695	7,115	8,801
Affiliate investments	224	311	361	750
Control investments	286	—	1,064	—
Total payment-in-kind interest income	3,267	3,006	8,540	9,551
Interest income from cash	174	—	191	1
Total investment income	56,306	34,984	155,656	98,730
Operating expenses:
Interest and other financing fees	15,341	8,103	40,170	23,382
Base management fee (Note 2)	8,267	5,274	21,520	14,094
Incentive management fees (Note 2)	1,825	4,443	6,579	10,675
General and administrative expenses (Note 2)	2,961	2,281	8,686	6,783
Total operating expenses	28,394	20,101	76,955	54,934
Net investment income before taxes	27,912	14,883	78,701	43,796
Income taxes, including excise tax expense	—	26	6	7
Net investment income after taxes	27,912	14,857	78,695	43,789

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(8,257)	950	(15,208)	4,394
Affiliate investments	—	(24)	101	(101)
Control investments	(773)	—	(1,587)	—
Net realized gains (losses) on investments	(9,030)	926	(16,694)	4,293
Distributions of realized gains by investment companies	6,181	—	6,181	—
Foreign currency transactions	10,711	(4,688)	6,710	(5,873)
Net realized gains (losses)	7,862	(3,762)	(3,803)	(1,580)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(29,481)	(8,354)	(123,498)	1,308
Affiliate investments	(320)	(323)	(759)	9,209
Control investments	(16,991)	1,115	14,704	(1,487)
Net unrealized appreciation (depreciation) on investments	(46,792)	(7,562)	(109,553)	9,030
Credit support agreements	3,440	—	(10,320)	700
Foreign currency transactions	17,231	10,877	52,563	14,269
Net unrealized appreciation (depreciation)	(26,121)	3,315	(67,310)	23,999
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions	(18,259)	(447)	(71,113)	22,419
Benefit from (Provision for) income taxes	240	—	(1,650)	(1)
Net increase (decrease) in net assets resulting from operations	$9,893	$14,410	$5,932	$66,207
Net investment income per share—basic and diluted	$0.26	$0.23	$0.78	$0.67
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.09	$0.22	$0.06	$1.01
Dividends/distributions per share:
Total dividends/distributions per share	$0.24	$0.21	$0.71	$0.60
Weighted average shares outstanding—basic and diluted	109,272,489	65,316,085	100,993,581	65,316,085
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2021	Number of Shares	Par Value
Balance, June 30, 2021	65,316,085	$65	$1,027,707	$(283,645)	$744,127
Net investment income	—	—	—	14,857	14,857
Net realized loss on investments / foreign currency transactions	—	—	—	(3,762)	(3,762)
Net unrealized appreciation of investments / CSA / foreign currency transactions	—	—	—	3,315	3,315
Dividends / distributions	—	—	—	(13,716)	(13,716)
Balance, September 30, 2021	65,316,085	$65	$1,027,707	$(282,951)	$744,821

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2022	Number of Shares	Par Value
Balance, June 30, 2022	109,785,892	$110	$1,584,076	$(331,311)	$1,252,875
Net investment income	—	—	—	27,912	27,912
Net realized gain on investments / foreign currency transactions	—	—	—	7,862	7,862
Net unrealized depreciation of investments / CSAs / foreign currency transactions	—	—	—	(26,121)	(26,121)
Benefit from taxes	—	—	—	240	240
Dividends / distributions	—	—	—	(26,198)	(26,198)
Purchases of shares in repurchase plan	(903,787)	(1)	(8,508)	—	(8,509)
Balance, September 30, 2022	108,882,105	$109	$1,575,568	$(347,616)	$1,228,061

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2021	Number of Shares	Par Value
Balance, December 31, 2020	65,316,085	$65	$1,027,707	$(309,968)	$717,804
Net investment income	—	—	—	43,789	43,789
Net realized loss on investments / foreign currency transactions	—	—	—	(1,580)	(1,580)
Net unrealized appreciation of investments / CSA / foreign currency transactions	—	—	—	23,999	23,999
Provision for taxes	—	—	—	(1)	(1)
Dividends / distributions	—	—	—	(39,190)	(39,190)
Balance, September 30, 2021	65,316,085	$65	$1,027,707	$(282,951)	$744,821

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2022	Number of Shares	Par Value
Balance, December 31, 2021	65,316,085	$65	$1,027,687	$(285,821)	$741,931
Net investment income	—	—	—	78,695	78,695
Net realized loss on investments / foreign currency transactions	—	—	—	(3,803)	(3,803)
Net unrealized depreciation of investments / CSAs / foreign currency transactions	—	—	—	(67,310)	(67,310)
Provision for taxes	—	—	—	(1,650)	(1,650)
Dividends / distributions	—	—		(67,727)	(67,727)
Deemed contribution - CSA (See Note 2)	—	—	44,400	—	44,400
Deemed contribution - from Adviser (See Note 9)	—	—	27,729	—	27,729
Public offering of common stock	45,986,926	46	499,372	—	499,418
Purchases of shares in repurchase plan	(2,420,906)	(2)	(23,620)	—	(23,622)
Balance, September 30, 2022	108,882,105	$109	$1,575,568	$(347,616)	$1,228,061

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,932	$66,207
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(938,653)	(816,807)
Net cash acquired from mergers (cash consideration paid) (See Note 9)	101,896	—
Transaction costs from mergers (See Note 9)	(8,004)	—
Repayments received/sales of portfolio investments	900,343	648,320
Purchases of short-term investments	—	(297,560)
Sales of short-term investments	—	313,118
Loan origination and other fees received	15,963	13,694
Net realized (gain) loss on investments	10,513	(4,293)
Net realized (gain) loss on foreign currency transactions	(6,710)	5,873
Net unrealized (appreciation) depreciation on investments	109,553	(9,030)
Net unrealized (appreciation) depreciation of CSAs	10,320	(700)
Net unrealized appreciation on foreign currency transactions	(52,563)	(14,269)
Payment-in-kind interest and dividends	(8,008)	(9,350)
Amortization of deferred financing fees	2,275	1,087
Accretion of loan origination and other fees	(8,579)	(6,587)
Amortization / accretion of purchased loan premium / discount	(1,556)	(4,250)
Payments for derivative contracts	(5,000)	(2,172)
Proceeds from derivative contracts	15,468	1,345
Changes in operating assets and liabilities:
Interest and fees receivables	(36,252)	(5,701)
Prepaid expenses and other assets	(3,325)	51
Accounts payable and accrued liabilities	2,047	3,044
Interest payable	4,021	2,107
Net cash provided by (used in) operating activities	109,681	(115,873)
Cash flows from financing activities:
Borrowings under credit facilities	184,657	135,732
Repayments of credit facilities	(148,061)	(181,580)
Proceeds from notes	—	150,000
Financing fees paid	(1,857)	(191)
Purchases of shares in repurchase plan	(23,623)	—
Cash dividends / distributions paid	(67,727)	(39,190)
Net cash provided by (used in) financing activities	(56,611)	64,771
Net increase (decrease) in cash and foreign currencies	53,070	(51,102)
Cash and foreign currencies, beginning of period	84,253	92,487
Cash and foreign currencies, end of period	$137,323	$41,385
Supplemental Information:
Cash paid for interest	$33,035	$19,660
Supplemental non-cash information
Acquisitions (See Note 9):
Fair value of Sierra net assets acquired, net of cash	$(435,811)	$—
Transaction Costs	2,556	—
Common stock issued in acquisition of Sierra net assets	499,418	—
Credit support agreement (See Note 2)	(44,400)	—
Deemed contribution - from Adviser	27,729	—
Deemed contributions - CSA	44,400	—
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.2% Cash	7/19	7/25	$16,296	$16,096	$16,296	1.3%	(7)(8)(17)
						16,296	16,096	16,296

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	1/22	N/A		5,000	5,302	0.4%	(7)(34)
							5,000	5,302

Accelerate Learning, Inc.	Education Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.8% Cash	12/18	12/24	7,568	7,505	7,467	0.6%	(7)(8)(10)
						7,568	7,505	7,467

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	8/21	7/27	2,500	2,441	2,425	0.2%	(3)(7)(8)(11)
						2,500	2,441	2,425

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.7% Cash	4/22	3/28	12,308	12,135	12,153	1.0%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 7.7% Cash	4/22	3/28	—	(32)	(29)	—%	(7)(8)(10)
		Common Stock (437,623.30 shares)	N/A	4/22	N/A		438	440	—%	(7)(34)
						12,308	12,541	12,564

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	3/22	10/26	7,083	7,703	6,899	0.6%	(3)(7)(8)(14)
						7,083	7,703	6,899

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 10.9% Cash	8/21	10/25	5,500	5,160	4,620	0.4%	(3)(7)(8)(10)
						5,500	5,160	4,620

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	791	0.1%	(7)(34)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	204	—%	(7)(34)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	—	—%	(7)(34)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	—	—%	(7)(34)
							363	995

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	9/20	10/25	5,505	5,505	5,395	0.4%
						5,505	5,505	5,395

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	6/21	7/27	12,907	12,692	12,714	1.0%	(7)(8)(10)
						12,907	12,692	12,714

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 11.2% Cash	4/21	4/29	6,460	6,335	6,350	0.5%	(7)(8)(10)
		Partnership Units (348.68 units)	N/A	4/21	N/A		349	787	0.1%	(7)(34)
						6,460	6,684	7,137

Alpine SG, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.5% Cash	2/22	11/27	23,229	22,765	22,765	1.8%	(7)(8)(15)(33)
						23,229	22,765	22,765

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 11.7% Cash	5/21	5/29	18,157	17,679	16,704	1.3%	(7)(8)(9)
						18,157	17,679	16,704

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	9/22	9/28	$4,439	$4,451	$4,443	0.4%	(3)(7)
		Class B Common Stock (93,165,208 shares)	N/A	9/22	N/A		1,040	1,040	0.1%	(3)(7)(34)
		Warrants (380,385 units)	N/A	9/22	N/A		4	—	—%	(3)(7)(34)
						4,439	5,495	5,483

AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 12.95%	2/22	4/31	7,222	4,469	3,482	0.3%	(3)(33)
						7,222	4,469	3,482

AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 12.56%	2/22	10/31	2,000	1,872	1,552	0.1%	(3)(33)
						2,000	1,872	1,552

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.1% Cash	11/21	11/27	2,274	2,208	2,221	0.2%	(7)(8)(9)
		Revolver	LIBOR + 5.50%, 8.0% Cash	11/21	11/27	136	125	127	—%	(7)(8)(9)
						2,410	2,333	2,348

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note	10.0% Cash, 5.0% PIK	8/20	8/25	15,124	14,338	15,275	1.2%
						15,124	14,338	15,275

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	11/28	2,184	2,363	2,135	0.2%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	12/28	678	789	662	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	4/22	10/28	5,272	5,717	5,134	0.4%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.8% Cash	6/22	10/28	1,019	1,019	996	0.1%	(3)(7)(8)(10)
		Revolver	EURIBOR + 6.50%, 6.5% Cash	4/22	10/23	—	(7)	(8)	—%	(3)(7)(8)(13)
						9,153	9,881	8,919

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 10.4% Cash	2/19	2/25	13,424	13,291	11,437	0.9%	(7)(8)(9)
						13,424	13,291	11,437

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.1% Cash	7/22	7/29	1,763	1,773	1,701	0.1%	(3)(7)(8)(13)
						1,763	1,773	1,701

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	1/20	1/27	1,627	1,874	1,627	0.1%	(3)(7)(8)(19)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	1/20	7/27	243	280	243	—%	(3)(7)
						1,870	2,154	1,870

Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 22.80%	2/22	10/30	18,358	7,000	6,498	0.5%	(3)(33)
						18,358	7,000	6,498

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 9.9% Cash	4/22	3/30	1,995	2,278	1,962	0.2%	(3)(7)(8)(21)
						1,995	2,278	1,962

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 7.0% Cash	9/21	9/27	4,667	5,462	4,560	0.4%	(3)(7)(8)(13)
		Preferred Stock (13 shares)	N/A	9/21	N/A		120	101	—%	(3)(7)(34)
		Common Stock (48 shares)	N/A	9/21	N/A		12	13	—%	(3)(7)(34)
						4,667	5,594	4,674

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.2% Cash	2/21	3/28	$3,216	$3,883	$3,142	0.3%	(3)(7)(8)(20)
						3,216	3,883	3,142

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 10.6% Cash	3/21	3/29	20,000	19,550	19,730	1.6%	(7)(8)(10)
						20,000	19,550	19,730

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 6.9% Cash	12/21	12/28	4,979	5,801	4,871	0.4%	(3)(7)(8)(20)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 6.9% Cash	12/21	12/24	—	(69)	(56)	—%	(3)(7)(8)(20)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	1,314	1,527	1,285	0.1%	(3)(7)(8)(20)
						6,293	7,259	6,100

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	7/22	7/29	2,821	2,790	2,707	0.2%	(3)(7)(8)(13)
						2,821	2,790	2,707

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	4/19	4/26	9,201	9,198	9,133	0.7%	(7)(8)(10)
						9,201	9,198	9,133

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.5% Cash	10/20	10/27	5,780	6,468	5,635	0.5%	(3)(7)(8)(14)
						5,780	6,468	5,635

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	7/22	7/29	130	126	126	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 7.9% Cash	7/22	7/29	1,484	1,512	1,418	0.1%	(3)(7)(8)(19)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	7/22	7/29	1,456	1,502	1,416	0.1%	(3)(7)(8)(13)
		Subordinated Term Loan	10.5% PIK	7/22	7/29	454	469	442	—%	(3)(7)
		Preferred Stock (41,560 shares)	10.0% PIK	7/22	N/A		49	46	—%	(3)(7)
		Equity Loan Notes (41,560 units)	10.0% PIK	7/22	N/A		49	46	—%	(3)(7)
		Common Stock (464 shares)	N/A	7/22	N/A		1	1	—%	(3)(7)(34)
						3,524	3,708	3,495

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.6% Cash	6/19	6/24	3,986	3,944	3,938	0.3%	(7)(8)(9)
						3,986	3,944	3,938

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.0% Cash	7/22	7/27	21,815	21,460	21,447	1.7%	(7)(8)(15)
		Class A Units (25,718.20 units)	N/A	7/22	N/A		539	539	—%	(7)(34)
						21,815	21,999	21,986

ASPEQ Heating Group LLC	Building Products, Air & Heating	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.4% Cash	11/19	11/25	8,367	8,297	8,363	0.7%	(7)(8)(9)
						8,367	8,297	8,363

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 8.2% Cash	11/21	11/28	1,821	2,101	1,753	0.1%	(3)(7)(8)(19)
						1,821	2,101	1,753

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 9.1% Cash	12/19	12/26	1,372	1,525	1,210	0.1%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SONIA + 7.25%, 9.4% Cash	4/21	12/26	748	900	660	0.1%	(3)(7)(8)(19)
						2,120	2,425	1,870

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.1% Cash	11/21	11/27	2,270	2,413	2,195	0.2%	(3)(7)(8)(23)
						2,270	2,413	2,195

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Aviation Technical Services, Inc.	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 2.00%, 5.1% Cash, 6.5% PIK	2/22	3/25	$28,044	$26,701	$27,202	2.2%	(7)(8)(9)(33)
						28,044	26,701	27,202

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 6.4% Cash, 0.3% PIK	8/18	3/25	4,838	4,479	4,223	0.3%	(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.6% Cash, 1.0% PIK	8/18	10/26	748	701	660	0.1%	(8)(10)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	5,942	5,845	6,012	0.5%
						11,528	11,025	10,895

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	11/21	11/27	4,571	4,474	4,483	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.25%, 8.9% Cash	11/21	11/27	—	(8)	(8)	—%	(7)(8)(10)
		Subordinated Term Loan	12.0% PIK	11/21	5/28	1,349	1,326	1,329	0.1%	(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	143	—%	(7)(34)
						5,920	5,984	5,947

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.7% Cash	11/21	11/28	5,584	6,257	5,439	0.4%	(3)(7)(8)(13)
						5,584	6,257	5,439

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.2% Cash	7/19	7/26	995	1,161	995	0.1%	(3)(7)(8)(25)
						995	1,161	995

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.2% Cash	10/21	10/27	2,560	2,498	2,493	0.2%	(7)(8)(10)
						2,560	2,498	2,493

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.45%, 6.5% Cash	2/21	2/28	6,858	8,082	6,659	0.5%	(3)(7)(8)(14)
						6,858	8,082	6,659

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR +5.50%, 8.7% Cash	1/21	1/28	2,532	2,474	2,491	0.2%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.7% Cash	1/21	1/28	749	892	737	0.1%	(3)(7)(8)(19)
						3,281	3,366	3,228

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	8/21	8/27	1,899	1,818	1,823	0.1%	(7)(8)(10)
						1,899	1,818	1,823

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	7/22	9/27	27,200	27,200	28,295	2.3%
		Preferred Stock- Series C (14,618 shares)	7.0% PIK	7/22	N/A		13,938	13,938	1.1%	(7)
						27,200	41,138	42,233

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	8/21	1/28	5,000	5,000	4,687	0.4%	(7)
						5,000	5,000	4,687

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 5.1% Cash	10/21	10/28	1,839	2,110	1,806	0.1%	(3)(7)(8)(13)
						1,839	2,110	1,806

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.1% Cash	10/21	10/27	4,780	4,739	4,747	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.50%, 9.1% Cash	10/21	10/27	—	(11)	(9)	—%	(7)(8)(10)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	1,246	0.1%	(7)(34)
						4,780	5,835	5,984

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	$729	$729	$741	0.1%
						729	729	741

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 9.2% Cash	12/20	12/27	12,800	15,120	12,452	1.0%	(3)(7)(8)(18)
						12,800	15,120	12,452

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	LIBOR + 4.00%, 7.1% Cash	2/22	12/28	2,839	2,819	2,612	0.2%	(7)(8)(9)(33)
						2,839	2,819	2,612

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	10/18	10/24	6,281	6,248	6,281	0.5%	(7)(8)(10)
						6,281	6,248	6,281

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.2% Cash	7/22	7/30	4,545	4,366	4,364	0.4%	(7)(8)(15)
		LP Units (455 units)	N/A	7/22	N/A		455	410	—%	(7)(34)
						4,545	4,821	4,774

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 10.7% Cash	6/22	6/26	9,089	9,384	8,756	0.7%	(7)(8)(13)
						9,089	9,384	8,756

Cadent, LLC (f/k/a Cross MediaWorks)	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 10.2% Cash	9/18	9/25	6,751	6,737	6,549	0.5%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.0% Cash	7/22	9/25	11,424	11,143	11,082	0.9%	(7)(8)(10)
						18,175	17,880	17,631

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	12/21	12/28	5,022	4,930	4,921	0.4%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.7% Cash	7/22	12/28	1,380	1,354	1,353	0.1%	(7)(8)(10)
		Revolver	LIBOR + 6.25%, 9.9% Cash	12/21	12/28	—	(17)	(19)	—%	(7)(8)(10)
						6,402	6,267	6,255

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 7.00%, 9.7% Cash, 0.50% PIK	6/21	3/26	1,537	1,730	1,476	0.1%	(3)(7)(8)(24)
		Class A Equity (500,000 units)	N/A	5/22	N/A		389	364	—%	(3)(7)(34)
		Class C - Warrants (74,712.64 units)	N/A	5/22	N/A		—	—	—%	(3)(7)(34)
						1,537	2,119	1,840

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 10.1% Cash	4/22	4/27	4,318	4,258	4,263	0.3%	(3)(7)(8)(16)
		LLC Units (681,818 units)	N/A	4/22	N/A		682	658	0.1%	(3)(7)(34)
						4,318	4,940	4,921

Carlson Travel, Inc	Business Travel Management	First Lien Senior Secured Note	8.5% Cash	11/21	11/26	6,050	5,703	5,203	0.4%
		Common Stock (94,155 shares)	N/A	11/21	N/A		4,194	1,866	0.2%	(34)
						6,050	9,897	7,069

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.6% Cash	5/20	4/27	1,890	1,916	1,805	0.1%	(3)(7)(8)(13)
						1,890	1,916	1,805

Ceres Pharma NV	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	10/21	10/28	1,182	1,303	1,119	0.1%	(3)(7)(8)(13)
						1,182	1,303	1,119

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	2/22	2/28	$10,751	$10,556	$10,581	0.9%	(7)(8)(10)
		Revolver	LIBOR + 5.50%, 7.8% Cash	2/22	2/28	—	(30)	(26)	—%	(7)(8)(10)
		Preferred Stock (551 shares)	N/A	2/22	N/A		551	955	0.1%	(7)(34)
						10,751	11,077	11,510

Cineworld Group PLC	Leisure Products	Super Senior Secured Term Loan	7.0% Cash, 8.3% PIK	11/20	5/24	1,901	1,739	2,252	0.2%	(3)
		Super Senior Secured Term Loan	LIBOR + 8.25%, 10.1% Cash	7/21	2/25	994	970	1,061	0.1%	(3)(8)(11)
		Warrants (553,375 units)	N/A	7/22	N/A		102	41	—%	(3)(34)
						2,895	2,811	3,354

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.9% Cash	1/20	1/26	6,289	6,201	6,189	0.5%	(7)(8)(11)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.9% Cash	1/20	4/26	467	458	459	—%	(7)(8)(11)
						6,756	6,659	6,648

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 4.75%, 7.1% Cash	5/19	5/25	17,442	17,290	16,989	1.4%	(7)(8)(16)
		First Lien Senior Secured Term Loan	Prime + 3.75%, 8.5% Cash	5/19	5/25	1,566	1,553	1,525	0.1%	(7)(8)(29)
						19,008	18,843	18,514

CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.8% Cash	1/20	1/25	4,134	4,093	3,969	0.3%	(7)(8)(10)
		LLC Units (8,782 units)	N/A	1/20	N/A		352	159	—%	(7)
						4,134	4,445	4,128

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	5,150	4,735	4,678	0.4%	(7)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	13,044	11,912	11,830	1.0%	(7)
		LLC Units (547,591 units)	N/A	11/21	N/A		9,093	10,189	0.8%	(7)(34)
						18,194	25,740	26,697

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	11/21	11/28	1,303	1,275	1,267	0.1%	(3)(7)(8)(10)
						1,303	1,275	1,267

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 7.75%, 10.0% Cash	4/20	4/27	13,639	13,336	13,342	1.1%	(7)(8)(15)
		Class B Partnership Units (33,324.69 units)	N/A	4/20	N/A		—	201	—%	(7)(34)
						13,639	13,336	13,543

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	4/22	10/25	377	370	370	—%	(7)
		LLC Units (46,085.6 units)	N/A	4/22	N/A		125	129	—%	(7)(34)
						377	495	499

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.4% Cash	4/22	4/28	13,688	13,432	13,456	1.1%	(7)(8)(16)
		Revolver	SOFR + 5.50%, 8.4% Cash	4/22	4/28	—	(20)	(19)	—%	(7)(8)(16)
						13,688	13,412	13,437

Contabo Finco S.À R.L	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.8% Cash	11/21	10/26	5,125	5,808	5,123	0.4%	(3)(7)(8)(13)
						5,125	5,808	5,123

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	13.0% Cash	3/22	3/25	$29,647	$29,619	$29,529	2.4%	(3)(7)
		Common Stock (91,504 shares)	N/A	9/22	N/A		296	119	—%	(3)(34)
						29,647	29,915	29,648

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 3.3% Cash, 3.5% PIK	9/21	9/28	3,628	4,217	3,548	0.3%	(3)(7)(8)(14)
		Class A Units (440 units)	N/A	9/21	N/A		205	178	—%	(3)(7)(34)
		Class B Units (191 units)	N/A	9/21	N/A		446	427	—%	(3)(7)(34)
						3,628	4,868	4,153

CPI International, Inc.	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 10.4% Cash	2/22	7/25	8,575	7,975	8,318	0.7%	(7)(8)(9)(33)
						8,575	7,975	8,318

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 7.4% Cash	9/20	9/27	1,106	1,210	1,087	0.1%	(3)(7)(8)(18)
						1,106	1,210	1,087

CT Technologies Intermediate Holdings, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 7.4% Cash	2/22	12/25	4,950	4,942	4,535	0.4%	(8)(9)(33)
						4,950	4,942	4,535

Custom Alloy Corporation	Manufacturer of Pipe Fittings & Forgings	Revolver	15.0% PIK	12/20	4/23	5,320	4,222	388	—%	(7)(30)(31)
		Second Lien Loan	15.0% PIK	12/20	4/23	56,259	42,162	4,107	0.3%	(7)(30)(31)
						61,579	46,384	4,495

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	12/21	12/28	833	938	816	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	12/21	12/28	1,142	1,116	1,119	0.1%	(3)(7)(8)(16)
						1,975	2,054	1,935

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.5% Cash	1/21	1/27	2,803	2,755	2,722	0.2%	(7)(8)(9)
		LLC Units (161,290.32 units)	N/A	1/21	N/A		161	102	—%	(7)(34)
						2,803	2,916	2,824

DataOnline Corp.	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 9.8% Cash	2/22	11/25	14,588	14,588	14,296	1.2%	(7)(8)(10) (33)
		Revolver	LIBOR + 6.75%, 9.8% Cash	2/22	11/25	2,143	2,143	2,100	0.2%	(7)(8)(10) (33)
						16,731	16,731	16,396

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	12/21	12/26	700	688	690	0.1%	(7)(8)(9)
		Revolver	LIBOR + 6.00%, 9.1% Cash	12/21	12/26	—	(4)	(3)	—%	(7)(8)(9)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	51	—%	(7)(34)
						700	739	738

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.6% Cash	4/19	12/23	6,880	6,855	6,378	0.5%	(7)(8)(10)
						6,880	6,855	6,378

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	4/21	4/28	3,429	3,995	3,359	0.3%	(3)(7)(8)(14)
						3,429	3,995	3,359

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.1% Cash	3/20	3/27	2,083	2,302	2,073	0.2%	(3)(7)(8)(13)
						2,083	2,302	2,073

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 11.6%	2/22	4/34	3,620	2,347	2,213	0.2%	(3)(33)
						3,620	2,347	2,213

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 13.2%	2/22	7/30	$17,233	$6,993	$5,334	0.4%	(3)(33)
						17,233	6,993	5,334

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	9/21	9/28	113	108	105	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	9/21	9/28	1,230	1,211	1,216	0.1%	(3)(7)(8)(10)
						1,343	1,319	1,321

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 8.8% Cash	6/22	6/28	1,000	986	987	0.1%	(3)(7)(8)(15)
						1,000	986	987

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	7/21	7/27	692	686	678	0.1%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	7/21	7/27	25,141	24,573	24,535	1.9%	(7)(8)(10)
						25,833	25,259	25,213

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 9.8% Cash	11/21	11/29	9,469	9,316	9,081	0.7%	(7)(8)(10)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	760	0.1%	(7)(34)
						9,469	9,847	9,841

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.5% Cash	9/21	9/27	4,950	4,865	4,885	0.4%	(7)(8)(10)
						4,950	4,865	4,885

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.5% Cash	12/21	12/27	12,041	11,653	11,470	0.9%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 9.5% Cash	12/21	12/27	902	850	825	0.1%	(7)(8)(10)
						12,943	12,503	12,295

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	2/21	12/25	5,583	5,544	5,465	0.4%	(7)(8)(10)
						5,583	5,544	5,465

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	4/21	4/28	6,094	5,989	6,028	0.5%	(7)(8)(10)
						6,094	5,989	6,028

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.1% Cash	11/21	11/27	3,530	3,440	3,520	0.3%	(7)(8)(9)
		Revolver	LIBOR + 5.00%, 8.1% Cash	11/21	11/27	—	(25)	(3)	—%	(7)(8)(9)
						3,530	3,415	3,517

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.3% Cash	3/22	3/28	1,647	1,851	1,549	0.1%	(3)(7)(8)(22)
						1,647	1,851	1,549

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 9.1% Cash	7/22	7/28	6,657	6,516	6,512	0.5%	(7)(8)(15)
		Revolver	SOFR + 6.50%, 9.1% Cash	7/22	7/28	256	252	251	—%	(7)(8)(15)
						6,913	6,768	6,763

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.9% Cash	8/20	8/27	1,519	1,790	1,505	0.1%	(3)(7)(8)(13)
						1,519	1,790	1,505

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	3/21	N/A		2,799	2,742	0.2%	(7)
							2,799	2,742

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	2/21	2/28	1,293	1,273	1,281	0.1%	(7)(8)(10)
						1,293	1,273	1,281

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	3/22	3/29	$2,204	$2,377	$2,138	0.2%	(3)(7)(8)(13)
						2,204	2,377	2,138

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (6,582.7 shares)	11.0% PIK	3/22	N/A		7,469	7,540	0.6%	(7)
							7,469	7,540

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.3% Cash	12/20	12/26	4,226	4,164	4,161	0.3%	(7)(8)(10)
						4,226	4,164	4,161

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 10.4% Cash	5/22	5/30	13,692	13,428	13,308	1.1%	(7)(8)(15)
		LLC Units (966.99 units)	N/A	5/22	N/A		967	967	0.1%	(7)(34)
						13,692	14,395	14,275

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,833	13,773	1.1%
						16,000	14,833	13,773

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,921,648 shares)	N/A	8/22	N/A		1,922	1,922	0.2%	(3)(7)(34)
							1,922	1,922

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.3% Cash	4/22	4/29	1,382	1,559	1,334	0.1%	(3)(7)(8)(19)
						1,382	1,559	1,334

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	5/21	5/27	4,649	4,495	4,635	0.4%	(7)(8)(10)
		Partnership Units (937.5 units)	N/A	5/21	N/A		938	1,058	0.1%	(7)(34)
						4,649	5,433	5,693

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 15.5% Cash	11/21	11/28	3,990	3,791	3,814	0.3%	(7)(8)(10)
		Common Stock (192,000 shares)	N/A	11/21	N/A		219	91	—%	(34)
						3,990	4,010	3,905

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	8/21	8/28	6,861	6,741	6,773	0.5%	(7)(8)(9)
		LP Interest (1,160.9 units)	N/A	8/21	N/A		12	13	—%	(7)(34)
		LP Units (5,104.3 units)	N/A	8/21	N/A		51	57	—%	(7)(34)
						6,861	6,804	6,843

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 8.3% Cash	7/22	7/27	2,372	2,499	2,301	0.2%	(3)(7)(8)(22)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 8.3% Cash	7/22	7/27	3,904	4,196	3,775	0.3%	(3)(7)(8)(26)
						6,276	6,695	6,076

GPZN II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.2% Cash	6/22	6/29	421	428	397	—%	(3)(7)(8)(12)
						421	428	397

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	7/22	7/29	678	671	653	0.1%	(3)(7)(8)(13)
						678	671	653

GTM Intermediate Holdings, Inc.	Medical Equipment Manufacturer	Second Lien Loan	11.0% Cash, 1.0% PIK	12/20	12/24	10,605	10,559	10,518	0.8%	(7)(31)
		Series A Preferred Units (1,434,472.41 units)	N/A	12/20	N/A		2,166	1,284	0.1%	(7)(31)(34)
		Series C Preferred Units (715,649.59 units)	N/A	12/20	N/A		1,081	1,632	0.1%	(7)(31)(34)
						10,605	13,806	13,434

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 9.4% Cash	11/21	8/26	$825	$797	$648	0.1%	(8)(9)
						825	797	648

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.3% Cash	9/22	7/28	594	568	565	—%	(3)(7)(8)(22)
						594	568	565

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	1,189	1,159	1,163	0.1%	(7)
		Subordinated Term Loan	11.0% PIK	11/21	11/28	9,428	9,233	9,261	0.7%	(7)
						10,617	10,392	10,424

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	8/19	8/25	13,968	13,891	13,789	1.1%	(7)(8)(10)
						13,968	13,891	13,789

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.6% Cash	11/21	11/27	7,368	7,239	7,264	0.6%	(7)(8)(9)
		Revolver	LIBOR + 5.75%, 8.6% Cash	11/21	11/27	—	(45)	(37)	—%	(7)(8)(9)
						7,368	7,194	7,227

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 5.0% Cash	9/19	9/26	2,967	3,676	2,917	0.2%	(3)(7)(8)(13)
						2,967	3,676	2,917

Holland Acquisition Corp.	Energy: Oil & Gas	First Lien Senior Secured Term Loan	LIBOR + 9.00%	2/22	11/22	3,754	—	—	—%	(7)(8)(11) (30)(33)
						3,754	—	—

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.1% Cash	3/21	3/27	3,802	3,743	3,737	0.3%	(7)(8)(15)
						3,802	3,743	3,737

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.7% Cash	4/22	11/28	8,000	7,724	7,608	0.6%	(3)(7)(8)(17)
						8,000	7,724	7,608

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 11.4% Cash	7/22	7/25	11,591	11,397	11,386	0.9%	(7)(8)(16)
		Revolver	SOFR + 8.50%, 11.4% Cash	7/22	7/25	—	(19)	(20)	—%	(7)(8)(16)
						11,591	11,378	11,366

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	12/18	12/24	11,001	10,844	10,825	0.9%	(7)(8)(10)
						11,001	10,844	10,825

Hygie 31 Holding	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.4% Cash	9/22	9/29	1,567	1,497	1,524	0.1%	(3)(7)(8)(13)
						1,567	1,497	1,524

IM Analytics Holding, LLC (d/b/a NVT)	Electronic Instruments & Components	First Lien Senior Secured Term Loan	LIBOR + 8.00%, 10.8% Cash	11/19	11/23	3,413	3,402	2,980	0.2%	(7)(8)(10)
		Warrants (68,950 units)	N/A	11/19	11/26		—	—	—%	(7)(34)
						3,413	3,402	2,980

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.5% Cash	5/21	4/28	2,449	2,935	2,416	0.2%	(3)(7)(8)(14)
						2,449	2,935	2,416

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.2% Cash	11/21	11/28	2,574	2,900	2,502	0.2%	(3)(7)(8)(14)
						2,574	2,900	2,502

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.0% Cash	4/21	4/28	5,803	6,785	5,183	0.4%	(3)(7)(8)(14)
						5,803	6,785	5,183

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Innovative XCessories & Services, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 7.8% Cash	2/22	3/27	$2,923	$2,870	$2,356	0.2%	(8)(11)(33)
						2,923	2,870	2,356

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 6.4% Cash	12/20	12/27	4,541	5,510	4,527	0.4%	(3)(7)(8)(13)
						4,541	5,510	4,527

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.4% Cash	8/22	8/29	1,121	1,127	1,084	0.1%	(3)(7)(8)(13)
						1,121	1,127	1,084

Iqor US Inc.	Services: Business	First Lien Senior Secured Term Loan	LIBOR + 7.50%, 10.6% Cash	2/22	11/24	2,696	2,725	2,669	0.2%	(8)(9)(33)
						2,696	2,725	2,669

Isagenix International, LLC	Wholesale	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	2/22	6/25	1,579	1,160	625	0.1%	(8)(10)(30) (33)
						1,579	1,160	625

ISS#2, LLC (d/b/a Industrial Services Solutions)	Commercial Services & Supplies	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.2% Cash	2/20	2/26	8,169	8,060	7,973	0.6%	(7)(8)(10)
						8,169	8,060	7,973

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.9% Cash	12/21	12/27	716	701	704	0.1%	(7)(8)(9)
		Revolver	LIBOR + 4.75%, 7.9% Cash	12/21	12/27	6	4	4	—%	(7)(8)(9)
		Common Stock (1,433.37 shares)	N/A	1/22	N/A		144	143	—%	(7)(34)
						722	849	851

Ivanti Software, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 10.3% Cash	2/22	12/28	6,000	5,989	4,460	0.4%	(8)(10)(33)
						6,000	5,989	4,460

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	11/19	2/29	3,747	4,079	3,672	0.3%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.0% Cash	11/19	2/29	6,714	6,571	6,578	0.5%	(3)(7)(8)(11)
						10,461	10,650	10,250

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.2% Cash	12/21	9/24	4,865	4,768	4,736	0.4%	(7)(8)(16)
		Revolver	SOFR + 5.25%, 8.2% Cash	12/21	9/24	—	(4)	(7)	—%	(7)(8)(16)
						4,865	4,764	4,729

Jedson Engineering, Inc.	Engineering & Construction Management	First Lien Loan	12.0% Cash	12/20	6/23	2,650	2,650	2,650	0.2%	(7)(31)
						2,650	2,650	2,650

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	8/20	11/27	3,887	3,887	3,815	0.3%
						3,887	3,887	3,815

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	5/21	7/24	3,837	3,751	3,587	0.3%	(7)(8)(9)
						3,837	3,751	3,587

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 9.4% Cash	3/22	3/27	3,202	3,807	3,099	0.2%	(3)(7)(8)(26)
						3,202	3,807	3,099

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	2/22	2/28	2,785	2,734	2,740	0.2%	(7)(8)(9)
		Revolver	LIBOR + 5.75%, 8.9% Cash	2/22	2/28	—	(8)	(7)	—%	(7)(8)(9)
		LLC Units (974.68 units)	N/A	2/22	N/A		97	97	—%	(7)(34)
						2,785	2,823	2,830

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.0% Cash	11/20	11/26	$5,668	$5,544	$5,546	0.4%	(7)(8)(10)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	192	—%	(7)(34)
						5,668	5,747	5,738

Kene Acquisition, Inc. (En Engineering)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 7.9% Cash	8/19	8/26	7,185	7,100	7,041	0.6%	(7)(8)(10)
						7,185	7,100	7,041

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.6% Cash	10/21	10/27	9,256	9,096	9,132	0.7%	(7)(8)(10)
		LLC Units (637,677.11 units)	N/A	10/21	N/A		638	599	—%	(7)(34)
						9,256	9,734	9,731

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.3% Cash	12/20	12/27	8,942	8,779	8,781	0.7%	(7)(8)(10)
						8,942	8,779	8,781

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.2% Cash	12/21	12/28	4,322	4,788	4,144	0.3%	(3)(7)(8)(13)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	6/29	1,295	1,446	1,246	0.1%	(3)(7)
						5,617	6,234	5,390

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.8% Cash	5/22	5/29	667	644	646	0.1%	(3)(7)(8)(16)
		Revolver	SOFR + 5.25%, 8.8% Cash	5/22	11/28	35	35	35	—%	(3)(7)(8)(16)
						702	679	681

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.7% Cash	2/22	2/28	10,302	10,138	10,160	0.8%	(7)(8)(10)
		Revolver	LIBOR + 5.00%, 8.7% Cash	2/22	2/28	—	(41)	(36)	—%	(7)(8)(10)
		LLC Units (52,493.44 units)	N/A	2/22	N/A		52	57	—%	(7)
						10,302	10,149	10,181

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 6.4% Cash	8/20	12/23	134	95	110	—%	(8)(9)
		First Lien Senior Secured Term Loan	3.0% Cash, LIBOR + 10.0% PIK	8/20	12/23	8,586	8,558	8,500	0.7%	(7)(10)
						8,720	8,653	8,610

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	3/23	12,319	10,129	—	—%	(7)(30)(31)
						12,319	10,129	—

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 5.00%, 7.5% Cash	4/22	4/25	20,000	19,831	19,800	1.6%	(7)(8)(15)
						20,000	19,831	19,800

Lifestyle Intermediate II, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	LIBOR + 7.00%, 10.7% Cash	2/22	1/26	3,214	3,214	3,150	0.3%	(7)(8)(10)(33)
		Revolver	LIBOR + 7.00%, 10.7% Cash	2/22	1/26	—	—	(50)	—%	(7)(8)(10)(33)
						3,214	3,214	3,100

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	1/21	12/25	862	855	855	0.1%	(7)(8)(10)
						862	855	855

LogMeIn, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.8% Cash	2/22	8/27	1,965	1,947	1,358	0.1%	(8)(9)(33)
						1,965	1,947	1,358

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash	4/22	9/27	8,061	7,911	7,926	0.6%	(7)(8)(9)
						8,061	7,911	7,926

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes	LIBOR + 8.77%, 11.5% Cash	2/22	4/34	$5,250	$5,107	$4,351	0.4%	(3)(10)(33)
		Subordinated Structured Notes	Residual Interest, current yield 10.70%	2/22	4/34	13,730	9,278	7,742	0.6%	(3)(33)
						18,980	14,385	12,093

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	12/21	12/28	2,002	2,217	1,961	0.2%	(3)(7)(8)(13)
		Revolver	EURIBOR + 5.00%, 5.0% Cash	12/21	6/27	—	(4)	(3)	—%	(3)(7)(8)(13)
						2,002	2,213	1,958

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	2/22	2/28	10,973	10,807	10,805	0.9%	(7)(8)(16)
		Revolver	SOFR + 5.50%, 9.2% Cash	2/22	2/28	1,240	1,213	1,214	0.1%	(7)(8)(16)
						12,213	12,020	12,019

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	7/21	6/27	3,660	3,581	3,604	0.3%	(7)(8)(10)
		Partnership Units (746.66 units)	N/A	6/21	N/A		747	747	0.1%	(7)(34)
						3,660	4,328	4,351

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.3% Cash	11/19	11/25	2,911	2,877	2,911	0.2%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.2% Cash	12/20	11/25	3,637	4,283	3,637	0.3%	(7)(8)(18)
						6,548	7,160	6,548

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 7.5% Cash	2/22	10/27	8,316	9,785	7,485	0.6%	(3)(7)(8)(20)
						8,316	9,785	7,485

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 9.9% Cash	11/21	11/29	4,421	4,381	4,200	0.3%	(7)(8)(11)
						4,421	4,381	4,200

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 8.1% Cash	8/22	8/29	3,398	3,676	3,286	0.3%	(3)(7)(8)(28)
		Class A Units (114.4 units)	N/A	8/22	N/A	—	111	105	—%	(3)(7)(34)
		Class B Units (28,943.8 units)	N/A	8/22	N/A		—	—	—%	(3)(7)(34)
						3,398	3,787	3,391

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	8/21	8/27	914	898	899	0.1%	(7)(8)(9)
		Partnership Units (76.92 units)	N/A	8/21	N/A		77	70	—%	(7)(34)
						914	975	969

Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 8.8% Cash	12/20	12/26	7,400	8,313	7,217	0.6%	(3)(7)(8)(21)
						7,400	8,313	7,217

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.00%, 5.9% Cash	11/20	11/27	775	900	767	0.1%	(3)(7)(8)(20)
		First Lien Senior Secured Term Loan	SONIA + 5.00%, 6.2% Cash	11/20	11/27	137	152	129	—%	(3)(7)(8)(20)
						912	1,052	896

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.7% Cash	8/20	8/26	6,995	6,875	6,873	0.6%	(7)(8)(9)
						6,995	6,875	6,873

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 8.5% Cash	3/22	3/28	17,890	19,505	17,049	1.4%	(3)(7)(8)(22)
						17,890	19,505	17,049

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	$5,665	$5,578	$5,229	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	66	46	(35)	—%	(7)(8)(10)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	369	—%	(7)(34)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	—	—%	(7)(34)
						5,731	6,134	5,563

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.2% Cash	2/21	2/27	2,701	2,667	2,679	0.2%	(7)(8)(9)
						2,701	2,667	2,679

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.9% Cash	10/21	10/28	1,429	1,682	1,395	0.1%	(3)(7)(8)(20)
		Revolver	SONIA + 5.25%, 5.9% Cash	10/21	4/23	171	202	171	—%	(3)(7)(8)(20)
						1,600	1,884	1,566

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions)	Energy Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 7.3% Cash	10/18	10/25	4,716	4,705	4,707	0.4%	(7)(8)(9)
						4,716	4,705	4,707

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	10/21	9/27	2,481	2,439	2,438	0.2%	(7)(8)(10)
						2,481	2,439	2,438

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.75%, 7.6% Cash	1/22	1/28	3,309	3,664	3,173	0.3%	(3)(7)(8)(23)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 7.6% Cash	1/22	1/28	474	448	421	—%	(3)(7)(8)(17)
						3,783	4,112	3,594

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.4% Cash	9/22	9/29	1,968	1,902	1,902	0.2%	(3)(7)(8)(13)
						1,968	1,902	1,902

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	12/21	12/28	5,602	5,499	5,505	0.4%	(7)(8)(9)
		Revolver	LIBOR + 6.00%, 9.1% Cash	12/21	12/28	—	(24)	(23)	—%	(7)(8)(9)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	211	—%	(7)(34)
						5,602	5,686	5,693

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.0% Cash	3/22	3/29	3,621	3,553	3,561	0.3%	(7)(8)(16)
		Revolver	SOFR + 5.00%, 8.0% Cash	3/22	3/28	568	542	545	—%	(7)(8)(16)
						4,189	4,095	4,106

Odeon Cinemas Group Limited	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	11.3% Cash	2/21	8/23	3,353	4,091	3,269	0.3%	(3)
						3,353	4,091	3,269

Offen Inc.	Transportation: Cargo	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.9% Cash	2/22	6/26	3,742	3,704	3,629	0.3%	(7)(11)(33)
						3,742	3,704	3,629

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.8% Cash	6/21	6/28	3,103	3,671	3,088	0.2%	(3)(7)(8)(13)
						3,103	3,671	3,088

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	12/20	12/26	6,150	6,111	5,996	0.5%	(7)(8)(16)
						6,150	6,111	5,996

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.2% Cash	12/19	12/25	2,296	2,270	2,264	0.2%	(3)(7)(8)(11)
						2,296	2,270	2,264

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 5.7% Cash	6/21	5/28	$2,555	$3,149	$2,515	0.2%	(3)(7)(8)(20)
						2,555	3,149	2,515

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.3% Cash	6/21	6/28	325	395	318	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.7% Cash	6/21	6/28	597	583	584	—%	(3)(7)(8)(10)
						922	978	902

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	2,264	2,223	2,230	0.2%	(7)(8)(10)
		Revolver	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	—	(3)	(3)	—%	(7)(8)(10)
		LP Units (60,040 units)	N/A	7/22	N/A		63	67	—%	(7)(34)
						2,264	2,283	2,294

Panoche Energy Center LLC	Electric	First Lien Senior Secured Term Loan	6.9% Cash	7/22	7/29	4,924	4,416	4,530	0.4%	(7)
						4,924	4,416	4,530

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.4% Cash	12/19	12/26	3,995	4,486	3,989	0.3%	(3)(7)(8)(14)
						3,995	4,486	3,989

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 7.1% Cash	2/20	2/27	2,605	2,847	2,509	0.2%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.75%, 9.7% Cash	2/20	2/27	3,539	3,477	3,408	0.3%	(3)(7)(8)(10)
						6,144	6,324	5,917

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	8/21	8/27	7,484	7,243	7,284	0.6%	(7)(8)(10)
		Class A-2 Partnership Units (28.8 units)	N/A	8/21	N/A		29	38	—%	(7)(34)
						7,484	7,272	7,322

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	5/22	5/27	109	109	99	—%	(3)(7)
		Structured Secured Note - Class B	5.4% Cash	5/22	5/27	109	109	98	—%	(3)(7)
		Structured Secured Note - Class C	5.9% Cash	5/22	5/27	109	109	95	—%	(3)(7)
		Structured Secured Note - Class D	8.5% Cash	5/22	5/27	109	109	94	—%	(3)(7)
		Structured Secured Note - Class E	11.4% Cash	5/22	5/27	5,564	5,564	4,823	0.4%	(3)(7)
						6,000	6,000	5,209

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.50%, 9.1% Cash	12/21	12/27	2,634	2,862	2,580	0.2%	(3)(7)(8)(22)
						2,634	2,862	2,580

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.3% Cash	12/21	12/27	1,233	1,212	1,211	0.1%	(7)(8)(10)
		Revolver	LIBOR + 4.75%, 7.3% Cash	12/21	12/27	—	(9)	(10)	—%	(7)(8)(10)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	741	0.1%	(7)(34)
						1,233	1,944	1,942

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash, 4.0% PIK	12/21	6/26	$49,140	$47,920	$47,665	3.8%	(7)(8)(10)
		Warrants - Class A (25,582 units)	N/A	12/21	N/A		—	—	—%	(7)(34)
		Warrants - Class B (8,634 units)	N/A	12/21	N/A		—	—	—%	(7)(34)
		Warrants - Class C (888 units)	N/A	12/21	N/A		—	—	—%	(7)(34)
		Warrants - Class D (2,282 units)	N/A	12/21	N/A		—	—	—%	(7)(34)
						49,140	47,920	47,665

Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 7.00%, 10.1% Cash	2/22	1/23	1,014	1,014	994	0.1%	(7)(8)(9)(33)
						1,014	1,014	994

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	12/20	12/26	12,708	12,518	12,521	1.0%	(7)(8)(10)
						12,708	12,518	12,521

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.5% Cash	6/21	6/28	5,192	5,796	5,192	0.4%	(3)(7)(8)(14)
						5,192	5,796	5,192

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.6% Cash	8/21	7/28	2,789	2,717	2,738	0.2%	(3)(7)(8)(11)
						2,789	2,717	2,738

Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 7.1% Cash	3/19	3/25	5,679	5,644	5,196	0.4%	(7)(8)(16)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.0% Cash	3/19	3/25	339	336	310	—%	(7)(8)(11)
						6,018	5,980	5,506

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.2% Cash	3/19	10/24	1,822	1,821	1,797	0.1%	(7)(8)(10)
						1,822	1,821	1,797

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.6% Cash	3/22	3/28	1,770	1,737	1,727	0.1%	(7)(8)(11)
		Revolver	LIBOR + 5.75%, 9.6% Cash	3/22	3/28	—	(9)	(12)	—%	(7)(8)(11)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	3/22	3/29	81	81	79	—%	(7)
		LLC Units (241,935.48 units)	N/A	3/22	N/A		161	163	—%	(7)(34)
						1,851	1,970	1,957

Proppants Holding, LLC	Energy: Oil & Gas	LLC Units (1,668,106 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
							—	—

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	3/21	3/28	1,333	1,567	1,303	0.1%	(3)(7)(8)(14)
		Revolver	EURIBOR + 5.25%, 6.9% Cash	3/21	3/27	1,919	2,274	1,900	0.2%	(3)(7)(8)(13)
						3,252	3,841	3,203

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.1% Cash	5/22	5/29	801	823	766	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.4% Cash	5/22	5/29	866	843	845	0.1%	(3)(7)(8)(10)
						1,667	1,666	1,611

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.0% Cash	9/21	9/26	1,773	1,964	1,720	0.1%	(3)(7)(8)(22)
						1,773	1,964	1,720

Questel Unite	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	12/20	12/27	6,892	6,811	6,794	0.5%	(3)(7)(8)(10)
						6,892	6,811	6,794

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RA Outdoors, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 8.7% Cash	2/22	4/26	$12,917	$12,658	$12,659	1.0%	(7)(8)(10) (33)
		Revolver	LIBOR + 6.75%, 8.7% Cash	2/22	4/26	—	—	(25)	—%	(7)(8)(10) (33)
						12,917	12,658	12,634

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.4% Cash	8/20	7/26	11,589	11,428	11,566	0.9%	(7)(8)(10)
		Partnership Equity (187,235 units)	N/A	3/21	N/A		187	125	—%	(7)(34)
						11,589	11,615	11,691

Renovation Parent Holdings, LLC	Home furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.5% Cash	11/21	11/27	4,818	4,713	4,733	0.4%	(7)(8)(10)
		Partnership Equity (197,368.42 units)	N/A	11/21	N/A		197	197	—%	(7)(34)
						4,818	4,910	4,930

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.0% Cash	6/22	12/26	8,816	9,282	8,696	0.7%	(7)(8)(14)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.1% Cash	12/20	12/26	1,097	1,059	1,069	0.1%	(7)(8)(10)
						9,913	10,341	9,765

Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 10.8% Cash	2/22	4/25	5,081	5,107	4,624	0.4%	(7)(8)(10) (33)
						5,081	5,107	4,624

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 10.2% Cash	4/21	4/29	4,011	3,940	3,954	0.3%	(7)(8)(10)
						4,011	3,940	3,954

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.50%, 7.7% Cash	8/21	6/28	2,683	3,227	2,628	0.2%	(3)(7)(8)(19)
						2,683	3,227	2,628

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.2% Cash	12/21	12/28	2,032	2,246	1,976	0.2%	(3)(7)(8)(13)
						2,032	2,246	1,976

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 8.9% Cash	8/22	8/28	11,043	10,782	10,779	0.9%	(7)(8)(16)
		Revolver	SOFR + 6.00%, 8.9% Cash	8/22	8/28	408	373	373	—%	(7)(8)(16)
						11,451	11,155	11,152

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	10/20	10/25	7,338	7,213	7,229	0.6%	(7)(8)(9)
						7,338	7,213	7,229

RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	LIBOR + 7.75%, 9.0% Cash	2/22	9/25	10,166	10,166	10,013	0.8%	(7)(8)(10) (33)
		Revolver	LIBOR + 7.75%, 9.0% Cash	2/22	9/25	2,937	2,936	2,877	0.2%	(7)(8)(10) (33)
		Class A Preferred Stock (145.347 shares)	N/A	2/22	N/A		4	1	—%	(7)(33)
		Class B Preferred Stock (145.347 shares)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
		Class C Preferred Stock (7,844.03 shares)	N/A	2/22	N/A		450	217	—%	(7)(33)(34)
		Common Stock (153 shares)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
						13,103	13,556	13,108

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.7% Cash	1/19	5/24	9,445	9,445	9,445	0.8%	(7)(8)(10)
						9,445	9,445	9,445

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	12/20	12/26	$11,994	$11,795	$11,813	1.0%	(7)(8)(9)
		Preferred Stock (372.1 shares)	N/A	12/20	N/A		372	507	—%	(7)(34)
						11,994	12,167	12,320

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	6/22	7/29	1,921	1,807	1,819	0.1%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 7.8% Cash	6/22	7/29	3,151	3,134	3,072	0.2%	(3)(7)(8)(27)
						5,072	4,941	4,891

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	12/21	12/28	1,739	1,703	1,739	0.1%	(7)(8)(16)
		Revolver	SOFR + 5.50%, 9.2% Cash	12/21	12/28	—	(6)	—	—%	(7)(8)(16)
						1,739	1,697	1,739

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.6% Cash	5/22	3/29	5,953	6,279	5,775	0.5%	(3)(7)(8)(13)
		Revolver	EURIBOR + 6.00%, 6.6% Cash	5/22	3/29	—	(25)	(21)	—%	(3)(7)(8)(13)
						5,953	6,254	5,754

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	5/22	11/28	208	200	198	—%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	5/22	5/29	450	479	439	—%	(3)(7)(8)(14)
						658	679	637

Serta Simmons Bedding LLC	Home Furnishings	Super Priority First Out	LIBOR + 7.50%, 10.8% Cash	6/20	8/23	7,294	7,228	7,057	0.6%	(8)(10)
		Super Priority Second Out	LIBOR + 7.50%, 10.8% Cash	6/20	8/23	3,580	3,372	1,866	0.2%	(8)(10)
						10,874	10,600	8,923

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/20	12/26	6,970	6,867	6,396	0.5%	(7)(8)(10)
						6,970	6,867	6,396

SMART Financial Operations, LLC	Banking, Finance, Insurance & Real Estate	Preferred Stock (1,000,000 shares)	N/A	2/22	N/A		—	110	—%	(7)(33)(34)
							—	110

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	11/21	10/27	13,742	13,467	13,475	1.1%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 9.4% Cash	11/21	10/27	—	(20)	(20)	—%	(7)(8)(10)
						13,742	13,447	13,455

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.3% Cash	12/20	10/24	617	608	600	—%	(7)(8)(11)
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.6% Cash	10/18	10/25	1,345	1,340	1,310	0.1%	(7)(8)(11)
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.8% Cash	10/18	10/25	3,211	3,199	3,127	0.3%	(7)(8)(11)
						5,173	5,147	5,037

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.8% Cash	12/20	12/26	11,129	10,964	11,130	0.9%	(7)(8)(9)
						11,129	10,964	11,130

Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 16.53%	2/22	7/31	4,489	2,201	1,129	0.1%	(3)(33)
						4,489	2,201	1,129

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.6% Cash	12/19	12/26	20,982	20,698	20,695	1.7%	(7)(8)(9)
						20,982	20,698	20,695

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 8.4% Cash	12/20	11/27	2,270	2,559	2,195	0.2%	(3)(7)(8)(19)
						2,270	2,559	2,195

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.40%, 9.2% Cash	10/21	4/27	$2,500	$2,468	$2,453	0.2%	(3)(7)(8)(10)
						2,500	2,468	2,453

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	12/21	12/27	13,076	12,841	12,880	1.0%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 9.4% Cash	12/21	12/27	—	(32)	(27)	—%	(7)(8)(10)
						13,076	12,809	12,853

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	5/22	N/A		7,424	7,046	0.6%	(7)
						—	7,424	7,046

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.0% Cash	11/21	10/28	2,023	1,995	1,912	0.2%	(3)(7)(8)(9)
		Revolver	LIBOR + 5.50%, 8.0% Cash	11/21	10/26	674	666	646	0.1%	(3)(7)(8)(9)
						2,697	2,661	2,558

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	7/21	7/28	2,175	2,142	2,148	0.2%	(7)
		Common Stock (1,589 shares)	N/A	7/21	N/A		50	83	—%	(7)(34)
						2,175	2,192	2,231

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 8.9% Cash	3/22	3/28	11,127	10,894	10,919	0.9%	(7)(8)(15)
		Revolver	SOFR + 6.00%, 8.9% Cash	3/22	3/28	—	(18)	(16)	—%	(7)(8)(15)
						11,127	10,876	10,903

Team Car Care, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 8.00%, 10.4% Cash	2/22	6/24	12,298	12,298	12,138	1.0%	(7)(8)(10) (33)
						12,298	12,298	12,138

Team Services Group	Services: Consumer	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.8% Cash	2/22	12/27	9,887	9,887	9,492	0.8%	(7)(8)(10) (33)
		Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 11.8% Cash	2/22	12/28	5,000	4,975	4,900	0.4%	(7)(8)(10) (33)
						14,887	14,862	14,392

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.7% Cash	11/21	11/28	3,442	3,784	3,357	0.3%	(3)(7)(8)(13)
		Revolver	EURIBOR + 5.50%, 6.7% Cash	11/21	5/28	261	274	249	—%	(3)(7)(8)(13)
						3,703	4,058	3,606

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/21	12/23	886	872	875	0.1%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	5,444	5,359	5,374	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	—	(17)	(15)	—%	(7)(8)(10)
						6,330	6,214	6,234

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	4/22	4/28	258	253	254	—%	(7)
		Partnership Equity (24,358.97 units)	N/A	4/22	N/A		239	239	—%	(7)(34)
						258	492	493

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 7.9% Cash	10/21	12/27	843	781	792	0.1%	(7)(8)(9)
		Revolver	LIBOR + 4.25%, 7.9% Cash	10/21	12/27	—	(13)	(12)	—%	(7)(8)(9)
		Subordinated Term Loan	LIBOR + 7.00%, 9.6% Cash	10/21	10/28	3,370	3,310	3,323	0.3%	(7)(8)(9)
						4,213	4,078	4,103

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Cleaver-Brooks Company, Inc.	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 8.9% Cash	7/22	7/28	$26,883	$26,310	$26,294	2.1%	(7)(8)(15)
		Subordinated Term Loan	11.0% PIK	7/22	7/29	5,655	5,533	5,528	0.4%	(7)
						32,538	31,843	31,822

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	12/19	12/26	623	576	572	—%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	12/19	12/25	5,666	5,566	5,563	0.4%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	12/19	12/26	14,449	14,206	14,184	1.1%	(7)(8)(9)
						20,738	20,348	20,319

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 9.6% Cash	4/22	3/30	12,522	12,283	12,313	1.0%	(7)(8)(16)
		Partnership Equity (676,880.98 units)	N/A	4/22	N/A		677	971	0.1%	(7)(34)
						12,522	12,960	13,284

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.0% Cash	11/19	8/25	6,309	6,162	6,033	0.5%	(8)(11)
		First Lien Senior Secured Term Loan	LIBOR + 11.00%, 14.0% Cash, 5.0% PIK	7/22	8/25	3,500	3,500	3,500	0.3%	(7)(8)(11)
						9,809	9,662	9,533

TPC Group, Inc.	Chemicals	First Lien Senior Secured Term Loan	SOFR + 4.50%, 7.4% Cash	6/22	12/23	40,678	40,235	40,116	3.2%	(7)(8)(16)
						40,678	40,235	40,116

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.9% Cash	2/20	2/25	6,035	5,982	5,800	0.5%	(7)(8)(10)
						6,035	5,982	5,800

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 7.4% Cash	8/18	12/24	11,229	11,186	11,037	0.9%	(7)(8)(9)
						11,229	11,186	11,037

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.7% Cash	2/21	2/27	14,806	14,620	14,583	1.2%	(7)(8)(10)
						14,806	14,620	14,583

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/19	6/29	19,378	19,064	19,023	1.5%	(7)(8)(16)
						19,378	19,064	19,023

True Religion Apparel, Inc.	Retail	Preferred Unit (2.8 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
		Common Stock (2.71 shares)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
							—	—

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.3% Cash	9/18	9/23	6,926	6,870	6,830	0.6%	(7)(8)(10)
		Class A LLC Units (440.97 units)	N/A	9/18	N/A		481	412	—%	(7)(34)
						6,926	7,351	7,242

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	9.3% PIK	3/22	3/27	9,796	10,692	9,405	0.8%	(3)(7)(8)
						9,796	10,692	9,405

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.2% Cash	11/21	12/25	7,577	7,420	7,305	0.6%	(7)(8)(10)
						7,577	7,420	7,305

Turf Products, LLC	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt	10.0% Cash	12/20	10/23	8,697	8,384	8,584	0.7%	(7)(31)
						8,697	8,384	8,584

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.2% Cash	7/21	9/26	4,987	4,908	4,907	0.4%	(7)(8)(17)
						4,987	4,908	4,907

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan	9.5% Cash	12/20	7/25	$2,285	$1,785	$1,814	0.1%	(7)(31)
		Second Lien Loan	9.5% Cash	12/20	7/25	2,485	—	—	—%	(7)(31)(32)
						4,770	1,785	1,814

U.S. Silica Company	Metal & Glass Containers	First Lien Senior Secured Term Loan	LIBOR + 4.00%, 7.1% Cash	8/18	5/25	1,460	1,462	1,400	0.1%	(3)(8)(9)
						1,460	1,462	1,400

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 9.4% Cash	9/20	9/27	10,147	11,431	9,726	0.8%	(3)(7)(8)(19)
						10,147	11,431	9,726

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.0% Cash	6/22	6/29	802	852	784	0.1%	(3)(7)(8)(19)
						802	852	784

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.7% Cash	4/22	3/29	716	731	665	0.1%	(3)(7)(8)(14)
						716	731	665

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 8.0% Cash	11/18	11/24	16,055	15,938	15,791	1.3%	(7)(8)(16)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 8.3% Cash	11/18	11/24	191	129	128	—%	(7)(8)(16)
						16,246	16,067	15,919

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.4% Cash	9/20	9/27	1,469	1,710	1,451	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	2/21	9/27	3,518	3,463	3,475	0.3%	(3)(7)(8)(10)
						4,987	5,173	4,926

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.9% Cash	7/19	5/25	4,783	4,706	4,754	0.4%	(7)(8)(9)
						4,783	4,706	4,754

Velocity Pooling Vehicle, LLC	Automotive	Common Stock (4,676 shares)	N/A	2/22	N/A		60	2	—%	(7)(33)(34)
		Warrants (5,591 units)	N/A	2/22	N/A		72	3	—%	(7)(33)(34)
							132	5

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 8.7% Cash	3/22	1/29	3,480	4,048	3,396	0.3%	(3)(7)(8)(18)
						3,480	4,048	3,396

Vision Solutions Inc.	Business Equipment & Services	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 10.0% Cash	2/22	4/29	6,500	6,497	5,383	0.4%	(8)(9)(33)
						6,500	6,497	5,383

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	4,643	4,643	4,274	0.3%	(7)
						4,643	4,643	4,274

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	6/21	6/28	7,723	7,593	7,723	0.6%	(7)(8)(10)
		Partnership Units (16,442.9 units)	N/A	6/21	N/A		164	329	—%	(7)(34)
						7,723	7,757	8,052

VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield (90.98)%	2/22	7/27	10,736	2,930	91	—%	(3)(33)
						10,736	2,930	91

VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 10.00%	2/22	7/28	11,088	3,310	2,212	0.2%	(3)(33)
						11,088	3,310	2,212

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.1% Cash	10/20	6/25	$—	$(36)	$(16)	—%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.6% Cash	10/20	6/25	3,343	3,343	3,323	0.3%	(7)(11)
						3,343	3,307	3,307

Walker Edison Furniture Company LLC	Consumer Goods: Durable	Common Stock (2,819.53 shares)	N/A	2/22	N/A		3,598	220	0.1%	(7)(33)(34)
							3,598	220

Watermill-QMC Midco, Inc.	Automotive	Equity (1.62% Partnership Interest	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
							—	—

Wawona Delaware Holdings, LLC	Beverage & Food	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.6% Cash	2/22	9/26	45	41	34	—%	(10)(33)
						45	41	34

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	9/22	10/29	15,000	14,400	14,606	1.2%	(7)
						15,000	14,400	14,606

Wok Holdings Inc.	Retail	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	2/22	3/26	48	48	42	—%	(8)(10)(33)
						48	48	42

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	12/21	12/27	5,456	5,359	5,254	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.50%, 8.6% Cash	12/21	12/27	1,450	1,411	1,367	0.1%	(7)(8)(10)
		Common Stock (1,663.31 shares)	N/A	12/21	N/A		1,663	1,449	0.1%	(7)(34)
						6,906	8,433	8,070

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.9% Cash	9/20	1/26	8,940	8,808	8,828	0.7%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.4% Cash	1/20	1/26	2,475	2,426	2,435	0.2%	(7)(8)(9)
						11,415	11,234	11,263

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 6.9% Cash	5/22	5/29	5,240	5,569	5,035	0.4%	(3)(7)(8)(19)
		Subordinated Term Loan	11.0% PIK	5/22	5/29	2,387	2,549	2,316	0.2%	(3)(7)
		Common Stock (45,665,825 shares)	N/A	5/22	N/A		565	510	—%	(3)(7)(34)
						7,627	8,683	7,861

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	2/22	2/28	2,698	2,631	2,634	0.2%	(7)(8)(10)
		Revolver	LIBOR + 4.75%, 8.4% Cash	2/22	2/28	—	(15)	(13)	—%	(7)(8)(10)
		LLC Units (152.69 units	N/A	2/22	N/A		153	179	—%	(7)(34)
						2,698	2,769	2,800

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	3/22	3/29	5,402	6,137	5,229	0.4%	(3)(7)(8)(19)
		Revolver	SONIA + 6.25%, 8.4% Cash	3/22	5/22	—	(1)	(11)	—%	(3)(7)(8)(19)
						5,402	6,136	5,218

Subtotal Non–Control / Non–Affiliate Investments (155.9%)						2,031,239	2,044,152	1,915,108

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments: (4)
1888 Industrial Services, LLC	Energy: Oil & Gas	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	2/22	5/23	$4,300	$419	$—	—%	(7)(8)(10) (30)(33)
		Revolver	LIBOR + 5.00%, 8.7% Cash	2/22	5/23	1,546	1,423	1,171	0.1%	(7)(8)(10) (30)(33)
		Warrants (7,546.76 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
						5,846	1,842	1,171

Charming Charlie LLC	Retail	First Lien Senior Secured Term Loan	20.0% Cash	2/22	5/22	139	—	—	—%	(7)(30)(33)
		First Lien Senior Secured Term Loan	10.4% Cash	2/22	11/22	770	—	—	—%	(30)(33)
		First Lien Senior Secured Term Loan	LIBOR + 12.00%, 15.7% Cash	2/22	4/23	4,178	—	—	—%	(7)(8)(10) (30)(33)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.7% Cash	2/22	4/23	3,413	—	—	—%	(7)(8)(10) (30)(33)
		Common Stock (34,923,249 shares)	N/A	2/22	N/A		—	—	—%	(7)(30)(33) (34)
						8,500	—	—

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	LIBOR + 7.25%	7/21	7/28	6,182	6,069	6,182	0.5%	(7)(9)
		Second Lien Senior Secured Term Loan	7.5% Cash	7/21	7/28	4,545	4,506	4,545	0.4%	(7)
		LLC Units (89,447,396 units)	N/A	7/21	N/A		89,850	126,568	10.2%	(7)
						10,727	100,425	137,295

Hylan Datacom & Electrical LLC	Construction & Building	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.0% Cash	2/22	3/26	3,917	3,651	3,839	0.3%	(7)(8)(16)
		Second Lien Senior Secured Term Loan	SOFR + 10.00%, 11.5% Cash	2/22	3/27	3,982	3,982	3,902	0.3%	(7)(8)(16)
		Common Stock (102,144 shares)	N/A	2/22	N/A	—	5,219	4,220	0.3%	(7)(34)
						7,899	12,852	11,961

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/19	N/A		35,158	40,845	3.3%	(3)(34)
							35,158	40,845

Kemmerer Operations, LLC	Metals & Mining	First Lien Senior Secured Term Loan	15.0% PIK	2/22	6/23	2,379	2,379	2,379	0.2%	(7)(33)
		Common Stock (6.78 shares)	N/A	2/22	N/A		1,589	1,291	0.1%	(7)(33)(34)
						2,379	3,968	3,670

Sierra Senior Loan Strategy JV I LLC	Joint Venture	89.01% Member Interest	N/A	2/22	N/A		50,221	40,216	3.3%	(3)(33)
							50,221	40,216

Thompson Rivers LLC	Investment Funds & Vehicles	16% Member Interest	N/A	6/20	N/A		58,604	43,729	3.6%	(3)
							58,604	43,729

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		22,520	21,371	1.7%	(3)
							22,520	21,371

Subtotal Affiliate Investments (24.5%)						35,351	285,590	300,258

Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	LIBOR + 9.10%, 12.2% Cash	2/22	1/24	5,647	5,647	5,647	0.4%	(7)(8)(9)(33)
		First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/24	24,071	9,628	10,832	0.9%	(7)(30)(33)
		LLC Units (44.6 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
						29,718	15,275	16,479

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
JSC Tekers Holdings	Real Estate Management	Preferred Stock (9,159,085 shares)	N/A	12/20	N/A		$4,753	$5,862	0.4%	(3)(7)(31)(34)
		Common Stock (35,571 shares)	N/A	12/20	N/A		—	—	—%	(3)(7)(31)(34)
							4,753	5,862

MVC Automotive Group Gmbh	Automotive	Bridge Loan (6.0% Cash)	6.0% Cash	12/20	6/26	$7,149	7,149	7,149	0.6%	(3)(7)(31)
		Common Equity interest (18,000 shares)	N/A	12/20	N/A		9,553	9,498	0.8%	(3)(7)(31)(34)
						7,149	16,702	16,647

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	3/21	N/A		225	41	—%	(3)(31)
		Limited Partnership Interest (71,790.4 units)	N/A	3/21	N/A		8,899	1,637	0.1%	(3)(31)
							9,124	1,678

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	5/24	5,871	5,871	5,871	0.5%	(3)(7)(31)
		Senior Subordinated Term Loan	3.1% PIK	12/20	5/24	10,513	10,513	10,513	0.8%	(3)(7)(31)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	2,660	3,172	2,660	0.2%	(3)(7)(31)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	608	—%	(3)(7)(31)(34)
		Common Stock Series B (1,236 shares	N/A	12/20	N/A		35,192	56,808	4.6%	(3)(7)(31)(34)
						19,044	55,308	76,460

Subtotal Control Investments (9.5%)						55,911	101,162	117,126

Total Investments, September 30, 2022 (189.9%)*						$2,122,501	$2,430,904	$2,332,492

Derivative Instruments

Credit Support Agreements
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$9,280	$(4,320)
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	40,200	(4,200)

Total Credit Support Agreements, September 30, 2022			$123,000	$49,480	$(8,520)
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
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreements.
(e)     The Sierra Credit Support Agreement covers all of the investments acquired by the Company from Sierra Income Corporation (“Sierra”) in connection with the Sierra Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from Sierra in connection with the Sierra Acquisition (collectively, the “Sierra Reference Portfolio”). Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (33).
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$71,257	$46,216	Bank of America, N.A.	10/06/22	$(401)
Foreign currency forward contract (AUD)	$49,343	A$71,257	Bank of America, N.A.	10/06/22	3,528
Foreign currency forward contract (AUD)	$46,250	A$71,176	Bank of America, N.A.	01/09/23	401

Foreign currency forward contract (CAD)	C$3,269	$2,389	HSBC Bank USA	10/06/22	(10)
Foreign currency forward contract (CAD)	$2,543	C$3,269	HSBC Bank USA	10/06/22	163
Foreign currency forward contract (CAD)	$2,415	C$3,303	HSBC Bank USA	01/09/23	10

Foreign currency forward contract (DKK)	2,237kr.	$295	HSBC Bank USA	10/06/22	—
Foreign currency forward contract (DKK)	$8	59kr.	BNP Paribas SA	10/06/22	—
Foreign currency forward contract (DKK)	$310	2,178kr.	Bank of America, N.A.	10/06/22	23
Foreign currency forward contract (DKK)	$300	2,260kr.	HSBC Bank USA	01/09/23	—

Foreign currency forward contract (EUR)	€106,035	$103,841	HSBC Bank USA	10/06/22	51
Foreign currency forward contract (EUR)	$97,043	€91,567	HSBC Bank USA	10/06/22	7,239
Foreign currency forward contract (EUR)	$10,597	€10,000	Bank of America, N.A.	10/06/22	800
Foreign currency forward contract (EUR)	$4,435	€4,378	BNP Paribas SA	10/06/22	145
Foreign currency forward contract (EUR)	$106,563	€107,954	HSBC Bank USA	01/09/23	(40)

Foreign currency forward contract (NZD)	NZ$18,733	$10,709	Citibank, N.A.	10/06/22	(113)
Foreign currency forward contract (NZD)	$162	NZ$263	HSBC Bank USA	10/06/22	13
Foreign currency forward contract (NZD)	$11,510	NZ$18,471	Bank of America, N.A.	10/06/22	1,062
Foreign currency forward contract (NZD)	$10,767	NZ$18,824	Citibank, N.A.	01/09/23	113

Foreign currency forward contract (NOK)	kr2,147	$221	HSBC Bank USA	10/06/22	(24)
Foreign currency forward contract (NOK)	kr37,568	$3,509	Bank of America, N.A.	10/06/22	(61)
Foreign currency forward contract (NOK)	$3,815	kr37,350	HSBC Bank USA	10/06/22	387
Foreign currency forward contract (NOK)	$244	kr2,364	Citibank, N.A.	10/06/22	27
Foreign currency forward contract (NOK)	$3,538	kr37,773	Bank of America, N.A.	01/09/23	63

Foreign currency forward contract (GBP)	£21,831	$24,167	Bank of America, N.A.	10/06/22	204
Foreign currency forward contract (GBP)	$6,201	£5,500	Bank of America, N.A.	10/06/22	61
Foreign currency forward contract (GBP)	$19,693	£16,331	HSBC Bank USA	10/06/22	1,461
Foreign currency forward contract (GBP)	$25,438	£22,951	Bank of America, N.A.	01/09/23	(216)

Foreign currency forward contract (SEK)	2,026kr.	$181	HSBC Bank USA	10/06/22	1
Foreign currency forward contract (SEK)	$201	2,026kr.	Bank of America, N.A.	10/06/22	18
Foreign currency forward contract (SEK)	$197	2,182kr.	HSBC Bank USA	01/09/23	(1)

Foreign currency forward contract (CHF)	600Fr.	$612	Bank of America, N.A.	10/03/22	(2)
Foreign currency forward contract (CHF)	3,163Fr.	$3,231	Citibank, N.A.	10/06/22	(18)
Foreign currency forward contract (CHF)	$3,329	3,163Fr.	Bank of America, N.A.	10/06/22	115
Foreign currency forward contract (CHF)	$618	600Fr.	Bank of America, N.A.	01/09/23	2
Foreign currency forward contract (CHF)	$3,305	3,203Fr.	Citibank, N.A.	01/09/23	18
Total Foreign Currency Forward Contracts, September 30, 2022					$15,019
_______________________________________________________________
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings BDC, Inc’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith whether the Company’s investments were valued at fair value in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company's investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, NIBOR, BKBM or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of September 30, 2022 represented 189.9% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 26.0% of total investments at fair value as of September 30, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the nine months ended September 30, 2022 were as follows:

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
1888 Industrial Services, LLC(d)	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash)(f)	$—	$419	$—	$—	$(419)	$—	$—
	Revolver (LIBOR + 5.0%, 8.7% Cash)(f)	—	1,423	—	—	(252)	1,171	(12)
	Warrants (7,546.76 units)	—	—	—	—	—	—	—
		—	1,842	—	—	(671)	1,171	(12)

Charming Charlie LLC(d)(e)	First Lien Senior Secured Term Loan (20.0% Cash)	—	—	—	—	—	—	—
	First Lien Senior Secured Term Loan (10.4% Cash)	—	—	—	—	—	—	—
	First Lien Senior Secured Term Loan (LIBOR + 12.0%, 15.7% Cash)	—	—	—	—	—	—	—
	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 8.7% Cash)	—	—	—	—	—	—	—
	Common Stock (34,923,249 shares)	—	—	—	—	—	—	—
		—	—	—	—	—	—	—

Eclipse Business Capital, LLC(d)	Revolver (LIBOR + 7.25%)	1,818	5,287	(909)	—	(14)	6,182	319
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,738	4	—	—	(197)	4,545	257
	LLC units (89,447,396 units)	92,668	—	—	—	33,900	126,568	9,279
		99,224	5,291	(909)	—	33,689	137,295	9,855

Hylan Datacom & Electrical LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.0%, 11.0% Cash)	—	3,550	—	101	188	3,839	255
	Second Lien Senior Secured Term Loan (SOFR + 10.00%, 11.5% Cash)	—	3,982	—	—	(80)	3,902	251
	Common Stock (102,144 shares)	—	5,219	—	—	(999)	4,220	—
		—	12,751	—	101	(891)	11,961	506

Jocassee Partners LLC	9.1% Member Interest	37,601	5,000	—	—	(1,756)	40,845	—
		37,601	5,000	—	—	(1,756)	40,845	—

JSC Tekers Holdings(d)	Preferred Stock (9,159,085 shares)	6,197	—	(6,197)	—	—	—	—
	Common Stock (3,201 shares)	—	—	—	—	—	—	—
		6,197	—	(6,197)	—	—	—	—

Kemmerer Operations, LLC(d)	First Lien Senior Secured Term Loan (15.0% PIK)	—	2,785	(406)	—	—	2,379	220
	Common Stock (6.78 shares)	—	1,588	—	—	(297)	1,291	—
		—	4,373	(406)	—	(297)	3,670	220

Security Holdings B.V(d)	Bridge Loan (5.0% PIK 5/31/2021)	5,451	—	(5,451)	—	—	—	—
	Senior Subordinated Loan (3.1% PIK)	9,525	—	(9,525)	—	—	—	—
	Senior Unsecured Term Loan (9.0% PIK)	7,307	—	(7,307)	—	—	—	—
	Common Equity Interest	24,825	—	(24,825)	—	—	—	—
		47,108	—	(47,108)	—	—	—	—

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	—	85,963	(35,742)	—	(10,005)	40,216	3,245
		—	85,963	(35,742)	—	(10,005)	40,216	3,245

Thompson Rivers LLC	16.0% Member Interest	84,438	—	(20,811)	—	(19,898)	43,729	7,707
		84,438	—	(20,811)	—	(19,898)	43,729	7,707

Waccamaw River LLC	20% Member Interest	13,501	8,800	—	—	(930)	21,371	1,314
		13,501	8,800	—	—	(930)	21,371	1,314

Total Affiliate Investments		$288,069	$124,020	$(111,173)	$101	$(759)	$300,258	$22,835
(a)     Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(b)    Gross reductions include decreases in the total cost basis of investments resulting from principal repayments, sales and return of capital.
(c) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.
(d) The fair value of the investment was determined using significant unobservable inputs.
(e) Non-accrual investment.
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2022 in which the portfolio company is deemed to be a "Control Investment" of the Company were as follows:

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (LIBOR + 9.1%, 12.2% Cash)	$—	$5,647	$—	$—	$—	$5,647	$360
	First Lien Senior Secured Term Loan (10.0% PIK)(f)	—	9,628	—	—	1,204	10,832	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		—	15,275	—	—	1,204	16,479	360

JSC Tekers Holdings(d)	Preferred Stock (9,159,085 shares)	—	6,197	—	—	(335)	5,862	—
	Common Stock (35,571 shares)	—	—	—	—	—	—	—
		—	6,197	—	—	(335)	5,862	—

MVC Automotive Group GmbH(d)	Bridge Loan (6.0% PIK 12/31/2021)	7,149	—	—	—	—	7,149	325
	Common Equity Interest	7,699	—	—	—	1,799	9,498	—
		14,848	—	—	—	1,799	16,647	325

MVC Private Equity Fund LP	General Partnership Interest(e)	188	—	—	—	(147)	41	(879)
	Limited Partnership Interest(f)	7,376	—	—	—	(5,739)	1,637	—
		7,564	—	—	—	(5,886)	1,678	(879)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Security Holdings B.V(d)	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/24)	$—	$5,871	$—	$—	$—	$5,871	$219
	Senior Subordinated Term Loan (3.1% PIK, Acquired 12/20, Due 05/24)	—	10,513	—	—	—	10,513	262
	Senior Subordinated Note (5.0% PIK, Acquired 12/20, Due 05/22)	—	14,567	(13,754)	(813)	—	—	174
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK, Acquired 04/21, Due 04/25)	—	7,610	(3,996)	(774)	(180)	2,660	731
	Common Stock Series A (17,100 shares, Acquired 02/22)	—	561	—	—	47	608	—
	Common Stock Series B (1,236 shares, Acquired 12/20)	—	38,753	—	—	18,055	56,808	—
		—	77,875	(17,750)	(1,587)	17,922	76,460	1,386

Total Control Investments		$22,412	$99,347	$(17,750)	$(1,587)	$14,704	$117,126	$1,192
(a) Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(b)     Gross reductions include decreases in the total cost basis of investments resulting from principal repayments, sales and return of capital.
(c)    Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Control category.
(d) The fair value of the investment was determined using significant unobservable inputs.
(e) The Company received a $0.1 million distribution that was recognized as realized gain.
(f) The Company received a $6.0 million distribution that was recognized as realized gain.
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
(9)The interest rate on these loans is subject to 1 Month LIBOR, which as of September 30, 2022 was 3.14271%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of September 30, 2022 was 3.75471%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of September 30, 2022 was 4.23200%.
(12)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2022 was 0.67900%.
(13)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2022 was 1.17300%.
(14)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2022 was 1.80900%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2022 was 3.04205%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2022 was 3.59329%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2022 was 3.99102%.
(18)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2022 was 2.25330%.
(19)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2022 was 3.22510%.
(20)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2022 was 4.12810%.
(21)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2022 was 2.70750%.
(22)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2022 was 3.06310%.
(23)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2022 was 3.56880%.
(24)The interest rate on these loans is subject to 3 Month CDOR, which as of September 30, 2022 was 4.20000%.
(25)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2022 was 1.72500%.
(26)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2022 was 3.64000%.
(27)The interest rate on these loans is subject to 3 Month SARON, which as of September 30, 2022 was 0.43653%.
(28)The interest rate on these loans is subject to 1 Month NIBOR, which as of September 30, 2022 was 2.70000%.
(29)The interest rate on these loans is subject to Prime, which as of September 30, 2022 was 6.25000%.
(30)Non-accrual investment.
(31)Investment was purchased as part of the MVC Acquisition and is part of the MVC Reference Portfolio for purposes of the MVC Credit Support Agreement.
(32)In 2017, MVC received $5.7 million of 9.5% second lien callable notes due in 2025, in lieu of an escrow to satisfy any indemnification claims associated with MVC’s sale of its equity investment in U.S. Gas & Electric ("U.S. Gas"). Effective January 1, 2018, the cost basis of the U.S. Gas second lien loan was decreased by approximately $3.0 million due to a working capital adjustment. This loan is still subject to indemnification adjustments.
(33)Investment was purchased as part of the Sierra Acquisition and is part of the Sierra Reference Portfolio for purposes of the Sierra Credit Support Agreement.
(34)Investment is non-income producing.

See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	07/19	07/25	$16,434	$16,185	$16,434	2.2%	(7) (8) (10)
						16,434	16,185	16,434

Accelerate Learning, Inc.	Education Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	12/18	12/24	7,568	7,486	7,429	1.0%	(7) (8) (10)
						7,568	7,486	7,429

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.0% Cash	08/21	07/27	1,211	1,138	1,147	0.2%	(3) (7) (8) (10)
						1,211	1,138	1,147

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash, 1.50% PIK	10/18	10/24	24,874	24,684	24,016	3.2%	(7) (8) (11)
						24,874	24,684	24,016

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 8.8% Cash	08/21	07/25	5,500	5,091	5,106	0.7%	(3) (8) (10)
						5,500	5,091	5,106

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	280	—%	*(7)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	72	—%	*(7)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	9	—%	*(7)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	2	—%	*(7)
							363	363

Aftermath Bidco Corporation	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	04/19	04/25	9,425	9,299	9,303	1.3%	(7) (8) (10)
						9,425	9,299	9,303

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	6,170	6,170	6,822	0.9%
						6,170	6,170	6,822

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	06/21	07/27	11,540	11,265	11,280	1.5%	(7) (8) (10)
						11,540	11,265	11,280

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 8.5% Cash	04/21	04/29	6,460	6,325	6,460	0.9%	*(7) (8) (10)
		Partnership Units (348.68 units)	N/A	04/21	N/A		349	689	0.1%	*(7)
						6,460	6,674	7,149

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.0%, 9.8% Cash	05/21	05/29	18,157	17,642	17,975	2.4%	(7) (8) (10)
						18,157	17,642	17,975

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	11/21	11/27	4,091	3,958	3,955	0.5%	(7) (8) (9)
		Revolver	LIBOR + 5.5%, 6.3% Cash	11/21	11/27	—	(13)	(14)	—%	(7) (8) (10)
						4,091	3,945	3,941

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note	10.0% Cash, 5.0% PIK	08/20	08/25	14,395	13,459	16,051	2.2%	*(3)
						14,395	13,459	16,051

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	11/21	11/28	2,801	2,580	2,576	0.3%	(3) (7) (8) (14)
						2,801	2,580	2,576

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.3% Cash	02/19	02/25	$13,528	$13,355	$13,284	1.8%	(7) (8) (9)
						13,528	13,355	13,284

AP Aristotle Holdings, LLC	Oil Field Services	Subordinated Term Loan	19.8% Cash	12/21	06/25	1,883	1,890	1,854	0.2%	*(7)
						1,883	1,890	1,854

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	GBP LIBOR + 6.25%, 6.8% Cash	01/20	01/27	1,974	1,869	1,970	0.3%	(3) (7) (8) (12)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	01/20	01/27	278	264	278	—%	(3) (7)
						2,252	2,133	2,248

Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	09/21	09/27	4,656	4,717	4,552	0.6%	(3) (7) (8) (14)
		Preferred Stock (13 shares)	N/A	09/21	N/A		120	111	—%	(3) (7)
		Common Stock (48 shares)	N/A	09/21	N/A		12	11	—%	(3) (7)
						4,656	4,849	4,674

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.5%, 5.5% Cash	02/21	03/28	3,902	3,874	3,823	0.5%	(3) (7) (8) (17)
						3,902	3,874	3,823

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.5%, 8.0% Cash	03/21	03/29	20,000	19,510	20,000	2.7%	(7) (8) (10)
						20,000	19,510	20,000

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.0%, 6.1% Cash	12/21	12/28	6,042	5,696	5,766	0.8%	(3) (7) (8) (17)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	1,510	1,446	1,465	0.2%	(3) (7) (8) (17)
		Revolver	SONIA + 6.0%, 6.1% Cash	12/21	12/22	—	(4)	(5)	—%	(3) (7) (8) (17)
						7,552	7,138	7,226

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 4.8% Cash	04/19	04/26	9,248	9,244	9,248	1.2%	(7) (8) (10)
						9,248	9,244	9,248

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	10/20	10/27	8,415	8,761	8,255	1.1%	(3) (7) (8) (14)
						8,415	8,761	8,255

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.5%, 5.8% Cash	12/20	12/27	2,682	2,559	2,682	0.4%	(3) (7) (8) (16)
		First Lien Senior Secured Term Loan	LIBOR + 5.5%, 5.8% Cash	05/21	12/27	672	653	672	0.1%	(3) (7) (8) (10)
						3,354	3,212	3,354

Armstrong Transport Group (Pele Buyer, LLC )	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	06/19	06/24	4,020	3,961	3,939	0.5%	(7) (8) (10)
						4,020	3,961	3,939

ASPEQ Heating Group LLC	Building Products, Air & Heating	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	11/19	11/25	8,464	8,377	8,464	1.1%	(7) (8) (9)
						8,464	8,377	8,464

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 5.8% Cash	11/21	11/28	5,786	5,479	5,535	0.7%	(3) (7) (8) (16)
						5,786	5,479	5,535

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	12/19	12/26	1,592	1,521	1,439	0.2%	(3) (7) (8) (15)
		First Lien Senior Secured Term Loan	SONIA + 6.25%, 6.3% Cash	04/21	12/26	907	897	820	0.1%	(3) (7) (8) (17)
						2,499	2,418	2,259

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.0% Cash	11/21	11/27	$6,457	$6,040	$6,158	0.8%	(3) (7) (8) (20)
						6,457	6,040	6,158

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 4.3% Cash, 0.25% PIK	08/18	03/25	4,867	4,405	4,458	0.6%	(8) (10)
		First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash, 1.0% PIK	08/18	10/26	748	693	693	0.1%	(8) (10)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	5,514	5,399	6,404	0.9%
						11,129	10,497	11,555

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	11/21	11/27	4,606	4,496	4,494	0.6%	(7) (10)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,260	1,235	1,234	0.2%	*(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	192	—%	*(7)
		Revolver	LIBOR + 5.25%, 6.3% Cash	11/21	11/27	—	(9)	(10)	—%	(7) (10)
						5,866	5,914	5,910

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	11/21	11/28	6,482	6,236	6,244	0.8%	(3) (7) (8) (14)
						6,482	6,236	6,244

BDP International, Inc. (f/k/a BDP Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/18	12/24	14,849	14,643	14,626	2.0%	(7) (8) (9)
						14,849	14,643	14,626

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 5.3% Cash	07/19	07/26	1,286	1,222	1,286	0.2%	(3) (7) (8) (18)
						1,286	1,222	1,286

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.30% Cash	10/21	09/27	2,427	2,336	2,327	0.3%	(7) (8) (10)
						2,427	2,336	2,327

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	02/21	02/28	7,960	8,062	7,741	1.0%	(3) (7) (8) (14)
						7,960	8,062	7,741

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 5.4% Cash	01/21	01/28	909	880	878	0.1%	(3) (7) (8) (13)
						909	880	878

Black Diamond Equipment Rentals LLC	Equipment Rental	Second Lien Loan	12.5% Cash	12/20	06/22	10,000	10,000	10,000	1.4%	(7) (25)
		Warrants 4.17 units)	N/A	12/20	N/A		1,010	864	0.1%	(7) (25)
						10,000	11,010	10,864

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/21	08/27	4,911	4,752	4,756	0.6%	(7) (8) (10)
						4,911	4,752	4,756

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	5,000	5,000	5,005	0.7%	*(7)
						5,000	5,000	5,005

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	10/21	10/28	1,918	1,883	1,862	0.3%	(3) (7) (8) (14)
						1,918	1,883	1,862

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	10/21	10/27	12,811	12,687	12,683	1.7%	(7) (8) (10)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	1,135	0.2%	*(7)
		Revolver	LIBOR + 5.75%, 6.8% Cash	10/21	10/27	—	(13)	(13)	—%	(7) (8) (10)
						12,811	13,781	13,805

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	$810	$810	$916	0.1%
						810	810	916

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 6.75%, 7.0% Cash	12/20	12/27	15,530	15,081	15,406	2.1%	(3) (7) (8) (17)
		Revolver	SONIA + 6.75%, 7.0% Cash	12/20	06/22	—	(2)	(5)	—%	(3) (7) (8) (17)
						15,530	15,079	15,401

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	10/18	10/24	6,634	6,587	6,634	0.9%	(7) (8) (9)
						6,634	6,587	6,634

Cadent, LLC (f/k/a Cross MediaWorks)	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	09/18	09/23	6,913	6,888	6,913	0.9%	(7) (8) (9)
						6,913	6,888	6,913

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/21	12/28	9,057	8,877	8,876	1.2%	(7) (8) (10)
		Revolver	LIBOR + 6.25%, 7.3% Cash	12/21	12/28	—	(19)	(19)	—%
						9,057	8,858	8,857

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 6.5%, 7.5% Cash	06/21	03/26	1,640	1,697	1,625	0.2%	(3) (7) (8) (21)
						1,640	1,697	1,625

Carlson Travel, Inc	Business Travel Management	First Lien Senior Secured Note	8.5% Cash	11/21	11/26	6,050	5,654	6,161	0.8%
		Common Stock (94,155 shares)	N/A	11/21	N/A		1,655	3,084	0.4%
						6,050	7,309	9,245

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/20	05/27	807	739	807	0.1%	(3) (7) (8) (14)
						807	739	807

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	10/21	10/28	4,556	4,444	4,355	0.6%	(3) (7) (8) (15)
						4,556	4,444	4,355

Cineworld Group PLC	Leisure Products	Super Senior Secured Term Loan	7.0% Cash, 8.3% PIK	11/20	05/24	1,786	1,591	2,128	0.3%	*(3)
		Super Senior Secured Term Loan	LIBOR + 8.25%, 9.3% Cash	07/21	05/24	994	961	1,054	0.2%	*(3) (8) (11)
		Warrants (553,375 units)	N/A	12/20	N/A		102	244	—%	*(3)
						2,780	2,654	3,426

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	01/20	01/26	12,587	12,384	12,448	1.7%	(7) (8) (10)
						12,587	12,384	12,448

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/19	05/25	19,106	18,897	19,106	2.6%	(7) (8) (10)
						19,106	18,897	19,106

CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	01/20	01/25	4,144	4,090	3,999	0.6%	(7) (8) (10)
		LLC Units (8,782 units)	N/A	01/20	N/A		352	227	—%	*(7)
						4,144	4,442	4,226

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	17,608	15,965	15,966	2.2%	*(7)
		LLC Units (547,591 units)	N/A	11/21	N/A		1,643	1,643	0.2%	*(7)
						17,608	17,608	17,609

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.40% Cash	11/21	11/28	$4,303	$4,199	$4,196	0.6%	(3) (7) (8) (10)
						4,303	4,199	4,196

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	LIBOR + 8.25%, 9.3% Cash	04/20	04/27	13,779	13,290	13,658	1.9%	(7) (8) (9)
		Class A Units (90,384 units)	N/A	04/20	N/A		90	101	—%	*(7)
		Class B Units (33,324.69 units)	N/A	04/20	N/A		—	186	—%	*(7)
						13,779	13,380	13,945

Contabo Finco S.À R.L	Internet Software & Services	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	11/21	10/26	5,949	5,819	5,830	0.8%	(3) (7) (8) (16)
						5,949	5,819	5,830

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	09/21	09/28	4,062	4,050	3,938	0.5%	(3) (7) (8) (14)
		Class A Units (440 units)	N/A	09/21	N/A		205	587	0.1%	(3) (7)
		Class B Units (191 units)	N/A	09/21	N/A		446	252	—%	(3) (7)
						4,062	4,701	4,777

Crash Champions	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	08/25	14,567	14,040	13,968	1.9%	(7) (8) (10)
						14,567	14,040	13,968

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	GBP LIBOR + 5.5%, 5.5% Cash	09/20	09/27	1,341	1,203	1,301	0.2%	(3) (7) (8) (13)
						1,341	1,203	1,301

Custom Alloy Corporation	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan	15.0% PIK	12/20	04/22	45,000	37,043	27,450	3.7%	(7) (24) (25)
		Revolver	15.0% PIK	12/20	04/22	4,255	3,738	2,596	0.3%	(7) (24) (25)
						49,255	40,781	30,046

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	5,913	5,724	5,766	0.8%	(3) (7) (8) (14)
		First Lien Senior Secured Term Loan	SOFR + 5.5%, 5.5% Cash	12/21	12/28	3,382	3,298	3,298	0.4%	(3) (7) (8) (22)
		6-Month Bridge Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	06/22	796	772	788	0.1%	(3) (7) (8) (14)
						10,091	9,794	9,852

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	01/21	01/27	2,817	2,762	2,774	0.4%	(7) (8) (10)
		LLC Units (161,290.32 units)	N/A	01/21	N/A		161	112	—%	*(7)
						2,817	2,923	2,886

Dart Buyer, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	04/19	04/25	12,217	12,047	11,734	1.6%	(3) (7) (8) (10)
						12,217	12,047	11,734

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	12/21	12/26	727	713	713	0.1%	*(7) (8) (9)
		Revolver	LIBOR + 6.0%, 7.0% Cash	12/21	12/26	—	(4)	(4)	—%	*(7) (8) (10)
		LLC Units (1,280.8 units)	N/A	12/21	N/A		55	55	—%	*(7)
						727	764	764

Discovery Education, Inc.	Publishing	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/20	10/26	11,815	11,626	11,815	1.6%	(7) (8) (10)
						11,815	11,626	11,815

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	04/19	12/23	6,880	6,841	6,715	0.9%	(7) (8) (9)
						6,880	6,841	6,715

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%,6.8% Cash	04/21	04/28	$2,729	$2,812	$2,676	0.4%	(3) (7) (8) (15)
						2,729	2,812	2,676

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	03/20	03/27	2,418	2,295	2,385	0.3%	(3) (7) (8) (15)
						2,418	2,295	2,385

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.0% Cash	09/21	09/28	1,230	1,205	1,202	0.2%	(3) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	09/21	09/28	131	105	113	—%	(3) (7) (8) (14)
						1,361	1,310	1,315

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.3% Cash	07/21	07/27	4,563	4,452	4,516	0.6%	(7) (8) (10)
						4,563	4,452	4,516

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.0% Cash	11/21	11/29	14,469	14,210	14,216	1.9%	*(7) (8) (10)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	531	0.1%	*(7)
						14,469	14,741	14,747

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	09/21	09/27	4,988	4,892	4,898	0.7%	(7) (8) (10)
						4,988	4,892	4,898

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	9,576	9,141	9,136	1.2%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	—	(59)	(59)	—%	(7) (8) (10)
						9,576	9,082	9,077

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	02/21	12/25	5,705	5,657	5,631	0.8%	(7) (8) (10)
						5,705	5,657	5,631

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	04/21	04/28	5,813	5,695	5,715	0.8%	(7) (8) (10)
						5,813	5,695	5,715

Eshipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	5,965	5,799	5,795	0.8%	(7) (8) (9)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	12/27	255	226	225	—%	(7) (8) (10)
						6,220	6,025	6,020

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	08/20	08/27	1,621	1,649	1,621	0.2%	(3) (7) (8) (14)
						1,621	1,649	1,621

Ferrellgas L.P.	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	3,146	0.4%	(3) (7)
							2,799	3,146

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	02/21	02/28	1,306	1,283	1,306	0.2%	(7) (8) (10)
						1,306	1,283	1,306

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	12/20	12/26	4,269	4,197	4,184	0.6%	(7) (8) (10)
						4,269	4,197	4,184

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,817	15,609	2.1%
						16,000	14,817	15,609

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	05/27	$4,697	$4,519	$4,541	0.6%	*(7) (8) (9)
		Partnership Units (937.5 units)	N/A	05/21	N/A		938	926	0.1%
						4,697	5,457	5,467

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.5%, 13.5% Cash	11/21	11/28	4,000	3,872	3,880	0.5%	(7) (8) (10)
		Common Stock (50,848 shares)	N/A	11/21	N/A		130	111	—%
						4,000	4,002	3,991

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	08/21	08/28	6,913	6,773	6,790	0.9%	*(7) (8) (10)
		LP Interest (1,160.9 units)	N/A	08/21	N/A		12	30	—%	*(7)
		LP Units (5,104.32 units)	N/A	08/21	N/A		51	132	—%	*(7)
						6,913	6,836	6,952

GTM Intermediate Holdings, Inc.	Medical Equipment Manufacturer	Second Lien Loan	11.0% Cash, 1.0% PIK	12/20	12/24	11,500	11,449	11,500	1.5%	(7) (25)
		Series A Preferred Units (1,434,472.41 units)	N/A	12/20	N/A		2,166	2,290	0.3%	(7) (25)
		Series C Preferred Units (715,649.59 units)	N/A	12/20	N/A		1,081	1,184	0.2%	(7) (25)
						11,500	14,696	14,974

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 7.8% Cash	11/21	08/26	832	799	774	0.1%	(8) (9)
						832	799	774

Hawaiian Airlines 2020-1 Class B Pass Through Certificates	Airlines	Structured Secured Note - Class B	11.3% Cash	08/20	09/25	6,093	6,093	7,213	1.0%
						6,093	6,093	7,213

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/27	9,343	9,096	9,093	1.2%	*(7)
						9,343	9,096	9,093

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	08/19	08/25	14,075	13,976	13,794	1.9%	(7) (8) (10)
						14,075	13,976	13,794

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	11/21	11/27	7,368	7,199	7,221	1.0%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.5% Cash	11/21	11/27	—	(54)	(53)	—%	(7) (8) (10)
						7,368	7,145	7,168

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.0%, 5.0% Cash	09/19	09/26	8,789	9,380	8,612	1.2%	(3) (7) (8) (15)
						8,789	9,380	8,612

Highpoint Global LLC	Government Services	Second Lien Note	12.0% Cash, 2.0% PIK	12/20	09/22	5,416	5,395	5,416	0.7%	(7) (25)
						5,416	5,395	5,416

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	03/21	03/27	3,830	3,762	3,753	0.5%	(7) (8) (10)
						3,830	3,762	3,753

HTI Technology & Industries	Electronic Component Manufacturing	Second Lien Note	12.0% Cash, 4.8% PIK	12/20	09/24	22,746	22,096	22,215	3.0%	(7) (25)
						22,746	22,096	22,215

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/18	12/24	13,437	13,189	13,137	1.8%	(7) (8) (9)
						13,437	13,189	13,137

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
IGL Holdings III Corp.	Commercial Printing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/20	11/26	$4,324	$4,231	$4,268	0.6%	(7) (8) (10)
						4,324	4,231	4,268

IM Analytics Holding, LLC (d/b/a NVT)	Electronic Instruments & Components	First Lien Senior Secured Term Loan	LIBOR + 7.0%, 8.0% Cash	11/19	11/23	8,126	8,085	6,603	0.9%	(7) (8) (10)
		Warrants (68,950 units)	N/A	11/19	N/A		—	—	—%	(7) (8)
						8,126	8,085	6,603

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	04/28	7,051	7,232	6,938	0.9%	(3) (7) (8) (15)
						7,051	7,232	6,938

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	11/21	11/28	9,243	8,947	8,989	1.2%	(3) (7) (8) (14)
						9,243	8,947	8,989

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	04/21	04/28	6,256	6,321	5,876	0.8%	(3) (7) (8) (14)
						6,256	6,321	5,876

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.13%, 6.1% Cash	12/20	12/27	5,271	5,495	5,263	0.7%	(3) (7) (8) (14)
						5,271	5,495	5,263

ISS#2, LLC (d/b/a Industrial Services Solutions)	Commercial Services & Supplies	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	02/20	02/26	6,737	6,639	6,407	0.9%	(7) (8) (10)
						6,737	6,639	6,407

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	721	705	705	0.1%	(7) (8) (9)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	—	(2)	(2)	—%	(7) (8) (10)
						721	703	703

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 4.5% Cash, 2.0% PIK	11/19	12/26	2,315	2,257	2,315	0.3%	(3) (7) (8) (11)
						2,315	2,257	2,315

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/21	09/24	2,543	2,487	2,486	0.3%	(7) (8) (10)
		Revolver	LIBOR + 5.25%, 6.3% Cash	12/21	09/24	—	(6)	(6)	—%	(7) (8) (10)
						2,543	2,481	2,480

Jedson Engineering, Inc.	Engineering & Construction Management	First Lien Loan	12.0% Cash	12/20	06/24	2,650	2,650	2,650	0.4%	(7) (25)
						2,650	2,650	2,650

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	4,165	4,165	4,805	0.6%
						4,165	4,165	4,805

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	05/21	07/24	3,866	3,763	3,711	0.5%	(7) (8) (10)
						3,866	3,763	3,711

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	11/20	11/26	9,002	8,773	8,728	1.2%	*(7) (8) (11)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	205	—%	*(7)
						9,002	8,976	8,933

Kene Acquisition, Inc. (En Engineering)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.3% Cash	08/19	08/26	7,225	7,125	7,080	1.0%	(7) (8) (9)
						7,225	7,125	7,080

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	10/21	10/27	$9,362	$9,168	$9,174	1.2%	*(7) (8) (10)
		Partnership Equity (637,677.11 units)	N/A	10/21	N/A		638	638	0.1%
						9,362	9,806	9,812

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	12/20	12/27	8,994	8,785	8,994	1.2%	(7) (8) (10)
						8,994	8,785	8,994

LAF International	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	03/21	03/28	1,478	1,543	1,446	0.2%	(3) (7) (8) (15)
						1,478	1,543	1,446

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	12/21	12/28	5,017	4,770	4,810	0.7%	(3) (7) (8) (14)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,417	1,363	1,375	0.2%	(3) (7)
		Revolver	EURIBOR + 6.0%, 6.0% Cash	12/21	12/24	314	292	295	—%	(3) (7) (8) (14)
						6,748	6,425	6,480

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 4.3% Cash	08/20	12/23	135	95	128	—%	(8) (9)
		First Lien Senior Secured Term Loan	LIBOR + 3.0%, 3.0% Cash, 10.2% PIK	08/20	12/23	7,954	7,909	7,959	1.1%	*(10)
						8,089	8,004	8,087

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	03/22	11,836	10,129	5,918	0.8%	(7) (24) (25)
						11,836	10,129	5,918

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	01/21	12/25	918	908	910	0.1%	(7) (8) (10)
						918	908	910

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	12/21	12/28	1,944	1,872	1,880	0.3%	(3) (7) (8) (14)
		Revolver	EURIBOR + 5.0%, 5.0% Cash	12/21	06/27	—	(4)	(4)	—%	(3) (7) (8) (14)
						1,944	1,868	1,876

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	07/21	06/27	3,687	3,598	3,656	0.5%	*(7) (8) (10)
		Partnership Units (746.66 units)	N/A	06/21	N/A		747	761	0.1%	*(7)
						3,687	4,345	4,417

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	11/19	11/25	2,933	2,892	2,933	0.4%	(7) (8) (10)
		First Lien Senior Secured Term Loan	GBP LIBOR + 6.0%, 7.0% Cash	12/20	11/25	4,442	4,303	4,442	0.6%	(7) (8) (12)
						7,375	7,195	7,375

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	LIBOR + 7.0%, 7.5% Cash	11/21	11/29	4,421	4,377	4,362	0.6%	(8) (10)
						4,421	4,377	4,362

MNS Buyer, Inc.	Construction & Building	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	08/21	08/27	921	903	905	0.1%	*(7) (8) (9)
		Partnership Units (76.92 units)	N/A	08/21	N/A		77	78	—%	*(7)
						921	980	983

Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 6.8% Cash	12/20	12/26	8,368	8,281	8,299	1.1%	(3) (7) (8) (19)
						8,368	8,281	8,299

MSG National Properties	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.0% Cash	11/20	11/25	2,437	2,378	2,486	0.3%	(3) (7) (8) (10)
						2,437	2,378	2,486

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	GBP LIBOR + 4.75%, 4.8% Cash	11/20	11/27	$5,252	$4,951	$5,104	0.7%	(3) (7) (8) (13)
						5,252	4,951	5,104

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	08/20	08/26	7,462	7,288	7,313	1.0%	(7) (8) (10)
						7,462	7,288	7,313

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/21	12/27	5,680	5,581	5,580	0.7%	*(7) (8) (10)
		Revolver	LIBOR + 5.25%, 6.3% Cash	12/21	12/27		(23)	(23)	—%	*(7) (8) (10)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	459	0.1%	*(7)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	51	—%	*(7)
						5,680	6,068	6,067

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	02/21	02/27	2,727	2,668	2,703	0.4%	(7) (8) (10)
						2,727	2,668	2,703

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	12/21	10/28	1,691	1,620	1,630	0.2%	(3) (7) (8) (17)
		First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	12/21	04/22	103	102	101	—%	(3) (7) (8) (17)
						1,794	1,722	1,731

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions)	Energy Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.3% Cash	10/18	10/25	4,753	4,734	4,677	0.6%	(7) (8) (9)
						4,753	4,734	4,677

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/21	09/27	2,500	2,452	2,450	0.3%	(7) (8) (10)
						2,500	2,452	2,450

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 6.8% Cash	12/21	12/28	8,501	8,331	8,331	1.1%	*(7) (8) (10)
		Revolver	LIBOR + 6.0%, 6.8% Cash	12/21	12/28	—	(27)	(27)	—%	*(7) (8) (10)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	211	—%	*(7)
						8,501	8,515	8,515

Odeon Cinemas Group Limited	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	10.8% Cash	02/21	08/23	3,954	4,055	4,033	0.5%	(3) (7)
						3,954	4,055	4,033

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	2,916	2,997	2,843	0.4%	(3) (7) (8) (14)
						2,916	2,997	2,843

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	12/20	12/26	11,831	11,461	11,491	1.5%	(7) (8) (9)
						11,831	11,461	11,491

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	12/19	12/25	2,313	2,282	2,267	0.3%	(3) (7) (8) (10)
						2,313	2,282	2,267

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	06/21	05/28	3,100	3,141	3,028	0.4%	(3) (7) (8) (17)
						3,100	3,141	3,028

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	06/21	06/28	597	582	584	0.1%	(3) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	377	394	369	—%	(3) (7) (8) (14)
						974	976	953

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/21	12/27	$2,281	$2,235	$2,235	0.3%	(7) (8) (9)
		Revolver	LIBOR + 5.75%, 6.8% Cash	12/21	12/27	—	(4)	(4)	—%	(7) (8) (10)
						2,281	2,231	2,231

Pacific Health Supplies Bidco Pty Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 6.0%, 6.5% Cash	12/20	12/25	8,779	8,730	8,529	1.1%	(3) (7) (8) (20)
						8,779	8,730	8,529

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	12/19	12/26	4,638	4,478	4,638	0.6%	(3) (7) (14)
						4,638	4,478	4,638

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 7.8% Cash	02/20	02/27	3,764	3,685	3,591	0.5%	(3) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	02/20	02/27	3,216	3,017	3,068	0.4%	(3) (7) (8) (14)
						6,980	6,702	6,659

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/21	08/27	9,062	8,710	8,707	1.2%	*(7) (8) (10)
		Class A-2 Partnership Units (26.32units)	N/A	08/21	N/A		29	29	—%	*(7)
						9,062	8,739	8,736

Permaconn Bidco Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.5%, 6.5% Cash	12/21	12/27	15,012	14,386	14,599	2.0%	(3) (7) (8) (19)
						15,012	14,386	14,599

Polara Enterprises, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	4,243	4,159	4,158	0.6%	*(7) (8) (10)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	—	(11)	(11)	—%	*(7) (8) (10)
		Partnership Units (3,820.44 units)	N/A	12/21	N/A		382	382	—%	*(7)
						4,243	4,530	4,529

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash, 4.0% PIK	12/21	06/26	45,831	44,018	44,008	5.9%	*(7) (8) (10)
		Warrants - Class A (28,260 units)	N/A	12/21	N/A		—	—	—%	*(7)
		Warrants - Class B (9,537 units)	N/A	12/21	N/A		—	—	—%	*(7)
		Warrants - Class CC (980 units)	N/A	12/21	N/A		—	—	—%	*(7)
		Warrants - Class D (2,520 units)	N/A	12/21	N/A		—	—	—%	*(7)
						45,831	44,018	44,008

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/20	12/26	14,853	14,597	14,556	2.0%	(7) (8) (10)
						14,853	14,597	14,556

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	06/21	06/28	4,094	4,113	4,010	0.5%	(3) (7) (8) (14)
						4,094	4,113	4,010

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.5%, 5.5% Cash	08/21	07/28	2,789	2,695	2,764	0.4%	(3) (7) (8) (23)
						2,789	2,695	2,764

Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	03/19	03/25	6,174	6,115	5,945	0.8%	(7) (8) (10)
						6,174	6,115	5,945

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	03/19	10/24	1,836	1,833	1,809	0.2%	(7) (8) (10)
						1,836	1,833	1,809

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	03/21	03/27	$2,227	$2,269	$2,195	0.3%	(3) (7) (8) (14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	03/21	03/28	1,548	1,561	1,495	0.2%	(3) (7) (8) (14)
						3,775	3,830	3,690

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.0% Cash	09/21	09/26	1,632	1,564	1,605	0.2%	(3) (7) (8) (20)
						1,632	1,564	1,605

Questel Unite	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.8% Cash	12/20	12/27	6,892	6,802	6,851	0.9%	(3) (7) (8) (10)
						6,892	6,802	6,851

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.5% Cash	08/20	08/26	11,648	11,460	11,648	1.6%	*(7) (8) (10)
		Partnership Equity (187,235 units)	N/A	03/21	N/A		187	150	—%	*(7)
						11,648	11,647	11,798

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	11/21	11/27	4,854	4,735	4,733	0.7%	*(7) (8) (11)
		Partnership Equity (197,368.42 units)	N/A	11/21	N/A		197	203	—%	*(7)
						4,854	4,932	4,936

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	12/20	12/26	7,614	7,416	7,478	1.0%	(7) (8) (10)
						7,614	7,416	7,478

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.0%, 7.8% Cash	04/21	04/29	4,011	3,934	3,930	0.5%	(7) (8) (10)
						4,011	3,934	3,930

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 6.8% Cash	08/21	06/28	2,869	2,807	2,776	0.4%	(3) (7) (8) (17)
						2,869	2,807	2,776

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	1,899	1,835	1,843	0.3%	(3) (7) (8) (14)
		Revolver	EURIBOR + 5.5%, 5.5% Cash	12/21	06/28	—	(5)	(5)	—%	(3) (7) (8) (14)
		Super Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	230	222	223	—%	(3) (7) (8) (14)
						2,129	2,052	2,061

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	10/20	10/25	7,612	7,426	7,455	1.0%	(7) (8) (10)
						7,612	7,426	7,455

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	01/19	05/24	9,543	9,524	9,543	1.3%	(7) (8) (10)
						9,543	9,524	9,543

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	12/20	12/26	12,026	11,798	11,755	1.5%	*(7) (8) (9)
		Preferred Stock (372.1 shares)	N/A	12/20	N/A		372	510	0.1%	*(7)
						12,026	12,170	12,265

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	12/21	12/28	1,748	1,705	1,705	0.2%	(7) (8) (10)
		Revolver	LIBOR + 5.5%, 6.3% Cash	12/21	12/28	—	(7)	(7)	—%	(7) (8) (10)
						1,748	1,698	1,698

Serta Simmons Bedding LLC	Home Furnishings	Super Priority First Out	LIBOR + 7.5%, 8.5% Cash	06/20	08/23	7,350	7,229	7,409	1.0%	(8) (9)
		Super Priority Second Out	LIBOR + 7.5%, 8.5% Cash	06/20	08/23	3,607	3,374	3,365	0.4%	(8) (9)
						10,957	10,603	10,774

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/20	12/26	$7,009	$6,869	$6,771	0.9%	(7) (8) (10)
						7,009	6,869	6,771

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	16,471	16,102	16,094	2.2%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	—	(23)	(24)	—%	(7) (8) (10)
						16,471	16,079	16,070

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.3% Cash	10/18	10/25	4,593	4,571	4,553	0.6%	(7) (8) (10)
		First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.3% Cash	12/20	10/25	—	(12)	(6)	—%	(7) (8) (10)
						4,593	4,559	4,547

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/20	12/26	18,394	18,080	18,394	2.5%	(7) (8) (9)
						18,394	18,080	18,394

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/19	12/26	10,346	10,179	10,346	1.4%	(7) (8) (10)
						10,346	10,179	10,346

SPT Acquico Limited	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	01/21	12/27	658	644	658	0.1%	(3) (7) (8) (10)
						658	644	658

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	GBP LIBOR + 6.75%, 6.8% Cash	12/20	11/27	2,754	2,488	2,722	0.4%	(3) (7) (8) (12)
						2,754	2,488	2,722

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.4%, 6.9% Cash	10/21	04/27	7,500	7,391	7,388	1.0%	(3) (7) (8) (10)
						7,500	7,391	7,388

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	23,175	22,711	22,711	3.0%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	—	(37)	(37)	—%	(7) (8) (10)
						23,175	22,674	22,674

Syniverse Holdings, Inc.	Technology Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/18	03/23	17,314	16,493	17,192	2.3%	(8) (10)
						17,314	16,493	17,192

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	11/21	10/28	2,056	2,018	2,016	0.3%	(3) (7) (8) (9)
		Revolver	LIBOR + 5.5%, 6.3% Cash	11/21	10/26	442	432	432	—%	(3) (7) (8) (9)
						2,498	2,450	2,448

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	8.8% PIK	07/21	07/28	1,995	1,957	1,960	0.3%	(7)
		Common Stock (1,227.79 shares)	N/A	07/21	N/A		50	65	—%	(7)
						1,995	2,007	2,025

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	11/21	11/28	8,726	8,428	8,441	1.1%	(3) (7) (8) (14)
		Revolver	EURIBOR + 5.5%, 5.5% Cash	11/21	05/28	108	97	97	—%	(3) (7) (8) (14)
						8,834	8,525	8,538

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	5,486	5,375	5,374	0.7%	(7) (8) (10)
		Revolver	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	—	(20)	(20)	—%	(7) (8) (10)
						5,486	5,355	5,354

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.3% Cash	10/21	12/27	$847	$776	$776	0.1%	(7) (8) (10)
		Revolver	LIBOR + 4.25%, 5.3% Cash	10/21	12/27	—	(14)	(14)	—%	(7) (8) (10)
		Subordinated Term Loan	7.8% PIK	10/21	10/28	3,333	3,268	3,267	0.4%	*(7)
						4,180	4,030	4,029

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/19	12/26	20,279	19,880	19,874	2.7%	(7) (8) (10)
		First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	12/19	12/26	55	(1)	(2)	—%	(7) (8) (10)
						20,334	19,879	19,872

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	11/19	08/25	6,583	6,393	6,482	0.9%	(8) (11)
						6,583	6,393	6,482

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	02/20	02/25	6,035	5,946	5,846	0.8%	(7) (8) (10)
						6,035	5,946	5,846

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 4.6% Cash	08/18	12/24	11,330	11,260	11,160	1.5%	(7) (8) (9)
						11,330	11,260	11,160

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	02/21	02/27	14,888	14,665	14,888	2.0%	(7) (8) (10)
						14,888	14,665	14,888

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/19	12/26	15,002	14,623	14,611	2.0%	(7) (8) (10)
						15,002	14,623	14,611

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	09/18	09/23	11,988	11,777	11,778	1.6%	(7) (8) (10)
		Class A LLC Units (440.97 units)	N/A	09/18	N/A		481	412	—%	*(7)
						11,988	12,258	12,190

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	11/21	12/25	8,430	8,226	8,220	1.1%	(7) (8) (10)
						8,430	8,226	8,220

Turf Products, LLC	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt	10.0% Cash	12/20	10/23	8,697	8,384	8,627	1.2%	(7) (25)
						8,697	8,384	8,627

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	07/21	09/26	4,500	4,406	4,423	0.6%	(7) (8) (10)
						4,500	4,406	4,423

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan	9.5% Cash	12/20	07/25	2,285	1,785	1,785	0.2%	(7) (25)
		Second Lien Loan	9.5% Cash	12/20	07/25	2,485	—	—	—%	(7) (25) (26)
						4,770	1,785	1,785

U.S. Silica Company	Metal & Glass Containers	First Lien Senior Secured Term Loan	LIBOR + 4.0%, 5.0% Cash	08/18	05/25	1,472	1,474	1,437	0.2%	(3) (8) (9)
						1,472	1,474	1,437

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.0%, 7.1% Cash	09/20	09/27	12,312	11,399	12,090	1.6%	(3) (7) (8) (16)
						12,312	11,399	12,090

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/18	11/24	16,222	16,065	16,222	2.2%	(7) (8) (10)
						16,222	16,065	16,222

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	09/20	09/27	$1,706	$1,706	$1,673	0.2%	(3) (7) (8) (14)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 5.5% Cash	02/21	09/27	3,518	3,456	3,451	0.5%	(3) (7) (8) (10)
						5,224	5,162	5,124

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 4.8% Cash	07/19	05/25	4,783	4,687	4,764	0.6%	(7) (8) (9)
						4,783	4,687	4,764

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	5,000	5,000	4,905	0.7%
						5,000	5,000	4,905

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	06/21	06/28	7,802	7,656	7,676	1.1%	*(7) (8) (10)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		164	171	—%	*(7)
						7,802	7,820	7,847

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/20	06/25	2,152	2,090	2,152	0.3%	(7) (8) (10)
						2,152	2,090	2,152

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	11,512	11,285	11,282	1.5%	*(7) (8) (10)
		Revolver	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	172	128	127	0.1%	*(7) (8) (10)
		Common Stock (1,663,307.18 shares)	N/A	12/21	N/A		1,663	1,663	0.2%	*(7)
						11,684	13,076	13,072

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	01/20	01/26	3,280	3,202	3,280	0.4%	(7) (8) (9)
		First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	09/20	01/26	9,009	8,852	8,872	1.2%	(7) (8) (9)
						12,289	12,054	12,152

Subtotal Non–Control / Non–Affiliate Investments (200.9%)						1,518,708	1,494,031	1,490,113

Affiliate Investments: (4)
Eclipse Business Capital, LLC	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,502	4,738	0.6%	*(7)
		Revolver	LIBOR + 7.25%	07/21	07/28	1,818	1,691	1,818	12.5%	*(7) (10)
		LLC Units (89,447,396 units)	N/A	07/21	N/A		89,850	92,668	0.3%	*(7)
						6,363	96,043	99,224

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	06/19	N/A		30,158	37,601	5.1%	*(3)
							30,158	37,601

JSC Tekers Holdings	Real Estate Management	Preferred Stock (9,159,085 shares)	N/A	12/20	N/A		4,753	6,197	0.8%	(3) (7) (25)
		Common Stock (3,201 shares)	N/A	12/20	N/A		—	—	—%	(3) (7) (25)
							4,753	6,197

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	02/27	5,451	5,451	5,451	0.7%	(3) (7) (25)
		Senior Subordinated Loan	3.1% PIK	12/20	05/22	9,525	9,525	9,525	1.3%	(3) (7) (25)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	04/21	04/25	7,307	7,639	7,307	1.0%	(3) (7) (25)
		Common Stock (900 shares)	N/A	12/20	N/A		21,264	24,825	3.3%	(3) (7) (25)
						22,283	43,879	47,108

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Thompson Rivers LLC	Investment Funds & Vehicles	15.90% Member Interest	N/A	06/20	N/A		$79,414	$84,438	11.3%	*(3)
							79,414	84,438

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		13,720	13,501	1.8%	*(3)
							13,720	13,501

Subtotal Affiliate Investments (38.8%)						$28,646	267,967	288,069

Control Investments: (5)
MVC Automotive Group Gmbh	Automotive	Bridge Loan	6.0% Cash	12/20	06/26	7,149	7,149	7,149	1.0%	(3) (7) (25)
		Common Equity Interest (18,000 shares)	N/A	12/20	N/A		9,553	7,699	1.0%	(3) (7) (25)
						7,149	16,702	14,848

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest	N/A	12/20	N/A		225	188	—%	(3) (25)
		Limited Partnership Interest	N/A	12/20	N/A		8,899	7,376	1.0%	(3) (25)
							9,124	7,564

Subtotal Control Investments 3.0%)						7,149	25,826	22,412

Total Investments, December 31, 2021 (242.7%)						$1,554,503	$1,787,824	$1,800,594

Derivative Instruments

Credit Support Agreement(a)(b)(d)
Description	Counterparty	Settlement Date(c)	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000	$15,400	$1,800

Total Credit Support Agreement, December 31, 2021					$1,800
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
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the MVC Credit Support Agreement.

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$31,601	$22,850	Bank of America, N.A.	01/06/22	$126
Foreign currency forward contract (AUD)	A$2,099	$1,508	HSBC Bank USA	01/06/22	18
Foreign currency forward contract (AUD)	$20,727	A$28,700	Citibank N.A.	01/06/22	(139)
Foreign currency forward contract (AUD)	$3,580	A$5,000	HSBC Bank USA	04/08/22	(55)
Foreign currency forward contract (AUD)	$18,247	A$25,386	Bank of America, N.A.	04/08/22	(215)

Foreign currency forward contract (CAD)	$3,230	$2,528	Bank of America, N.A.	01/06/22	29
Foreign currency forward contract (CAD)	$3,000	$2,425	HSBC Bank USA	01/06/22	(50)
Foreign currency forward contract (CAD)	$4,881	$6,230	HSBC Bank USA	01/06/22	(51)
Foreign currency forward contract (CAD)	$2,506	$3,203	Bank of America, N.A.	04/08/22	(29)

Foreign currency forward contract (DKK)	2,143kr.	$326	Bank of America, N.A.	01/06/22	1
Foreign currency forward contract (DKK)	$335	2,143kr.	Bank of America, N.A.	01/06/22	7
Foreign currency forward contract (DKK)	$323	2,116kr.	Bank of America, N.A.	04/08/22	(1)

Foreign currency forward contract (EUR)	€52,583	$59,524	Bank of America, N.A.	01/06/22	275
Foreign currency forward contract (EUR)	€5,020	$5,701	HSBC Bank USA	04/08/22	18
Foreign currency forward contract (EUR)	$24,722	€21,500	Bank of America, N.A.	01/06/22	271
Foreign currency forward contract (EUR)	$14,563	€12,900	HSBC Bank USA	01/06/22	(108)
Foreign currency forward contract (EUR)	$20,655	€18,183	BNP Paribas SA	01/06/22	(23)
Foreign currency forward contract (EUR)	$60,413	€53,265	Bank of America, N.A.	04/08/22	(282)
Foreign currency forward contract (EUR)	$1,130	€1,000	HSBC Bank USA	04/08/22	(10)
Foreign currency forward contract (EUR)	$8,514	€7,500	BNP Paribas SA	04/08/22	(33)

Foreign currency forward contract (GBP)	£9,900	$13,220	Bank of America, N.A.	01/06/22	190
Foreign currency forward contract (GBP)	$13,349	£9,900	BNP Paribas SA	01/06/22	(60)
Foreign currency forward contract (GBP)	$6,122	£4,599	Bank of America, N.A.	04/08/22	(104)

Foreign currency forward contract (SEK)	1,792kr	$198	HSBC Bank USA	01/07/22	—
Foreign currency forward contract (SEK)	$204	1,792kr	Bank of America, N.A.	01/07/22	6
Foreign currency forward contract (SEK)	$207	1,875kr	HSBC Bank USA	04/08/22	—
Total Foreign Currency Forward Contracts, December 31, 2021					$(219)
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2021 represented 242.7% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
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
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the year ended December 31, 2021 were as follows:

		December 31, 2020 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company(6)	Type of Investment(a)
Advantage Insurance, Inc.(e)	Preferred Stock (587,001 shares)	$5,947	$—	$(5,870)	$(77)	$—	$—	$72
		5,947	—	(5,870)	(77)	—	—	72

Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	—	4,502	—	—	236	4,738	170
	Revolver (LIBOR + 7.25%)	—	1,691	—	—	127	1,818	53
	LLC units (89,447,396 units)	—	89,850	—	—	2,818	92,668	3,582
		—	96,043	—	—	3,181	99,224	3,805

Jocassee Partners LLC	9.1% Member Interest	22,624	10,000	—	—	4,977	37,601	—
		22,624	10,000	—	—	4,977	37,601	—

JSC Tekers Holdings(e)	Preferred Stock (9,159,085 shares)	4,753	—	—	—	1,444	6,197	—
	Common Stock (3,201 shares)	—	—	—	—	—	—	—
		4,753	—	—	—	1,444	6,197	—

Security Holdings B.V(e)	Bridge Loan (5.0% PIK 5/31/2021)	5,188	263	—	—	—	5,451	276
	Senior Subordinated Loan (3.1% PIK)	8,746	779	—	—	—	9,525	285
	Senior Unsecured Term Loan (9.0% PIK)	—	8,831	(1,168)	(24)	(332)	7,307	820
	Common Equity Interest	21,329	—	—	—	3,496	24,825	—
		35,263	9,873	(1,168)	(24)	3,164	47,108	1,381

Thompson Rivers LLC	15.90% Member Interest	10,012	69,414	—	—	5,012	84,438	4,776
		10,012	69,414	—	—	5,012	84,438	4,776

Waccamaw River LLC	20% Member Interest	—	13,763	(68)	—	(194)	13,501	280
		—	13,763	(68)	—	(194)	13,501	280

Total Affiliate Investments		$78,599	$199,093	$(7,106)	$(101)	$17,584	$288,069	$10,314
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
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. On August 2, 2018, the Company entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) and became an externally-managed BDC managed by Barings LLC (“Barings” or the “Adviser”). An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the New Barings BDC Advisory Agreement (as defined in “Note 2 – Agreements and Related Party Transactions”) (and, from January 1, 2021 to February 25, 2022, pursuant to the terms of the Amended and Restated Advisory Agreement (as defined in “Note 2 – Agreements and Related Party Transactions”)) and reimburses Barings, in its role as the Company’s administrator, for its provision of administrative services to the Company pursuant to the Administration Agreement. See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Company’s investment advisory agreement and administration agreement.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Purchase Programs
In connection with the completion of the Company’s acquisition of MVC on December 23, 2020 (the “MVC Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. The MVC repurchase program terminated on May 6, 2022. During the nine months ended September 30, 2022, the Company repurchased a total of 207,677 shares of common stock in the open market under the authorized program at an average price of $10.14 per share, including broker commissions.
In connection with the completion of the Company’s acquisition of Sierra on February 25, 2022 (the “Sierra Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing on April 1, 2022 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as subject to compliance with the Company’s covenant and regulatory requirements. During the three and nine months ended September 30, 2022, the Company repurchased a total of 903,787 and 2,213,229 shares of common stock, respectively, in the open market under the authorized program at an average price of $9.42 and $9.72 per share, respectively, including broker commissions.
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
For the three and nine months ended September 30, 2022, the Base Management Fee determined in accordance with the terms of the New Barings BDC Advisory Agreement was approximately $8.3 million and $21.5 million, respectively. For the three and nine months ended September 30, 2021, the Base Management Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was approximately $5.3 million and $14.1 million, respectively. As of September 30, 2022, the Base Management Fee of $8.3 million for the three months ended September 30, 2022 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Base Management Fee of $5.4 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three and nine months ended September 30, 2022, the Income-Based Fee determined in accordance with the terms of the New Barings BDC Advisory Agreement was $1.8 million and $6.6 million, respectively. For the three and nine months ended September 30, 2021, the Income-Based Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was $4.4 million and $10.7 million, respectively. As of September 30, 2022, the Income-Based Fee of $1.8 million was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2021, the Income-Based Fee of $4.1 million for the three months ended December 31, 2021 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three or nine months ended September 30, 2022 or 2021.
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
For the three and nine months ended September 30, 2022, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.9 million and $2.7 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.8 million and $1.8 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of September 30, 2022, the administrative expenses of $0.9 million for the three months ended September 30, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the administrative expenses of $0.8 million incurred for the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company entered into a Credit Support Agreement (the “MVC Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. A summary of the material terms of the MVC Credit Support Agreement are as follows:
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Sierra Credit Support Agreement
In connection with the Sierra Acquisition on February 25, 2022, promptly following the closing of the Company’s merger with Sierra, the Company entered into a Credit Support Agreement (the “Sierra Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. A summary of the material terms of the Sierra Credit Support Agreement are as follows:
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company's debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2022:
Senior debt and 1st lien notes	$1,609,541	66%	$1,557,396	67%	127%
Subordinated debt and 2nd lien notes	339,312	14	279,838	12	23
Structured products	81,105	4	67,811	3	5
Equity shares	225,140	9	279,564	12	23
Equity warrants	178	—	44	—	—
Investment in joint ventures / PE fund	175,628	7	147,839	6	12
	$2,430,904	100%	$2,332,492	100%	190%
December 31, 2021:
Senior debt and 1st lien notes	$1,217,899	68%	$1,221,598	68%	165%
Subordinated debt and 2nd lien notes	253,551	14	240,037	13	32
Structured products	37,055	2	40,271	2	6
Equity shares	145,791	8	154,477	9	21
Equity warrants	1,111	—	1,107	—	—
Investment in joint ventures / PE fund	132,417	8	143,104	8	19
	$1,787,824	100%	$1,800,594	100%	243%
During the three months ended September 30, 2022, the Company made 21 new investments totaling $183.4 million and made investments in existing portfolio companies totaling $50.7 million. During the nine months ended September 30, 2022, the Company made 69 new investments totaling $681.2 million, purchased $442.2 million of investments as part of the Sierra Acquisition, made investments in existing portfolio companies totaling $221.7 million and made additional investments in joint venture equity portfolio companies totaling $13.8 million.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at September 30, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2022		December 31, 2021
Aerospace and Defense	$110,440	4.7%	$91,129	5.1%
Automotive	65,696	2.8	55,875	3.1
Banking, Finance, Insurance and Real Estate	257,752	11.1	208,397	11.6
Beverage, Food and Tobacco	34,768	1.5	38,985	2.2
Capital Equipment	50,613	2.2	42,916	2.4
Chemicals, Plastics, and Rubber	85,121	3.6	32,234	1.8
Construction and Building	40,733	1.7	62,083	3.4
Consumer goods: Durable	54,859	2.4	47,316	2.6
Consumer goods: Non-durable	26,196	1.1	28,306	1.6
Containers, Packaging and Glass	37,425	1.6	10,218	0.6
Energy: Electricity	7,241	0.3	12,190	0.7
Energy: Oil and Gas	4,561	0.2	5,774	0.3
Environmental Industries	50,137	2.1	8,081	0.4
Healthcare and Pharmaceuticals	169,542	7.3	134,286	7.5
High Tech Industries	309,080	13.3	139,590	7.7
Hotel, Gaming and Leisure	49,799	2.1	27,553	1.5
Investment Funds and Vehicles	149,761	6.4	143,104	7.9
Media: Advertising, Printing and Publishing	54,147	2.3	46,414	2.6
Media: Broadcasting and Subscription	8,317	0.4	7,441	0.4
Media: Diversified and Production	64,810	2.8	52,887	2.9
Metals and Mining	34,003	1.5	10,684	0.6
Retail	42	—	—	—
Services: Business	381,362	16.4	342,758	19.0
Services: Consumer	78,465	3.4	65,801	3.7
Structured Products	62,603	2.7	24,662	1.4
Telecommunications	23,829	1.0	45,182	2.5
Transportation: Cargo	73,174	3.1	86,964	4.8
Transportation: Consumer	25,393	1.1	12,231	0.7
Utilities: Electric	17,291	0.7	12,857	0.7
Utilities: Oil and Gas	4,707	0.2	4,677	0.3
Wholesale	625	—	—	—
Total	$2,332,492	100.0%	$1,800,594	100.0%
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,219.1 million as of September 30, 2022, as compared to $1,258.2 million as of December 31, 2021. As of September 30, 2022, Jocassee’s investments had an aggregate cost of $1,318.2 million, as compared to $1,242.2 million as of December 31, 2021. As of September 30, 2022 and December 31, 2021, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments was approximately 7.4% and 5.3%, respectively. As of September 30, 2022 and December 31, 2021, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2022:
Senior debt and 1st lien notes	$1,191,919	91%	$1,107,318	91%
Subordinated debt and 2nd lien notes	23,921	2%	22,960	2%
Equity shares	4,398	—%	2,741	—%
Equity warrants	31	—%	13	—%
Investment in joint ventures	92,061	7%	80,201	7%
Short-term investments	5,860	—%	5,860	—%
	$1,318,190	100%	$1,219,093	100%
December 31, 2021:
Senior debt and 1st lien notes	$1,084,502	87%	$1,085,172	86%
Subordinated debt and 2nd lien notes	23,607	2	24,011	2
Structured products	4,569	—	5,410	1
Equity shares	5,448	1	3,887	—
Equity warrants	31	—	75	—
Investment in joint ventures	111,490	9	127,092	10
Short-term investments	12,572	1	12,572	1
	$1,242,219	100%	$1,258,219	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at September 30, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2022		December 31, 2021
Aerospace and Defense	$68,990	5.7%	$71,857	5.8%
Automotive	20,022	1.7	18,626	1.5
Banking, Finance, Insurance and Real Estate	100,624	8.3	109,961	8.8
Beverage, Food and Tobacco	26,115	2.2	30,352	2.4
Capital Equipment	26,421	2.2	17,006	1.4
Chemicals, Plastics, and Rubber	31,236	2.6	24,665	2.0
Construction and Building	15,700	1.3	14,506	1.2
Consumer goods: Durable	18,181	1.5	10,294	0.8
Consumer goods: Non-durable	21,548	1.8	23,886	1.9
Containers, Packaging and Glass	22,968	1.9	25,277	2.0
Energy: Electricity	15,239	1.3	10,571	0.8
Energy: Oil and Gas	4,689	0.4	5,091	0.4
Environmental Industries	7,244	0.6	7,563	0.6
Forest Products & Paper	271	—	475	—
Healthcare and Pharmaceuticals	125,941	10.4	128,495	10.3
High Tech Industries	158,946	13.1	171,960	13.8
Hotel, Gaming and Leisure	22,734	1.9	35,383	2.8
Investment Funds and Vehicles	80,201	6.6	127,092	10.2
Media: Advertising, Printing and Publishing	6,096	0.5	18,423	1.5
Media: Broadcasting and Subscription	34,000	2.8	37,840	3.0
Media: Diversified and Production	27,720	2.3	21,059	1.7
Metals and Mining	5,054	0.4	5,792	0.5
Retail	14,222	1.2	14,420	1.2
Services: Business	192,727	15.9	151,723	12.2
Services: Consumer	50,535	4.1	55,156	4.4
Structured Product	—	—	5,409	0.4
Telecommunications	38,311	3.1	36,036	2.9
Transportation: Cargo	54,903	4.5	49,103	3.9
Transportation: Consumer	12,499	1.0	6,546	0.5
Utilities: Electric	3,181	0.2	3,265	0.3
Utilities: Oil and Gas	6,915	0.5	6,870	0.6
Wholesale	—	—	945	0.1
Total	$1,213,233	100.0%	$1,245,647	100.0%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at September 30, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2022		December 31, 2021
Australia	$24,788	2.0%	$16,509	1.3%
Austria	6,141	0.5	1,115	0.1
Belgium	15,670	1.3	14,814	1.2
Canada	7,273	0.6	8,507	0.7
Denmark	889	0.1	6,960	0.6
Finland	1,733	0.1	47,992	3.9
France	124,836	10.3	3,391	0.3
Germany	51,063	4.2	6,357	0.5
Hong Kong	16,262	1.4	2,272	0.2
Ireland	3,632	0.3	123,816	9.9
Italy	—	—	113,896	9.1
Luxembourg	1,608	0.1	4,766	0.4
Netherlands	32,866	2.7	3,744	0.3
Panama	939	0.1	—	—
Singapore	4,905	0.4	—	—
Spain	3,806	0.3	1,225	0.1
Sweden	4,104	0.4	32,150	2.6
Switzerland	5,176	0.4	965	0.1
United Kingdom	116,853	9.6	5,305	0.4
USA	790,689	65.2	851,863	68.4
Total	$1,213,233	100%	$1,245,647	100%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $168.2 million and $176.3 million outstanding as of September 30, 2022 and December 31, 2021, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $353.5 million and $342.8 million outstanding as of September 30, 2022 and December 31, 2021, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.2 million and $323.1 million outstanding as of September 30, 2022 and December 31, 2021.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of September 30, 2022 and December 31, 2021, the Company had sold $875.9 million and $698.5 million, respectively, of its investments to Jocassee. For the three and nine months ended September 30, 2022, the Company realized a loss on the sales of its investments to Jocassee of $5.4 million and $5.6 million, respectively. For the three and nine months ended September 30, 2021, the Company realized a loss on the sales of its investments to Jocassee of $1.1 million and a gain on the sales of its investments to Jocassee of $0.3 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had $46.0 million and $216.9 million, respectively, in unsettled receivables due from Jocassee that were included in "Receivable from unsettled transactions" in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
As of September 30, 2022 and December 31, 2021, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2022	As of December 31, 2021
Total contributed capital by Barings BDC, Inc.	$35,000	$30,000
Total contributed capital by all members	$385,000	$330,000

Total unfunded commitments by Barings BDC, Inc.	$65,000	$20,000
Total unfunded commitments by all members	$215,000	$220,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2022. As of September 30, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and nine months ended September 30, 2022, Thompson Rivers declared $89.1 million and $178.5 million in dividends, respectively, of which $2.2 million and $7.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. In addition, for the three and nine months ended September 30, 2022, the Company recognized $12.0 million and $20.8 million, respectively, of the dividends as a return of capital.
As of September 30, 2022, Thompson Rivers had $1.2 billion in Ginnie Mae early buyout loans and $203.5 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of September 30, 2022, Thompson Rivers had 6,913 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2022:
Federal Housing Administration (“FHA”) loans	$1,119,118	91%	$1,046,632	91%
Veterans Affairs (“VA”) loans	112,609	9%	105,378	9%
	$1,231,727	100%	$1,152,010	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93%	$2,839,495	93%
Veterans Affairs (“VA”) loans	224,660	7%	223,540	7%
	$3,024,529	100%	$3,063,035	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $284.8 million and $694.8 million outstanding as of September 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $546.3 million and $1,245.2 million outstanding as of September 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $241.5 million and $933.1 million outstanding as of September 30, 2022 and December 31, 2021, respectively.
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
As of September 30, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2022		As of December 31, 2021
Total contributed capital by Barings BDC, Inc.(1)	$79,411		$79,414
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings BDC, Inc.	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $162.1 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $162.3 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million (including approximately $5.3 million of recallable return of capital) has been funded as of September 30, 2022. As of September 30, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the three and nine months ended September 30, 2022, Waccamaw River declared $2.7 million and $6.6 million in dividends, respectively, of which $0.5 million and $1.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2022, Waccamaw River had $169.1 million in unsecured consumer loans and $11.5 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of September 30, 2022, Waccamaw River had 15,017 outstanding loans with an average loan size of $11,649, remaining average life to maturity of 44.7 months and weighted average interest rate of 11.6%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
Waccamaw River's secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $56.7 million outstanding as of September 30, 2022. Waccamaw River's secured loan borrowing with Barclays Bank PLC., which is non-recourse to the Company, had approximately $24.1 million outstanding as of September 30, 2022.
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
As of September 30, 2022 and December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2022		As of December 31, 2021
Total contributed capital by Barings BDC, Inc.	$27,800		$19,000
Total contributed capital by all members	$126,620	(1)	$82,620	(4)

Total return of capital (recallable) by Barings BDC, Inc.	$(5,280)		$(5,280)
Total return of capital (recallable) by all members(2)	$(14,020)		$(14,020)

Total unfunded commitments by Barings BDC, Inc.	$2,480		$11,280
Total unfunded commitments by all members	$12,400	(3)	$56,400	(5)
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
As of September 30, 2022, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were funded as of September 30, 2022.
For the three and nine months ended September 30, 2022, Sierra JV declared $12.0 million and $43.8 million in dividends, respectively, of which $1.6 million and $3.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. In addition, for the three and nine months ended September 30, 2022, the Company recognized $9.0 million and $35.7 million, respectively, of the dividends as a return of capital.

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
As of September 30, 2022, the total cost and value of Sierra JV’s investment portfolio was $129.7 million and $115.7 million, respectively. As of September 30, 2022, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 7.0%. As of September 30, 2022, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2022:
Senior debt and 1st lien notes	$129,684	100%	$115,670	100%
	$129,684	100%	$115,670	100%
The industry composition of Sierra JV’s investments at fair value at September 30, 2022, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2022
Automotive	2,362	2.1%
Banking, Finance, Insurance and Real Estate	1,541	1.3
Beverage, Food and Tobacco	4,069	3.5
Capital Equipment	9,231	8.0
Chemicals, Plastics, and Rubber	2,832	2.4
Construction and Building	1,892	1.6
Consumer goods: Durable	1,365	1.2
Containers, Packaging and Glass	1,817	1.6
Environmental Industries	8,417	7.3
Forest Products & Paper	1,790	1.5
Healthcare and Pharmaceuticals	14,272	12.3
High Tech Industries	13,825	12.0
Media: Advertising, Printing and Publishing	10,038	8.7
Media: Diversified and Production	5,407	4.7
Retail	5,647	4.9
Services: Business	11,768	10.2
Services: Consumer	8,361	7.2
Transportation: Cargo	6,181	5.3
Transportation: Consumer	4,855	4.2
Total	115,670	100.0%

Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, had $75.0 million outstanding as of September 30, 2022.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. As of September 30, 2022 and December 31, 2021, $6.2 million and $1.8 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
Valuation of Investments
The Adviser conducts the valuation of the Company’s investments, upon which the Company’s net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). The Company's current valuation policy and processes were established by the Adviser and have been approved by the Board.
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
The Company’s investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Adviser determines the fair value of the Company’s investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Adviser assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all Company investments for which market quotations are not readily available. The Board may choose to designate the Company’s investment adviser to perform the fair value determination relating to such investments. The Board has designated the Adviser as valuation designee to perform the fair value determinations relating to the value of the assets held by the Company for which market quotations are not readily available. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee.
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
The Company’s money market fund investments are generally valued using Level 1 inputs and its equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. The Company’s syndicated senior secured loans and structured products are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. The Company's middle-market, private debt and equity investments are generally valued using Level 3 inputs.
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use. If the Adviser’s pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Adviser that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Adviser determines in good faith whether the Company’s investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the 1940 Act based on, among other things, the Company’s Audit Committee and the independent valuation firm.
Valuation Techniques
The Adviser's valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Adviser's market assumptions. The Adviser's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Adviser will utilize alternative approaches such as broker quotes or manual prices. The Adviser attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using net asset value of each company and the Company’s ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,198,500	Yield Analysis	Market Yield	6.9% – 33.1%	10.8%	Decrease
	16,479	Market Approach	Adjusted EBITDA Multiple	6.0x	6.0x	Increase
	1,171	Market Approach	Revenue Multiple	0.2x	0.2x	Increase
	23,823	Discounted Cash Flow Analysis	Discount Rate	9.5% – 12.9%	11.6%	Decrease
	190,721	Recent Transaction	Transaction Price	96.8% – 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	181,741	Yield Analysis	Market Yield	8.4% – 16.9%	12.5%	Decrease
	29,772	Market Approach	Adjusted EBITDA Multiple	6.25x – 9.75x	7.5x	Increase
	4,495	Market Approach	Revenue Multiple	0.7x	0.7x	Increase
	1,814	Expected Recovery	Expected Recovery	$1,814	$1,814	Increase
	8,807	Recent Transaction	Transaction Price	96.0% – 100.0%	98.0%	Increase
Structured products(3)	4,274	Discounted Cash Flow Analysis	Discount Rate	9.27%	9.27%	Decrease
Equity shares(4)	223,502	Market Approach	Adjusted EBITDA Multiple	4.3x – 43.0x	9.4x	Increase
	27,103	Market Approach	Revenue Multiple	0.2x – 29.8x	13.1x	Increase
	5,862	Expected Transaction(5)	Transaction Price	$5,495	$5,495	Increase
	18,279	Recent Transaction	Transaction Price	$0.00 – $953.45	$747.2	Increase
Equity warrants	3	Market Approach	Adjusted EBITDA Multiple	3.3x – 18.5x	3.3x	Increase
(1)Excludes investments with an aggregate fair value amounting to $31,719, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $43,366, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $5,208, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(4)Excludes investments with an aggregate fair value amounting to $2,742, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(5)Estimated proceeds expected to be received under legally binding asset purchase agreement for sale of real estate held by portfolio company.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2022 and December 31, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$94,983	$1,462,413	$1,557,396
Subordinated debt and 2nd lien notes	—	9,843	269,995	279,838
Structured products	—	58,329	9,482	67,811
Equity shares	210	1,866	277,488	279,564
Equity warrants	—	41	3	44
Investments subject to leveling	$210	$165,062	$2,019,381	$2,184,653
Investment in joint ventures / PE fund(1)				147,839
				$2,332,492

	Fair Value as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$84,275	$1,137,323	$1,221,598
Subordinated debt and 2nd lien notes	—	9,468	230,569	240,037
Structured products	—	40,271	—	40,271
Equity shares	111	3,084	151,282	154,477
Equity warrants	—	243	864	1,107
Investments subject to leveling	$111	$137,341	$1,520,038	$1,657,490
Investment in joint ventures / PE fund(2)				143,104
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021:

Nine Months Ended September 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,137,323	$230,569	$—	$151,282	$864	$1,520,038
New investments	689,638	89,749	6,000	63,344	4	848,735
Investments acquired in Sierra merger	210,176	54,177	—	7,065	72	271,490
Transfers into (out of) Level 3, net	18,015	9,056	4,905	7,263	—	39,239
Proceeds from sales of investments	(321,758)	(21,555)	—	(1,472)	(250)	(345,035)
Loan origination fees received	(14,660)	(1,303)	—	—	—	(15,963)
Principal repayments received	(207,026)	(56,443)	(357)	—	—	(263,826)
Payment-in-kind interest/dividends	1,994	9,320	—	206	—	11,520
Accretion of loan premium/discount	222	89	—	—	—	311
Accretion of deferred loan origination revenue	6,574	1,761	—	—	—	8,335
Realized gain (loss)	(12,292)	(2,567)	—	18	(760)	(15,601)
Unrealized appreciation (depreciation)	(45,793)	(42,858)	(1,066)	49,782	73	(39,862)
Fair value, end of period	$1,462,413	$269,995	$9,482	$277,488	$3	$2,019,381

Nine Months Ended September 30, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,055,717	$130,820	$44,227	$1,134	$1,231,898
New investments	585,196	83,856	96,309	163	765,524
Transfers into Level 3, net	—	2,234	3,224	—	5,458
Proceeds from sales of investments	(394,827)	(8,771)	(6,903)	(450)	(410,951)
Loan origination fees received	(12,485)	(1,209)	—	—	(13,694)
Principal repayments received	(170,947)	(27,317)	—	—	(198,264)
Payment-in-kind interest	685	7,721	—	—	8,406
Accretion of loan premium/discount	10	211	—	—	221
Accretion of deferred loan origination revenue	6,029	376	—	—	6,405
Realized gain (loss)	1,837	(28)	341	163	2,313
Unrealized appreciation (depreciation)	(1,464)	(2,646)	4,748	(386)	252
Fair value, end of period	$1,069,751	$185,247	$141,946	$624	$1,397,568
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $44.3 million during the nine months ended September 30, 2022 was related to portfolio company investments that were still held by the Company as of September 30, 2022. Pre-tax net unrealized appreciation on Level 3 investments of $3.1 million during the nine months ended September 30, 2021 was related to portfolio company investments that were still held by the Company as of September 30, 2021.
During the nine months ended September 30, 2022, the Company made investments of approximately $1,301.9 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2022, the Company made investments of $71.0 million in portfolio companies to which it was previously committed to provide such financing.
Exclusive of short-term investments, during the nine months ended September 30, 2021, the Company made investments of approximately $757.8 million in portfolio companies to which it was not previously contractually committed to provide such

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to "Control." "Affiliate Investments" are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Deferred Financing Fees
Costs incurred to issue debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of September 30, 2022 and December 31, 2021, the Company had seven and two portfolio companies, respectively, with investments that were on non-accrual. As of September 30, 2022, the seven portfolio companies on non-accrual included five portfolio companies purchased as part of the Sierra Acquisition and two purchased as part of the MVC Acquisition. As of December 31, 2021, the two portfolio companies on non-accrual were both purchased as part of the MVC Acquisition.
Interest income from investments in the equity class of a collateralized loan obligation (“CLO”) security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
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
Fee income for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,582	$1,144	$4,398	$3,386
Management, valuation and other fees	620	542	667	1,671
Total Recurring Fee Income	2,202	1,686	5,065	5,057
Non-Recurring Fee Income:
Prepayment fees	—	242	134	292
Acceleration of unamortized loan origination fees	1,685	1,930	4,182	3,201
Advisory, loan amendment and other fees	434	630	1,208	640
Total Non-Recurring Fee Income	2,119	2,802	5,524	4,133
Total Fee Income	$4,321	$4,488	$10,589	$9,190
Concentration of Credit Risk
As of September 30, 2022 and December 31, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2022 and December 31, 2021, the Company’s largest single portfolio company investment represented approximately 5.9% and 5.5%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
As of September 30, 2022, all of the Company's assets were or will be pledged as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currencies
As of September 30, 2022, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, ten investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish kronas, 54 investments that were denominated in Euros and 25 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, five investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 36 investments that were denominated in Euros and 18 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2022 and September 30, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in "Net unrealized appreciation (depreciation) - foreign currency transactions" and net realized gains or losses on forward currency contracts are included in "Net realized gains (losses) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For federal income tax purposes, the cost of investments owned as of September 30, 2022 and December 31, 2021 was approximately $2,444.0 million and $1,792.1 million, respectively. As of September 30, 2022, net unrealized depreciation on the Company's investments (tax basis) was approximately $59.8 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $128.1 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $187.9 million. As of December 31, 2021, net unrealized appreciation on the Company's investments (tax basis) was approximately $16.4 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $45.6 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $29.2 million.
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
As of September 30, 2022, the Company’s taxable subsidiaries had a deferred tax asset of $10.6 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2021, the Company’s taxable subsidiaries had a deferred tax asset of $8.6 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 30, 2022 and December 31, 2021, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $9.8 million and $8.6 million, respectively.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2022 and December 31, 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2022	September 30, 2022	December 31, 2021
Credit Facilities:
February 21, 2019	February 21, 2025	4.094%	$650,989	$655,189
Total Credit Facilities			$650,989	$655,189
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
(Less: Deferred financing fees)			(6,408)	(7,444)
Total Notes			$718,592	$717,556
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders' equity, (ii) maintaining minimum obligors' net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company's status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of September 30, 2022, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of September 30, 2022, the Company had U.S. dollar borrowings of $437.5 million outstanding under the February 2019 Credit Facility with an interest rate of 4.695% (one month SOFR of 2.595%), borrowings denominated in Swedish kronas of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 3.063% (one month STIBOR of 1.063%), borrowings denominated in British pounds sterling of £68.6 million ($76.6 million U.S. dollars) with an interest rate of 3.723% (one month SONIA of 1.723%), and borrowings denominated in Euros of €138.6 million ($135.8 million U.S. dollars) with an interest rate of 2.375% (one month EURIBOR of 0.375%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in "Net unrealized appreciation (depreciation) - foreign currency transactions" in the Company's Unaudited Consolidated Statements of Operations.
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
As of September 30, 2022 and December 31, 2021, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $651.0 million and $655.2 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Company's permitted issuance period for the Additional Notes under the August 2020 NPA expired on February 3, 2022, prior to which date the Company issued no Additional Notes.
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of September 30, 2022, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of September 30, 2022 and December 31, 2021, the fair value of the outstanding August 2025 Notes was $45.9 million and $52.2 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2022, the Company was in compliance with all covenants under the November 2020 NPA.

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
As of September 30, 2022 and December 31, 2021, the fair value of the outstanding Series B Notes was $55.8 million and $64.1 million, respectively. As of September 30, 2022 and December 31, 2021, the fair value of the outstanding Series C Notes was $95.1 million and $115.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2022, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of September 30, 2022 and December 31, 2021, the fair value of the outstanding Series D Notes were $69.2 million and $79.2 million, respectively. As of September 30, 2022 and December 31, 2021, the fair value of the outstanding Series E Notes was $56.9 million and $68.7 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
As of September 30, 2022 and December 31, 2021, the fair value of the outstanding November 2026 Notes was $284.9 million and $346.8 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
6. DERIVATIVE INSTRUMENTS
MVC Credit Support Agreement
In connection with the MVC Acquisition, on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company and the Adviser entered into the MVC Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the MVC Credit Support Agreement. Net unrealized appreciation or depreciation on the MVC Credit Support Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” in the Company’s Unaudited Consolidated Statements of Operations.
The following tables present the fair value and aggregate unrealized depreciation of the MVC Credit Support Agreement as of September 30, 2022 and December 31, 2021:

As of September 30, 2022 Description ($ in thousands)	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$9,280	$(4,320)

Total MVC Credit Support Agreement					$(4,320)

As of December 31, 2021 Description ($ in thousands)	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$15,400	$1,800

Total MVC Credit Support Agreement					$1,800

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2022 and December 31, 2021, the fair value of the MVC Credit Support Agreement was $9.3 million and $15.4 million, respectively, and is included in "Credit support agreements" in the accompanying Unaudited and Audited Consolidated Balance Sheets. As of September 30, 2022, the fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary input being the discount rate which is a Level 3 input. As of December 31, 2021, the fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the enterprise value, the continuously annual risk-free interest rate, a measure of expected asset volatility, expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
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
The following table presents the fair value and aggregate unrealized depreciation of the Sierra Credit Support Agreement as of September 30, 2022:

As of September 30, 2022 Description ($ in thousands)	Counter Party	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$40,200	$(4,200)

Total Sierra Credit Support Agreement					$(4,200)
As of September 30, 2022, the fair value of the Sierra Credit Support Agreement was $40.2 million, and is included in “Credit support agreements” in the accompanying Unaudited Consolidated Balance Sheet. The fair value of the Sierra Credit Support Agreement was determined based on an income approach, with the primary inputs being the enterprise value, the continuously annual risk-free interest rate, a measure of expected asset volatility, and the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, which are all Level 3 inputs.
Foreign Currency Forward Contracts
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company's investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company's foreign currency forward contracts as of September 30, 2022 and December 31, 2021:

As of September 30, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$71,257	$46,216	10/06/22	$(401)	Derivative liability
Foreign currency forward contract (AUD)	$49,343	A$71,257	10/06/22	3,528	Derivative asset
Foreign currency forward contract (AUD)	$46,250	A$71,176	01/09/23	401	Derivative asset

Foreign currency forward contract (CAD)	C$3,269	$2,389	10/06/22	(10)	Derivative liability
Foreign currency forward contract (CAD)	$2,543	C$3,269	10/06/22	163	Derivative asset
Foreign currency forward contract (CAD)	$2,415	C$3,303	01/09/23	10	Derivative asset

Foreign currency forward contract (DKK)	2,237kr.	$295	10/06/22	—	Derivative asset
Foreign currency forward contract (DKK)	$8	59kr.	10/06/22	—	Derivative asset
Foreign currency forward contract (DKK)	$310	2,178kr.	10/06/22	23	Derivative asset
Foreign currency forward contract (DKK)	$300	2,260kr.	01/09/23	—	Derivative liability

Foreign currency forward contract (EUR)	€106,035	$103,841	10/06/22	51	Derivative asset
Foreign currency forward contract (EUR)	$97,043	€91,567	10/06/22	7,239	Derivative asset
Foreign currency forward contract (EUR)	$10,597	€10,000	10/06/22	800	Derivative asset
Foreign currency forward contract (EUR)	$4,435	€4,378	10/06/22	145	Derivative asset
Foreign currency forward contract (EUR)	$106,563	€107,954	01/09/23	(40)	Derivative liability

Foreign currency forward contract (NZD)	NZ$18,733	$10,709	10/06/22	(113)	Derivative liability
Foreign currency forward contract (NZD)	$162	NZ$263	10/06/22	13	Derivative asset
Foreign currency forward contract (NZD)	$11,510	NZ$18,471	10/06/22	1,062	Derivative asset
Foreign currency forward contract (NZD)	$10,767	NZ$18,824	01/09/23	113	Derivative asset

Foreign currency forward contract (NOK)	kr2,147	$221	10/06/22	(24)	Derivative liability
Foreign currency forward contract (NOK)	kr37,568	$3,509	10/06/22	(61)	Derivative liability
Foreign currency forward contract (NOK)	$3,815	kr37,350	10/06/22	387	Derivative asset
Foreign currency forward contract (NOK)	$244	kr2,364	10/06/22	27	Derivative asset
Foreign currency forward contract (NOK)	$3,538	kr37,773	01/09/23	63	Derivative asset

Foreign currency forward contract (GBP)	£21,831	$24,167	10/06/22	204	Derivative asset
Foreign currency forward contract (GBP)	$6,201	£5,500	10/06/22	61	Derivative asset
Foreign currency forward contract (GBP)	$19,693	£16,331	10/06/22	1,461	Derivative asset
Foreign currency forward contract (GBP)	$25,438	£22,951	01/09/23	(216)	Derivative liability

Foreign currency forward contract (SEK)	2,026kr	$181	10/06/22	1	Derivative asset
Foreign currency forward contract (SEK)	$201	2,026kr	10/06/22	18	Derivative asset
Foreign currency forward contract (SEK)	$197	2,182kr	01/09/23	(1)	Derivative liability

Foreign currency forward contract (CHF)	600Fr.	$612	10/03/22	(2)	Derivative liability
Foreign currency forward contract (CHF)	$3,163	3,231Fr.	10/06/22	(18)	Derivative liability
Foreign currency forward contract (CHF)	$3,329	3,163Fr.	10/06/22	115	Derivative asset
Foreign currency forward contract (CHF)	$618	600Fr.	01/09/23	2	Derivative asset
Foreign currency forward contract (CHF)	$3,305	3,203Fr.	01/09/23	18	Derivative asset
Total				$15,019

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2021 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$31,601	$22,850	01/06/22	$126	Derivative asset
Foreign currency forward contract (AUD)	A$2,099	$1,508	01/06/22	18	Derivative asset
Foreign currency forward contract (AUD)	$20,727	A$28,700	01/06/22	(139)	Derivative liability
Foreign currency forward contract (AUD)	$3,580	A$5,000	04/08/22	(55)	Derivative liability
Foreign currency forward contract (AUD)	$18,247	A$25,386	04/08/22	(215)	Derivative liability

Foreign currency forward contract (CAD)	$3,230	$2,528	01/06/22	29	Derivative asset
Foreign currency forward contract (CAD)	$3,000	$2,425	01/06/22	(50)	Derivative liability
Foreign currency forward contract (CAD)	$4,881	$6,230	01/06/22	(51)	Derivative liability
Foreign currency forward contract (CAD)	$2,506	$3,203	04/08/22	(29)	Derivative liability

Foreign currency forward contract (DKK)	2,143kr.	$326	01/06/22	1	Derivative asset
Foreign currency forward contract (DKK)	$335	2,143kr.	01/06/22	7	Derivative asset
Foreign currency forward contract (DKK)	$323	2,116kr.	04/08/22	(1)	Derivative liability

Foreign currency forward contract (EUR)	€52,583	$59,524	01/06/22	275	Derivative asset
Foreign currency forward contract (EUR)	€5,020	$5,701	04/08/22	18	Derivative asset
Foreign currency forward contract (EUR)	$24,722	€21,500	01/06/22	271	Derivative asset
Foreign currency forward contract (EUR)	$14,563	€12,900	01/06/22	(108)	Derivative liability
Foreign currency forward contract (EUR)	$20,655	€18,183	01/06/22	(23)	Derivative liability
Foreign currency forward contract (EUR)	$60,413	€53,265	04/08/22	(282)	Derivative liability
Foreign currency forward contract (EUR)	$1,130	€1,000	04/08/22	(10)	Derivative liability
Foreign currency forward contract (EUR)	$8,514	€7,500	04/08/22	(33)	Derivative liability

Foreign currency forward contract (GBP)	£9,900	$13,220	01/06/22	190	Derivative asset
Foreign currency forward contract (GBP)	$13,349	£9,900	01/06/22	(60)	Derivative liability
Foreign currency forward contract (GBP)	$6,122	£4,599	04/08/22	(104)	Derivative liability

Foreign currency forward contract (SEK)	1,792kr	$198	01/07/22	—	Derivative liability
Foreign currency forward contract (SEK)	$204	1,792kr	01/07/22	6	Derivative asset
Foreign currency forward contract (SEK)	$207	1,875kr	04/08/22	—	Derivative asset
Total				$(219)
As of September 30, 2022 and December 31, 2021, the total fair value of the Company's foreign currency forward contracts was $15.0 million and $(0.2) million, respectively. The fair values of the Company's foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the three and nine months ended September 30, 2022 and 2021 are shown in the following table:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Forward currency contracts	$10,466	$(676)	$10,468	$(826)
Net unrealized appreciation or depreciation on forward contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the three and nine months ended September 30, 2022 and 2021 are shown in the following table:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Forward currency contracts	$3,454	$1,057	$15,238	$930

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company's portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
1888 Industrial Services, LLC(1)(2)	Revolver	$75	$—
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	—	1,179
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	—	110
Accurus Aerospace Corporation(1)	Revolver	2,305	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	1,448
Amtech LLC(1)	Delayed Draw Term Loan	1,527	2,727
Amtech LLC(1)	Revolver	545	682
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	859	6,207
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	336	—
APC1 Holding(1)(2)(3)	Delayed Draw Term Loan	490	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	—	503
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,593	3,147
Arc Education(1)(2)(3)	Delayed Draw Term Loan	1,744	—
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	733	—
Argus Bidco Limited(1)(2)(4)	Bridge Term Loan	156	—
ASC Communications, LLC	Revolver	1,089	—
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	813	2,571
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,228	3,497
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	961	962
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	1,861	2,161
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	378
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	417	—
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	185	432
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	124	144
BrightSign LLC(1)	Revolver	1,329	1,329
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	613
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	109	167
Centralis Finco S.a.r.l.(1)(2)(3)	Incremental CAF Term Loan	944	461
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,851	2,149
CGI Parent, LLC(1)	Revolver	1,653	—
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	141	393
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	1,311	1,311
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	3,576	3,576
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	—	6,018
Comply365, LLC(1)	Revolver	1,101	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	770	894

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Crash Champions, LLC(1)	Delayed Draw Term Loan	—	5,420
CSL Dualcom(1)(2)(4)	Acquisition Term Loan	822	998
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	—	2,431
DecksDirect, LLC(1)(2)	Revolver	218	218
DreamStart Bidco SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	531	617
Dune Group(1)(2)(3)	Delayed Draw Term Loan	573	665
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	5,164	692
Eclipse Business Capital, LLC(1)	Revolver	16,545	11,818
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	9,907	12,458
EMI Porta Holdco LLC(1)(2)	Revolver	2,064	2,966
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	257	583
eShipping, LLC(1)	Delayed Draw Term Loan	1,650	2,548
eShipping, LLC(1)	Revolver	1,486	1,232
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	—
Express Wash Acquisition Company, LLC(1)(2)	Delayed Draw Term Loan	587	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	226	405
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180	180
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	711	—
FragilePak LLC(1)	Delayed Draw Term Loan	2,354	2,354
Global Academic Group Limited(1)(2)(7)	Term Loan	403	—
GPZN II GmbH(1)(2)(3)	CAF Term Loan	514	—
Greenhill II BV(1)(2)(3)	Capex Acquisition Facility	234	—
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	297	—
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	267	657
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	—
HTI Technology & Industries(1)(2)	Revolver	1,364	—
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	913	1,563
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	1,217
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,158	1,825
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,184	2,535
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	1,203	—
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	109	—
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)(2)	Revolver	118	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	3,763	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jocassee Partners LLC	Joint Venture	65,000	20,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,289	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	2,830	4,544
Kemmerer Operations LLC(1)(2)	Delayed Draw Term Loan	908	—
LAF International(1)(3)	Acquisition Facility	—	341
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	941
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,621	1,881
Lattice Group Holdings Bidco Limited(1)	Delayed Draw Term Loan	298	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
LeadsOnline, LLC(1)	Revolver	2,603	—
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	34	82
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	22	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	140	162
Marshall Excelsior Co.(1)(2)	Revolver	413	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	817	817
Mercell Holding AS(1)(2)(8)	Bridge Term Loan	255	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	850	—
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	918	1,038
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	549	2,617
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,245	1,311
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	—	1,261
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	103
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	411	541
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	808	—
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	425	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	802	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	—	686
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	817
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,289	4,357
OSP Hamilton Purchaser, LLC(1)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	1,283
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	289
PDQ.Com Corporation(1)	Delayed Draw Term Loan	7,753	10,948
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class A	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class B	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class C	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class D	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class E	3,709	—
Polara Enterprises, L.L.C.(1)(2)	Revolver	545	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	6,944
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	2,645	1,933
ProfitOptics, LLC(1)(2)	Revolver	484	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	727	844
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	667	—
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Acquisition Term Loan	—	373
RA Outdoors, LLC(1)(2)	Revolver	1,235	—
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	929	1,455
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	557	1,061
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	—	153
Royal Buyer, LLC(1)(2)	Revolver	1,340	—
Royal Buyer, LLC(1)(2)	Delayed Draw Term Loan	2,209	—
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	1,032	—
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	2,126	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	2,083	—
Scout Bidco B.V.(1)(2)(3)	Revolver	945	—
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	1,959	2,274
Security Holdings B.V.(1)(2)(3)	Revolver	980	1,137
Sereni Capital NV(1)(2)(3)	Term Loan	220	—
Smartling, Inc.(1)	Delayed Draw Term Loan	1,978	2,353
Smartling, Inc.(1)	Revolver	1,176	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	38	655
Springbrook Software (SBRK Intermediate, Inc.)(1)(2)	Delayed Draw Term Loan	—	2,373
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	4,328	5,251
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933	1,933
Syntax Systems Ltd(1)(2)	Revolver	337	569
Tank Holding Corp(1)	Revolver	873	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	—	1,621
Techone B.V.(1)(2)(3)	Revolver	205	432
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	—	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)(2)	Revolver	2,583	—
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	2,204	2,773
TPC Group, Inc.(1)(2)	Revolver	34,322	—
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	—	1,857
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	—	4,540
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,130	2,070
Union Bidco Limited(1)(2)(4)	Acquisition Facility	89	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,488	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,629	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	2,622	3,832
Waccamaw River(2)	Joint Venture	2,480	11,280
Woodland Foods, Inc.(1)(2)	Line of Credit	792	2,070
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,886	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
ZB Holdco LLC(1)	Revolver	845	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,335	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	491	—
Total unused commitments to extend financing		$299,238	$234,658

(1)The Adviser's estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
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
(8)Actual commitment amount is denominated in Norwegian Kroner. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of September 30, 2022 and December 31, 2021, the Company had guaranteed €9.9 million ($9.7 million U.S. dollars and $11.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh ("MVC Auto"). The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company's Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2022	2021
Per share data:
Net asset value at beginning of period	$11.36	$10.99
Net investment income(1)	0.78	0.67
Net realized gain (loss) on investments / foreign currency transactions(1)	(0.02)	(0.02)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions(1)	(0.67)	0.36
Total increase (decrease) from investment operations(1)	0.09	1.01
Dividends/distributions paid to stockholders from net investment income	(0.71)	(0.60)
Sierra Acquisition (See Note 9)(2)	0.10	—
Deemed contribution - CSA (See Note 9)	0.40	—
Purchases of shares in share repurchase plan	0.04	—
Net asset value at end of period	$11.28	$11.40
Market value at end of period(3)	$8.27	$11.02
Shares outstanding at end of period	108,882,105	65,316,085
Net assets at end of period	$1,228,061	$744,822
Average net assets	$1,167,772	$737,203
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized)(4)	8.98%	10.01%
Ratio of net investment income to average net assets (annualized)	8.99%	7.98%
Portfolio turnover ratio (annualized)(5)	38.41%	46.17%
Total return(6)	(19.45)%	26.83%
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
(5)Portfolio turnover ratio as of September 30, 2022 and 2021 excludes the impact of short-term investments. Portfolio turnover ratio as of September 30, 2022 excludes the purchase of investment assets included in the Sierra Acquisition.
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
10. SUBSEQUENT EVENTS
Subsequent to September 30, 2022, the Company made approximately $131.1 million of new commitments, of which $103.0 million closed and funded. The $103.0 million of investments consists of $97.5 million of first lien senior secured debt investments and $5.5 million of equity investments. The weighted average yield of the debt investments was 9.9%. In addition, the Company funded $7.5 million of previously committed delayed draw term loans.
Subsequent to September 30, 2022, the Company placed its debt investment in Core Scientific Inc. (“Core Scientific”) on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, the Company will no longer recognize interest income on its debt investment in Core Scientific for financial reporting purposes.
On November 10, 2022, the Board declared a quarterly distribution of $0.24 per share payable on December 14, 2022 to holders of record as of December 7, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and nine months ended September 30, 2022, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, such as the ongoing COVID-19 pandemic, on our or our portfolio companies’ business and the U.S. and global economy; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
As of September 30, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 8.6% and 7.2%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 8.1% and 6.9% as of September 30, 2022 and December 31, 2021, respectively.
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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings’ Global Private Finance Group (“BGPF”) manages our day-to-day operations, and provides investment advisory and management services to us. BGPF is part of Barings’ $264.0 billion Global Fixed Income Platform that invests in liquid, private and structured credit. BGPF manages private funds and separately managed accounts, along with multiple public vehicles.
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
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of September 30, 2022, our asset coverage ratio was 190.2%.

Portfolio Investment Composition
The total value of our investment portfolio was $2,332.5 million as of September 30, 2022, as compared to $1,800.6 million as of December 31, 2021. As of September 30, 2022, we had investments in 306 portfolio companies with an aggregate cost of $2,430.9 million. As of December 31, 2021, we had investments in 212 portfolio companies with an aggregate cost of $1,787.8 million. As of both September 30, 2022 and December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2022:
Senior debt and 1st lien notes	$1,609,541	66%	$1,557,396	67%
Subordinated debt and 2nd lien notes	339,312	14	279,838	12
Structured products	81,105	4	67,811	3
Equity shares	225,140	9	279,564	12
Equity warrants	178	—	44	—
Investment in joint ventures / PE fund	175,628	7	147,839	6
	$2,430,904	100%	$2,332,492	100%
December 31, 2021:
Senior debt and 1st lien notes	$1,217,899	68%	$1,221,598	68%
Subordinated debt and 2nd lien notes	253,551	14	240,037	13
Structured products	37,055	2	40,271	2
Equity shares	145,791	8	154,477	9
Equity warrants	1,111	—	1,107	—
Investment in joint ventures / PE fund	132,417	8	143,104	8
	$1,787,824	100%	$1,800,594	100%
Investment Activity
During the nine months ended September 30, 2022, we made 69 new investments totaling $681.2 million, purchased $442.2 million of investments as part of the Sierra Acquisition, made investments in existing portfolio companies totaling $221.7 million and made additional investments in joint venture equity portfolio companies totaling $13.8 million. We had 29 loans repaid totaling $238.3 million, received $46.6 million of portfolio company principal payments and received $56.5 million of return of capital from our joint ventures. In addition, we sold $185.9 million of loans, recognizing a net realized loss on these transactions of $9.7 million, and sold $177.4 million of middle-market portfolio company debt investments to one of our joint ventures and realized a loss on these transactions of $5.6 million. We received proceeds related to the sale of equity investments totaling $1.9 million, a distribution from one of our portfolio companies totaling $6.2 million and recognized a net realized gain on such sales and distributions totaling $5.6 million. Lastly, we exchanged a debt investment totaling $13.8 million in one portfolio company for equity totaling $13.9 million and realized a loss on such exchange of $0.8 million.
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

Total portfolio investment activity for the nine months ended September 30, 2022 and 2021 was as follows:

Nine Months Ended September 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,221,598	$240,037	$40,271	$154,477	$1,107	$143,104	$1,800,594
New investments	746,494	89,750	7,061	73,532	4	13,797	930,638
Investments acquired in Sierra merger	235,770	66,662	46,666	7,065	72	85,963	442,198
Proceeds from sales of investments	(346,876)	(21,555)	(6,421)	(1,632)	(250)	(62,730)	(439,464)
Loan origination fees received	(14,660)	(1,303)	—	—	—	—	(15,963)
Principal repayments received	(227,458)	(56,443)	(3,272)	—	—	—	(287,173)
Payment-in-kind interest/dividend	3,695	9,320	—	206	—	—	13,221
Accretion of loan premium/discount	1,403	137	16	—	—	—	1,556
Accretion of deferred loan origination revenue	6,818	1,761	—	—	—	—	8,579
Realized gain (loss)	(13,544)	(2,567)	—	177	(760)	6,181	(10,513)
Unrealized appreciation (depreciation)	(55,844)	(45,961)	(16,510)	45,739	(129)	(38,476)	(111,181)
Fair value, end of period	$1,557,396	$279,838	$67,811	$279,564	$44	$147,839	$2,332,492

Nine Months Ended September 30, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Short-term Investments	Total
Fair value, beginning of period	$1,171,251	$138,767	$32,509	$44,651	$1,300	$41,760	$65,558	$1,495,796
New investments	587,829	88,916	—	99,109	163	39,320	297,560	1,112,897
Proceeds from sales of investments	(408,957)	(8,771)	(10,068)	(7,069)	(450)	—	(313,118)	(748,434)
Loan origination fees received	(12,485)	(1,209)	—	—	—	—	—	(13,694)
Principal repayments received	(191,018)	(34,459)	(3,038)	—	—	—	—	(228,515)
Payment-in-kind interest	2,552	7,721	—	—	—	—	—	10,273
Accretion of loan premium/discount	1,672	2,548	30	—	—	—	—	4,250
Accretion of deferred loan origination revenue	6,211	376	—	—	—	—	—	6,587
Realized gain (loss)	2,439	(28)	1,213	507	163	—	(1)	4,293
Unrealized appreciation (depreciation)	2,626	(3,434)	150	4,748	(278)	5,219	—	9,030
Fair value, end of period	$1,162,119	$190,426	$20,794	$141,946	$898	$86,299	$50,000	$1,652,483
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2022, we had seven portfolio companies with investments on non-accrual, the fair value of which was $17.1 million, which comprised 0.7% of the total fair value of our portfolio, and the cost of which was $69.1 million, which comprised 2.8% of the total cost of our portfolio. As of December 31, 2021, we had two portfolio companies with investments on non-accrual, the fair value of which was $36.0 million, which comprised 2.0% of the total fair value of our portfolio, and the cost of which was $50.9 million, which comprised 2.9% of the total cost of our portfolio.

A summary of our non-accrual assets as of September 30, 2022 is provided below:
1888 Industrial Services, LLC
In connection with the Sierra Acquisition, we purchased our debt and equity investments in 1888 Industrial Services, LLC, or 1888. The 1888 debt investments are on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in 1888 for financial reporting purposes. As of September 30, 2022, the cost of our debt investments in 1888 was $1.8 million and the fair value of such investments was $1.2 million.
Black Angus Steakhouse, LLC
In connection with the Sierra Acquisition, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. The Black Angus PIK term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our PIK term loan in Black Angus for financial reporting purposes. As of September 30, 2022, the cost of the PIK term loan in Black Angus was $9.6 million and the fair value of such investment was $10.8 million.
Charming Charlie LLC
In connection with the Sierra Acquisition, we purchased our debt and equity investments in Charming Charlie, LLC, or Charming Charlie. Charming Charlie is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Charming Charlie for financial reporting purposes. As of September 30, 2022, both the cost and fair value of our debt investments in Charming Charlie was zero.
Custom Alloy Corporation
In connection with the MVC Acquisition, we purchased our debt investment in Custom Alloy Corporation, or Custom Alloy. During the quarter ended December 31, 2021, we placed our debt investment in Custom Alloy on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Custom Alloy for financial reporting purposes. As of September 30, 2022, the cost of our debt investment in Custom Alloy was $46.4 million and the fair value of such investment was $4.5 million.
Holland Acquisition Corp.
In connection with the Sierra Acquisition, we purchased our debt investment in Holland Acquisition Corp., or Holland. Holland is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Holland for financial reporting purposes. As of September 30, 2022, both the cost and fair value of our debt investments in Holland was zero.
Isagenix International, LLC
In connection with the Sierra Acquisition, we purchased our debt investment in Isagenix International, LLC, or Isagenix. During the quarter ended September 30, 2022, we placed our debt investment in Isagenix on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Isagenix for financial reporting purposes. As of September 30, 2022, the cost of our debt investment in Isagenix was $1.2 million and the fair value of such investment was $0.6 million.
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of September 30, 2022, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was zero.

Results of Operations
Comparison of the three and nine months ended September 30, 2022 and September 30, 2021
Operating results for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total investment income	$56,306	$34,984	$155,656	$98,730
Total operating expenses	28,394	20,101	76,955	54,934
Net investment income before taxes	27,912	14,883	78,701	43,796
Income taxes, including excise tax provision	—	26	6	7
Net investment income after taxes	27,912	14,857	78,695	43,789
Net realized gains (losses)	7,862	(3,762)	(3,803)	(1,580)
Net unrealized appreciation (depreciation)	(26,121)	3,315	(67,310)	23,999
Net realized and unrealized gains (losses) on investments, credit support agreements and foreign currency borrowings	(18,259)	(447)	(71,113)	22,419
Benefit from (provision for) taxes	240	—	(1,650)	(1)
Net increase in net assets resulting from operations	$9,893	$14,410	$5,932	$66,207
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
Total interest income	$40,639	$24,623	$113,492	$76,655
Total dividend income	7,905	2,867	22,844	3,333
Total fee and other income	4,321	4,488	10,589	9,190
Total payment-in-kind interest income	3,267	3,006	8,540	9,551
Interest income from cash	174	—	191	1
Total investment income	$56,306	$34,984	$155,656	$98,730
The change in total investment income for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, was primarily due to an increase in the average size of our portfolio, an increase in the weighted average yield on the portfolio from higher base rates and increased dividends from portfolio companies and joint venture investments. The increase in the average size of our portfolio was largely due to the increased middle-market investment opportunities and the investments acquired as part of the Sierra Acquisition. For the three and nine months ended September 30, 2022, dividends from portfolio companies and joint venture investments were $7.9 million and $22.8 million, respectively, as compared to $2.9 million and $3.3 million, respectively, for the three and nine months ended September 30, 2021. The amount of our outstanding debt investments was $2,122.5 million as of September 30, 2022, as compared to $1,407.0 million as of September 30, 2021. This increase is in part due to the acquisition of investment assets in the Sierra Acquisition. The weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was 8.6% as of September 30, 2022, as compared to 7.3% as of September 30, 2021. For the three and nine months ended September 30, 2022, acceleration of unamortized OID income and unamortized loan origination fees totaled $1.7 million and $4.8 million, respectively, as compared to $1.9 million and $4.6 million, respectively, for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2022, PIK interest income was $3.3 million and $8.5 million, respectively, as compared to $3.0 million and $9.6 million, respectively, for the three and nine months ended September 30, 2021.

Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses:
Interest and other financing fees	$15,341	$8,103	$40,170	$23,382
Base management fees	8,267	5,274	21,520	14,094
Incentive management fees	1,825	4,443	6,579	10,675
General and administrative expenses	2,961	2,281	8,686	6,783
Total operating expenses	$28,394	$20,101	$76,955	$54,934
Interest and Other Financing Fees
Interest and other financing fees during the three and nine months ended September 30, 2022 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the three and nine months ended September 30, 2021 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes and the February Notes. The increase in interest and other financing fees for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, was primarily attributable to the issuance of the November 2026 Notes, as well as an increase in the weighted average interest rate on the February 2019 Credit Facility. The weighted average interest on the February 2019 Credit Facility was 4.1% as of September 30, 2022, as compared to 2.1% as of September 30, 2021.
Base Management Fees
Under the terms of the New Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement (and, from January 1, 2021 to February 25, 2022, the terms of the Amended and Restated Advisory Agreement) and the fee arrangements thereunder. For the three and nine months ended September 30, 2022, the amount of Base Management Fee incurred was approximately $8.3 million and $21.5 million, respectively. For the three and nine months ended September 30, 2021, the amount of Base Management Fee incurred was approximately $5.3 million and $14.1 million, respectively. The increase in the Base Management Fee for the three and nine months ended September 30, 2022 versus the corresponding 2021 periods is primarily related to the average value of gross assets increasing from $1,687.6 million as of the end of the two most recently completed calendar quarters prior to September 30, 2021 to $2,645.4 million as of the end of the two most recently completed calendar quarters prior to September 30, 2022. For both the three and nine months ended September 30, 2022 and 2021, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the New Barings BDC Advisory Agreement (and, from January 1, 2021 to February 25, 2022, pursuant to the terms of the Amended and Restated Advisory Agreement), we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2022, the amount of income-based fee incurred was $1.8 million and $6.6 million, respectively, as compared to $4.4 million and $10.7 million, respectively, for the three and nine months ended September 30, 2021. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fee that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap.

General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three and nine months ended September 30, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.9 million and $2.7 million, respectively. For the three and nine months ended September 30, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.8 million and $1.8 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include Board fees, D&O insurance costs, as well as legal, valuation and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$(8,257)	$950	$(15,208)	$4,394
Affiliate investments	—	(24)	101	(101)
Control investments	(773)	—	(1,587)	—
Net realized gains (losses) on investments	(9,030)	926	(16,694)	4,293
Distributions of realized gains by investment companies	6,181	—	6,181	—
Foreign currency transactions	10,711	(4,688)	6,710	(5,873)
Net realized gains (losses)	$7,862	$(3,762)	$(3,803)	$(1,580)
During the three months ended September 30, 2022, we recognized net realized gains totaling $7.9 million, which consisted primarily of a net gain on foreign currency transactions of $10.7 million, a $6.2 million dividend from a portfolio company that was recognized as a net realized gain, partially offset by a net loss on our investment portfolio of $9.0 million. During the nine months ended September 30, 2022, we recognized net realized losses totaling $3.8 million, which consisted primarily of a net loss on our investment portfolio of $15.9 million, a $0.8 million loss on the exchange of a debt investment in one portfolio company for equity, partially offset by a $6.2 million distribution from a portfolio company that was recognized as a net realized gain and a net gain on foreign currency transactions of $6.7 million.
During the three months ended September 30, 2021, we recognized net realized losses totaling $3.8 million, which consisted primarily of a net loss on foreign currency transactions of $4.7 million, partially offset by a net gain on our loan portfolio of $0.9 million. In the nine months ended September 30, 2021, we recognized net realized losses totaling $1.6 million, which consisted primarily of a net loss on foreign currency transactions of $5.9 million, partially offset by a net gain on our loan portfolio of $4.3 million.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(29,481)	$(8,354)	$(123,498)	$1,308
Affiliate investments	(320)	(323)	(759)	9,209
Control investments	(16,991)	1,115	14,704	(1,487)
Net unrealized appreciation (depreciation) on investments	(46,792)	(7,562)	(109,553)	9,030
Credit support agreements	3,440	—	(10,320)	700
Foreign currency transactions	17,231	10,877	52,563	14,269
Net unrealized appreciation (depreciation)	$(26,121)	$3,315	$(67,310)	$23,999
During the three months ended September 30, 2022, we recorded net unrealized depreciation totaling $26.1 million, consisting of net unrealized depreciation on our current portfolio of $47.9 million, unrealized depreciation of $0.1 million on the MVC credit support agreement with Barings, unrealized depreciation reclassification adjustments of $0.5 million related to the net realized gains on the sales / repayments of certain investments, net of unrealized appreciation of $3.5 million on the Sierra credit support agreement with Barings, deferred tax asset of $1.6 million and net unrealized appreciation related to foreign currency transactions of $17.2 million. The net unrealized depreciation on our current portfolio of $47.9 million was driven primarily by credit or fundamental performance of investments of $1.8 million, the impact of foreign currency exchange rates on investments of $26.9 million and broad market moves for investments of $19.2 million.
During the nine months ended September 30, 2022, we recorded net unrealized depreciation totaling $67.3 million, consisting of net unrealized depreciation on our current portfolio of $110.5 million, net unrealized depreciation of $6.1 million on the MVC credit support agreement with Barings, net unrealized depreciation of $4.2 million on the Sierra credit support agreement with Barings, unrealized depreciation reclassification adjustments of $0.7 million related to the net realized gains on the sales / repayments of certain investments, net of deferred tax asset of $1.6 million and unrealized appreciation related to foreign currency transactions of $52.6 million. The net unrealized depreciation on our current portfolio of $110.5 million was driven primarily by the impact of foreign currency exchange rates on investments of $56.2 million and broad market moves for investments of $74.7 million, partially offset by credit or fundamental performance of investments of $20.3 million.
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
Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our available borrowing capacity under the February 2019 Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Liquidity and Capital Resources” section should be read in conjunction with the notes to our Unaudited Consolidated Financial Statements.

Cash Flows
For the nine months ended September 30, 2022, we experienced a net increase in cash in the amount of $53.1 million. During that period, our operating activities provided $109.7 million in cash, consisting primarily of net cash acquired from the acquisition of Sierra of $101.9 million and proceeds from sales or repayments of portfolio investments totaling $900.3 million, partially offset by purchases of portfolio investments of $938.7 million. In addition, our financing activities used net cash of $56.6 million, consisting of dividends paid in the amount of $67.7 million and share repurchases of $23.6 million, partially offset by net borrowings under the February 2019 Credit Facility (as defined below under “Financing Transactions”) of $36.6 million. As of September 30, 2022, we had $137.3 million of cash and foreign currencies on hand.
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
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility total $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2024, followed by a one-year repayment period with a maturity date of February 21, 2025.
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

As of September 30, 2022, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $437.5 million outstanding under the February 2019 Credit Facility with an interest rate of 4.695% (one month SOFR of 2.595%), borrowings denominated in Swedish kronas of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 3.063% (one month STIBOR of 1.063%), borrowings denominated in British pounds sterling of £68.6 million ($76.6 million U.S. dollars) with an interest rate of 3.723% (one month SONIA of 1.723%), and borrowings denominated in Euros of €138.6 million ($135.8 million U.S. dollars) with an interest rate of 2.375% (one month EURIBOR of 0.375%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2022, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $651.0 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The Company's permitted issuance period for the Additional Notes under the August 2020 NPA expired on February 3, 2022, prior to which date the Company issued no Additional Notes.
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of September 30, 2022, we were in compliance with all covenants under the August 2020 NPA.
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
As of September 30, 2022, the fair value of the outstanding August 2025 Notes was $45.9 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2022, we were in compliance with all covenants under the November 2020 NPA.
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
As of September 30, 2022, the fair value of the outstanding Series B Notes and the Series C Notes was $55.8 million and $95.1 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2022, we were in compliance with all covenants under the February 2021 NPA.
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
As of September 30, 2022, the fair value of the outstanding Series D Notes and the Series E Notes was $69.2 million and $56.9 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of September 30, 2022, the fair value of the outstanding November 2026 Notes was $284.9 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Share Repurchases
In connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. The MVC repurchase program terminated on May 6, 2022. During the nine months ended September 30, 2022, we repurchased a total of 207,677 shares of common stock in the open market under the authorized program at an average price of $10.14 per share, including broker commissions.
In connection with the completion of the acquisition of Sierra, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing on April 1, 2022 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with our covenant and regulatory requirements. During the nine months ended September 30, 2022, we repurchased a total of 2,213,229 shares of common stock in the open market under the authorized program at an average price of $9.72 per share, including broker commissions.
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
Recent Developments
Subsequent to September 30, 2022, we made approximately $131.1 million of new commitments, of which $103.0 million closed and funded. The $103.0 million of investments consists of $97.5 million of first lien senior secured debt investments and $5.5 million of equity investments. The weighted average yield of the debt investments was 9.9%. In addition, we funded $7.5 million of previously committed delayed draw term loans.
Subsequent to September 30, 2022, we placed our debt investment in Core Scientific Inc. (“Core Scientific”) on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will no longer recognize interest income on our debt investment in Core Scientific for financial reporting purposes.
On November 10, 2022, the Board declared a quarterly distribution of $0.24 per share payable on December 14, 2022 to holders of record as of December 7, 2022.
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
As of September 30, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 190% of our total net assets, as compared to approximately 243% of our total net assets as of December 31, 2021.
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
Our investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Adviser determines the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Adviser assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all of our investments for which market quotations are not readily available. The Board may choose to designate our investment adviser to perform the fair value determination relating to such investments. The Board has designated Barings as valuation designee to perform the fair value determinations relating to the value of these assets. Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by Barings' pricing committee.
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use. If the Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to Barings that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, Barings determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, our Audit Committee and the independent valuation firm.
The SEC has adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Barings implemented enhanced processes to comply with the new rule’s valuation requirements before the SEC’s September 8, 2022 compliance date.
Valuation Techniques
The Adviser’s valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Adviser’s market assumptions. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Adviser will utilize alternative approaches such as broker quotes or manual prices. The Adviser attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
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
Interest income from investments in the equity class of a collateralized loan obligation (“CLO”) security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
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
Fee income for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,582	$1,144	$4,398	$3,386
Management, valuation and other fees	620	542	667	1,671
Total Recurring Fee Income	2,202	1,686	5,065	5,057
Non-Recurring Fee Income:
Prepayment fees	—	242	134	292
Acceleration of unamortized loan origination fees	1,685	1,930	4,182	3,201
Advisory, loan amendment and other fees	434	630	1,208	640
Total Non-Recurring Fee Income	2,119	2,802	5,524	4,133
Total Fee Income	$4,321	$4,488	$10,589	$9,190
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

Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2022 and December 31, 2021, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
1888 Industrial Services, LLC(1)(2)	Revolver	$75	$—
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	—	1,179
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	—	110
Accurus Aerospace Corporation(1)	Revolver	2,305	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	1,448
Amtech LLC(1)	Delayed Draw Term Loan	1,527	2,727
Amtech LLC(1)	Revolver	545	682
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	859	6,207
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	336	—
APC1 Holding(1)(2)(3)	Delayed Draw Term Loan	490	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	—	503
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,593	3,147
Arc Education(1)(2)(3)	Delayed Draw Term Loan	1,744	—
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	733	—
Argus Bidco Limited(1)(2)(4)	Bridge Term Loan	156	—
ASC Communications, LLC	Revolver	1,089	—
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	813	2,571
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,228	3,497
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	961	962
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	1,861	2,161
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	378
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	417	—
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	185	432
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	124	144
BrightSign LLC(1)	Revolver	1,329	1,329
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	613
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	109	167
Centralis Finco S.a.r.l.(1)(2)(3)	Incremental CAF Term Loan	944	461
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,851	2,149
CGI Parent, LLC(1)	Revolver	1,653	—
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	141	393
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	1,311	1,311
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	3,576	3,576
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	—	6,018
Comply365, LLC(1)	Revolver	1,101	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	770	894

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Crash Champions, LLC(1)	Delayed Draw Term Loan	—	5,420
CSL Dualcom(1)(2)(4)	Acquisition Term Loan	822	998
Dart Buyer, Inc.(1)	Delayed Draw Term Loan	—	2,431
DecksDirect, LLC(1)(2)	Revolver	218	218
DreamStart Bidco SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	531	617
Dune Group(1)(2)(3)	Delayed Draw Term Loan	573	665
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	5,164	692
Eclipse Business Capital, LLC(1)	Revolver	16,545	11,818
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	9,907	12,458
EMI Porta Holdco LLC(1)(2)	Revolver	2,064	2,966
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	257	583
eShipping, LLC(1)	Delayed Draw Term Loan	1,650	2,548
eShipping, LLC(1)	Revolver	1,486	1,232
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	—
Express Wash Acquisition Company, LLC(1)(2)	Delayed Draw Term Loan	587	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	226	405
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	180	180
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	711	—
FragilePak LLC(1)	Delayed Draw Term Loan	2,354	2,354
Global Academic Group Limited(1)(2)(7)	Term Loan	403	—
GPZN II GmbH(1)(2)(3)	CAF Term Loan	514	—
Greenhill II BV(1)(2)(3)	Capex Acquisition Facility	234	—
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	297	—
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	267	657
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	—
HTI Technology & Industries(1)(2)	Revolver	1,364	—
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	913	1,563
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	1,217
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,158	1,825
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	2,184	2,535
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	1,203	—
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	109	—
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)(2)	Revolver	118	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	3,763	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jocassee Partners LLC	Joint Venture	65,000	20,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,289	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	2,830	4,544
Kemmerer Operations LLC(1)(2)	Delayed Draw Term Loan	908	—
LAF International(1)(3)	Acquisition Facility	—	341
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	941
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,621	1,881
Lattice Group Holdings Bidco Limited(1)	Delayed Draw Term Loan	298	—

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
LeadsOnline, LLC(1)	Revolver	2,603	—
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	34	82
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	22	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	140	162
Marshall Excelsior Co.(1)(2)	Revolver	413	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	817	817
Mercell Holding AS(1)(2)(8)	Bridge Term Loan	255	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	850	—
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	918	1,038
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	549	2,617
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,245	1,311
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	—	1,261
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	103
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	411	541
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	808	—
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	425	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	802	—
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	—	686
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	817
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,289	4,357
OSP Hamilton Purchaser, LLC(1)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	1,283
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	289
PDQ.Com Corporation(1)	Delayed Draw Term Loan	7,753	10,948
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class A	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class B	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class C	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class D	73	—
Perimeter Master Note Business Trust(1)(2)	Series 2022-One Class E	3,709	—
Polara Enterprises, L.L.C.(1)(2)	Revolver	545	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	6,944
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	2,645	1,933
ProfitOptics, LLC(1)(2)	Revolver	484	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	727	844
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	667
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Acquisition Term Loan	—	373
RA Outdoors, LLC(1)(2)	Revolver	1,235	—
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	929	1,455
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	557	1,061
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	—	153
Royal Buyer, LLC(1)(2)	Revolver	1,340	—
Royal Buyer, LLC(1)(2)	Delayed Draw Term Loan	2,209	—
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	1,032	—
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	2,126	—

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	2,083	—
Scout Bidco B.V.(1)(2)(3)	Revolver	945	—
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	1,959	2,274
Security Holdings B.V.(1)(2)(3)	Revolver	980	1,137
Sereni Capital NV(1)(2)(3)	Term Loan	220	—
Smartling, Inc.(1)	Delayed Draw Term Loan	1,978	2,353
Smartling, Inc.(1)	Revolver	1,176	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	38	655
Springbrook Software (SBRK Intermediate, Inc.)(1)(2)	Delayed Draw Term Loan	—	2,373
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	4,328	5,251
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933	1,933
Syntax Systems Ltd(1)(2)	Revolver	337	569
Tank Holding Corp(1)	Revolver	873	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	—	1,621
Techone B.V.(1)(2)(3)	Revolver	205	432
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	—	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)(2)	Revolver	2,583	—
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	2,204	2,773
TPC Group, Inc.(1)(2)	Revolver	34,322	—
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	—	1,857
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	—	4,540
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,130	2,070
Union Bidco Limited(1)(2)(4)	Acquisition Facility	89	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,488	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,629	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	2,622	3,832
Waccamaw River(2)	Joint Venture	2,480	11,280
Woodland Foods, Inc.(1)(2)	Line of Credit	792	2,070
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,886	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
ZB Holdco LLC(1)	Revolver	845	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,335	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	491	—
Total unused commitments to extend financing		$299,238	$234,658
(1)The Adviser’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
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
(8)Actual commitment amount is denominated in Norwegian Kroner. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of September 30, 2022 and December 31, 2021, we had guaranteed €9.9 million ($9.7 million U.S. dollars and $11.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2022, we were not a party to any interest rate hedging arrangements.
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
The U.S. Federal Reserve is currently embarking on an aggressive campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases is to slow economic growth and reduce price pressure. There is a significant chance that this central bank tightening cycle could force the U.S. into a recession, at which point interest rates and base rates would likely decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of September 30, 2022, approximately $1,826.5 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our September 30, 2022 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$54,796	$19,530	$35,266
Up 200 basis points	36,531	13,020	23,511
Up 100 basis points	18,265	6,510	11,755
Down 25 basis points	(4,566)	(1,627)	(2,939)
Down 50 basis points	(9,133)	(3,255)	(5,878)
(1) Excludes the impact of foreign currency exchange
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of September 30, 2022, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 3.063%, borrowings denominated in British pounds sterling of £68.6 million ($76.6 million U.S. dollars) with an interest rate of 3.723% and borrowings denominated in Euros of €138.6 million ($135.8 million U.S. dollars) with an interest rate of 2.375%.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2022, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 92,042 shares of our common stock for an aggregate of $890,374 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on August 9, 2022.
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
In connection with the completion of the acquisition of Sierra, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing on April 1, 2022 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with our covenant and regulatory requirements. During the three months ended September 30, 2022, we repurchased a total of 903,787 shares of our common stock in the open market under the authorized program at an average price of $9.42 per share, including broker commissions.

The following chart summarizes repurchases of our common stock for the three months ended September 30, 2022:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
July 1 through July 31, 2022	503,279		$9.47	503,279	$12,260
August 1 through August 31, 2022	107,638		$10.02	107,638	$11,182
September 1 through September 30, 2022	384,912	(1)	$9.23	292,870	$8,479	(3)
(1)     Includes 92,042 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.
(3)     Subsequent to period-end, through November 10, 2022, we repurchased an additional 50,267 shares of our common stock pursuant to the share repurchase plan at an average price of $8.35 per share, including broker commissions.
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

3.4	Articles Supplementary (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**
**    Filed Herewith.
***    Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS BDC, INC.

Date:	November 10, 2022	/s/ Jonathan Bock
Jonathan Bock
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2022	/s/ Jonathan Landsberg
Jonathan Landsberg
Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2022	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Operating Officer & Chief Accounting Officer
(Principal Accounting Officer)