Form 10-K
period 2022-12-31
Barings BDC, Inc.
filed 2023-02-23
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐	Non-accelerated filer	☐	Smaller reporting company	☐
					Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure that all executive officers, directors and 10% or more stockholders of the registrant are “affiliates”) as of June 30, 2022, based on the closing price on that date of $9.31 on the New York Stock Exchange, was $890,410,104.
The number of shares outstanding of the registrant’s common stock on February 23, 2023 was 107,916,166.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant's 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BARINGS BDC, INC.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, such as the ongoing COVID-19 pandemic, on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas.
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

PART I
Item 1.  Business.
Organization
We are a Maryland corporation incorporated on October 10, 2006. We currently operate as a closed-end, non-diversified investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected for federal income tax purposes to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), for tax purposes.
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
The Asset Sale and Externalization Transactions
In April 2018, we entered into an asset purchase agreement (the “Asset Purchase Agreement”), with BSP Asset Acquisition I, LLC (the “Asset Buyer”), an affiliate of Benefit Street Partners L.L.C., pursuant to which we agreed to sell our December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017 (such transaction referred to herein as the “Asset Sale Transaction”). Also in April 2018, we entered into a stock purchase and transaction agreement (the “Externalization Agreement”), with Barings LLC (“Barings”) through which Barings agreed to become our investment adviser in exchange for (1) a payment by Barings of $85.0 million, or approximately $1.78 per share, directly to our stockholders, (2) an investment by Barings of $100.0 million in newly issued shares of our common stock at net asset value and (3) a commitment from Barings to purchase up to $50.0 million of shares of our common stock in the open market at prices up to and including our then-current net asset value per share for a two-year period, after which Barings agreed to use any remaining funds from the $50.0 million to purchase additional newly-issued shares of our common stock at the greater of our then-current net asset value per share or market price (collectively, the “Externalization Transaction”). The Asset Sale Transaction and the Externalization Transaction are collectively referred to as the “Transactions.” The Transactions were approved by our stockholders at our July 24, 2018 special meeting of stockholders (the “2018 Special Meeting”).
The Externalization Transaction closed on August 2, 2018 (the “Externalization Closing”). Effective as of the Externalization Closing, we changed our name from Triangle Capital Corporation to Barings BDC, Inc. and on August 3, 2018, began trading on the New York Stock Exchange (“NYSE”) under the symbol “BBDC.”
Our former wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP (“Triangle SBIC”), Triangle Mezzanine Fund II LP (“Triangle SBIC II”), and Triangle Mezzanine Fund III LP (“Triangle SBIC III”), were specialty finance limited partnerships that were formed to make investments primarily in lower middle-market companies located throughout the United States. Each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III held licenses to operate as Small Business Investment Companies (“SBICs”), under the authority of the United States Small Business Administration (“SBA”). In connection with the closing of the Asset Sale Transaction, we repaid all of our outstanding SBA-guaranteed debentures and surrendered the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III. Triangle SBIC, Triangle SBIC II, and Triangle SBIC III were dissolved during the year ended December 31, 2019.
Prior to the Externalization Transaction, we were internally managed by our executive officers under the supervision of our Board of Directors (the “Board”). During this period, we did not pay management or advisory fees, but instead incurred the operating costs associated with employing executive management and investment and portfolio management professionals. In connection with the closing of the Externalization Transaction, we entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with Barings, pursuant to which Barings serves as our investment adviser and administrator and manages our investment portfolio which initially consisted primarily of the cash proceeds received in connection with the Asset Sale Transaction.
MVC Capital, Inc. Acquisition
On December 23, 2020 we completed our acquisition of MVC Capital, Inc., a Delaware corporation (“MVC”) (the “MVC Acquisition”) pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “MVC Merger Agreement”), dated as of August 10, 2020, with MVC, Mustang Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“MVC Acquisition Sub”), and Barings. To effect the acquisition, MVC Acquisition Sub merged with and into MVC, with MVC surviving the merger as our wholly owned subsidiary (the “First MVC Merger”). Immediately thereafter, MVC merged with and into us, with us as the surviving company (the “Second MVC Merger” and, together with the First MVC Merger, the “MVC Merger”).
Pursuant to the MVC Merger Agreement, MVC stockholders received the right to the following merger consideration in exchange for each share of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger (other than shares of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger that were held by a subsidiary of MVC or held, directly or indirectly, by us or MVC Acquisition Sub), in accordance with the MVC Merger Agreement: (i) an amount in cash from Barings, without interest, equal to $0.39492, and (ii) 0.9790836 shares of our common stock, which ratio gave effect to the Euro-dollar exchange rate adjustment mechanism in the MVC Merger Agreement, plus cash in lieu of fractional shares. We issued approximately 17,354,332 shares of our common stock to MVC’s then-existing stockholders in connection with the MVC Merger, thereby resulting in our then-existing stockholders owning approximately 73.4% of the combined company and MVC's then-existing stockholders owning approximately 26.6% of the combined company.
In connection with the MVC Merger, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program occurred during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and were made in accordance with applicable legal, regulatory and contractual requirements, including covenants under our senior secured credit facility with ING Capital LLC initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). During the year ended December 31, 2022, we repurchased a total of 207,677 shares of common stock in the open market under the authorized program at an average price of $10.14 per share, including broker commissions. The MVC repurchase program terminated on May 6, 2022.
In connection with the MVC Acquisition on December 23, 2020, following the closing of the MVC Merger, we entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings, effective January 1, 2021, which amended the Original Advisory Agreement to, among other things, (i) reduce the annual base management fee payable to Barings from 1.375% to 1.250% of our gross assets, (ii) reset the commencement date for the rolling 12-quarter “look-back” provision used to calculate the income incentive fee and incentive fee cap to January 1, 2021 from January 1, 2020 and (iii) describe the fact that we may enter into guarantees, sureties and other credit support arrangements with respect to one or more of our investments, including the impact of these arrangements on the income incentive fee cap. See “Management Agreements – Investment Advisory Agreement” in this Item 1 of Part I of this Annual Report on Form 10-K for more information.
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the MVC Merger, we entered into a Credit Support Agreement (the “MVC Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. The MVC Credit Support Agreement is intended to give stockholders of the combined company downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the MVC Merger. There is no fee or other payment by us to Barings or any of its affiliates in connection with the MVC Credit Support Agreement. Any cash payment from Barings to us under the MVC Credit Support Agreement will be excluded from the incentive fee calculations under the Amended and Restated Advisory Agreement. See “Note 2. Agreements and Related Party Transactions” and “Note. 6 Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
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
Pursuant to the Sierra Merger Agreement, each share of Sierra common stock, par value $0.001 per share (the “Sierra Common Stock”), issued and outstanding immediately prior to the effective time of the First Sierra Merger (other than shares of Sierra Common Stock issued and outstanding immediately prior to the effective time of the First Sierra Merger that were held by a subsidiary of Sierra or held, directly or indirectly, by us or Sierra Acquisition Sub) was converted into the right to receive (i) an amount in cash from Barings, without interest, equal to $0.9783641, and (ii) 0.44973 shares of our common stock, plus any cash in lieu of fractional shares. As a result of the Sierra Merger, former Sierra stockholders received approximately 46.0 million shares of our common stock for their shares of Sierra Common Stock.
In connection with the Sierra Merger, on February 25, 2022, following the closing of the Sierra Merger, we entered into (1) a second amended and restated investment advisory agreement with Barings (the “New Barings BDC Advisory Agreement”), and (2) a credit support agreement (the “Sierra Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. See “Note 2. Agreements and Related Party Transactions” and “Note. 6 Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10K for more information.
In addition, in connection with the Sierra Merger, we committed to make open-market purchases of shares of our common stock, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to our compliance with our covenant and regulatory requirements, in an aggregate amount of up to $30.0 million at then-current market prices at any time the shares of our common stock trade below 90% of our then-most recently disclosed net asset value per share during the 12-month period commencing on April 1, 2022. During the year ended December 31, 2022, we had repurchased the maximum amount of $30.0 million of common stock authorized under the Sierra share repurchase program. In total under the Sierra share repurchase program, we repurchased a total of 3,179,168 shares of common stock in the open market under the authorized program at an average price of $9.44 per share, including broker commissions.
Overview of Our Business
Beginning in August 2018, Barings shifted our investment focus to invest in syndicated senior secured loans, bonds and other fixed income securities. Since that time, Barings has transitioned our portfolio to primarily senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings’ existing Securities and Exchange Commission (“SEC”) co-investment exemptive relief under the 1940 Act (the “Exemptive Relief”) permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings’ Global Private Finance Group (“Barings GPFG”), manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $271.3 billion Global Fixed Income Platform (as of December 31, 2022) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles.
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
Under the terms of the Administration Agreement, Barings (in its capacity as our Administrator) performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as Barings, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Barings also, on our behalf and subject to the Board’s oversight, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials required to be filed with the SEC or any other regulatory authority.
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 50 investment professionals (as of December 31, 2022) located in three offices in the U.S. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The

U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the 2018 Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level that is more consistent with a portfolio of senior secured debt. As of December 31, 2022, our asset coverage ratio was 183.0%.
Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG’s Origination and Portfolio Management Resources. As of December 31, 2022 Barings GPFG has over 90 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
•Utilizing Long-Standing Relationships to Source Investments.    Barings GPFG has worked diligently over decades to build strategic relationships with private equity firms globally. Based on Barings GPFG’s long history of providing consistent, predictable capital to middle-market sponsors, even in periods of market dislocation, Barings believes it has a reputation as a reliable partner. Barings also maintains extensive personal relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to us. These relationships historically have generated significant investment opportunities. We believe that this network of relationships will continue to produce attractive investment opportunities.
•Focusing on the Middle-Market. We primarily invest in middle-market companies. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”), of $10.0 million to $75.0 million.
•Providing One-Stop Customized Financing Solutions.    Barings believes that Barings GPFG’s ability to commit to and originate larger hold positions (in excess of $200 million) in a given transaction is a differentiator to middle-market private equity sponsors. In today’s market, it has become increasingly important to have the ability to underwrite an entire transaction, providing financial sponsors with certainty of close. Barings GPFG offers a variety of financing structures and has the flexibility to structure investments to meet the needs of our portfolio companies.
•Applying Consistent Underwriting Policies and Active Portfolio Management.    We believe robust due diligence on each investment is paramount due to the illiquid nature of a significant portion of our assets. With limited ability to liquidate holdings, private credit investors must take a longer-term, “originate-to-hold” investment approach. Barings has implemented underwriting policies and procedures that are followed for each potential transaction. This consistent and proven fundamental underwriting process includes a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which Barings believes allows it to better assess the company’s prospects. After closing, Barings maintains ongoing access to both the sponsor and portfolio company management in order to closely monitor investments and suggest or require remedial actions as needed to avoid a default.
•Maintaining Portfolio Diversification.    While we focus our investments in middle-market companies, we seek to invest across various industries and in both United States-based and foreign-based companies. Barings monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.
•Other Investments.     To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high yield investments and/or mortgage securities. Our special situation investments generally comprise of investments in stressed and distressed corporate debt instruments which are expected to include (but which are not limited to) senior secured loans (including assignments and participations), second lien loans and subordinated debt (including mezzanine and payment-in-kind (“PIK”) securities), secured floating rate notes and secured fixed rated notes, unsecured loans, unsecured senior and subordinated corporate bonds, debentures, notes, commercial paper, convertible debt obligations, equity investments (including preferred stock and common equity instruments), hedging arrangements, other forms of subordinated debt, structured credit (e.g., asset-backed securities) and equity instruments.
Investments
Debt Investments
The terms of our directly originated debt investments in middle market companies are tailored to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect lender rights and manage risk while creating incentives for the portfolio company to achieve its business plan. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protections, change of control provisions, put rights and a pledge of the operating companies’ stock which provides us with additional exit options in downside scenarios. Other lending protections may include term loan amortization, excess cash flow sweeps (effectively additional term loan amortization), limitations on a company’s ability to make acquisitions, maximums on capital expenditures and limits on allowable dividends and distributions. Further, up-front closing fees of typically 1-3% of the loan amount act effectively as pre-payment protection given the cost to a company to refinance early. Additionally, we will typically include call protection provisions effective for the first six to twelve months of an investment to enhance our potential total return.
We invest in predominately senior secured private debt investments in, well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe that negotiated senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We invest primarily in loans that have terms of between five and seven years, and bear interest at rates ranging from LIBOR (or an applicable successor rate) plus 450 basis points to LIBOR plus 650 basis points per annum.
Equity Investments
On a limited basis, we may acquire equity interests in portfolio companies. In such cases, we generally seek to structure our equity investments as non-control investments that provide us with minority rights.

Investment Criteria
We utilize the following criteria and guidelines in evaluating investment opportunities in middle market companies. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.
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
Investment Process
Our investment origination and portfolio monitoring activities for middle-market companies are performed by Barings GPFG. The Investment Committee at Barings GPFG is responsible for all aspects of our investment process for investments in middle-market companies; however, other investment committees within Barings are primarily responsible for the investment process for our opportunistic investments in special situations, structured credit (e.g., private asset-backed securities), high-yield investments and mortgage securities. Each of Barings’ investment processes is designed to maximize risk-adjusted returns, minimize non-performing assets and avoid investment losses. In addition, the investment process is also designed to provide sponsors and/or prospective portfolio companies with efficient and predictable deal execution.

Origination
Barings GPFG’s typical origination process for investments in middle-market companies is summarized in the following chart:
Investment Pre-Screen
The investment pre-screen process typically begins with a review of an offering memorandum or other high-level prospect information by an investment originator. A fundamental bottoms-up credit analysis is prepared and independent third-party research is gathered in addition to the information received from the sponsor. The investment group focuses on a prospective investment’s fundamentals, sponsor/source and proposed investment structure. This review may be followed by a discussion between the investment originator and an investment group head to identify investment opportunities that should be passed on, either because they fall outside of Barings GPFG’s stated investment strategy or offer an unacceptable risk-adjusted return. If the originator and investment group head agree that an investment opportunity is worth pursuing, a credit analyst assists the originator with preparation of a screening memorandum. The screening memorandum is typically discussed internally with the investment group head and other senior members of the investment group, and in certain instances, the investment group head may elect to review the screening memorandum with the investment committee prior to the preliminary investment proposal.
Preliminary Investment Proposal
Following the screening memorandum discussion, if the decision is made by the investment group head to pursue an investment opportunity, key pricing and structure terms may be communicated to the prospective borrower verbally or via a non-binding standard preliminary term sheet in order to determine whether the proposed terms are competitive.
Investment Approval
Upon acceptance by a sponsor/prospective borrower of preliminary key pricing and structure terms, the investment process continues with formal due diligence. The investment team typically attends meetings with the prospective portfolio company’s management, reviews historical and forecasted financial information and third-

party diligence reports, conducts research to support preparation of proprietary financial models including both base case and downside scenarios, valuation analyses, and ultimately, an underwriting memorandum for review by the investment committee. A majority of the votes cast at a meeting at which a majority of the members of the Investment Committee is present is required to approve all investments in new middle-market portfolio companies.
Commitment Letter
For investments that require written confirmation of commitment, commitment letters are typically reviewed by Barings GPFG’s internal legal team or outside counsel. Commitment letters typically include customary conditions as well as any conditions specified by the investment committee. Such conditions could include, but are not limited to, specific confirmatory due diligence, minimum pre-close Adjusted EBITDA, minimum capitalization, satisfactory documentation, satisfactory legal due diligence and absence of material adverse change. Unless specified by the investment committee as a condition to approval, commitment letters need not include final investment committee approval as a condition precedent.
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
Portfolio Management and Investment Monitoring
Our portfolio management and investment monitoring processes are overseen by Barings. Barings’ portfolio management process is designed to maximize risk-adjusted returns and identify non-performing assets well in advance of potentially adverse events in order to mitigate investment losses. Key aspects of the Barings investment and portfolio management process include:
•Culture of Risk Management.    The investment team that approves an investment monitors the investment’s performance through repayment. We believe this practice encourages accountability by connecting investment team members with the long-term performance of the investment. This also allows us to leverage the underwriting process, namely the comprehensive understanding of the risk factors associated with the investment that an investment team develops during underwriting. In addition, we seek to foster continuous interaction between investment teams and the investment committee. This frequent communication encourages the early escalation of issues to members of the investment committee to leverage their experience and expertise well in advance of potentially adverse events.
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
•Focus Credit List Reviews. Certain credits are deemed to be on the “Focus Credit List”, or a list of similar meaning and are typically reviewed on a more frequent basis. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the investment committee to ensure any mitigating steps are taken in a timely manner.
•Sponsor Relationships. For middle-market loans, we invest primarily in transactions backed by a private equity sponsor and when evaluating investment opportunities, we take into account the strength of the sponsor (e.g., track record, sector expertise, strategy, governance, follow-on investment capacity, relationship with Barings GPFG). Having a strong relationship and staying in close contact with sponsors and management during not only the underwriting process but also throughout the life of the investment allows us to engage the sponsor and management early to address potential covenant breaks or other issues.
•Robust Investment and Portfolio Management System. Barings’ investment and portfolio management system serves as the central repository of data used for investment management, including both company-level metrics (e.g., probability of default, Adjusted EBITDA, geography) and asset-level metrics (e.g., price, spread/coupon, seniority). Barings portfolio management has established a set of data that analysts must update quarterly, or more frequently when appropriate, in order to produce a one-page summary for each company, which are used during quarterly portfolio reviews.
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
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.
Investment Valuation Process
The Board must determine fair value in good faith for any or all of our investments for which market quotations are not readily available. The Board has designated Barings as valuation designee to perform the fair value determinations relating to the value of these assets. Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by Barings’ pricing committee.
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

Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use. If the Barings pricing committee disagrees with the price range provided, it may make a fair value recommendation to Barings that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
For a further discussion of our valuation procedures, see the section entitled “Critical Accounting Policies and Use of Estimates — Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K.
Valuation Inputs
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
We use the expertise of the investment professionals of Barings to assess investment risks and determine appropriate pricing for our investments in portfolio companies. We believe the relationship we have with Barings enables us to learn about, and compete for financing opportunities with companies in middle-market businesses that operate across a wide range of industries. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses” included in Item 1A of Part I of this Annual Report on Form 10-K.
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the three years ended December 31, 2022 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
Participants may terminate their accounts under the plan by notifying the Plan Administrator via its website at www.computershare.com/investor, by filling out the transaction request form located at the bottom of their statement and sending it to the Plan Administrator at Computershare, Inc., P.O. Box 43006, Providence, Rhode Island 02940 or by calling the Plan Administrator at (866) 228-7201.
We may terminate the plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the Plan Administrator by mail at Computershare, Inc., P.O. Box 43006, Providence, Rhode Island 02940.
Employees
We do not currently have any employees and do not expect to have any employees. The services necessary for our business are provided by individuals who are employees of Barings, pursuant to the terms of the New Barings BDC Advisory Agreement and our Administration Agreement. Each of our executive officers is an employee of Barings and our day-to-day investment activities are managed by Barings.
Management Agreements
On August 2, 2018, we entered into the Original Advisory Agreement and the Administration Agreement with Barings, an investment adviser registered under the Advisers Act. Our then-current board of directors unanimously approved the Original Advisory Agreement at an in-person meeting on March 22, 2018. Our stockholders approved the Original Advisory Agreement at the 2018 Special Meeting. In connection with the MVC Acquisition, we entered into the Amended and Restated Advisory Agreement on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The Amended and Restated Advisory Agreement was approved on September 9, 2020 by the then-current Board, including a majority of the directors on the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or Barings. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. In connection with the Sierra Merger, we entered into the New Barings BDC Advisory Agreement on February 25, 2022. The New Barings BDC Advisory Agreement was most recently approved by our Board, including a majority of the directors on the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or Barings, on May 5, 2022.
Investment Advisory Agreement
Pursuant to the New Barings BDC Advisory Agreement, Barings manages our day-to-day operations and provides us with investment advisory services. Among other things, Barings (i) determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of our investments; (iii) executes, closes, services and monitors the investments that we make; (iv) determines the securities and other assets that we will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides us with such other investment advisory, research and related services we may, from time to time, reasonably require for the investment of its funds.
The New Barings BDC Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Barings, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings (collectively, the “IA Indemnified Parties”), are entitled to indemnification from us for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of any actions or omissions or otherwise based upon the performance of any of Barings’ duties or obligations under the New Barings BDC Advisory Agreement or otherwise as our investment adviser. Barings’ services under the New Barings BDC Advisory Agreement are not exclusive, and Barings is generally free to furnish similar services to other entities so long as its performance under the New Barings BDC Advisory Agreement is not adversely affected.
Barings has entered into a personnel-sharing arrangement with its affiliate, Baring International Investment Limited (“BIIL”). BIIL is a wholly-owned subsidiary of Baring Asset Management Limited, which in turn is an indirect, wholly-owned subsidiary of Barings. Pursuant to this arrangement, certain employees of BIIL may serve as “associated persons” of Barings and, in this capacity, subject to the oversight and supervision of Barings, may provide research and related services, and discretionary investment management and trading services (including acting as portfolio managers) to us on behalf of Barings. This arrangement is based on no-action letters of the staff of the SEC that permit SEC-registered investment advisers to rely on and use the resources of advisory affiliates or “participating affiliates,” subject to the supervision of that SEC-registered investment adviser. BIIL is a “participating affiliate” of Barings, and the BIIL employees are “associated persons” of Barings.
Under the New Barings BDC Advisory Agreement, we pay Barings (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides us thereunder.
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
Post-December 31, 2020 Base Management Fee
Beginning January 1, 2021, the Base Management Fee is calculated based on our gross assets, including the credit support agreements, assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.25%. The Base Management Fee is payable quarterly in arrears on a calendar quarter basis, and is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter will be appropriately pro-rated.
Pre-January 1, 2021 Incentive Fee
For the period from August 2, 2018 through December 31, 2020, under the Original Advisory Agreement, the Incentive Fee was comprised of two parts: (1) a portion based on our pre-incentive fee net investment income (the “Pre-2021 Income-Based Fee”) and (2) a portion based on the net capital gains received on our portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation for that same calendar year (the “Pre-2021 Capital Gains Fee”).
The Pre-2021 Income-Based Fee was calculated as follows:
(i)For each quarter from and after August 2, 2018 through December 31, 2019 (the “Pre-2020 Period”), the Pre-2021 Income-Based Fee was calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter for which such fees were being calculated. In respect of the Pre-2020 Period, “Pre-Incentive Fee Net Investment Income” meant interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the relevant calendar quarter, minus our operating expenses for such quarter (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
(ii)For each quarter beginning on and after January 1, 2020 (the “Post-2019 Period”), the Pre-2021 Income-Based Fee was calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and the eleven preceding calendar quarters (or such fewer number of preceding calendar quarters counting each calendar quarter beginning on or after January 1, 2020) (each such period referred to as the “Pre-2021 Trailing Twelve Quarters”) for which such fees were being calculated and was payable promptly following the filing of the Company’s financial statements for such quarter. In respect of the Post-2019 Period, “Pre-Incentive Fee Net Investment Income” meant interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the relevant Pre-2021 Trailing Twelve Quarters, minus our operating expenses for such Pre-2021 Trailing Twelve Quarters (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee) divided by the number of quarters that comprise the relevant Pre-2021 Trailing Twelve Quarters. Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
(iii)Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less senior securities constituting indebtedness and preferred stock) at the end of the calendar quarter for which such fees were being calculated, was compared to a “hurdle rate”, expressed as a rate of return on the value of our net assets at the end of the most recently completed calendar quarter, of 2% per quarter (8% annualized). We paid Barings the Pre-2021 Income-Based Fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

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
(2)(a) With respect to the Pre-2020 Period, 100% of our Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeded the hurdle rate but was less than 2.5% (10% annualized) (the “Pre-2020 Catch-Up Amount”). The Pre-2020 Catch-Up Amount was intended to provide Barings with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) when our Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) reached 2% per quarter (8% annualized);
(b) With respect to the Post-2019 Period, 100% of our Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above), if any, that exceeded the hurdle rate but was less than 2.5% (10% annualized) (the “Post-2019 Catch-Up Amount”). The Post-2019 Catch-Up Amount was intended to provide Barings with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) when our Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) reached 2% per quarter (8% annualized);
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
However, with respect to the Post-2019 Period, the Pre-2021 Income-Based Fee paid to Barings would in no event be in excess of the Pre-2021 Incentive Fee Cap. With respect to the Post-2019 Period, the “Pre-2021 Incentive Fee Cap” for any quarter was an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Pre-2021 Trailing Twelve Quarters minus (b) the aggregate Pre-2021 Income-Based Fee that was paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Pre-2021 Trailing Twelve Quarters.
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
Post-December 31, 2020 Incentive Fee
Following December 31, 2020, the Incentive Fee continues to consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income (the “ Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee ”), each as described below:
(i) The Income-Based Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Quarters. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 2.0625% (8.25% annualized) by the aggregate of our net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Income-Based Fee and the Capital Gains Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The calculation of the Income-Based Fee for each quarter is as follows:
(A) No Income-Based Fee will be payable to Barings in any calendar quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Hurdle Amount;
(B) 100% of our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.578125% (10.3125% annualized) by our net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide Barings with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Quarters; and
(C) For any quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Income-Based Fee shall equal 20% of the amount of our Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Hurdle Amount and Catch-Up Amount will have been achieved.
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
(iii) The second part of the Incentive Fee (the “Capital Gains Fee”) will be determined and payable in arrears as of the end of each calendar year (or upon termination of the New Barings BDC Advisory Agreement), commencing with the calendar year ended on December 31, 2018, and is calculated at the end of each applicable year by subtracting (1) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years commencing with the calendar year ended on December 31, 2018. If such amount is negative, then there is no Capital Gains Fee payable for such year. If this Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.
Under the New Barings BDC Advisory Agreement, the “cumulative aggregate realized capital gains” are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.
The “cumulative aggregate realized capital losses” are calculated as the sum of the differences, if negative, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.
The “aggregate unrealized capital depreciation” is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.
Under the New Barings BDC Advisory Agreement, the “accreted or amortized cost basis of an investment” shall mean the accreted or amortized cost basis of such investment as reflected in our financial statements.
Payment of Company Expenses
Under the New Barings BDC Advisory Agreement, all investment professionals of Barings and its staff, when and to the extent engaged in providing services required to be provided by Barings under the New Barings BDC Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Barings and not by us, except that all costs and expenses relating to our operations and transactions, including, without limitation, those items listed in the New Barings BDC Advisory Agreement, will be borne by us.
Duration and Termination of Advisory Agreement
The New Barings BDC Advisory Agreement was most recently approved on May 5, 2022 by our Board, including a majority of the directors on the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or Barings, for an additional one-year term ending on December 23, 2023. Thereafter, it will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the directors on the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or Barings. The New Barings BDC Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser. The New Barings BDC Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined under the 1940 Act).
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
We will reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. The costs and expenses incurred by Barings on our behalf under the Administration Agreement include, but are not limited to:
•the allocable portion of Barings’ rent for our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the usage thereof by such personnel in connection with their performance of administrative services under the Administration Agreement;
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
Election to be Regulated as a Business Development Company and Regulated Investment Company
We are a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. Our election to be regulated as a BDC and our election to be treated as a RIC for U.S. federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.
•We report our investments at market value or fair value with changes in value reported through our consolidated statements of operations.
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” in accordance with the Barings valuation policy. Changes in these values are reported through our statements of operations under the caption of “net unrealized appreciation (depreciation) of investments.” See “Valuation Process and Determination of Net Asset Value” above.
•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2020, 2021 and 2022 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
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
As a BDC, we are required to have a majority of directors who are not “interested persons” under the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bonding and investment custody arrangements. See “Regulation of Business Development Companies” below.
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
Code of Business Conduct and Ethics and Corporate Governance Guidelines
We and Barings have adopted a code of ethics (the “Global Code of Ethics Policy”) and corporate governance guidelines, which collectively cover ethics and business conduct. These documents apply to our and Barings’ directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the Global Code of Ethics Policy and corporate governance guidelines may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code's requirements. Our Global Code of Ethics Policy and corporate governance guidelines are publicly available on the Investor Relations section of our website under “Corporate Governance” at https://ir.barings.com/governance-docs. We will report any amendments to or waivers of a required provision of our Global Code of Ethics Policy and corporate governance guidelines on our website or in a Current Report on Form 8-K. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.
Compliance Policies and Procedures
We and Barings have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering such policies and procedures. Gregory MacCordy serves as our Chief Compliance Officer.
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
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of those members of the Board who are not interested persons and, in some cases, prior approval by the SEC. The 1940 Act prohibits us from making certain negotiated co-investments with affiliates absent prior approval of the SEC. Barings’ existing Exemptive Relief permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in loans originated by Barings, which allows Barings to implement its senior secured private debt investment strategy for us.
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

Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:
•pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Election to be Taxed as a RIC
We have qualified and elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2007. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” (“ICTI”), which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we qualify for tax treatment as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.
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
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify for tax treatment as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure To Obtain RIC Tax Treatment” below.
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
As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the entity is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. However, if the entity is not treated as a “qualified publicly traded partnership,” the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our tax treatment as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification from tax treatment as a RIC.
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
Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock. See “Risk Factors - Risk Relating to Our Business and Structure - We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business” included in Item 1A or Part I of this Annual Report on Form 10-K.
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
Under an exemption, properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. shareholders. Under such exemption, a non-U.S. shareholder generally may receive interest-related dividends free of U.S. withholding tax if the shareholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. In particular, the exemption does not apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case shares of our stock are held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report the payment as a dividend eligible for the exemption.

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
•Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•There are potential conflicts of interest, including the management of other investment funds and accounts by Barings, which could impact our investment returns.
•The fee structure under the New Barings BDC Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
•Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
•Our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations thereunder, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
•We are exposed to risks associated with changes in interest rates.
•Inflation could adversely affect the business, results of operations, and financial conditions of our portfolio companies.
•Incurring additional leverage may magnify our exposure to risks associated with changes in leverage, including fluctuations in interest rates that could adversely affect our profitability.
•Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
•Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their net asset value, and may trade at premiums that may prove to be unsustainable.
Risks Relating to Our Business and Structure
We are dependent upon Barings’ access to its investment professionals for our success.
We depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We depend on members of Barings’ investment team to appropriately analyze our investments and the relevant investment committee to approve and monitor our portfolio investments. Barings’ investment teams evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued availability of the members of Barings’ investment committee and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Barings, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. If these individuals do not maintain their existing relationships with Barings and its affiliates or do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of Barings’ investment committee or of other investment professionals of Barings and its affiliates may limit our ability to achieve our investment objectives and operate as we anticipate, which could have a material adverse effect on our financial condition, results of operations and cash flows. Barings evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the New Barings BDC Advisory Agreement. We can offer no assurance, however, that the investment professionals of Barings will continue to provide investment advice to us or that we will continue to have access to Barings’ investment professionals or its information and deal flow. Further, there can be no assurance that Barings will replicate its own historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other funds managed by Barings.
Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon Barings’ and its affiliates’ relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Barings or its affiliates fail to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of Barings have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
Our financial condition and results of operations will depend on our ability to manage and deploy capital effectively.
Our ability to continue to achieve our investment objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on Barings’ ability to continue to identify, evaluate, invest in and monitor companies that meet our investment criteria. We cannot assure you that we will continue to achieve our investment objectives.
Accomplishing this result on a cost-effective basis will be largely a function of Barings’ handling of the investment process, their ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, Barings’ investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment.
Even if we are able to grow and build upon our investment operations in a manner commensurate with any capital made available to us as a result of our operating activities, financing activities and/or offerings of our securities, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and general economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report on Form 10-K, it could negatively impact our ability to pay distributions and cause you to lose part or all of your investment.
Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Board. The Board has designated Barings as valuation designee to perform our fair value determinations relating to the value of our assets for which market quotations are not readily available.

Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. The Adviser conducts the valuation of such investments, upon which the Company’s net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. See “Item 1. Business – Valuation Process and Determination of Net Asset Value” included in this Annual Report on Form 10-K for a detailed description of our valuation process.
The determination of fair value and consequently, the amount of unrealized appreciation and depreciation in our portfolio, is to a certain degree subjective and dependent on the judgment of Barings. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, the Adviser’s fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
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
Our executive officers and the members of Barings’ investment committee, as well as the other principals of Barings, manage other funds affiliated with Barings, including other closed-end investment companies. In addition, Barings’ investment team has responsibilities for managing U.S. and global middle-market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to our and our stockholders’ interests. In addition, certain of the other funds and accounts managed by Barings may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit Barings and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for Barings to favor such other funds or accounts. Although the professional staff of Barings will devote as much time to our management as appropriate to enable Barings to perform its duties in accordance with the New Barings BDC Advisory Agreement, the investment professionals of Barings may have conflicts in allocating their time and services among us, on the one hand, and the other investment vehicles managed by Barings or one or more of its affiliates on the other hand.
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
Conflicts may also arise because portfolio decisions regarding our portfolio may benefit Barings’ affiliates. Barings’ affiliates may pursue or enforce rights with respect to one of our portfolio companies on behalf of other funds or accounts managed by it, and those activities may have an adverse effect on us.
Barings may exercise significant influence over us in connection with its ownership of our common stock.
As of February 23, 2023, Barings, our external investment adviser, beneficially owns approximately 12.6% of our outstanding common stock. As a result, Barings may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as Barings may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
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
We are subject to risks associated with investing alongside other third parties.
We have invested and may in the future invest alongside third parties through partnerships, joint ventures or other entities in the future. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.
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
The fee structure under the New Barings BDC Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
Under the New Barings BDC Advisory Agreement, the base management fee will be payable even if the value of your investment declines. The base management fee is calculated based on our gross assets, including assets purchased with borrowed funds or other forms of leverage (but excluding cash or cash equivalents ). Accordingly, the base management fee is payable regardless of whether the value of our gross assets and/or your investment has decreased during the then-current quarter and creates an incentive for Barings to incur leverage, which may not be consistent with our stockholders’ interests.
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
Barings’ liability is limited under the New Barings BDC Advisory Agreement, and we are required to indemnify Barings against certain liabilities, which may lead Barings to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to the New Barings BDC Advisory Agreement, Barings and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings will not be liable to us, and we have agreed to indemnify them, for their acts under the New Barings BDC Advisory Agreement, absent fraud, willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead Barings to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Barings is able to resign as our investment adviser and/or our administrator upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Pursuant to the New Barings BDC Advisory Agreement, Barings has the right to resign as our investment adviser upon 60 days’ written notice, whether a replacement has been found or not. Similarly, Barings has the right under the Administration Agreement to resign upon 60 days’ written notice, whether a replacement has been found or not. If Barings resigns, it may be difficult to find a replacement investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Barings. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

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
We may be subject to PIK interest payments.
Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Investment Adviser is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Investment Adviser.
To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because original issue discount income is accrued without any cash being received by the Company, required cash distributions may have to be paid from offering proceeds or the sale of Company assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan; and (g) original issue discount creates risk of non-refundable cash payments to our Investment Adviser based on non-cash accruals that may never be realized.
Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
Our business requires capital to operate and grow. In the future, we may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities.” As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:
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
We generally seek approval from our stockholders so that we have the flexibility to issue up to a specified percentage of our then-outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at the reconvened portion of our annual meeting of stockholders held on June 30, 2022 we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 30, 2023.
Our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations thereunder, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum stockholders' equity, minimum obligators’ net worth, minimum asset coverage, maximum net debt to equity, minimum liquidity and maintenance of RIC and BDC status. These financing arrangements also contain customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
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

We are exposed to risks associated with changes in interest rates.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. The recent increases in the general level of interest rates have led to higher interest rates applicable to our debt investments, which have resulted in an increase of the amount of incentive fees payable to Barings. Also, the recent increases in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the market price of our common stock.
In addition, uncertainty relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be ‘‘reference rates.’’ Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In March 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the Financial Conduct Authority no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities.
Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may affect financial condition and results of operations as a result of changes in interest rates payable to us by our portfolio companies.
Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued final regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued interbank offered rate with a qualified rate (as defined in the final regulations), add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued interbank offered rate or replace a fallback rate that uses a discontinued interbank offered rate with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to Barings with respect to pre-incentive fee net investment income.
We may invest in derivatives or other assets that expose us to certain risks, including markets risk, liquidity risk, and other risks similar to those associated with the use of leverage.
We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
We have adopted updated policies and procedures in compliance with Rule 18f-4. We expect to qualify as a “limited derivatives user” under Rule 18f-4. Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.
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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2022 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2022, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2022(1)	(28.6)%	(17.2)%	(5.9)%	5.5%	16.8%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2022(2)	(39.9)%	(24.7)%	(9.4)%	5.8%	21.1%
(1) Assumes $2,708.5 million in total assets, $1,489.7 million in debt outstanding, $1,192.3 million in net assets and an average cost of funds of 4.705%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2022. The assumed amount of debt outstanding for this example includes $729.1 million of outstanding borrowings under the February 2019 Credit Facility as of December 31, 2022, $50.0 million aggregate principal amount of August 2025 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $175.0 million aggregate principal amount of November Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $150.0 million aggregate principal amount of February Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $350.0 million aggregate principal amount of November 2026 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, and assumed additional borrowings of $35.6 million to settle our payable from unsettled transactions as of December 31, 2022.
(2) Assumes $3,640.5 million in total assets, $2,384.7 million in debt outstanding and $1,192.3 million in net assets as of December 31, 2022, and an average cost of funds of 4.705%, which was the weighted average borrowing cost of our borrowings at December 31, 2022.
Based on our total outstanding indebtedness of $1,454.1 million as of December 31, 2022, assumed additional borrowings of $35.6 million to settle our payable from unsettled transactions as of December 31, 2022 and an average cost of funds of 4.705%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2022, our investment portfolio must experience an annual return of at least 2.59% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $2,384.7 million calculated assuming a 150% asset coverage ratio and an average cost of funds of 4.705%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2022, our investment portfolio must experience an annual return of at least 3.08% to cover annual interest payments on our outstanding indebtedness.
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
We have elected to be treated as a RIC under the Code, which generally allows us to avoid being subject to corporate-level U.S. federal income tax. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
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
If we fail to maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

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
There may be withholding of U.S. federal income tax on dividends for non-U.S. stockholders.
Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.
However, if designated by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and original issue discount on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be designated as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we designated the payment as an interest-related dividend or short-term capital gain dividend.
A failure of any portion of our distributions to qualify for the exemption for interest-related dividends or short-term capital gain dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).
There is no assurance that any future share repurchase programs will result in future repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
As part of the MVC Acquisition, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program occurred during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and were made in accordance with applicable legal, regulatory and contractual requirements. The MVC repurchase program terminated on May 6, 2022. During the year ended December 31, 2022, we repurchased a total of 207,677 shares of common stock in the open market under the authorized program at an average price of $10.14 per share, including broker commissions.
In connection with the Sierra Merger, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program were to occur during the 12-month period commencing on April 1, 2022. During the year ended December 31, 2022, we had repurchased the maximum amount of $30.0 million of common stock authorized under the Sierra share repurchase program. In total under the Sierra share repurchase program, we repurchased a total of 3,179,168 shares of common stock in the open market under the authorized program at an average price of $9.44 per share, including broker commissions.
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
Our business depends on the communications and information systems of Barings, its affiliates and our or Barings’ third-party service providers. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our or Barings’ business activities. Our or Barings’ financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. Among other things, there could be sudden electrical or telecommunications outages, natural disasters, disease pandemics, events arising from local or larger scale political or social matters and/or cyber-attacks, any one or more of which could have a material adverse effect on our business, financial condition and operating results and negatively affect the market price of our common stock.

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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us, Barings or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or Barings’ information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Barings’ employees may be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. Our business operations rely upon secure information technology systems for data processing, storage, and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures, and capabilities maintained by our affiliates and out and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them.
Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Barings and third-party service providers, and the information systems of our portfolio companies. Barings has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
Our business and operations may be negatively affected by securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of our investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. In addition, stockholder activism, which could take many forms or arise in a variety of situations, including making public demands that we consider strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to the Board, has increased in the BDC space in recent years. For example, we and certain of our former executive officers have previously been named defendants in a class-action lawsuit asserting claims under Section 10(b) and Section 20(a) of the Exchange Act, and, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of further securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, may result in substantial costs and divert management’s and the Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult for Barings to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 and its variants. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
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
Risks Relating to Our Investments
Inflation could adversely affect the business, results of operations, and financial condition of our portfolio companies.
Certain of the Company’s portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Company’s loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in the Company’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Company’s investments could result in future realized or unrealized losses and therefore reduce the Company’s net assets resulting from operations.
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
•generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•generally have less publicly available information about their businesses, operations and financial condition. We rely on the ability of Barings’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If Barings is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose all or part of our investment.
In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors or certain of Barings’ investment professionals may serve as directors on the boards of such companies. We or Barings may in the future be subject to litigation that arises out of our investments in these companies, and our officers and directors or Barings and/or its investment professionals may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of our officers’, directors’ and Barings’ time and resources.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board, which has designated Barings as valuation designee to perform our fair value determinations relating to the value of our assets for which market quotations are not readily available.
The Adviser conducts the valuation of such investments, upon which our net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser’s pricing committee. As part of the valuation process, Barings may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event is used to corroborate a valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or the industry in which it operates. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements under the Code and certain investment diversification requirements under our financing agreements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
We generally do not control our portfolio companies.
We generally do not expect to control most of our portfolio companies, even though we or Barings may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Board (or its valuation designee pursuant to Rule 2a-5 under the 1940 Act). Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.
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

Changes in interest rates may affect our cost of capital, the value of our investments, and results of operations.
An increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which may reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, a situation which could reduce the value of our common stock. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.
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
Our special situations investments, which consist of investments in the securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers, involve a high degree of credit and market risk. Although we may invest in select companies that, in the view of Barings, have the potential over the long-term for capital growth, there can be no assurance that such financially troubled issuers or operationally troubled issuers can be successfully transformed into profitable operating companies. There is a possibility that we may incur substantial or total losses on investments or that such investments may not show any return for a considerable period of time. Under such circumstances, the returns generated from the investments may not compensate investors adequately for the risks assumed.
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
Securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers are less liquid and more volatile than securities of companies not experiencing financial or operational difficulties. The market prices of such securities are subject to erratic and abrupt market movements, and the spread between bid and asked prices may be greater than normally expected. In addition, it is anticipated that many investments may not be widely traded and that our investment in such securities may be substantial relative to the market for such securities. As a result, we may experience delays and incur losses and other costs in connection with the sale of investments.
Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by Barings. To the extent that Barings becomes involved in such proceedings, we may have a more active participation in the affairs of the issuer than that assumed generally by an investor. In addition, involvement by Barings in an issuer’s reorganization proceedings could result in the imposition of restrictions limiting our ability to liquidate its position in the issuer or increase the likelihood of us being involved in litigation.
Risks Relating to Our Securities
Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their net asset value, and may trade at premiums that may prove to be unsustainable.
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value, and may trade at premiums that may prove to be unsustainable. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. As of December 31, 2022, the closing price of our common stock on the NYSE was $8.15 per share, an approximately 26.2% discount to our net asset value per share as of December 31, 2022.
In addition, at times when our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Any such sale would be dilutive to the net asset value per share of our common stock. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. Pursuant to approval granted at the reconvened portion of our annual meeting of stockholders held on June 30, 2022, we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 30, 2023.
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
•departure of Barings’ or any of its affiliates’ key personnel;

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
Pursuant to approval granted at the reconvened portion of our annual meeting of stockholders held on June 30, 2022, we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed

30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 30, 2023.
Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our Company or the removal of our incumbent directors. Specifically, the Board has adopted a resolution explicitly subjecting us to the Maryland Business Combination Act under the Maryland General Corporation Law, which, subject to limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes fair price and/or super majority voting requirements on these combinations. In addition, our charter classifies the Board in three classes serving staggered three-year terms and provides that a director may be removed only for cause by the vote of at least two-thirds of the votes entitled to be cast for the election of directors generally. In addition, our bylaws provide that, subject to the satisfaction of certain procedural and informational requirements by the stockholders requesting the meeting, a special meeting of stockholders will be called by our secretary to act upon any matter that may properly be considered at a meeting of stockholders only upon the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast on such matter at the meeting.
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
The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”), followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single-market access rights and EU customs union membership. Following the implementation period, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union. Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the impact of the withdrawal is unpredictable and likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to our business and financial results.
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

An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to a specified percentage of our then-outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at the reconvened portion of our annual meeting of stockholders held on June 30, 2022 we are permitted to issue and sell shares of our common stock at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 30, 2023.
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
The COVID-19 pandemic has resulted in adverse consequences for us and our portfolio companies. While many countries, including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. While these developments have had adverse consequences for our portfolio companies, the adverse effects of the COVID-19 pandemic on our operations and the operations of Barings, including with respect to us, have been reduced since the height of the pandemic. Barings continues to monitor the COVID-19 situation globally and is prepared to adapt office working patterns as required to ensure the safety of its employees and clients who visit Barings office locations. In addition, Barings’ cybersecurity policies are applied consistently when working remotely or in the office. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.
The conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets, economies and industries that could negatively impact our and our portfolio companies’ business, results of operations and financial condition. The conflict has already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and the consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
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
Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans or meet other obligations during these periods. Therefore, during these periods our non-performing assets may increase and the value of these assets may decrease. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our debt and equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.

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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Holders
Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “BBDC.” As of February 23, 2023, there were approximately 2,528 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
Ordinary income	$0.95	100.0%	$0.79	96.3%
Tax return of capital	—	—	0.03	3.7
Total reported on IRS Form 1099-DIV	$0.95	100.0%	$0.82	100.0%
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

Issuer Purchases of Equity Securities
During the three months ended December 31, 2022, in connection with our dividend reinvestment plan for our common stockholders, we directed the Plan Administrator to purchase 99,387 shares of our common stock for an aggregate of $837,011 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on November 10, 2022.
The following chart summarizes repurchases of our common stock for the three months ended December 31, 2022:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
October 1 through October 31, 2022	50,267		$8.35	50,267	$8,062
November 1 through November 30, 2022	199,039		$9.14	199,039	$6,243
December 1 through December 31, 2022	816,020	(1)	$8.68	716,633	$—
(1)     Includes 99,387 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.
Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index, the NYSE Composite Index and the Wells Fargo Business Development Company Index for the five years ended December 31, 2022. This comparison assumes $100.00 was invested in our common stock (or that of Triangle Capital Corporation (“TCAP”), prior to the Transactions) at the closing price of our common stock on December 31, 2017 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Annual Cumulative Total Return(1)
among Barings BDC, Inc., the Nasdaq Composite Index, the NYSE Composite Index
and the Wells Fargo Business Development Company Index

$250
$225
$200
$175
$150
$125
$100
$75
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/302021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Barings BDC, Inc
NYSE Composite Index
Nasdaq Composite Index
Wells Fargo Business Development Company Index

	12/31/17	3/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19
Barings BDC, Inc.	100.00	120.77	124.78	149.02	135.51	149.34	151.78	158.76	163.14
NASDAQ Composite Index	100.00	102.59	109.37	117.48	97.16	113.49	117.88	118.09	132.81
NYSE Composite Index	100.00	97.78	98.89	104.09	91.05	102.31	105.89	106.20	114.28
Wells Fargo Business Development Company Index	100.00	98.48	103.91	110.92	95.22	112.46	118.68	122.10	135.11

	3/31/20	6/30/20	9/30/20	12/31/20	3/31/21	6/30/21	9/30/21	12/31/21
Barings BDC, Inc.	120.75	130.70	134.28	157.43	174.07	187.71	199.73	203.71
NASDAQ Composite Index	114.28	149.64	166.46	192.47	198.15	217.33	216.83	235.15
NYSE Composite Index	85.20	99.00	106.35	122.26	132.11	140.84	138.13	147.54
Wells Fargo Business Development Company Index	86.01	110.03	115.07	134.44	159.34	175.97	186.84	199.52

	3/31/22	6/30/22	9/30/22	12/31/22
Barings BDC, Inc.	195.21	179.93	163.88	165.99
NASDAQ Composite Index	214.12	166.42	159.90	158.65
NYSE Composite Index	144.14	126.07	117.98	133.75
Wells Fargo Business Development Company Index	205.16	166.65	160.72	180.37
(1)From December 31, 2017 to December 31, 2022.

Senior Securities Table of Barings BDC, Inc.
(dollar amounts in thousands, except per unit data)
Information about our senior securities is shown as of the dates indicated in the below table. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2022, is attached as an exhibit to this annual report on Form 10-K.

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)
2019 Notes
2013	$69,000	$2,259	—	$25.99
2014	69,000	2,215	—	25.74
December 2022 Notes
2013	80,500	2,259	—	24.94
2014	80,500	2,215	—	25.05
2015	80,500	1,972	—	25.23
2016	80,500	2,124	—	25.15
2017	80,500	2,120	—	25.51
March 2022 Notes
2015	86,250	1,972	—	25.46
2016	86,250	2,124	—	25.58
2017	86,250	2,120	—	25.85
SBA-guaranteed debentures payable(6)
2013	193,285	2,259	—	N/A
2014	224,780	2,215	—	N/A
2015	224,968	1,972	—	N/A
2016	250,000	2,124	—	N/A
2017	250,000	2,120	—	N/A
May 2011 Credit Facility
2013	11,221	2,259	—	N/A
2014	62,620	2,215	—	N/A
2015	131,257	1,972	—	N/A
2016	127,011	2,124	—	N/A
2017	125,315	2,120	—	N/A
August 2018 Credit Facility(7)
2018	570,000	1,988	—	N/A
2019	107,200	1,851	—	N/A
February 2019 Credit Facility(8)
2019	245,288	1,851	—	N/A
2020	719,661	1,760	—	N/A
2021	655,189	1,538	—	N/A
2022	729,144	1,830	—	N/A
Debt Securitization
2019	318,210	1,851	—	N/A
August 2025 Notes
2020	50,000	1,760	—	N/A
2021	50,000	1,538	—	N/A
2022	50,000	1,830	—	N/A

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)
Series B Notes
2020	62,500	1,760	—	N/A
2021	62,500	1,538	—	N/A
2022	62,500	1,830	—	N/A
Series C Notes
2020	112,500	1,760	—	N/A
2021	112,500	1,538	—	N/A
2022	112,500	1,830	—	N/A
Series D Notes
2021	80,000	1,538	—	N/A
2022	80,000	1,830	—	N/A
Series E Notes
2021	70,000	1,538	—	N/A
2022	70,000	1,830	—	N/A
November 2026 Notes
2021	350,000	1,538	—	N/A
2022	350,000	1,830	—	N/A
Total Senior Securities
2013	354,006	2,259	—	N/A
2014	436,900	2,215	—	N/A
2015	522,975	1,972	—	N/A
2016	543,761	2,124	—	N/A
2017	542,065	2,120	—	N/A
2018	570,000	1,988	—	N/A
2019	670,698	1,851	—	N/A
2020	944,661	1,760	—	N/A
2021	1,380,189	1,538	—	N/A
2022	1,454,144	1,830	—	N/A
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
(5)Average market value per unit for our unsecured notes issued in March 2012 due 2019 (the “2019 Notes”), our unsecured notes issued in October 2012 and November 2012 due 2022 (the “December 2022 Notes”) and our unsecured notes issued in February 2015 due 2022 (the “March 2022 Notes”) represent the average of the daily closing prices as reported on the NYSE for each security during 2013, 2014, 2015, 2016 and 2017, as applicable. Average market value per unit for our SBA-guaranteed debentures payable, our terminated credit facility initially entered into in May 2011 (the “May 2011 Credit Facility”), Barings BDC Senior Funding I, LLC's terminated credit facility initially entered into in August 2018 with Bank of America, N.A. (the "August 2018 Credit Facility"), the February 2019 Credit Facility, our $449.3 million term debt securitization in May 2019 (the “Debt Securitization”), the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes are not applicable because these senior securities are not registered for public trading.
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
MVC Capital, Inc. Acquisition
On December 23, 2020, we completed our acquisition of MVC Capital, Inc., a Delaware corporation (“MVC”) (the “MVC Acquisition”) pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “MVC Merger Agreement”), dated as of August 10, 2020, with MVC, Mustang Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“MVC Acquisition Sub”), and Barings LLC, our external investment adviser and our administrator (“Barings”). To effect the acquisition, MVC Acquisition Sub merged with and into MVC, with MVC surviving the merger as our wholly owned subsidiary (the “First MVC Merger”). Immediately thereafter, MVC merged with and into us, with us as the surviving company (the “Second MVC Merger” and, together with the First MVC Merger, the “MVC Merger”).
Pursuant to the MVC Merger Agreement, MVC stockholders received the right to the following merger consideration in exchange for each share of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger (other than shares of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger that were held by a subsidiary of MVC or held, directly or indirectly, by us or MVC Acquisition Sub), in accordance with the MVC Merger Agreement: (i) an amount in cash from Barings, without interest, equal to $0.39492, and (ii) 0.9790836 shares of our common stock, which ratio gave effect to the Euro-dollar exchange rate adjustment mechanism in the MVC Merger Agreement, plus cash in lieu of fractional shares. We issued approximately 17,354,332 shares of our common stock to MVC’s then-existing stockholders in connection with the MVC Merger, thereby resulting in our then-existing stockholders owning approximately 73.4% of the combined company and MVC's then-existing stockholders owning approximately 26.6% of the combined company.
In connection with the MVC Acquisition, on December 23, 2020, following the closing of the MVC Merger, we entered into (1) an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings, effective January 1, 2021, and (2) a credit support agreement (the “MVC Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. See “Business—MVC Capital, Inc. Acquisition” and “Business—Management Agreements – Investment Advisory Agreement” in Item 1 of Part I of this Annual Report on Form 10-K, as well as “Note 2. Agreements and Related Party Transactions” and “Note 6. Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
In addition, in connection with the MVC Merger, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program occurred during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and were made in accordance with applicable legal, regulatory and contractual requirements, including covenants under our senior secured revolving credit facility with ING Capital LLC (as amended, restated and otherwise modified from time to time, the "February 2019 Credit Facility"). The MVC repurchase program terminated on May 6, 2022.
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
Pursuant to the Sierra Merger Agreement, each share of Sierra common stock, par value $0.001 per share (the “Sierra Common Stock”), issued and outstanding immediately prior to the effective time of the First Sierra Merger (other than shares of Sierra Common Stock issued and outstanding immediately prior to the effective time of the First Sierra Merger that were held by a subsidiary of Sierra or held, directly or indirectly, by us or Sierra Acquisition Sub) was converted into the right to receive (i) an amount in cash from Barings, without interest, equal to $0.9783641, and (ii) 0.44973 shares of our common stock, plus any cash in lieu of fractional shares. As a result of the Sierra Merger, former Sierra stockholders received approximately 46.0 million shares of our common stock for their shares of Sierra Common Stock.
In connection with the Sierra Merger, on February 25, 2022, following the closing of the Sierra Merger, we entered into (1) a second amended and restated investment advisory agreement (the “New Barings BDC Advisory Agreement”), and (2) a credit support agreement (the “Sierra Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. See “Note 2. Agreements and Related Party Transactions” and “Note 6. Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
In addition, in connection with the Sierra Merger, we committed to make open-market purchases of our common stock, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to our compliance with our covenant and regulatory requirements, in an aggregate amount of up to $30.0 million at then-current market prices at any time the shares of our common stock trade below 90% of our then most recently disclosed net asset value per share during the 12-month period commencing on April 1, 2022.
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. In August 2018, in connection with the closing of an externalization transaction through which Barings agreed to become our external investment adviser, we entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with Barings. In connection with the completion of the MVC Acquisition, we entered into the Amended and Restated Advisory Agreement with Barings on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. In connection with the completion of the Sierra Merger on February 25, 2022, we entered into the New Barings BDC Advisory Agreement with Barings. Under the terms of the New Barings BDC Advisory Agreement and the Administration Agreement, Barings serves as our investment adviser and administrator and manages our investment portfolio and performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation.
An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment management and administrative services pursuant to the terms of an investment advisory agreement and an administration agreement. Under the terms of the New Barings BDC Advisory Agreement (and, prior to February 25, 2022, pursuant to the terms of the Amended and Restated Advisory Agreement (and prior to January 1, 2021, pursuant to the terms of the Original Advisory Agreement)), the fees paid to Barings for managing our affairs are determined based upon an objective and fixed formula, as compared with the subjective and variable nature of the costs associated with employing management and employees in an internally-managed BDC structure, which include bonuses that cannot be directly tied to Company performance because of restrictions on incentive compensation under the 1940 Act.
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
As of December 31, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.7% and 7.2%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.1% and 6.9% as of December 31, 2022 and December 31, 2021, respectively.
Portfolio Composition
The total fair value of our investment portfolio was $2,448.9 million as of December 31, 2022, as compared to $1,800.6 million as of December 31, 2021. As of December 31, 2022, we had investments in 322 portfolio companies with an aggregate cost of $2,562.4 million. As of December 31, 2021, we had investments in 212 portfolio companies with an aggregate cost of $1,787.8 million. As of both December 31, 2022 and 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$1,752,943	69%	$1,696,192	69%
Subordinated debt and 2nd lien notes	326,639	13	263,139	11
Structured products	88,805	3	73,550	3
Equity shares	230,188	9	284,570	12
Equity warrants	178	—	1,057	—
Investments in joint ventures/PE fund	163,645	6	130,427	5
	$2,562,398	100%	$2,448,935	100%
December 31, 2021:
Senior debt and 1st lien notes	$1,217,899	68%	$1,221,598	68%
Subordinated debt and 2nd lien notes	253,551	14	240,037	13
Structured products	37,055	2	40,271	2
Equity shares	145,791	8	154,477	9
Equity warrants	1,111	—	1,107	—
Investments in joint ventures/PE fund	132,417	8	143,104	8
	$1,787,824	100%	$1,800,594	100%
Investment Activity
During the year ended December 31, 2022, we made 95 new investments totaling $884.8 million, purchased $442.2 million of investments as part of the Sierra Merger, made investments in existing portfolio companies totaling $258.5 million and made additional investments in existing joint venture equity portfolio companies totaling $13.8 million. We had 37 loans repaid totaling $317.6 million, received $59.7 million of portfolio company principal payments and received $68.5 million of return of capital from our joint ventures. In addition, we sold $188.0 million of loans, recognizing a net realized loss on these transactions of $11.5 million, and sold $177.4 million of investments to one of our joint ventures, realizing a loss on these transactions of $5.6 million. We received proceeds related to the sale of equity investments totaling $8.0 million, a distribution from one of our portfolio companies totaling $6.2 million and recognized a net realized gain on such sales and distributions totaling $6.9 million. Lastly, we exchanged a debt investment totaling $13.8 million in one portfolio company for equity totaling $13.9 million and realized a loss on such exchange of $0.8 million.
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

Total portfolio investment activity for the years ended December 31, 2022 and 2021 was as follows:

December 31, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures/ PE Fund	Total
Fair value, beginning of period	$1,221,598	$240,037	$40,271	$154,477	$1,107	$143,104	$1,800,594
New investments	964,253	95,157	15,953	81,863	4	13,796	1,171,026
Investments acquired in Sierra merger	235,769	66,662	46,666	7,065	72	85,963	442,197
Proceeds from sales of investments	(348,949)	(21,555)	(6,421)	(7,706)	(250)	(74,712)	(459,593)
Loan origination fees received	(18,803)	(1,317)	—	—	—	—	(20,120)
Principal repayments received	(297,793)	(77,293)	(4,470)	—	—	—	(379,556)
Payment-in-kind interest/dividend	4,773	11,330	—	1677	—	—	17,780
Accretion of loan premium/discount	2,108	192	22	—	—	—	2,322
Accretion of deferred loan origination revenue	8,845	2,693	—	—	—	—	11,538
Realized gain (loss)	(15,159)	(2,781)	—	1,499	(760)	6,181	(11,020)
Unrealized appreciation (depreciation)	(60,450)	(49,986)	(18,471)	45,695	884	(43,905)	(126,233)
Fair value, end of period	$1,696,192	$263,139	$73,550	$284,570	$1,057	$130,427	$2,448,935

December 31, 2021 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures/ PE Fund	Short-term Investments	Total
Fair value, beginning of period	$1,171,251	$138,767	$32,509	$44,651	$1,300	$41,760	$65,558	$1,495,796
New investments	1,104,332	160,738	19,815	108,112	163	93,134	297,561	1,783,855
Proceeds from sales of investments	(765,418)	(13,684)	(10,068)	(8,269)	(450)	—	(363,118)	(1,161,007)
Loan origination fees received	(26,844)	(3,660)	—	—	—	—	—	(30,504)
Principal repayments received	(275,646)	(39,273)	(4,008)	—	—	—	—	(318,927)
Payment-in- kind interest	3,112	8,504	—	—	—	—	—	11,616
Accretion of loan premium/discount	2,033	2,582	31	—	—	—	—	4,646
Accretion of deferred loan origination revenue	8,841	603	—	—	—	—	—	9,444
Realized gain (loss)	52	(36)	1,213	1,255	163	—	(1)	2,646
Unrealized appreciation (depreciation)	(115)	(14,504)	779	8,728	(69)	8,210	—	3,029
Fair value, end of period	$1,221,598	$240,037	$40,271	$154,477	$1,107	$143,104	$—	$1,800,594
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2022, we had seven portfolio companies with investments on non-accrual, the fair value of which was $24.3 million, which comprised 1.0% of the total fair value of our portfolio, and the cost of which was $98.8 million, which comprised 3.9% of the total cost of our portfolio. As of December 31, 2021, we had two portfolio companies with investments on non-accrual, the fair value of which was $36.0 million, which comprised 2.0% of the total fair value of our portfolio, and the cost of which was $50.9 million, which comprised 2.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of December 31, 2022 is provided below:
1888 Industrial Services, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in 1888 Industrial Services, LLC, or 1888. The 1888 debt investments are on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in 1888 for financial reporting purposes. As of December 31, 2022, the cost of our debt investments in 1888 was $1.9 million and the fair value of such investments was $1.3 million.
Black Angus Steakhouse, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. The Black Angus PIK term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our PIK term loan in Black Angus for financial reporting purposes. As of December 31, 2022, the cost of the PIK term loan in Black Angus was $9.6 million and the fair value of such investment was $9.1 million.
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific, Inc. (“Core Scientific”) on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of December 31, 2022, the cost of our debt investment in Core Scientific was $29.6 million and the fair value of such investment was $11.1 million.
Custom Alloy Corporation
In connection with the MVC Acquisition, we purchased our debt investment in Custom Alloy Corporation, or Custom Alloy. During the quarter ended December 31, 2021, we placed our debt investment in Custom Alloy on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Custom Alloy for financial reporting purposes. As of December 31, 2022, the cost of our debt investment in Custom Alloy was $46.4 million and the fair value of such investment was $2.2 million.
Holland Acquisition Corp.
In connection with the Sierra Merger, we purchased our debt investment in Holland Acquisition Corp., or Holland. Holland is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Holland for financial reporting purposes. As of December 31, 2022, both the cost and fair value of our debt investments in Holland was zero.
Isagenix International, LLC
In connection with the Sierra Merger, we purchased our debt investment in Isagenix International, LLC, or Isagenix. During the quarter ended September 30, 2022, we placed our debt investment in Isagenix on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Isagenix for financial reporting purposes. As of December 31, 2022, the cost of our debt investment in Isagenix was $1.2 million and the fair value of such investment was $0.6 million.

Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of December 31, 2022, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was zero.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2022 and 2021. The comparison of, and changes between, the fiscal years ended December 31, 2021 and 2020 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference.
Results of Operations
Comparison of years ended December 31, 2022 and 2021
Operating results for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021
Total investment income	$219,129	$135,335
Total operating expenses	102,862	76,368
Net investment income before taxes	116,267	58,967
Income taxes, including excise tax expense	611	7
Net investment income after taxes	115,656	58,960
Net realized gains (losses)	12,861	(3,379)
Net unrealized appreciation (depreciation)	(123,041)	22,105
Provision for taxes	(795)	(1)
Net increase in net assets resulting from operations	$4,681	$77,685
Net increases or decreases in net assets resulting from operations vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, yearly comparisons of net increases or decreases in net assets resulting from operations may not be meaningful.
Investment Income

	Year Ended December 31,
($ in thousands)	2022	2021
Investment income:
Total interest income	$161,488	$102,439
Total dividend income	30,204	8,879
Total fee and other income	14,923	13,020
Total payment-in-kind interest income	12,122	10,996
Interest income from cash	392	1
Total investment income	$219,129	$135,335
The change in total investment income for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to an increase in the average size of our portfolio, an increase in the weighted average yield on the portfolio from higher base rates, an increase in acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans, an increase in payment-in-kind (“PIK”) interest income and increased dividends from portfolio companies and joint venture investments. The increase in the average size of our portfolio was largely due to the increased middle-market investment and special situation investment opportunities and the investments acquired as part of the Sierra Merger. The amount of our outstanding debt investments was $2,281.7 million as of December 31, 2022, as compared to $1,554.5 million as of

December 31, 2021.The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments was 9.7% as of December 31, 2022, as compared to 7.2% as of December 31, 2021. For the year ended December 31, 2022, acceleration of unamortized OID income and unamortized loan origination fees totaled $6.6 million, as compared to $6.2 million for the year ended December 31, 2021. For the year ended December 31, 2022, PIK interest income was $12.1 million, as compared to $11.0 million for the year ended December 31, 2021. For the year ended December 31, 2022, dividends from portfolio companies and joint venture investments were $30.2 million, as compared to $8.9 million for the year ended December 31, 2021.
Operating Expenses

	Year Ended December 31,
($ in thousands)	2022	2021
Operating expenses:
Interest and other financing fees	$56,865	$33,014
Base management fee	29,501	19,517
Incentive management fees	6,579	14,742
General and administrative expenses	9,917	9,095
Total operating expenses	$102,862	$76,368
Interest and Other Financing Fees
Interest and other financing fees during both the year ended December 31, 2022 and December 31, 2021 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes (each as defined below under “Liquidity and Capital Resources”). The increase in interest and other financing fees for the year ended December 31, 2022 as compared to the year ended December 31, 2021, was primarily attributable increased borrowings under the February 2019 Credit Facility, as well as an increase in the weighted average interest rate on the February 2019 Credit Facility. The weighted average interest on the February 2019 Credit Facility was 5.6% as of December 31, 2022, as compared to 2.1% as of December 31, 2021.
Base Management Fees
Under the terms of the New Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement (and, from January 1, 2021 to February 25, 2022, the terms of the Amended and Restated Advisory Agreement) and the fee arrangements thereunder. For the years ended December 31, 2022 and December 31, 2021, the Base Management Fee was approximately $29.5 million and $19.5 million, respectively. The increase in the Base Management Fee for the year ended December 31, 2022 versus the corresponding 2021 period is primarily related to the average value of gross assets increasing from $1,873.5 million as of the end of the four most recently completed calendar quarters prior to December 31, 2021 to $2,621.7 million as of the end of the four most recently completed calendar quarters prior to December 31, 2022. The Base Management Fee rate was 1.250% for both the years ended December 31, 2022 and 2021.

Incentive Fee
Under the New Barings BDC Advisory Agreement (and, from January 1, 2021 to February 25, 2022, pursuant to the terms of the Amended and Restated Advisory Agreement (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement)), we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See Note 2 to our Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement and the fee arrangements thereunder. For the year ended December 31, 2022, the amount of income-based fee incurred was $6.6 million. For the year ended December 31, 2021, the amount of income-based fee incurred was $14.7 million. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fee that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See Note 2 to our Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap.
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
For the years ended December 31, 2022 and 2021, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $3.4 million and $2.5 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our board of directors (the “Board”) for their service on the Board, D&O insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
($ in thousands)	2022	2021
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(16,580)	$2,747
Affiliate investments	101	(101)
Control investments	(722)	—
Net realized gains (losses) on investments	(17,201)	2,646
Distributions of realized gains by investment companies	6,181	—
Foreign currency transactions	23,881	(6,025)
Net realized gain (losses)	$12,861	$(3,379)
For the year ended December 31, 2022, we recognized a net realized gain totaling $12.9 million, which consisted primarily of a net gain on foreign currency transactions of $23.9 million and a $6.2 million dividend from a portfolio company that was recognized as a net realized gain, partially offset by net losses on our loan portfolio of $17.2 million.

For the year ended December 31, 2021, we recognized a net realized loss totaling $3.4 million, which consisted primarily of a net loss on foreign currency transactions of $6.0 million, partially offset by a net gain on our loan portfolio of $2.6 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
($ in thousands)	2022	2021
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(132,771)	$(11,087)
Affiliate investments	(916)	17,585
Control investments	9,498	(3,469)
Net unrealized appreciation (depreciation) on investments	(124,189)	3,029
Credit support agreements	(6,714)	1,800
Foreign currency transactions	7,862	17,276
Net unrealized appreciation (depreciation)	$(123,041)	$22,105
For the year ended December 31, 2022, we recorded net unrealized depreciation totaling $123.0 million consisting of net unrealized depreciation on our current portfolio of $122.3 million, unrealized depreciation of $3.0 million on the MVC Credit Support Agreement with Barings, unrealized depreciation of $3.7 million on the Sierra Credit Support Agreement with Barings and unrealized depreciation reclassification adjustments of $3.9 million related to realized gains and losses recognized during the year, net of unrealized appreciation related to foreign currency transactions of $7.9 million and a deferred tax asset of $2.0 million. The net unrealized depreciation on our current portfolio of $122.3 million was driven primarily by broad market moves for investments of $94.1 million, the credit or fundamental performance of investments of $5.9 million and the impact of foreign currency exchange rates on investments of $22.3 million.
For the year ended December 31, 2021, we recorded net unrealized appreciation totaling $22.1 million consisting of net unrealized appreciation on our current portfolio of $11.4 million, net unrealized appreciation related to foreign currency transactions of $17.3 million and net unrealized appreciation of $1.8 million on the MVC Credit Support Agreement with Barings, net of unrealized depreciation reclassification adjustments of $8.4 million related to realized gains and losses recognized during the year. The net unrealized appreciation on our current portfolio of $11.4 million was driven primarily by broad market moves for investments of $31.5 million partially offset by the credit or fundamental performance of investments of $5.9 million and the impact of foreign currency exchange rates on investments of $14.2 million.
Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our available borrowing capacity under the February 2019 Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Liquidity and Capital Resources” section should be read in conjunction with the notes to our Consolidated Financial Statements.
Cash Flows
For the year ended December 31, 2022, we experienced a net increase in cash in the amount of $55.2 million. During that period, our operating activities provided $86.3 million in cash, consisting primarily of net cash acquired from the acquisition of Sierra of $101.9 million and proceeds from sales or repayments of portfolio investments totaling $1,041.4 million, partially offset by purchases of portfolio investments of $1,162.2 million. In addition, our financing activities used net cash of $31.1 million, consisting primarily of dividends paid in the amount of $93.7 million and share repurchases of $32.1 million, partially offset by net borrowings under the February 2019 Credit Facility (as defined below under “Financing Transactions”) of $96.6 million. At December 31, 2022, we had $139.4 million of cash and foreign currencies on hand.

For the year ended December 31, 2021, we experienced a net decrease in cash in the amount of $8.2 million. During that period, our operating activities used $396.6 million in cash, consisting primarily of purchases of portfolio investments of $1,461.1 million and purchases of short-term investments of $297.6 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $943.9 million and proceeds from the sales of short-term investments of $363.1 million. In addition, financing activities provided net cash of $388.3 million, consisting of net proceeds of $343.1 million from the issuance of the November 2026 Notes and $149.8 million from the issuance of the February Notes (both as defined below under “Financing Transactions”), partially offset by net repayments under the February 2019 Credit Facility of $50.8 million and dividends paid in the amount of $53.6 million. At December 31, 2021, we had $84.3 million of cash and foreign currencies on hand.
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility total $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination of the August 2018 Credit Facility on June 30, 2020, Barings BDC Senior Funding I, LLC, our indirect wholly-owned Delaware limited liability company, became a subsidiary guarantor whose assets secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2024, followed by a one-year repayment period with a maturity date of February 21, 2025.
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
In addition, we pay a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, we incurred financing fees of approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility. In connection with the February 2022 and April 2022 amendments and commitment increases, we incurred financing fees of approximately $1.7 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
As of December 31, 2022, we were in compliance with all covenants under the February 2019 Credit Facility and we had U.S. dollar borrowings of $497.5 million outstanding under the February 2019 Credit Facility with an interest rate of 6.324% (one month SOFR of 4.224%), borrowings denominated in Swedish kronas of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 4.375% (one month STIBOR of 2.375%), borrowings denominated in British pounds sterling of £68.6 million ($82.5 million U.S. dollars) with an interest rate of 4.960% (one month SONIA of 2.960%) and borrowings denominated in Euros of €138.6 million ($147.9 million U.S. dollars) with an interest rate of 3.625% (one month EURIBOR of 1.625%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions:” in our Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2022, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $729.1 million. See Note 4 to our Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
Term Debt Securitization
On May 9, 2019, we completed the Debt Securitization. Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing, which is consolidated for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the Debt Securitization (collectively, the “2019 Notes”), were issued by Barings BDC Static CLO Ltd. 2019-I, (“BBDC Static CLO Ltd.”) and Barings BDC Static CLO 2019-I, LLC, our wholly-owned and consolidated subsidiaries. BBDC Static CLO Ltd. and Barings BDC Static CLO 2019-I, LLC are collectively referred to herein as the Issuers. The 2019 Notes were secured by a diversified portfolio of senior secured loans and participation interests therein. The Debt Securitization was executed through a private placement of approximately $296.8 million of AAA(sf) Class A-1 Senior Secured Floating Rate 2019 Notes (the “Class A-1 2019 Notes”), which bore interest at the three-month LIBOR plus 1.02%; $51.5 million of AA(sf) Class A-2 Senior Secured Floating Rate 2019 Notes (the “Class A-2 2019 Notes”), which bore interest at the three-month LIBOR plus 1.65%; and $101.0 million of Subordinated 2019 Notes which did not bear interest and were not rated. We retained all of the Subordinated 2019 Notes issued in the Debt Securitization in exchange for our sale and contribution to BBDC Static CLO Ltd. of the initial closing date portfolio, which included senior secured loans and participation interests. The 2019 Notes were scheduled to mature on April 15, 2027; however the 2019 Notes could be redeemed by the Issuers, at our direction as holder of the Subordinated 2019 Notes, on any business day after May 9, 2020. In connection with the sale and contribution, we made customary representations, warranties and covenants to the Issuers.
The Class A-1 2019 Notes and Class A-2 2019 Notes were the secured obligations of the Issuers, the Subordinated 2019 Notes were the unsecured obligations of BBDC Static CLO Ltd., and the indenture governing the 2019 Notes included customary covenants and events of default. The 2019 Notes were not registered under the Securities Act or any state securities or “blue sky” laws and could not be offered or sold in the United States absent registration with the Securities and Exchange Commission (the “SEC”) or an applicable exemption from registration.
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
The Company’s permitted issuance period for the Additional Notes under the August 2020 NPA expired on February 3, 2022, prior to which date the Company issued no Additional Notes.
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of December 31, 2022, we were in compliance with all covenants under the August 2020 NPA.
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
As of December 31, 2022, the fair value of the outstanding August 2025 Notes was $46.1 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2022, we were in compliance with all covenants under the November 2020 NPA.
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
As of December 31, 2022, the fair value of the outstanding Series B Notes and the Series C Notes was $56.8 million and $97.7 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of December 31, 2022, we were in compliance with all covenants under the February 2021 NPA.
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
As of December 31, 2022, the fair value of the outstanding Series D Notes and the Series E Notes was $69.6 million and $57.8 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2026 Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. Concurrent with the closing of November 2026 Notes offering, we entered into a registration rights agreement for the benefit of the purchasers of the November 2026 Notes. Pursuant to the terms of this registration rights agreement, we filed a registration statement on Form N-14 with the SEC, which was subsequently declared effective, to permit electing holders of the November 2026 Notes to exchange all of their outstanding restricted November 2026 Notes for an equal aggregate principal amount of new November 2026 Notes (the “Exchange Notes”). The Exchange Notes have terms substantially identical to the terms of the November 2026 Notes, except that the Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the November 2026 Notes do not apply to the Exchange Notes.
As of December 31, 2022, the fair value of the outstanding November 2026 Notes was $294.6 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Share Repurchase Program
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
In addition, in connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program occurred during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and were made in accordance with applicable legal, contractual and regulatory requirements. The MVC-related repurchase program terminated on May 6, 2022. During the year ended December 31, 2022, we repurchased a total of 207,677 shares of common stock in the open market under the authorized program at an average price of $10.14 per share, including broker commissions. The MVC repurchase program terminated on May 6, 2022.

In connection with the completion of the acquisition of Sierra, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program were to occur during the 12-month period commencing on April 1, 2022 and were made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with our covenant and regulatory requirements. During the year ended December 31, 2022, we had repurchased the maximum amount of $30.0 million of common stock authorized under the Sierra share repurchase program. In total under the Sierra share repurchase program, we repurchased a total of 3,179,168 shares of common stock in the open market under the authorized program at an average price of $9.44 per share, including broker commissions.
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
As of December 31, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 205% of our total net assets, as compared to approximately 243% of our total net assets as of December 31, 2021.
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use. If the Barings pricing committee disagrees with the price range provided, it may make a fair value recommendation to Barings that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
Valuation Inputs
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
Fee income for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Recurring Fee Income:
Amortization of loan origination fees	$5,943	$4,620	$2,180
Management, valuation and other fees	1,237	2,186	867
Total Recurring Fee Income	7,180	6,806	3,047
Non-Recurring Fee Income:
Prepayment fees	303	474	84
Acceleration of unamortized loan origination fees	5,595	4,824	537
Advisory, loan amendment and other fees	1,845	916	412
Total Non-Recurring Fee Income	7,743	6,214	1,033
Total Fee Income	$14,923	$13,020	$4,080
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

Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The fair value of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; global pandemics; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2022, we were not a party to any interest rate hedging arrangements.
In March 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the Financial Conduct Authority no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities. Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023.
Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. All of our loan agreements with our portfolio companies include fallback language in the event that LIBOR becomes unavailable. This language generally either includes a clearly defined alternative reference rate after LIBOR’s discontinuation or provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
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
As of December 31, 2022, approximately $1,904.1 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are either LIBOR-based or SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our December 31, 2022 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$57,123	$21,874	$35,249
Up 200 basis points	38,082	14,583	23,499
Up 100 basis points	19,041	7,291	11,750
Down 25 basis points	(4,760)	(1,823)	(2,937)
Down 50 basis points	(9,521)	(3,646)	(5,875)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See Note 2 to our Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of December 31, 2022, we had borrowings denominated in Swedish kronas of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 4.375%, borrowings denominated in British pounds sterling of £68.6 million ($82.5 million U.S. dollars) with an interest rate of 4.960%, and borrowings denominated in Euros of €138.6 million ($147.9 million U.S. dollars) with an interest rate of 3.625%.
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of December 31, 2022 was as follows:

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$1,152
Amtech LLC(1)	Delayed Draw Term Loan	1,527
Amtech LLC(1)	Revolver	545
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	366

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
APC1 Holding(1)(3)	Delayed Draw Term Loan	354
Aquavista Watersides 2 LTD(1)(4)	Capex / Acquisition Facility	2,543
Arc Education(1)(3)	Delayed Draw Term Loan	1,900
Argus Bidco Limited(1)(4)	CAF Term Loan	789
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	168
ASC Communications(2)	Revolver	1,089
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	876
ATL II MRO Holdings, Inc.(1)(2)	Revolver	1,667
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,295
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962
Azalea Buyer, Inc.(1)	Revolver	481
Bariacum S.A.(1)(3)	Acquisition Facility	2,028
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	4,783
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	417
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	135
BrightSign LLC(1)(2)	Revolver	1,329
CAi Software, LLC(1)(2)	Revolver	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	110
Catawba River Limited(1)(4)	Structured Junior Note	12,635
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	1,028
CGI Parent, LLC(1)	Revolver	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	78
Comply365, LLC(1)	Revolver	935
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	419
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	142
DataServ Integrations, LLC(1)(2)	Revolver	481
DecksDirect, LLC(1)	Revolver	218
DISA Holdings Corp.(1)(2)	Delayed Draw Term Loan	1,368
DISA Holdings Corp.(1)(2)	Revolver	416
DreamStart Bidco SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	579
Dune Group(1)(3)	Delayed Draw Term Loan	624
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	5,164
Eclipse Business Capital, LLC(1)	Revolver	17,455
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	9,272
EMI Porta Holdco LLC(1)(2)	Revolver	1,471
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	257
eShipping, LLC(1)	Delayed Draw Term Loan	1,650
eShipping, LLC(1)	Revolver	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Express Wash Acquisition Company, LLC(1)	Revolver	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	246
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	180
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925
FragilePak LLC(1)	Delayed Draw Term Loan	2,354
GB Eagle Buyer, Inc.(1)(2)	Revolver	2,581
Global Academic Group Limited(1)(7)	Term Loan	451
GPZN II GmbH(1)(2)(3)	CAF Term Loan	560
Greenhill BV(1)(3)	Capex Acquisition Facility	255
Groupe Product Life(1)(2)(3)	Delayed Draw Term Loan	441
Gusto Aus BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	223
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	313
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	267
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	555
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045
HTI Technology & Industries(1)(2)	Revolver	1,364
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	913
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,261
INOS 19-090 GmbH(1)(3)	Acquisition Facility	2,380
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	55
Isolstar Holding NV (IPCOM)(1)(2)(3)	Delayed Draw Term Loan	744
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103
ITI Intermodal, Inc.(1)	Revolver	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	422
Jaguar Merger Sub Inc.(1)	Revolver	490
Jocassee Partners LLC	Joint Venture	65,000
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	1,441
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,830
Kemmerer Operations, LLC(1)	Delayed Draw Term Loan	908
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,766
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	298
LeadsOnline, LLC(1)	Revolver	2,603
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	138
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	106
Marshall Excelsior Co.(1)	Revolver	413
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	296
Mercell Holding AS(1)(8)	Capex Acquisition Facility	797

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	968
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	407
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,180
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	443
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	809
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	463
OA Buyer, Inc.(1)	Revolver	1,331
OAC Holdings I Corp.(1)	Revolver	607
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,289
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	187
PDQ.Com Corporation(1)	Delayed Draw Term Loan	6,885
Polara Enterprises, L.L.C.(1)	Revolver	545
Premium Invest(1)(3)	Delayed Draw Term Loan	2,882
Profit Optics, LLC(1)	Revolver	484
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	792
PSP Intermediate 4, L.L.C.(1)(2)(3)	Delayed Draw Term Loan	727
R1 Holdings, LLC(1)	Delayed Draw Term Loan	2,623
R1 Holdings, LLC(1)	Revolver	1,601
RA Outdoors, LLC (1)(2)	Revolver	1,235
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	4,412
Randys Holdings, Inc.(1)(2)	Revolver	1,571
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	725
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	600
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,209
Royal Buyer, LLC(1)	Revolver	1,340
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	2,381
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	1,751
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416
Scaled Agile, Inc.(1)	Revolver	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	2,270
Scout Bidco B.V.(1)(3)	Revolver	1,030
Security Holdings B.V.(1)(3)	Delayed Draw Term Loan	2,134
Security Holdings B.V.(1)(3)	Revolver	1,067
Sereni Capital NV(1)(3)	Term Loan	109
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,978
Smartling, Inc.(1)(2)	Revolver	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	38
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	7,500
Spatial Business Systems LLC(1)(2)	Revolver	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	4,664

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Superjet Buyer, LLC(1)	Revolver	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933
Syntax Systems Ltd(1)(2)	Revolver	337
Tank Holding Corp (1)(2)	Revolver	698
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,088
Techone B.V.(1)(2)(3)	Revolver	203
Tencarva Machinery Company, LLC(1)	Revolver	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,826
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	1,182
Trader Corporation(1)(2)(6)	Revolver	345
TSYL Corporate Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,681
TSYL Corporate Buyer, Inc.(1)(2)	Revolver	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,350
Union Bidco Limited(1)(2)(4)	Acquisition Facility	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,170
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,629
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	2,622
Waccamaw River LLC(2)	Joint Venture	2,480
Woodland Foods, Inc.(1)(2)	Line of Credit	456
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	3,106
WWEC Holdings III Corp(1)(2)	Revolver	1,366
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	3,109
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	1,352
ZB Holdco LLC(1)	Revolver	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,516
Total unused commitments to extend financing		$308,532
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of December 31, 2022 and 2021, we had guaranteed €9.9 million ($10.6 million U.S. dollars and $11.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto that matures in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
Recent Developments
Subsequent to December 31, 2022, we made approximately $118.9 million of new commitments, of which $74.0 million closed and funded. The $74.0 million of investments consists of $18.1 million of first lien senior secured debt investments, $10.9 million of equity investments and a $45.0 million preferred equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, litigation finance loans to mass tort law firms. The weighted average yield of the debt investments was 10.8%. In addition, we funded $4.4 million of previously committed revolvers and delayed draw term loans.
On February 23, 2023, the Board declared a quarterly distribution of $0.25 per share payable on March 15, 2023 to holders of record as of March 8, 2023.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
On February 23, 2023, the Board appointed Ashlee Steinnerd as Chief Legal Officer of the Company, effective immediately, to replace Jill Dinerman. Ms. Dinerman will continue to serve as Global Head of Legal at Barings LLC.
Ms. Steinnerd, 41, is the Head of Regulatory at Barings LLC. Ms. Steinnerd also serves as Chief Legal Officer of Barings BDC, Inc., Barings Private Credit Corporation, Barings Global Short Duration High Yield Fund, Barings Corporate Investors, Barings Private Equity Opportunities and Commitments Fund, and Barings Participation Investors. Ms. Steinnerd has been a member of the Barings LLC legal team since 2019, advising Barings LLC on a variety of regulatory issues. Prior to joining Barings LLC, Ms. Steinnerd was Senior Counsel in the SEC’s Office of the Investor Advocate. Ms. Steinnerd held several roles during her tenure at the Securities and Exchange Commission between 2011 and 2019. Ms. Steinnerd holds a B.S. in Applied International Finance and Applied International Economics from the American University of Paris, France and a J.D. from Rutgers School of Law.
There is no arrangement or understanding between Ms. Steinnerd and any other person pursuant to which she was appointed as Chief Legal Officer. Further, with regard to Ms. Steinnerd, there are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.
On February 23, 2023, the Board appointed Gregory MacCordy to serve as Chief Compliance Officer of the Company, effective as of February 23, 2023, to replace Christopher DeFrancis who was serving as interim Chief Compliance Officer of the Company.
Mr. Macordy is a Director at ACA Group (“ACA”). Mr. MacCordy is an experienced compliance, risk and subject matter expert with over 30 years of regulatory and financial services experience. He serves as chief compliance officer or chief risk officer for SEC registered investment advisers and investment companies such as business development companies and interval funds. Prior to ACA, Mr. MacCordy worked at the SEC where he was an Industry Expert and Specialized Compliance Examiner in the Asset Management Unit (Enforcement Division) conducting enforcement investigations of investment companies, investment advisers, and mutual funds in the areas of business development companies, CLOs, private equity, hedge funds, real estate and fixed income trading. Mr. MacCordy also spent 18 years at The Teachers Insurance and Annuity Association of America-College Retired Equity Fund (TIAA) beginning as a securities analyst and ultimately becoming a Managing Director. During his time at TIAA, he was responsible for investment decisions, credit research, valuation and stress testing, regulatory filings, and the development of risk and compliance program policies and procedures. Mr. MacCordy holds a Bachelor of Science and Business Administration in Accounting from University of Missouri and an MBA in Finance from New York University Stern School of Business.
There is no arrangement or understanding between Mr. MacCordy and any other person pursuant to which he was appointed as Chief Compliance Officer. Further, with regard to Mr. MacCordy, there are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.
On February 23, 2023, the Board authorized a new 12-month share repurchase program. Under the program, the Company may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have adopted a code of ethics, the Global Code of Ethics Policy, which applies to, among others, our executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as Barings’ officers, directors and employees. The Global Code of Ethics Policy is publicly available on our website under “Corporate Governance” at the following URL: https://ir.barings.com/governance-docs.
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2022.

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

2.2
Stock Purchase and Transaction Agreement, dated April 3, 2018, by and between the Registrant and Barings LLC (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2018 and incorporated herein by reference).

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

4.4
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed as Exhibit 4.4 to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020 and incorporated herein by reference).

4.5
Indenture, dated as of November 23, 2021, by and between the Registrant and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2021 and incorporated herein by reference).

4.6
First Supplemental Indenture, dated as of November 23, 2021, relating to the 3.300% Notes due 2026, by and between the Registrant and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2021 and incorporated herein by reference).

4.7	Form of 3.300% Notes due 2026 (incorporated by reference to Exhibit 4.6 hereto).

10.1
Amended and Restated Investment Advisory Agreement, dated December 23, 2020 by and between Barings BDC, Inc. and Barings LLC (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2020 and incorporated herein by reference).

10.2
Administration Agreement, dated August 2, 2018 by and between Triangle Capital Corporation and Barings LLC (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

10.3
Registration Rights Agreement, dated August 2, 2018 by and between Triangle Capital Corporation and Barings LLC (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

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

10.6
Stock Transfer Agency Agreement between the Registrant and Computershare, Inc. (as successor to The Bank of New York) (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

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

10.11
Credit Support Agreement, dated December 23, 2020, by and between the Company and Barings LLC (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2020 and incorporated herein by reference).

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

10.15
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated February 25, 2021 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2021 and incorporated herein by reference).

10.16
Registration Rights Agreement, dated as of November 23, 2021, relating to the 3.300% Notes due 2026, by and among the Registrant and J.P. Morgan Securities LLC, ING Financial Markets LLC, MUFG Securities Americas Inc. and Wells Fargo Securities, LLC, as the representatives of the initial purchasers (Filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2021 and incorporated herein by reference).

10.17
Amendment No. 2 to the Senior Secured Revolving Credit Agreement dated as of December 29, 2021, by and among the Company, as borrower, the lenders party thereto, ING Capital LLC, as administrative agent, and the other parties signatory thereto. (Filed as Exhibit 10.17 to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 23, 2022 and incorporated herein by reference).

10.18
Second Amended and Restated Investment Advisory Agreement, dated February 25, 2022, by and between Barings BDC, Inc. and Barings LLC (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022 and incorporated herein by reference).

10.19
Credit Support Agreement, dated February 25, 2022, by and between Barings BDC, Inc. and Barings LLC (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022 and incorporated herein by reference).

Number	Exhibit
10.20
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

10.21
Incremental Commitment and Assumption Agreement, dated as of April 1, 2022, made by the Incremental Lender party thereto, relating to the Senior Secured Revolving Credit Agreement, dated as of February 21, 2019, among Barings BDC, Inc., as borrower, the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, as administrative agent (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2022 with the Securities and Exchange Commission on May 5, 2022 and incorporated herein by reference).

21.1	List of Subsidiaries.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Report of KPMG LLP on Senior Securities Table.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
^	Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2023

BARINGS BDC, INC.

By:	/s/ Eric Lloyd
Name: Eric Lloyd
Title: Chief Executive Officer and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lloyd	Chief Executive Officer and Executive Chairman of the Board	February 23, 2023
Eric Lloyd

/s/ Ian Fowler	President	February 23, 2023
Ian Fowler

/s/ Jonathan Landsberg	Chief Financial Officer	February 23, 2023
Jonathan Landsberg

/s/ Elizabeth A. Murray	Chief Operating Officer and Chief Accounting Officer	February 23, 2023
Elizabeth A. Murray

/s/ Valerie Lancaster-Beal	Director	February 23, 2023
Valerie Lancaster-Beal

/s/ Steve Byers	Director	February 23, 2023
Steve Byers

/s/ Bernard A. Harris	Director	February 23, 2023
Bernard Harris

/s/ Robert C. Knapp	Director	February 23, 2023
Robert C. Knapp

/s/ David Mihalick	Director	February 23, 2023
David Mihalick

/s/ Mark F. Mulhern	Director	February 23, 2023
Mark F. Mulhern

/s/ Thomas W. Okel	Director	February 23, 2023
Thomas W. Okel

/s/ Jill Olmstead	Director	February 23, 2023
Jill Olmstead

/s/ John A. Switzer	Director	February 23, 2023
John A. Switzer

Barings BDC, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings BDC, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Barings BDC, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with custodians, portfolio companies or agent banks or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
The following are the procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the process to measure the fair value of investments that are not publicly traded and whose market quotations are not readily available, including controls related to the determination of market yields, credit risk, selection of comparable companies, and financial performance multiple assumptions. We evaluated the Company’s ability to estimate fair value by comparing prior period fair values for a selection of investments to transaction prices of transactions occurring subsequent to the valuation date. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, assisted in evaluating the Company’s estimate of fair value by developing:
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
February 23, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings BDC, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Barings BDC, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ KPMG LLP
Charlotte, North Carolina
February 23, 2023

Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,191,345 and $1,494,031 as of December 31, 2022 and 2021, respectively)	$2,052,614	$1,490,113
Affiliate investments (cost of $275,482 and $267,967 as of December 31, 2022 and 2021, respectively)	289,993	288,069
Control investments (cost of $95,571 and $25,826 as of December 31, 2022 and 2021, respectively)	106,328	22,412
Total investments at fair value	2,448,935	1,800,594
Cash	96,160	49,987
Foreign currencies (cost of $42,627 and $34,069 as of December 31, 2022 and 2021, respectively)	43,255	34,266
Interest and fees receivable	42,738	33,645
Prepaid expenses and other assets	1,079	3,356
Credit support agreements (cost of $58,000 and $13,600 as of December 31, 2022 and 2021, respectively)	53,086	15,400
Derivative assets	1,508	941
Deferred financing fees	3,224	2,985
Receivable from unsettled transactions	19,972	219,732
Total assets	$2,709,957	$2,160,906
Liabilities:
Accounts payable and accrued liabilities	$971	$2,341
Interest payable	7,635	5,704
Administrative fees payable	677	750
Base management fees payable	7,981	5,422
Incentive management fees payable	—	4,067
Derivative liabilities	16,677	1,160
Payable from unsettled transactions	35,565	26,786
Borrowings under credit facilities	729,144	655,189
Notes payable (net of deferred financing fees)	718,978	717,556
Total liabilities	1,517,628	1,418,975
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 107,916,166 and 65,316,085 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	108	65
Additional paid-in capital	1,855,975	1,027,687
Total distributable loss	(663,754)	(285,821)
Total net assets	1,192,329	741,931
Total liabilities and net assets	$2,709,957	$2,160,906
Net asset value per share	$11.05	$11.36
    See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$158,927	$101,468	$65,268
Affiliate investments	1,218	519	—
Control investments	1,343	435	—
Short-term investments	—	17	353
Total interest income	161,488	102,439	65,621
Dividend income:
Non-Control / Non-Affiliate investments	2,122	170	3
Affiliate investments	28,082	8,709	—
Total dividend income	30,204	8,879	3
Fee and other income:
Non-Control / Non-Affiliate investments	15,606	12,337	4,075
Affiliate investments	141	40	—
Control investments	(824)	643	5
Total fee and other income	14,923	13,020	4,080
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	10,280	9,952	1,305
Affiliate investments	564	1,044	12
Control investments	1,278	—	9
Total payment-in-kind interest income	12,122	10,996	1,326
Interest income from cash	392	1	1
Total investment income	219,129	135,335	71,031
Operating expenses:
Interest and other financing fees	56,865	33,014	19,813
Base management fee (Note 2)	29,501	19,517	14,318
Incentive management fees (Note 2)	6,579	14,742	—
Compensation expenses	—	—	48
General and administrative expenses (Note 2)	9,917	9,095	5,794
Total operating expenses	102,862	76,368	39,973
Net investment income before taxes	116,267	58,967	31,058
Income taxes, including excise tax expense	611	7	70
Net investment income after taxes	$115,656	$58,960	$30,988

Barings BDC, Inc. Consolidated Statements of Operations - (Continued) (in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(16,580)	$2,747	$(38,302)
Affiliate investments	101	(101)	—
Control investments	(722)	—	—
Net realized gains (losses) on investments	(17,201)	2,646	(38,302)
Distributions of realized gains by controlled investment companies	6,181	—	—
Foreign currency transactions	23,881	(6,025)	12
Net realized gains (losses)	12,861	(3,379)	(38,290)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(132,771)	(11,087)	26,211
Affiliate investments	(916)	17,585	2,471
Control investments	9,498	(3,469)	29
Net unrealized appreciation (depreciation) on investments	(124,189)	3,029	28,711
Credit support agreements	(6,714)	1,800	—
Foreign currency transactions	7,862	17,276	(10,161)
Net unrealized appreciation (depreciation)	(123,041)	22,105	18,550
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions	(110,180)	18,726	(19,740)
Loss on extinguishment of debt	—	—	(3,089)
Benefit from (provision for) taxes	(795)	(1)	18
Net increase in net assets resulting from operations	$4,681	$77,685	$8,177
Net investment income per share — basic and diluted	$1.12	$0.90	$0.64
Net increase in net assets resulting from operations per share — basic and diluted	$0.05	$1.19	$0.17
Dividends / distributions per share:
Total dividends / distributions	$0.95	$0.82	$0.65
Weighted average number of shares outstanding — basic and diluted	102,911,986	65,316,085	48,575,139

See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, January 1, 2020	48,950,803	$49	$853,766	$(282,940)	$570,875
Net investment income	—	—	—	30,988	30,988
Net realized loss on investments / foreign currency transactions	—	—	—	(38,290)	(38,290)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	18,550	18,550
Loss on extinguishment of debt	—	—	—	(3,089)	(3,089)
Provision for taxes	—	—	—	18	18
Return of capital and other tax related adjustments	—	—	3,879	(3,879)	—
Distributions of net investment income	—		—	(31,325)	(31,325)
Deemed contribution - CSA (See Note 2)	—	—	13,600	—	13,600
Deemed contribution - from Adviser (See Note 9)	—	—	3,255	—	3,255
Issuance of common stock in connection with acquisition of MVC Capital	17,354,332	17	160,337	—	160,354
Purchases of shares in repurchase plan	(989,050)	(1)	(7,130)	—	(7,131)
Balance, December 31, 2020	65,316,085	$65	$1,027,707	$(309,967)	$717,805
Net investment income	—	—	—	58,960	58,960
Net realized loss on investments / foreign currency transactions	—	—	—	(3,379)	(3,379)
Net unrealized appreciation on investments / CSA / foreign currency transactions	—	—	—	22,105	22,105
Provision for taxes	—	—	—	(1)	(1)
Return of capital, merger and other tax related adjustments	—	—	1,629	(1,629)	—
Distributions of net investment income	—			(51,910)	(51,910)
Return of capital distributions	—	—	(1,649)	—	(1,649)
Balance, December 31, 2021	65,316,085	$65	$1,027,687	$(285,821)	$741,931
Net investment income	—	—	—	115,656	115,656
Net realized gain on investments / foreign currency transactions	—	—	—	12,861	12,861
Net unrealized depreciation on investments / CSAs / foreign currency transactions	—	—	—	(123,041)	(123,041)
Provision for taxes	—	—	—	(795)	(795)
Return of capital, merger and other tax related adjustments	—	—	288,888	(288,888)	—
Distributions of net investment income	—	—	—	(93,726)	(93,726)
Deemed contribution - from Adviser (See Note 10)	—	—	72,130	—	72,130
Issuance of common stock in connection with acquisition of Sierra	45,986,926	46	499,372	—	499,418
Purchase of shares in repurchase plan	(3,386,845)	(3)	(32,102)	—	(32,105)
Balance, December 31, 2022	107,916,166	$108	$1,855,975	$(663,754)	$1,192,329
See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,681	$77,685	$8,177
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(1,162,247)	(1,461,057)	(881,171)
Acquisition of MVC Capital, net of cash acquired (See Note 9)	—	—	(96,720)
Net cash acquired from Sierra merger (cash consideration paid) (See Note 10)	101,896	—	—
Transaction costs from Sierra merger (See Note 10)	(8,127)	—	—
Repayments received / sales of portfolio investments	1,041,370	943,867	684,531
Purchases of short-term investments	—	(297,561)	(1,182,185)
Sales of short-term investments	—	363,118	1,213,198
Loan origination and other fees received	20,120	30,504	19,193
Net realized (gain) loss on investments	11,020	(2,645)	38,302
Net realized (gain) loss on foreign currency transactions	(23,881)	6,025	(12)
Net unrealized (appreciation) depreciation on investments	124,189	(3,029)	(28,711)
Net unrealized (appreciation) depreciation of CSAs	6,714	(1,800)	—
Net unrealized (appreciation) depreciation on foreign currency transactions	(7,862)	(17,276)	10,161
Payment-in-kind interest / dividends	(12,307)	(10,795)	(1,348)
Amortization of deferred financing fees	3,053	1,620	1,478
Loss on extinguishment of debt	—	—	3,089
Accretion of loan origination and other fees	(11,538)	(9,444)	(2,717)
Amortization / accretion of purchased loan premium / discount	(2,322)	(4,646)	(1,806)
Payments for derivative contracts	(5,628)	(2,362)	(20)
Proceeds from derivative contracts	30,768	1,984	210
Changes in operating assets and liabilities:
Interest and fees receivable	(14,597)	(14,472)	(4,214)
Prepaid expenses and other assets	(3,214)	(2,198)	(45)
Accounts payable and accrued liabilities	(7,756)	2,446	3,891
Interest payable	1,935	3,483	(1,412)
Net cash provided by (used in) operating activities	86,267	(396,553)	(218,131)
Cash flows from financing activities:
Borrowings under credit facilities	244,657	455,732	636,707
Repayments of credit facilities	(148,061)	(506,580)	(280,523)
Repayments of debt securitization	—	—	(318,210)
Proceeds from notes	—	500,000	225,000
Redemption of notes	—	—	(95,472)
Financing fees paid	(1,870)	(7,274)	(774)
Net proceeds related to issuance of common stock for MVC acquisition (See Note 9)	—	—	160,354
Purchases of shares in repurchase plan	(32,105)	—	(7,131)
Cash dividends / distributions paid	(93,726)	(53,559)	(31,325)
Net cash provided by (used in) financing activities	(31,105)	388,319	288,626
Net increase (decrease) in cash and foreign currencies	55,162	(8,234)	70,495
Cash and foreign currencies, beginning of year	84,253	92,487	21,992
Cash and foreign currencies, end of year	$139,415	$84,253	$92,487

Barings BDC, Inc. Consolidated Statements of Cash Flows - (Continued) (in thousands)
	Year Ended December 31,
	2022	2021	2020
Supplemental Information:
Cash paid for interest	$50,641	$27,203	$16,697
Excise taxes paid during the period	$—	$71	$86
Supplemental non-cash information
Acquisitions (See Notes 9 and 10):
Fair value of net assets acquired, net of cash	(435,812)	—	171,242
Transaction costs	2,433	—	7,600
Common stock issued in acquisition of net assets	499,418	—	160,354
Credit support agreement (See Note 2)	(44,400)	—	(13,600)
Deemed contribution - from Adviser	27,730	—	3,255
Deemed contributions - CSA (See Note 2)	44,400	—	13,600
See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	7/19	7/25	$16,307	$16,124	$16,307	1.3%	(7)(8)(16)
						16,307	16,124	16,307

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	9/29	12,500	12,500	12,500	1.0%	(3)(7)
						12,500	12,500	12,500

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	1/22	N/A		5,000	5,403	0.4%	(7)(34)
		Class B Convertible Preferred Equity (1,667 shares)	N/A	12/22	N/A		1,667	1,667	0.1%	(7)(34)
							6,667	7,070

Accelerate Learning, Inc.	Education Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	12/18	12/24	7,568	7,511	7,480	0.6%	(7)(8)(10)
						7,568	7,511	7,480

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	8/21	7/27	2,500	2,447	2,436	0.2%	(3)(7)(8)(11)
						2,500	2,447	2,436

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	4/22	3/28	12,265	12,099	12,069	1.0%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 10.8% Cash	4/22	3/28	1,152	1,122	1,116	0.1%	(7)(8)(10)
		Common Stock (437,623.30 shares)	N/A	4/22	N/A		438	436	—%	(7)(34)
						13,417	13,659	13,621

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	3/22	10/26	7,716	7,782	7,276	0.6%	(3)(7)(8)(14)
						7,716	7,782	7,276

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 9.25%, 14.0% Cash	8/21	10/27	5,500	5,184	4,180	0.3%	(3)(7)(8)(10)
						5,500	5,184	4,180

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	671	0.1%	(7)(34)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	173	—%	(7)(34)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	—	—%	(7)(34)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	—	—%	(7)(34)
							363	844

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	9/20	10/25	4,841	4,841	4,816	0.4%
						4,841	4,841	4,816

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	6/21	7/27	12,875	12,671	12,722	1.0%	(7)(8)(10)
						12,875	12,671	12,722

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.2% Cash	4/21	4/29	6,460	6,339	6,215	0.5%	(7)(8)(10)
		Partnership Units (348.68 units)	N/A	4/21	N/A		349	798	0.1%	(7)(34)
						6,460	6,688	7,013

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Alpine SG, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	2/22	11/27	$23,139	$22,678	$22,677	1.9%	(7)(8)(15)(33)
						23,139	22,678	22,677

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 13.3% Cash	5/21	5/29	18,156	17,692	16,704	1.4%	(8)(9)
						18,156	17,692	16,704

Amalfi Midco	Healthcare	Subordinated Loan Notes	LIBOR + 2.00%, 6.8% Cash, 9.0% PIK	9/22	9/28	4,784	4,451	4,303	0.4%	(3)(7)(10)
		Class B Common Stock (93,165,208 shares)	N/A	9/22	N/A		1,040	1,121	0.1%	(3)(7)(34)
		Warrants (380,385 units)	N/A	9/22	N/A		4	426	—%	(3)(7)(34)
						4,784	5,495	5,850

AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 13.00%	2/22	4/31	7,222	4,445	3,190	0.3%	(3)(33)
						7,222	4,445	3,190

AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 13.01%	2/22	10/31	2,000	1,860	1,423	0.1%	(3)(33)
						2,000	1,860	1,423

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	2,268	2,205	2,222	0.2%	(7)(8)(9)
		Revolver	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	136	125	128	—%	(7)(8)(9)
						2,404	2,330	2,350

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note	10.0% Cash, 5.0% PIK	8/20	8/25	15,124	14,392	14,368	1.2%
						15,124	14,392	14,368

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	11/28	2,380	2,382	2,330	0.2%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	12/28	738	790	723	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	4/22	10/28	5,744	5,745	5,623	0.5%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash	6/22	10/28	1,019	1,019	997	0.1%	(3)(7)(8)(10)
		Revolver	EURIBOR + 6.00%, 7.7% Cash	4/22	10/23	—	(5)	(8)	—%	(3)(7)(8)(13)
						9,881	9,931	9,665

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 11.6% Cash	2/19	2/25	13,389	13,269	11,006	0.9%	(7)(8)(9)
						13,389	13,269	11,006

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	7/22	7/29	2,101	1,952	2,044	0.2%	(3)(7)(8)(13)
						2,101	1,952	2,044

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.7% Cash	1/20	1/27	1,753	1,876	1,753	0.1%	(3)(7)(8)(19)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	1/20	7/27	267	285	266	—%	(3)(7)
						2,020	2,161	2,019

Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 22.55%	2/22	10/30	18,358	6,934	6,635	0.5%	(3)(33)
						18,358	6,934	6,635

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 10.3% Cash	4/22	3/30	2,104	2,279	2,073	0.2%	(3)(7)(8)(21)
						2,104	2,279	2,073

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.9% Cash	9/21	9/27	$5,085	$5,466	$5,085	0.4%	(3)(7)(8)(12)
		Preferred Stock (13 shares)	N/A	9/21	N/A		120	110	—%	(3)(7)(34)
		Common Stock (48 shares)	N/A	9/21	N/A		12	6	—%	(3)(7)(34)
						5,085	5,598	5,201

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.2% Cash	2/21	3/28	3,465	3,886	3,344	0.3%	(3)(7)(8)(20)
						3,465	3,886	3,344

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.2% Cash	3/21	3/29	20,000	19,564	19,140	1.6%	(7)(8)(10)
						20,000	19,564	19,140

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/28	5,366	5,806	5,263	0.4%	(3)(7)(8)(20)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/24	251	175	198	—%	(3)(7)(8)(20)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	1,504	1,617	1,475	0.1%	(3)(7)(8)(20)
						7,121	7,598	6,936

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	7/22	7/29	3,074	2,794	2,969	0.2%	(3)(7)(8)(13)
						3,074	2,794	2,969

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.2% Cash	4/19	4/26	9,154	9,151	9,094	0.7%	(7)(8)(10)
						9,154	9,151	9,094

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.5% Cash	10/20	10/27	6,297	6,474	6,164	0.5%	(3)(7)(8)(13)
						6,297	6,474	6,164

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	7/22	7/29	129	126	126	—%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	7/22	7/29	1,599	1,514	1,536	0.1%	(3)(7)(8)(19)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	7/22	7/29	1,586	1,502	1,547	0.1%	(3)(7)(8)(13)
		Subordinated Term Loan	10.5% PIK	7/22	7/29	500	480	487	—%	(3)(7)
		Preferred Stock (41,560 shares)	10.0% PIK	7/22	N/A		51	50	—%	(3)(7)
		Equity Loan Notes (41,560 units)	10.0% PIK	7/22	N/A		51	50	—%	(3)(7)
		Common Stock (464 shares)	N/A	7/22	N/A		1	—	—%	(3)(7)(34)
						3,814	3,725	3,796

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.2% Cash	6/19	6/24	3,986	3,950	3,896	0.3%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	10/22	6/24	5,045	4,946	4,932	0.4%	(7)(8)(17)
						9,031	8,896	8,828

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	7/22	7/27	21,251	20,920	20,920	1.7%	(7)(8)(15)
		Class A Units (25,718.20 units)	N/A	7/22	N/A		539	620	—%	(7)(34)
						21,251	21,459	21,540

ASPEQ Heating Group LLC	Building Products, Air & Heating	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.0% Cash	11/19	11/25	8,367	8,302	8,367	0.7%	(7)(8)(10)
						8,367	8,302	8,367

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.4% Cash	11/21	11/28	1,963	2,103	1,886	0.2%	(3)(7)(8)(19)
						1,963	2,103	1,886

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	11/22	11/28	$8,333	$8,129	$8,125	0.7%	(7)(8)(17)
		Revolver	SOFR + 6.00%, 10.4% Cash	11/22	11/28	—	(41)	(42)	—%	(7)(8)(17)
						8,333	8,088	8,083
Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.1% Cash	12/19	12/26	1,494	1,526	1,305	0.1%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SONIA + 7.25%, 10.7% Cash	4/21	12/26	806	901	704	0.1%	(3)(7)(8)(19)
						2,300	2,427	2,009

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 7.7% Cash	11/21	11/27	2,394	2,417	2,298	0.2%	(3)(7)(8)(23)
						2,394	2,417	2,298

Aviation Technical Services, Inc.	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 2.00%, 6.4% Cash, 6.5% PIK	2/22	3/25	28,507	27,165	27,794	2.3%	(7)(8)(9)(33)
						28,507	27,165	27,794

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 7.7% Cash, 0.3% PIK	8/18	3/25	4,829	4,505	4,416	0.4%	(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.7% Cash, 1.0% PIK	8/18	10/26	745	700	685	0.1%	(8)(9)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	5,794	5,703	5,919	0.5%
						11,368	10,908	11,020

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	11/21	11/27	4,560	4,467	4,489	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.25%, 10.0% Cash	11/21	11/27	—	(8)	(6)	—%	(7)(8)(10)
		Subordinated Term Loan	12.0% PIK	11/21	5/28	1,431	1,409	1,403	0.1%	(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	183	—%	(7)(34)
						5,991	6,060	6,069

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.7% Cash	11/21	11/28	6,083	6,264	5,944	0.5%	(3)(7)(8)(14)
						6,083	6,264	5,944

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.9% Cash	7/19	7/26	1,060	1,161	1,060	0.1%	(3)(7)(8)(26)
						1,060	1,161	1,060

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	10/21	10/27	2,551	2,499	2,493	0.2%	(7)(8)(9)
						2,551	2,499	2,493

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	2/21	2/28	7,471	8,089	7,254	0.6%	(3)(7)(8)(14)
						7,471	8,089	7,254

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR +5.50%, 9.8% Cash	1/21	1/28	2,532	2,476	2,484	0.2%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.0% Cash	1/21	1/28	807	893	792	0.1%	(3)(7)(8)(19)
						3,339	3,369	3,276

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.2% Cash	12/22	11/29	3,157	2,956	2,939	0.2%	(3)(7)(8)(13)
						3,157	2,956	2,939

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	8/21	8/27	1,893	1,816	1,735	0.1%	(7)(8)(10)
						1,893	1,816	1,735

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	7/22	9/27	$27,200	$27,200	$28,300	2.3%
		Preferred Stock- Series C (14,618 shares)	7.0% PIK	7/22	N/A		14,460	14,731	1.2%	(7)
						27,200	41,660	43,031

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	8/21	1/28	5,000	5,000	4,350	0.4%	(7)
						5,000	5,000	4,350

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.5% Cash	10/21	10/28	2,205	2,296	2,156	0.2%	(3)(7)(8)(13)
						2,205	2,296	2,156

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	10/21	10/27	4,768	4,728	4,724	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 10.5% Cash	10/21	10/27	—	(11)	(12)	—%	(7)(8)(10)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,108	1,152	0.1%	(7)(34)
						4,768	5,825	5,864

British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	703	703	692	0.1%
						703	703	692

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 9.3% Cash	12/20	12/27	13,792	15,133	13,454	1.1%	(3)(7)(8)(19)
						13,792	15,133	13,454

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.5% Cash	2/22	12/28	2,827	2,807	2,478	0.2%	(8)(16)(33)
						2,827	2,807	2,478

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	10/18	10/24	6,281	6,252	6,281	0.5%	(7)(8)(10)
						6,281	6,252	6,281

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.3% Cash	7/22	7/30	4,545	4,370	4,390	0.4%	(7)(8)(15)
		LP Units (455 units)	N/A	7/22	N/A		455	446	—%	(7)(34)
						4,545	4,825	4,836

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.6% Cash	6/22	6/26	9,901	9,404	9,495	0.8%	(7)(8)(13)
						9,901	9,404	9,495

Cadent, LLC (f/k/a Cross MediaWorks)	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.2% Cash	9/18	9/25	6,751	6,741	6,580	0.5%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.2% Cash	7/22	9/25	11,367	11,161	11,080	0.9%	(7)(8)(10)
						18,118	17,902	17,660

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 10.2% Cash	7/22	12/28	1,377	1,352	1,341	0.4%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	12/21	12/28	5,009	4,921	4,879	0.1%	(7)(8)(10)
		Revolver	LIBOR + 6.25%, 11.0% Cash	12/21	12/28	—	(16)	(24)	—%	(7)(8)(10)
						6,386	6,257	6,196

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 7.00%, 11.9% Cash	6/21	3/26	1,557	1,729	1,468	0.1%	(3)(7)(8)(25)
		Class A Equity (500,000 units)	N/A	5/22	N/A		389	292	—%	(3)(7)(34)
		Class C - Warrants (74,712.64 units)	N/A	5/22	N/A		—	—	—%	(3)(7)(34)
						1,557	2,118	1,760

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 12.5% Cash	4/22	4/27	$4,318	$4,261	$4,269	0.4%	(3)(7)(8)(16)
		LLC Units (681,818 units)	N/A	4/22	N/A		682	627	0.1%	(3)(7)(34)
						4,318	4,943	4,896

Carlson Travel, Inc	Business Travel Management	First Lien Senior Secured Note	8.5% Cash	11/21	11/26	6,050	5,720	5,113	0.4%
		Common Stock (94,155 shares)	N/A	11/21	N/A		4,194	1,339	0.1%	(34)
						6,050	9,914	6,452

Catawba River Limited	Finance Companies	Structured - Junior Note	N/A	10/22	10/28	5,239	4,893	5,239	0.4%	(3)(7)
						5,239	4,893	5,239

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.1% Cash	5/20	4/27	870	768	820	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.6% Cash	5/20	4/27	1,190	1,151	1,158	0.1%	(3)(7)(8)(13)
						2,060	1,919	1,978

Ceres Pharma NV	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.1% Cash	10/21	10/28	3,304	3,264	3,139	0.3%	(3)(7)(8)(14)
						3,304	3,264	3,139

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.8% Cash	2/22	2/28	10,698	10,510	10,377	0.9%	(7)(8)(9)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/22	2/28	1,385	1,344	1,344	0.1%	(7)(8)(16)
		Revolver	LIBOR + 4.50%, 8.8% Cash	2/22	2/28	—	(29)	(49)	—%	(7)(8)(9)
		Preferred Stock (551 shares)	N/A	2/22	N/A		551	1,027	0.1%	(7)(34)
						12,083	12,376	12,699

Cineworld Group PLC	Leisure Products	Warrants (553,375 units)	N/A	7/22	N/A		102	—	—%	(3)(7)(34)
							102	—

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	1/20	1/26	6,264	6,182	6,189	0.5%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	1/20	4/26	530	522	523	—%	(7)(8)(9)
						6,794	6,704	6,712

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	5/19	5/25	18,910	18,761	18,060	1.5%	(7)(8)(16)
						18,910	18,761	18,060

CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.2% Cash	1/20	1/25	4,113	4,076	3,928	0.3%	(7)(8)(10)
		LLC Units (8,782 units)	N/A	1/20	N/A		352	165	—%	(7)
						4,113	4,428	4,093

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	6,461	6,054	6,036	0.5%	(7)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,509	15,528	1.3%	(7)
		LLC Units (2,037,735 units)	N/A	11/21	N/A		9,093	10,729	0.9%	(7)(34)
						23,081	30,656	32,293

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	11/21	11/28	1,303	1,276	1,270	0.1%	(3)(7)(8)(10)
						1,303	1,276	1,270

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 7.75%, 12.1% Cash	4/20	4/27	$13,604	$13,316	$13,302	1.1%	(7)(8)(15)
		Class B Partnership Units (33,324.69 units)	N/A	4/20	N/A		—	196	—%	(7)(34)
						13,604	13,316	13,498

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	4/22	4/28	378	371	369	—%	(7)
		LLC Units (46,085.6 units)	N/A	4/22	N/A		125	159	—%	(7)(34)
						378	496	528

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	4/22	4/28	13,654	13,407	13,446	1.1%	(7)(8)(17)
		Revolver	SOFR + 5.75%, 10.6% Cash	4/22	4/28	165	146	148	—%	(7)(8)(17)
						13,819	13,553	13,594

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.6% Cash	10/22	10/29	4,969	4,524	4,845	0.4%	(3)(7)(8)(13)
						4,969	4,524	4,845

Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	13.0% Cash	3/22	3/25	29,647	29,619	11,118	0.9%	(7)(31)
		Common Stock (91,504 shares)	N/A	9/22	N/A		296	7	—%	(34)
						29,647	29,915	11,125

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 3.3% Cash, 3.5% PIK	9/21	9/28	4,371	4,638	4,233	0.3%	(3)(7)(8)(14)
		Class A Units (440 units)	N/A	9/21	N/A		205	196	—%	(3)(7)(34)
		Class B Units (191 units)	N/A	9/21	N/A		446	497	—%	(3)(7)(34)
						4,371	5,289	4,926

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 8.7% Cash	9/20	9/27	1,936	1,905	1,921	0.2%	(3)(7)(8)(18)
						1,936	1,905	1,921

CT Technologies Intermediate Holdings, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 8.6% Cash	2/22	12/25	4,937	4,930	4,505	0.4%	(8)(9)(33)
						4,937	4,930	4,505

Custom Alloy Corporation	Manufacturer of Pipe Fittings & Forgings	Revolver	15.0% PIK	12/20	4/23	5,320	4,222	189	—%	(7)(31)(32)
		Second Lien Loan	15.0% PIK	12/20	4/23	56,259	42,162	1,997	0.2%	(7)(31)(32)
						61,579	46,384	2,186

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	12/21	12/28	907	938	891	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	12/21	12/28	1,142	1,117	1,122	0.1%	(3)(7)(8)(16)
						2,049	2,055	2,013

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.4% Cash	1/21	1/27	2,789	2,744	2,766	0.2%	(7)(8)(9)
		LLC Units (161,290.32 units)	N/A	1/21	N/A		161	204	—%	(7)(34)
						2,789	2,905	2,970

DataOnline Corp.	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	2/22	11/25	14,550	14,550	14,259	1.2%	(7)(8)(10)(33)
		Revolver	LIBOR + 6.25%, 11.0% Cash	2/22	11/25	2,143	2,143	2,100	0.2%	(7)(8)(10)(33)
						16,693	16,693	16,359

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	11/22	11/28	$1,918	$1,876	$1,875	0.2%	(7)(8)(16)
		Revolver	SOFR + 6.00%, 10.3% Cash	11/22	11/28		(10)	(11)	—%	(7)(8)(16)
		Partnership Units (96,153.85 units)	N/A	11/22	N/A		96	96	—%	(7)(34)
						1,918	1,962	1,960

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.4% Cash	12/21	12/26	700	688	690	0.1%	(7)(8)(9)
		Revolver	LIBOR + 6.00%, 10.4% Cash	12/21	12/26	—	(3)	(3)	—%	(7)(8)(9)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	48	—%	(7)(34)
						700	740	735

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/22	9/28	5,704	5,496	5,491	0.5%	(7)(8)(15)
		Revolver	SOFR + 5.50%, 9.8% Cash	11/22	9/28	13	—	—	—%	(7)(8)(15)
						5,717	5,496	5,491

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 10.7% Cash	4/19	12/23	6,880	6,860	6,096	0.5%	(7)(8)(10)
						6,880	6,860	6,096

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.1% Cash	4/21	4/28	2,561	2,828	2,515	0.2%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.9% Cash	4/21	4/28	1,174	1,170	1,153	0.1%	(3)(7)(8)(14)
						3,735	3,998	3,668

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	3/20	3/27	2,270	2,305	2,247	0.2%	(3)(7)(8)(13)
						2,270	2,305	2,247

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 11.8%	2/22	4/34	3,620	2,329	2,084	0.2%	(3)(33)
						3,620	2,329	2,084

Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 11.8%	2/22	7/30	17,233	6,790	4,267	0.4%	(3)(33)
						17,233	6,790	4,267

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	9/21	9/28	123	109	111	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	9/21	9/28	1,230	1,212	1,209	0.1%	(3)(7)(8)(10)
						1,353	1,321	1,320

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.7% Cash	6/22	6/28	1,000	986	988	0.1%	(3)(7)(8)(16)
						1,000	986	988

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	7/21	7/27	25,803	25,257	25,287	2.1%	(7)(8)(10)
						25,803	25,257	25,287

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.7% Cash	11/21	11/29	9,469	9,320	9,100	0.7%	(7)(8)(10)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	933	0.1%	(7)(34)
						9,469	9,851	10,033

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	9/21	9/27	4,949	4,868	4,893	0.4%	(7)(8)(10)
						4,949	4,868	4,893

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	12,644	12,272	12,008	1.0%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	1,495	1,446	1,409	0.1%	(7)(8)(10)
						14,139	13,718	13,417

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.7% Cash	2/21	12/25	$5,547	$5,511	$5,529	0.5%	(7)(8)(10)
						5,547	5,511	5,529

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	4/21	4/28	6,079	5,978	6,024	0.5%	(7)(8)(10)
						6,079	5,978	6,024

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.4% Cash	11/21	11/27	3,291	3,209	3,262	0.3%	(7)(8)(9)
		Revolver	LIBOR + 5.00%, 9.4% Cash	11/21	11/27	—	(24)	(9)	—%	(7)(8)(9)
						3,291	3,185	3,253

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.9% Cash	12/22	12/29	1,480	1,338	1,352	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.5% Cash	12/22	12/29	766	745	745	0.1%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.0% Cash	12/22	12/29	2,171	2,158	2,111	0.2%	(3)(7)(8)(19)
		Second Lien Senior Secured Term Loan	11.5% PIK	12/22	12/30	528	507	513	—%	(3)(7)
						4,945	4,748	4,721

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.3% Cash	3/22	3/28	1,737	1,853	1,573	0.1%	(3)(7)(8)(22)
						1,737	1,853	1,573

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.3% Cash	7/22	7/28	7,228	7,092	7,106	0.6%	(7)(8)(15)
		Revolver	SOFR + 6.50%, 10.3% Cash	7/22	7/28	141	136	137	—%	(7)(8)(15)
						7,369	7,228	7,243

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.1% Cash	8/20	8/27	1,655	1,792	1,644	0.1%	(3)(7)(8)(13)
						1,655	1,792	1,644

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	3/21	N/A		2,799	2,742	0.2%	(7)
							2,799	2,742

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	2/21	2/28	1,293	1,274	1,270	0.1%	(7)(8)(10)
						1,293	1,274	1,270

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.1% Cash	3/22	3/29	2,401	2,379	2,329	0.2%	(3)(7)(8)(14)
						2,401	2,379	2,329

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (6,582.7 shares)	11.0% PIK	3/22	N/A		7,892	6,084	0.5%	(7)
							7,892	6,084

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	12/20	12/26	4,223	4,164	4,165	0.3%	(7)(8)(10)
						4,223	4,164	4,165

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.0% Cash	5/22	5/30	13,692	13,434	13,295	1.1%	(7)(8)(16)
		LLC Units (966.99 units)	N/A	5/22	N/A		967	962	0.1%	(7)(34)
						13,692	14,401	14,257

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,839	13,827	1.1%
						16,000	14,839	13,827

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,921,648 shares)	N/A	8/22	N/A		1,922	1,932	0.2%	(3)(7)(34)
							1,922	1,932

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	4/22	4/29	$1,489	$1,561	$1,437	0.1%	(3)(7)(8)(19)
						1,489	1,561	1,437

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	10/22	2/26	1,575	1,516	1,513	0.1%	(7)(8)(15)
						1,575	1,516	1,513

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	5/21	5/27	4,638	4,491	4,638	0.4%	(7)(8)(10)
		Partnership Units (937.5 units)	N/A	5/21	N/A		938	1,179	0.1%	(7)(34)
						4,638	5,429	5,817

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 17.2% Cash	11/21	11/28	4,370	4,089	4,871	0.4%	(7)(8)(10)
		Common Stock (192,000 shares)	N/A	11/21	N/A		320	158	—%	(34)
						4,370	4,409	5,029

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	8/21	8/28	6,843	6,728	6,767	0.6%	(7)(8)(9)
		LP Interest (1,160.9 units)	N/A	8/21	N/A		12	17	—%	(7)(34)
		LP Units (5,104.3 units)	N/A	8/21	N/A		51	75	—%	(7)(34)
						6,843	6,791	6,859

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.5% Cash	12/22	11/28	16,774	16,276	16,271	1.3%	(7)(8)(16)
		Revolver	SOFR + 6.50%, 10.5% Cash	12/22	11/28	—	(76)	(77)	—%	(7)(8)(16)
		Partnership Units (687 units)	N/A	12/22	N/A		687	687	0.1%	(7)(34)
						16,774	16,887	16,881

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	7/22	7/27	2,502	2,502	2,438	0.2%	(3)(7)(8)(22)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 9.1% Cash	7/22	7/27	4,365	4,202	4,242	0.3%	(3)(7)(8)(27)
						6,867	6,704	6,680

GPZN II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	6/22	6/29	458	429	375	—%	(3)(7)(8)(12)
						458	429	375

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.1% Cash	7/22	7/29	739	672	716	0.1%	(3)(7)(8)(13)
						739	672	716

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	10/22	10/29	625	553	598	—%	(3)(7)(8)(13)
						625	553	598

GTM Intermediate Holdings, Inc.	Medical Equipment Manufacturer	Second Lien Loan	11.0% Cash, 1.0% PIK	12/20	12/24	10,633	10,587	10,442	0.8%	(7)(32)
		Series A Preferred Units (1,434,472.41 units)	N/A	12/20	N/A		2,166	2,252	0.1%	(7)(32)(34)
		Series C Preferred Units (715,649.59 units)	N/A	12/20	N/A		1,081	2,158	0.1%	(7)(32)(34)
						10,633	13,834	14,852

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.0% Cash	11/21	8/26	823	797	772	0.1%	(8)(9)
						823	797	772

Gusto Aus BidCo Pty Ltd.	Consumer Non-Cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	10/22	10/28	2,208	2,016	2,136	0.2%	(3)(7)(8)(23)
						2,208	2,016	2,136

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.6% Cash	9/22	9/28	$626	$569	$598	—%	(3)(7)(8)(22)
						626	569	598

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	1,189	1,161	1,151	0.1%	(7)
		Subordinated Term Loan	11.0% PIK	11/21	11/28	9,428	9,238	9,183	0.8%	(7)
						10,617	10,399	10,334

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	8/19	8/25	13,954	13,884	13,795	1.1%	(7)(8)(10)
						13,954	13,884	13,795

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.9% Cash	11/21	11/27	7,368	7,244	7,276	0.6%	(7)(8)(9)
		Revolver	LIBOR + 5.75%, 9.9% Cash	11/21	11/27	—	(43)	(33)	—%	(7)(8)(9)
						7,368	7,201	7,243

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.9% Cash	9/19	9/26	3,232	3,676	3,148	0.3%	(3)(7)(8)(13)
						3,232	3,676	3,148

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.7% Cash	10/22	10/29	4,999	4,461	4,846	0.4%	(3)(7)(8)(13)
						4,999	4,461	4,846

Holland Acquisition Corp.	Energy: Oil & Gas	First Lien Senior Secured Term Loan	LIBOR + 9.00%	2/22	11/22	3,754	—	—	—%	(7)(8)(11) (31)(33)
						3,754	—	—

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	3/21	3/27	3,792	3,736	3,621	0.3%	(7)(8)(15)
						3,792	3,736	3,621

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	4/22	11/28	8,000	7,781	7,814	0.6%	(3)(7)(8)(17)
						8,000	7,781	7,814

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 11.7% Cash	7/22	7/25	11,538	11,361	11,363	0.9%	(7)(8)(16)
		Revolver	SOFR + 8.50%, 11.7% Cash	7/22	7/25	—	(18)	(18)	—%	(7)(8)(16)
						11,538	11,343	11,345

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	12/18	12/24	5,005	4,946	4,928	0.4%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.3% Cash	12/18	12/24	5,912	5,832	5,834	0.5%	(7)(8)(9)
						10,917	10,778	10,762

Hygie 31 Holding	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	9/22	9/29	1,708	1,498	1,665	0.1%	(3)(7)(8)(13)
						1,708	1,498	1,665

IM Analytics Holding, LLC (d/b/a NVT)	Electronic Instruments & Components	First Lien Senior Secured Term Loan	LIBOR + 8.00%, 12.4% Cash	11/19	11/23	3,396	3,388	3,247	0.3%	(7)(8)(9)
		Warrants (68,950 units)	N/A	11/19	11/26		—	—	—%	(7)(34)
						3,396	3,388	3,247

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	5/21	4/28	2,668	2,938	2,583	0.2%	(3)(7)(8)(13)
						2,668	2,938	2,583

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.2% Cash	11/21	11/28	2,805	2,902	2,729	0.2%	(3)(7)(8)(14)
						2,805	2,902	2,729

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash	4/21	4/28	6,322	6,791	5,495	0.5%	(3)(7)(8)(14)
						6,322	6,791	5,495

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Innovative XCessories & Services, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 7.8% Cash	2/22	3/27	$2,908	$2,854	$2,277	0.2%	(8)(11)(33)
						2,908	2,854	2,277

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	12/20	12/27	4,947	5,515	4,892	0.4%	(3)(7)(8)(13)
						4,947	5,515	4,892

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	8/22	8/29	1,285	1,191	1,239	0.1%	(3)(7)(8)(13)
						1,285	1,191	1,239

Iqor US Inc.	Services: Business	First Lien Senior Secured Term Loan	LIBOR + 7.50%, 11.9% Cash	2/22	11/24	2,683	2,711	2,658	0.2%	(8)(9)(33)
						2,683	2,711	2,658

Isagenix International, LLC	Wholesale	First Lien Senior Secured Term Loan	LIBOR + 5.75%	2/22	6/25	1,579	1,160	553	—%	(7)(8)(10)(31) (33)
						1,579	1,160	553

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.1% Cash	10/22	10/29	4,583	4,044	4,436	0.4%	(3)(7)(8)(12)
						4,583	4,044	4,436

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.1% Cash	12/21	12/27	714	700	703	0.1%	(7)(8)(9)
		Revolver	LIBOR + 4.75%, 9.1% Cash	12/21	12/27	6	4	5	—%	(7)(8)(9)
		Common Stock (1,433.37 shares)	N/A	1/22	N/A		144	127	—%	(7)(34)
						720	848	835

Ivanti Software, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 12.0% Cash	2/22	12/28	6,000	5,989	3,383	0.3%	(8)(10)(33)
						6,000	5,989	3,383

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/19	2/29	4,083	4,082	4,009	0.3%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	11/19	2/29	6,714	6,576	6,592	0.5%	(3)(7)(8)(17)
						10,797	10,658	10,601

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/21	9/24	7,652	7,571	7,617	0.6%	(7)(8)(16)
		Revolver	SOFR + 5.00%, 9.5% Cash	12/21	9/24	—	(4)	(2)	—%	(7)(8)(16)
						7,652	7,567	7,615

Jedson Engineering, Inc.	Engineering & Construction Management	First Lien Loan	12.0% Cash	12/20	6/23	2,650	2,650	2,650	0.2%	(7)(32)
						2,650	2,650	2,650

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	8/20	11/27	3,609	3,609	3,511	0.3%
						3,609	3,609	3,511

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	5/21	7/24	3,827	3,747	3,575	0.3%	(7)(8)(9)
						3,827	3,747	3,575

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 10.2% Cash	3/22	3/27	3,580	3,813	3,477	0.3%	(3)(7)(8)(27)
						3,580	3,813	3,477

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.2% Cash	2/22	2/28	2,785	2,736	2,745	0.2%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 10.2% Cash	2/22	2/28	—	(7)	(6)	—%	(7)(8)(10)
		LLC Units (974.68 units)	N/A	2/22	N/A		97	115	—%	(7)(34)
						2,785	2,826	2,854

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.1% Cash	11/20	11/26	$5,652	$5,535	$5,545	0.5%	(7)(8)(11)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	191	—%	(7)(34)
						5,652	5,738	5,736

Kene Acquisition, Inc. (En Engineering)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.0% Cash	8/19	8/26	7,151	7,071	7,027	0.6%	(7)(8)(10)
						7,151	7,071	7,027

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	10/21	10/27	9,232	9,080	9,125	0.8%	(7)(8)(10)
		LLC Units (637,677.11 units)	N/A	10/21	N/A		638	577	—%	(7)(34)
						9,232	9,718	9,702

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/20	12/27	8,767	8,615	8,623	0.7%	(7)(8)(16)
						8,767	8,615	8,623

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	12/21	12/28	4,708	4,794	4,397	0.4%	(3)(7)(8)(13)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	6/29	1,497	1,533	1,409	0.1%	(3)(7)
						6,205	6,327	5,806

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.3% Cash	5/22	5/29	667	645	633	0.1%	(3)(7)(8)(17)
		Revolver	SOFR + 5.25%, 9.8% Cash	5/22	11/28	35	35	34	—%	(3)(7)(8)(16)
						702	680	667

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	2/22	2/28	10,276	10,119	10,150	0.8%	(7)(8)(10)
		Revolver	LIBOR + 4.75%, 9.5% Cash	2/22	2/28	—	(39)	(32)	—%	(7)(8)(10)
		LLC Units (52,493.44 units)	N/A	2/22	N/A		52	65	—%	(7)(34)
						10,276	10,132	10,183

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 7.6% Cash	8/20	12/23	134	94	100	—%	(8)(9)
		First Lien Senior Secured Term Loan	3.0% Cash, LIBOR + 10.0% PIK	8/20	12/23	8,807	8,784	8,455	0.7%	(10)
						8,941	8,878	8,555

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	3/23	12,319	10,129	—	—%	(7)(31)(32)
						12,319	10,129	—

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 8.8% Cash	4/22	4/25	20,000	19,847	19,846	1.6%	(7)(8)(15)
						20,000	19,847	19,846

Lifestyle Intermediate II, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	LIBOR + 7.00%, 10.7% Cash	2/22	1/26	3,194	3,194	2,980	0.2%	(7)(8)(10)(33)
		Revolver	LIBOR + 7.00%, 10.7% Cash	2/22	1/26	—	—	(168)	—%	(7)(8)(10)(33)
						3,194	3,194	2,812

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	1/21	12/25	862	855	837	0.1%	(7)(8)(10)
						862	855	837

LogMeIn, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.1% Cash	2/22	8/27	1,960	1,942	1,253	0.1%	(8)(9)(33)
						1,960	1,942	1,253

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.3% Cash	4/22	9/27	8,041	7,897	7,816	0.6%	(7)(8)(9)
						8,041	7,897	7,816

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes	LIBOR + 8.77%, 12.8% Cash	2/22	4/34	$5,250	$5,107	$4,450	0.4%	(3)(10)(33)
		Subordinated Structured Notes	Residual Interest, current yield 11.12%	2/22	4/34	13,730	9,377	7,992	0.7%	(3)(33)
						18,980	14,484	12,442

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/28	2,181	2,219	2,093	0.1%	(3)(7)(8)(14)
		Revolver	EURIBOR + 5.00%, 7.8% Cash	12/21	6/27	46	42	40	—%	(3)(7)(8)(13)
						2,227	2,261	2,133

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	2/22	2/28	10,945	10,786	10,794	0.9%	(7)(8)(16)
		Revolver	Prime + 4.50%, 11.5% Cash	2/22	2/28	1,240	1,215	1,217	0.1%	(7)(8)(30)
						12,185	12,001	12,011

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	7/21	6/27	4,171	4,096	4,123	0.3%	(7)(8)(9)
		Partnership Units (746.66 units)	N/A	6/21	N/A		747	781	0.1%	(7)(34)
						4,171	4,843	4,904

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	11/19	11/25	2,903	2,872	2,903	0.2%	(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.4% Cash	12/20	11/25	3,894	4,257	3,894	0.3%	(7)(8)(18)
						6,797	7,129	6,797

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.4% Cash	2/22	10/27	8,962	9,797	7,449	0.6%	(3)(8)(19)
						8,962	9,797	7,449

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.4% Cash	11/21	11/29	4,421	4,382	4,067	0.3%	(8)(9)
						4,421	4,382	4,067

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 9.1% Cash	8/22	8/29	3,188	3,124	3,102	0.3%	(3)(7)(8)(29)
		Class A Units (114.4 units)	N/A	8/22	N/A	—	111	116	—%	(3)(7)(34)
		Class B Units (28,943.8 units)	N/A	8/22	N/A		—	—	—%	(3)(7)(34)
						3,188	3,235	3,218

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	8/21	8/27	912	897	835	0.1%	(7)(8)(9)
		Partnership Units (76.92 units)	N/A	8/21	N/A		77	54	—%	(7)(34)
						912	974	889

Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 9.1% Cash	12/20	12/26	7,805	8,324	7,634	0.6%	(3)(7)(8)(21)
						7,805	8,324	7,634

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.2% Cash	11/20	11/27	1,169	1,258	1,150	0.1%	(3)(7)(8)(20)
						1,169	1,258	1,150

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.8% Cash	8/20	8/26	6,923	6,810	6,816	0.6%	(7)(8)(9)
						6,923	6,810	6,816

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	3/22	3/28	18,869	19,527	16,963	1.4%	(3)(7)(8)(23)
						18,869	19,527	16,963

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	$5,637	$5,553	$5,096	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	131	112	5	—%	(7)(8)(10)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	300	—%	(7)(34)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	—	—%	(7)(34)
						5,768	6,175	5,401

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.6% Cash	2/21	2/27	2,694	2,663	2,649	0.2%	(7)(8)(9)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/22	2/27	2,993	2,920	2,918	0.2%	(7)(8)(15)
						5,687	5,583	5,567

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 7.4% Cash	10/21	10/28	1,540	1,684	1,508	0.1%	(3)(7)(8)(20)
		Revolver	SONIA + 5.25%, 7.4% Cash	10/21	4/23	184	202	184	—%	(3)(7)(8)(20)
						1,724	1,886	1,692

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions)	Energy Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 8.6% Cash	10/18	10/25	4,704	4,693	4,697	0.4%	(7)(8)(9)
						4,704	4,693	4,697

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	10/21	9/27	2,475	2,434	2,446	0.2%	(7)(8)(10)
						2,475	2,434	2,446

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.8% Cash	1/22	1/28	3,490	3,667	3,406	0.3%	(3)(7)(8)(23)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	1/22	1/28	474	449	443	—%	(3)(7)(8)(17)
						3,964	4,116	3,849

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	9/22	10/29	2,143	1,904	2,084	0.2%	(3)(7)(8)(13)
						2,143	1,904	2,084

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	12/21	12/28	5,588	5,488	5,501	0.5%	(7)(8)(9)
		Revolver	LIBOR + 5.75%, 10.1% Cash	12/21	12/28	—	(23)	(21)	—%	(7)(8)(9)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	226	—%	(7)(34)
						5,588	5,676	5,706

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	3/22	3/29	3,621	3,556	3,567	0.3%	(7)(8)(17)
		Revolver	SOFR + 5.00%, 10.0% Cash	3/22	3/28	763	739	743	0.1%	(7)(8)(17)
						4,384	4,295	4,310

Offen Inc.	Transportation: Cargo	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.4% Cash	2/22	6/26	3,739	3,702	3,627	0.3%	(7)(9)(33)
						3,739	3,702	3,627

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	6/21	6/28	3,381	3,674	3,310	0.3%	(3)(7)(8)(13)
						3,381	3,674	3,310

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	12/20	12/26	6,134	6,098	5,995	0.5%	(7)(8)(16)
						6,134	6,098	5,995

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.0% Cash	12/19	12/25	2,290	2,266	2,251	0.2%	(3)(7)(8)(11)
						2,290	2,266	2,251

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 7.7% Cash	6/21	5/28	$2,753	$3,151	$2,753	0.2%	(3)(7)(8)(20)
						2,753	3,151	2,753

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.7% Cash	6/21	6/28	354	395	342	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	6/21	6/28	597	584	577	—%	(3)(7)(8)(10)
						951	979	919

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.2% Cash	12/21	12/27	2,258	2,219	2,190	0.2%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash	12/22	12/27	2,274	2,206	2,206	0.2%	(7)(8)(16)
		Revolver	LIBOR + 6.00%, 10.2% Cash	12/21	12/27	—	(3)	(6)	—%	(7)(8)(10)
		LP Units (60,040 units)	N/A	7/22	N/A		208	221	—%	(7)(34)
						4,532	4,630	4,611

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	7/22	7/29	4,924	4,430	4,628	0.4%	(7)
						4,924	4,430	4,628

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.1% Cash, 0.75% PIK	12/19	12/26	2,720	2,807	2,638	0.2%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 9.6% Cash	11/22	10/26	1,500	1,500	1,455	0.1%	(3)(7)(8)(16)
						4,220	4,307	4,093

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.5% Cash	2/20	2/27	2,838	2,850	2,702	0.2%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.4% Cash	2/20	2/27	3,318	3,264	3,159	0.3%	(3)(7)(8)(10)
						6,156	6,114	5,861

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.4% Cash	8/21	8/27	8,350	8,116	8,172	0.7%	(7)(8)(10)
		Class A-2 Partnership Units (28.8 units)	N/A	8/21	N/A		29	41	—%	(7)(34)
						8,350	8,145	8,213

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	5/22	5/27	182	182	165	—%	(3)(7)
		Structured Secured Note - Class B	5.4% Cash	5/22	5/27	182	182	162	—%	(3)(7)
		Structured Secured Note - Class C	5.9% Cash	5/22	5/27	182	182	157	—%	(3)(7)
		Structured Secured Note - Class D	8.5% Cash	5/22	5/27	181	181	158	—%	(3)(7)
		Structured Secured Note - Class E	11.4% Cash	5/22	5/27	9,273	9,273	8,154	0.7%	(3)(7)
						10,000	10,000	8,796

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	12/21	12/27	2,779	2,864	2,728	0.2%	(3)(7)(8)(22)
						2,779	2,864	2,728

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash	12/21	12/27	1,230	1,209	1,210	0.1%	(7)(8)(10)
		Revolver	LIBOR + 4.75%, 9.6% Cash	12/21	12/27	—	(9)	(9)	—%	(7)(8)(10)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	823	0.1%	(7)(34)
						1,230	1,941	2,024

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash, 4.0% PIK	12/21	6/26	$49,636	$48,487	$48,490	4.0%	(7)(8)(10)
		Warrants - Class A (2.55830 units)	N/A	12/21	N/A		—	438	—%	(7)(34)
		Warrants - Class B (0.86340 units)	N/A	12/21	N/A		—	148	—%	(7)(34)
		Warrants - Class CC (0.08870 units)	N/A	12/21	N/A		—	—	—%	(7)(34)
		Warrants - Class D (0.24710 units)	N/A	12/21	N/A		—	42	—%	(7)(34)
						49,636	48,487	49,118

Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.4% Cash	2/22	1/23	997	997	987	0.1%	(7)(8)(9)(33)
						997	997	987

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	12/20	12/26	12,676	12,496	12,510	1.0%	(7)(8)(10)
						12,676	12,496	12,510

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.5% Cash	6/21	6/28	5,656	5,804	5,656	0.5%	(3)(7)(8)(14)
						5,656	5,804	5,656

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.6% Cash	8/21	7/28	2,789	2,719	2,719	0.2%	(3)(7)(8)(11)
						2,789	2,719	2,719

Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	3/19	3/25	5,458	5,430	4,907	0.4%	(7)(8)(16)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.4% Cash	3/19	3/25	338	337	304	—%	(7)(8)(9)
						5,796	5,767	5,211

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.7% Cash	3/19	10/24	1,822	1,821	1,751	0.1%	(7)(8)(10)
						1,822	1,821	1,751

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.6% Cash	3/22	3/28	1,648	1,619	1,624	0.1%	(7)(8)(11)
		Revolver	LIBOR + 5.75%, 9.6% Cash	3/22	3/28	—	(8)	(7)	—%	(7)(8)(11)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	3/22	3/29	81	81	74	—%	(7)
		LLC Units (241,935.48 units)	N/A	3/22	N/A		161	172	—%	(7)(34)
						1,729	1,853	1,863

Proppants Holding, LLC	Energy: Oil & Gas	LLC Units (1,668,106 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
							—	—

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	3/21	3/28	1,453	1,569	1,365	0.1%	(3)(7)(8)(14)
		Revolver	EURIBOR + 5.25%, 7.1% Cash	3/21	3/27	2,090	2,275	2,017	0.2%	(3)(7)(8)(14)
						3,543	3,844	3,382

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	5/22	5/29	872	825	829	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	5/22	5/29	866	844	842	0.1%	(3)(7)(8)(10)
						1,738	1,669	1,671

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.6% Cash	9/21	9/26	1,870	1,965	1,821	0.1%	(3)(7)(8)(21)
						1,870	1,965	1,821

Questel Unite	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	12/20	12/27	6,892	6,815	6,692	0.6%	(3)(7)(8)(10)
						6,892	6,815	6,692

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	12/22	12/28	$10,304	$9,873	$9,873	0.8%	(7)(8)(16)
		Revolver	SOFR + 6.25%, 10.8% Cash	12/22	12/28	472	403	403	—%	(7)(8)(16)
						10,776	10,276	10,276

RA Outdoors, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.4% Cash	2/22	4/26	12,917	12,658	12,658	1.0%	(7)(8)(10)(33)
		Revolver	LIBOR + 6.75%, 11.4% Cash	2/22	4/26	—	—	(25)	—%	(7)(8)(10)(33)
						12,917	12,658	12,633

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.6% Cash	11/22	10/28	13,237	12,727	12,708	1.1%	(7)(8)(16)
		Revolver	SOFR + 6.50%, 10.6% Cash	11/22	10/28	294	239	238	—%	(7)(8)(16)
		Partnership Units (5,333 units)	N/A	11/22	12/99		533	533	—%	(7)(34)
						13,531	13,499	13,479

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 10.3% Cash	8/20	7/26	11,530	11,379	11,392	0.9%	(7)(8)(10)
		Partnership Equity (187,235 units)	N/A	3/21	N/A		187	125	—%	(7)(34)
						11,530	11,566	11,517

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.1% Cash	11/21	11/27	4,806	4,706	4,556	0.4%	(7)(8)(10)
		Partnership Equity (197,368.42 units)	N/A	11/21	N/A		197	152	—%	(7)(34)
						4,806	4,903	4,708

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.6% Cash	6/22	12/26	9,557	9,245	9,438	0.8%	(7)(8)(12)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	12/20	12/26	1,300	1,264	1,274	0.1%	(7)(8)(10)
						10,857	10,509	10,712

Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 12.4% Cash	2/22	4/25	5,081	5,107	4,243	0.3%	(7)(8)(10)(33)
						5,081	5,107	4,243

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.7% Cash	4/21	4/29	4,011	3,942	3,926	0.3%	(7)(8)(10)
						4,011	3,942	3,926

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	8/21	6/28	2,891	3,230	2,840	0.2%	(3)(7)(8)(20)
						2,891	3,230	2,840

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	12/21	12/28	2,213	2,248	2,162	0.2%	(3)(7)(8)(13)
						2,213	2,248	2,162

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	8/22	8/28	11,044	10,791	10,808	0.9%	(7)(8)(16)
		Revolver	SOFR + 6.00%, 10.4% Cash	8/22	8/28	408	374	377	—%	(7)(8)(16)
						11,452	11,165	11,185

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	10/20	10/25	7,290	7,174	7,144	0.6%	(7)(8)(10)
						7,290	7,174	7,144

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	SOFR + 7.75%, 12.0% Cash	2/22	9/25	$10,032	$10,032	$9,761	0.8%	(7)(8)(15)(33)
		Revolver	SOFR + 7.75%, 12.0% Cash	2/22	9/25	1,587	1,587	1,480	0.1%	(7)(8)(15)(33)
		Class A Preferred Stock (145.347 shares)	N/A	2/22	N/A		4	1	—%	(7)(33)
		Class B Preferred Stock (145.347 shares)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
		Class C Preferred Stock (7,844.03 shares)	N/A	2/22	N/A		450	155	—%	(7)(33)(34)
		Common Stock (153 shares)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
						11,619	12,073	11,397

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	1/19	5/24	9,445	9,445	9,238	0.8%	(7)(8)(10)
						9,445	9,445	9,238

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	12/20	12/26	11,949	11,762	11,792	1.0%	(7)(8)(10)
		Preferred Stock (372.1 shares)	N/A	12/20	N/A		372	460	—%	(7)(34)
						11,949	12,134	12,252

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.2% Cash	6/22	7/29	2,044	1,784	1,939	0.2%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 5.9% Cash	6/22	7/29	3,996	3,738	3,886	0.3%	(3)(7)(8)(28)
						6,040	5,522	5,825

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	12/21	12/28	1,735	1,701	1,716	0.1%	(7)(8)(16)
		Revolver	SOFR + 5.50%, 10.2% Cash	12/21	12/28	—	(6)	(3)	—%	(7)(8)(16)
						1,735	1,695	1,713

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% Cash	5/22	3/29	6,485	6,286	6,310	0.5%	(3)(7)(8)(13)
		Revolver	EURIBOR + 6.00%, 8.0% Cash	5/22	3/29	—	(24)	(21)	—%	(3)(7)(8)(13)
						6,485	6,262	6,289

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	5/22	11/28	358	331	348	—%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	5/22	5/29	490	479	479	—%	(3)(7)(8)(14)
						848	810	827

Serta Simmons Bedding LLC	Home Furnishings	Super Priority First Out	LIBOR + 7.50%, 12.3% Cash	6/20	8/23	7,276	7,228	7,148	0.6%	(8)(10)
		Super Priority Second Out	LIBOR + 7.50%, 12.3% Cash	6/20	8/23	3,571	3,372	1,625	0.1%	(8)(10)
						10,847	10,600	8,773

Shelf Bidco Ltd.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	12/22	1/30	34,800	33,720	33,720	2.8%	(3)(7)(8)(16)
		Common Stock (1,200,000 shares)	N/A	12/22	NA		1,200	1,200	0.1%	(3)(7)(34)
						34,800	34,920	34,920

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	12/20	12/26	6,938	6,840	6,376	0.5%	(7)(8)(10)
						6,938	6,840	6,376

SMART Financial Operations, LLC	Banking, Finance, Insurance & Real Estate	Preferred Stock (1,000,000 shares)	N/A	2/22	N/A		—	110	—%	(7)(33)(34)
							—	110

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	11/21	10/27	$13,707	$13,445	$13,393	1.1%	(7)(8)(9)
		Revolver	LIBOR + 5.75%, 10.1% Cash	11/21	10/27	—	(19)	(24)	—%	(7)(8)(9)
						13,707	13,426	13,369

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.9% Cash	10/18	10/25	4,536	4,521	4,196	0.3%	(7)(8)(11)
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.9% Cash	12/20	10/25	614	606	565	—%	(7)(8)(11)
						5,150	5,127	4,761

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.0% Cash	12/20	12/26	11,129	10,972	10,951	0.9%	(7)(8)(10)
						11,129	10,972	10,951

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	5,639	5,177	5,616	0.5%	(3)(7)
						5,639	5,177	5,616

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	12/22	12/29	22,606	22,046	22,041	1.8%	(7)(8)(16)
		Revolver	SOFR + 6.25%, 10.4% Cash	12/22	12/28	—	(49)	(50)	—%	(7)(8)(16)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	516	—%	(7)(34)
						22,606	22,513	22,507

Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 16.53%	2/22	7/31	4,489	2,205	1,192	0.1%	(3)(33)
						4,489	2,205	1,192

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	11/22	3/27	1,674	1,623	1,621	0.1%	(7)(8)(16)
		Revolver	SOFR + 5.00%, 9.6% Cash	11/22	3/27	—	(3)	(4)	—%	(7)(8)(16)
						1,674	1,620	1,617

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	10/22	10/28	6,094	5,766	5,754	0.5%	(7)(8)(15)
		Revolver	SOFR + 5.50%, 9.7% Cash	10/22	10/28	—	(34)	(35)	—%	(7)(8)(15)
						6,094	5,732	5,719

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	12/19	12/26	20,928	20,660	20,510	1.7%	(7)(8)(9)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.1% Cash	12/22	12/26	2,819	2,763	2,763	0.2%	(7)(8)(16)
						23,747	23,423	23,273

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.50%, 9.4% Cash	12/20	11/27	2,446	2,566	2,383	0.2%	(3)(7)(8)(19)
						2,446	2,566	2,383

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.30%, 10.7% Cash	10/21	4/27	2,500	2,469	2,477	0.2%	(3)(7)(8)(10)
						2,500	2,469	2,477

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	13,043	12,818	12,860	1.1%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	—	(31)	(26)	—%	(7)(8)(10)
						13,043	12,787	12,834

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	5/22	N/A		7,945	6,515	0.5%	(7)
							7,945	6,515

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	11/21	10/28	$2,018	$1,992	$1,812	0.2%	(3)(7)(8)(9)
		Revolver	LIBOR + 5.75%, 10.1% Cash	11/21	10/26	674	666	622	0.1%	(3)(7)(8)(9)
						2,692	2,658	2,434

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	7/21	7/28	2,175	2,143	2,110	0.2%	(7)
		Common Stock (1,589 shares)	N/A	7/21	N/A		50	60	—%	(7)(34)
						2,175	2,193	2,170

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	3/22	3/28	11,099	10,876	10,877	0.9%	(7)(8)(15)
		Revolver	SOFR + 5.75%, 10.2% Cash	3/22	3/28	175	157	157	—%	(7)(8)(15)
						11,274	11,033	11,034

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	11/22	11/29	1,632	1,486	1,557	0.1%	(3)(7)(8)(19)
						1,632	1,486	1,557

Team Car Care, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 8.00%, 11.8% Cash	2/22	6/24	12,104	12,104	11,970	1.0%	(7)(8)(10)(33)
						12,104	12,104	11,970

Team Services Group	Services: Consumer	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.9% Cash	2/22	12/27	9,837	9,837	9,345	0.8%	(7)(8)(11)(33)
		Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 13.9% Cash	2/22	12/28	5,000	4,975	4,700	0.4%	(7)(8)(11)(33)
						14,837	14,812	14,045

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/21	11/28	3,750	3,788	3,578	0.3%	(3)(7)(8)(13)
		Revolver	EURIBOR + 5.50%, 7.9% Cash	11/21	5/28	304	296	281	—%	(3)(7)(8)(13)
						4,054	4,084	3,859

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	12/21	12/23	881	869	871	0.1%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	12/21	12/27	5,431	5,349	5,368	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.00%, 9.7% Cash	12/21	12/27	—	(16)	(13)	—%	(7)(8)(10)
						6,312	6,202	6,226

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	4/22	4/28	263	259	259	—%	(7)
		Partnership Equity (24,358.97 units)	N/A	4/22	N/A		239	255	—%	(7)(34)
						263	498	514

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.0% Cash	10/21	12/27	839	779	798	0.1%	(7)(8)(10)
		Revolver	LIBOR + 4.25%, 9.0% Cash	10/21	12/27	—	(12)	(9)	—%	(7)(8)(10)
		Subordinated Term Loan	LIBOR + 7.75%, 12.7% Cash	10/21	10/28	3,424	3,366	3,380	0.3%	(7)(8)(11)
						4,263	4,133	4,169

The Cleaver-Brooks Company, Inc.	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	7/22	7/28	26,477	25,927	25,979	2.1%	(7)(8)(15)
		Subordinated Term Loan	11.0% PIK	7/22	7/29	5,655	5,536	5,547	0.4%	(7)
						32,132	31,463	31,526

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	12/19	12/26	1,642	1,598	1,578	0.1%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	12/19	12/25	5,652	5,558	5,560	0.5%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	12/19	12/26	14,412	14,183	14,178	1.2%	(7)(8)(9)
						21,706	21,339	21,316

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.1% Cash	4/22	4/30	$12,522	$12,289	$12,322	1.0%	(7)(8)(16)
		Partnership Equity (676,880.98 units)	N/A	4/22	N/A		677	1,019	0.1%	(7)(34)
						12,522	12,966	13,341

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	11/19	8/25	6,126	5,996	5,801	0.5%	(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash, 5.0% PIK	7/22	8/25	3,561	3,561	3,561	0.3%	(7)(8)(10)
						9,687	9,557	9,362

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 11.6% Cash	12/22	12/29	4,601	4,450	4,486	0.4%	(3)(7)(8)(24)
		Revolver	CDOR + 6.75%, 11.6% Cash	12/22	12/28	—	(9)	(9)	—%	(3)(7)(8)(24)
						4,601	4,441	4,477

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.9% Cash	2/20	2/25	6,035	5,987	5,872	0.5%	(7)(8)(11)
						6,035	5,987	5,872

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 8.7% Cash	8/18	12/24	11,200	11,161	11,032	0.9%	(7)(8)(10)
						11,200	11,161	11,032

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	2/21	2/27	14,770	14,597	14,570	1.2%	(7)(8)(10)
						14,770	14,597	14,570

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/19	12/26	19,316	19,017	18,756	1.5%	(7)(8)(16)
						19,316	19,017	18,756

True Religion Apparel, Inc.	Retail	Preferred Unit (2.8 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
		Common Stock (2.71 shares)	N/A	2/22	N/A		—	—	—%	(7)(33)
							—	—

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	9/18	9/23	3,109	3,094	3,075	0.3%	(7)(8)(11)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.6% Cash	9/18	9/23	3,792	3,765	3,750	0.3%	(7)(8)(10)
		Class A LLC Units (440.97 units)	N/A	9/18	N/A		481	512	—%	(7)(34)
						6,901	7,340	7,337

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	9.3% PIK	3/22	3/27	11,438	11,434	11,118	0.9%	(3)(7)(8)
						11,438	11,434	11,118

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/22	12/28	637	591	591	—%	(7)(8)(16)
		Revolver	SOFR + 4.75%, 9.2% Cash	12/22	12/28	—	(4)	(4)	—%	(7)(8)(16)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	5	—%	(7)(34)
						637	592	592

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	11/21	12/25	8,332	8,187	8,061	0.7%	(7)(8)(10)
						8,332	8,187	8,061

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.2% Cash	7/21	9/26	4,975	4,900	4,900	0.4%	(7)(8)(16)
						4,975	4,900	4,900

U.S. Silica Company	Metal & Glass Containers	First Lien Senior Secured Term Loan	LIBOR + 4.00%, 8.4% Cash	8/18	5/25	1,456	1,457	1,439	0.1%	(3)(8)(9)
						1,456	1,457	1,439

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 10.8% Cash	9/20	9/27	$10,934	$11,441	$9,677	0.8%	(3)(7)(8)(19)
						10,934	11,441	9,677

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	6/22	6/29	882	870	847	0.1%	(3)(7)(8)(19)
						882	870	847

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	4/22	3/29	1,230	1,184	1,180	0.1%	(3)(7)(8)(14)
						1,230	1,184	1,180

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	11/18	11/24	16,203	16,045	15,390	1.3%	(7)(8)(16)
						16,203	16,045	15,390

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	9/20	9/27	1,601	1,712	1,585	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	2/21	9/27	3,518	3,465	3,483	0.3%	(3)(7)(8)(10)
						5,119	5,177	5,068

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.1% Cash	7/19	5/25	4,783	4,713	4,673	0.4%	(7)(8)(9)
						4,783	4,713	4,673

Velocity Pooling Vehicle, LLC	Automotive	Common Stock (4,676 shares)	N/A	2/22	N/A		60	2	—%	(7)(33)(34)
		Warrants (5,591 units)	N/A	2/22	N/A		72	3	—%	(7)(33)(34)
							132	5

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 7.7% Cash	3/22	1/29	3,331	3,640	3,238	0.3%	(3)(7)(8)(20)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 8.7% Cash	3/22	1/29	419	411	407	—%	(3)(7)(8)(19)
						3,750	4,051	3,645

Vision Solutions Inc.	Business Equipment & Services	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 11.6% Cash	2/22	4/29	6,500	6,497	4,771	0.4%	(8)(10)(33)
						6,500	6,497	4,771

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	4,643	4,643	3,792	0.3%	(7)
						4,643	4,643	3,792

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	6/21	6/28	7,645	7,520	7,645	0.6%	(7)(8)(10)
		Partnership Units (16,442.9 units)	N/A	6/21	N/A		164	293	—%	(7)(34)
						7,645	7,684	7,938

VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield (90.98)%	2/22	7/27	10,736	2,930	91	—%	(3)(33)
						10,736	2,930	91

VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 10.00%	2/22	7/28	11,088	3,301	1,551	0.1%	(3)(33)
						11,088	3,301	1,551

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	10/20	6/25	3,334	3,301	3,302	0.3%	(7)(8)(10)
						3,334	3,301	3,302

Walker Edison Furniture Company LLC	Consumer Goods: Durable	Common Stock (2,819.53 shares)	N/A	2/22	N/A		3,598	—	—%	(7)(33)(34)
							3,598	—

Watermill-QMC Midco, Inc.	Automotive	Equity (1.62% Partnership Interest)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
							—	—

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Wawona Delaware Holdings, LLC	Beverage & Food	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.2% Cash	2/22	9/26	$45	$41	$33	—%	(10)(33)
						45	41	33

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	10/22	4/30	13,500	12,973	13,153	1.1%	(7)
						13,500	12,973	13,153

Wok Holdings Inc.	Retail	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.2% Cash	2/22	3/26	48	48	41	—%	(8)(10)(33)
						48	48	41

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	5,442	5,350	4,882	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	1,786	1,748	1,556	0.1%	(7)(8)(10)
		Common Stock (1,663.31 shares)	N/A	12/21	N/A		1,663	1,012	0.1%	(7)(34)
						7,228	8,761	7,450

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.1% Cash	9/20	1/26	8,917	8,795	8,821	0.7%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.6% Cash	1/20	1/26	2,468	2,423	2,428	0.2%	(7)(8)(9)
						11,385	11,218	11,249

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	10/22	9/28	14,374	13,956	13,937	1.2%	(7)(8)(16)
		Revolver	SOFR + 6.00%, 10.6% Cash	10/22	9/28	1,118	1,059	1,056	0.1%	(7)(8)(16)
						15,492	15,015	14,993

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 8.2% Cash	5/22	5/29	5,646	5,586	5,446	0.4%	(3)(7)(8)(19)
		Subordinated Term Loan	11.0% PIK	5/22	5/29	2,572	2,553	2,502	0.2%	(3)(7)
		Common Stock (45,665,825 shares)	N/A	5/22	N/A		565	549	—%	(3)(7)(34)
						8,218	8,704	8,497

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	2/22	2/28	2,684	2,623	2,628	0.2%	(7)(8)(10)
		Revolver	LIBOR + 4.75%, 9.5% Cash	2/22	2/28	—	(14)	(12)	—%	(7)(8)(10)
		LLC Units (152.69 units	N/A	2/22	N/A		153	189	—%	(7)(34)
						2,684	2,762	2,805

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.2% Cash	3/22	3/29	5,821	6,149	5,162	0.4%	(3)(7)(8)(18)
						5,821	6,149	5,162

Subtotal Non–Control / Non–Affiliate Investments (172.2%)						2,200,903	2,191,345	2,052,614

Affiliate Investments: (4)
1888 Industrial Services, LLC	Energy: Oil & Gas	First Lien Senior Secured Term Loan	LIBOR + 5.00%	2/22	5/23	4,300	419	—	—%	(7)(8)(10) (31)(33)
		Revolver	LIBOR + 5.00%	2/22	5/23	1,621	1,498	1,263	0.1%	(7)(8)(10) (31)(33)
		Warrants (7,546.76 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
						5,921	1,917	1,263

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	LIBOR + 7.25%	7/21	7/28	5,273	5,165	5,273	0.4%	(7)(9)
		Second Lien Senior Secured Term Loan	7.5% Cash	7/21	7/28	4,545	4,508	4,545	0.4%	(7)
		LLC Units (89,447,396 units)	N/A	7/21	N/A		93,230	135,066	11.1%	(7)
						9,818	102,903	144,884

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Hylan Datacom & Electrical LLC	Construction & Building	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	2/22	3/26	$3,917	$3,670	$3,917	0.3%	(7)(8)(16)
		Second Lien Senior Secured Term Loan	SOFR + 10.00%, 14.3% Cash	2/22	3/27	4,098	4,098	4,098	0.3%	(7)(8)(16)
		Common Stock (102,144 shares)	N/A	2/22	N/A		5,219	4,496	0.3%	(7)(34)
						8,015	12,987	12,511

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/19	N/A		35,158	40,088	3.3%	(3)
							35,158	40,088

Kemmerer Operations, LLC	Metals & Mining	First Lien Senior Secured Term Loan	15.0% PIK	2/22	6/23	1,565	1,565	1,565	0.1%	(7)(33)
		Common Stock (6.78 shares)	N/A	2/22	N/A		1,589	1,181	0.1%	(7)(33)(34)
						1,565	3,154	2,746

Sierra Senior Loan Strategy JV I LLC	Joint Venture	89.01% Member Interest	N/A	2/22	N/A		50,221	37,950	3.1%	(3)(33)
							50,221	37,950

Thompson Rivers LLC	Investment Funds & Vehicles	16% Member Interest	N/A	6/20	N/A		46,622	30,339	2.5%
							46,622	30,339

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		22,520	20,212	1.7%	(3)
							22,520	20,212

Subtotal Affiliate Investments (24.3%)						25,319	275,482	289,993

Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	LIBOR + 9.10%, 13.5% Cash	2/22	1/24	5,647	5,647	5,647	0.5%	(7)(8)(9)(33)
		First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/24	24,071	9,628	9,147	0.8%	(7)(31)(33)
		LLC Units (44.6 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
						29,718	15,275	14,794

MVC Automotive Group GmbH	Automotive	Bridge Loan (6.0% Cash)	6.0% Cash	12/20	12/24	7,149	7,149	7,149	0.6%	(3)(7)(32)
		Common Equity interest (18,000 shares)	N/A	12/20	N/A		9,553	9,675	0.8%	(3)(7)(32)(34)
						7,149	16,702	16,824

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	3/21	N/A		225	45	—%	(3)(32)
		Limited Partnership Interest (71,790.4 units)	N/A	3/21	N/A		8,899	1,793	0.1%	(3)(32)
							9,124	1,838

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	5/24	$6,020	$6,020	$6,020	0.5%	(3)(7)(32)
		Senior Subordinated Term Loan	3.1% PIK	12/20	5/24	10,534	10,534	10,534	0.9%	(3)(7)(32)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	2,015	2,164	2,015	0.2%	(3)(7)(32)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	575	—%	(3)(7)(32)(34)
		Common Stock Series B (1,236 shares	N/A	12/20	N/A		35,192	53,728	4.4%	(3)(7)(32)(34)
						18,569	54,470	72,872

Subtotal Control Investments (8.9%)						55,436	95,571	106,328

Total Investments, December 31, 2022 (205.4%)*						$2,281,658	$2,562,398	$2,448,935

Derivative Instruments

Credit Support Agreements
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$12,386	$(1,214)
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	40,700	(3,700)

Total Credit Support Agreements, December 31, 2022			$123,000	$53,086	$(4,914)
(a) The MVC Credit Support Agreement covers all of the investments acquired by Barings BDC, Inc. (the “Company”) from MVC Capital, Inc. (“MVC”) in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “MVC Reference Portfolio”). Each investment that is included in the MVC Reference Portfolio is denoted in the above Schedule of Investments with footnote (32).
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
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreements.
(e)     The Sierra Credit Support Agreement covers all of the investments acquired by the Company from Sierra Income Corporation (“Sierra”) in connection with the Sierra Merger (as defined in “Note 1 – Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from Sierra in connection with the Sierra Merger (collectively, the “Sierra Reference Portfolio”). Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (33).
(f)      The Company and Barings entered into the Sierra Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $100.0 million.
(g) Settlement Date means the earlier of (1) April 1, 2032 or (2) the date on which the entire Sierra Reference Portfolio has been realized or written off.

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$72,553	$48,701	Citibank, N.A.	01/09/23	$511
Foreign currency forward contract (AUD)	$47,177	A$72,553	Bank of America, N.A.	01/09/23	(2,035)
Foreign currency forward contract (AUD)	$47,055	A$69,919	Citibank, N.A.	04/11/23	(548)

Foreign currency forward contract (CAD)	C$225	$165	Bank of America, N.A.	01/09/23	1
Foreign currency forward contract (CAD)	C$9,285	$6,819	Fifth Third Bank	01/09/23	34
Foreign currency forward contract (CAD)	$4,578	C$6,207	Bank of America, N.A.	01/09/23	(3)
Foreign currency forward contract (CAD)	$2,415	C$3,303	HSBC Bank USA	01/09/23	(22)
Foreign currency forward contract (CAD)	$6,865	C$9,339	Fifth Third Bank	04/11/23	(34)

Foreign currency forward contract (DKK)	2,260kr.	$323	Bank of America, N.A.	01/09/23	2
Foreign currency forward contract (DKK)	$300	2,260kr.	HSBC Bank USA	01/09/23	(24)
Foreign currency forward contract (DKK)	$329	2,290kr.	Bank of America, N.A.	04/11/23	(2)

Foreign currency forward contract (EUR)	€106,443	$113,101	Bank of America, N.A.	01/09/23	541
Foreign currency forward contract (EUR)	€1,511	$1,500	BNP Paribas SA	01/09/23	113
Foreign currency forward contract (EUR)	$106,563	€107,954	HSBC Bank USA	01/09/23	(8,692)
Foreign currency forward contract (EUR)	$109,735	€102,649	Bank of America, N.A.	04/11/23	(547)

Foreign currency forward contract (NZD)	NZ$4,000	$2,581	Bank of America, N.A.	01/09/23	(51)
Foreign currency forward contract (NZD)	NZ$15,175	$9,538	Citibank, N.A.	01/09/23	60
Foreign currency forward contract (NZD)	$208	NZ$351	Bank of America, N.A.	01/09/23	(14)
Foreign currency forward contract (NZD)	$10,767	NZ$18,824	Citibank, N.A.	01/09/23	(1,139)
Foreign currency forward contract (NZD)	$9,644	NZ$15,333	Citibank, N.A.	04/11/23	(62)

Foreign currency forward contract (NOK)	kr37,773	$3,835	Bank of America, N.A.	01/09/23	—
Foreign currency forward contract (NOK)	$3,538	kr37,773	Bank of America, N.A.	01/09/23	(297)
Foreign currency forward contract (NOK)	$4,050	kr39,732	Bank of America, N.A.	04/11/23	(1)

Foreign currency forward contract (GBP)	£37,951	$45,898	Citibank, N.A.	01/09/23	(240)
Foreign currency forward contract (GBP)	$39,500	£34,951	Bank of America, N.A.	01/09/23	(2,549)
Foreign currency forward contract (GBP)	$3,396	£3,000	HSBC Bank USA	01/09/23	(213)
Foreign currency forward contract (GBP)	$47,147	£38,899	Citibank, N.A.	04/11/23	243

Foreign currency forward contract (SEK)	2,182kr.	$210	Citibank, N.A.	01/09/23	—
Foreign currency forward contract (SEK)	$197	2,182kr.	HSBC Bank USA	01/09/23	(13)
Foreign currency forward contract (SEK)	$217	2,247kr.	Citibank, N.A.	04/11/23	—

Foreign currency forward contract (CHF)	3,803Fr.	$4,110	Bank of America, N.A.	01/09/23	3
Foreign currency forward contract (CHF)	$618	600Fr.	Bank of America, N.A.	01/09/23	(31)
Foreign currency forward contract (CHF)	$3,305	3,203Fr.	Citibank, N.A.	01/09/23	(158)
Foreign currency forward contract (CHF)	$4,194	3,841Fr.	Bank of America, N.A.	04/11/23	(2)
Total Foreign Currency Forward Contracts, December 31, 2022					$(15,169)

*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings BDC, Inc’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith whether the Company’s investments were valued at fair value in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2022 represented 205.4% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.9% of total investments at fair value as of December 31, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)
additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2022 were as follows:

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
1888 Industrial Services, LLC(d)	First Lien Senior Secured Term Loan (LIBOR + 5.00%)(e)	$—	$419	$—	$—	$(419)	$—	$—
	Revolver (LIBOR + 5.00%)(e)	—	1,498	—	—	(235)	1,263	(12)
	Warrants (7,546.76 units)	—	—	—	—	—	—	—
		—	1,917	—	—	(654)	1,263	(12)

Charming Charlie LLC(d)	First Lien Senior Secured Term Loan (20.0% Cash)	—	—	—	—	—	—	—
	First Lien Senior Secured Term Loan (10.4% Cash)	—	—	—	—	—	—	—
	First Lien Senior Secured Term Loan (LIBOR + 12.00%, 15.7% Cash)	—	—	—	—	—	—	35
	First Lien Senior Secured Term Loan (LIBOR + 5.00%, 8.7% Cash)	—	—	—	—	—	—	—
	Common Stock (34,923,249 shares)	—	—	—	—	—	—	—
		—	—	—	—	—	—	35

Eclipse Business Capital, LLC(d)	Revolver (LIBOR + 7.25%)	1,818	5,292	(1,818)	—	(19)	5,273	488
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,738	5	—	—	(198)	4,545	343
	LLC units (89,447,396 units)	92,668	3,380	—	—	39,018	135,066	11,223
		99,224	8,677	(1,818)	—	38,801	144,884	12,054

Hylan Datacom & Electrical LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 12.3% Cash)	—	3,569	—	101	247	3,917	380
	Second Lien Senior Secured Term Loan (SOFR + 10.00%, 14.3% Cash)	—	4,098	—	—	—	4,098	382
	Common Stock (102,144 shares)	—	5,219	—	—	(723)	4,496	—
		—	12,886	—	101	(476)	12,511	762

Jocassee Partners LLC	9.1% Member Interest	37,601	5,000	—	—	(2,513)	40,088	1,427
		37,601	5,000	—	—	(2,513)	40,088	1,427

JSC Tekers Holdings(d)	Preferred Stock (9,159,085 shares)	6,197	—	(6,197)	—	—	—	—
	Common Stock (3,201 shares)	—	—	—	—	—	—	—
		6,197	—	(6,197)	—	—	—	—

Kemmerer Operations, LLC(d)	First Lien Senior Secured Term Loan (15.0% PIK)	—	2,785	(1,220)	—	—	1,565	307
	Common Stock (6.78 shares)	—	1,589	—	—	(408)	1,181	—
		—	4,374	(1,220)	—	(408)	2,746	307

Security Holdings B.V(d)	Bridge Loan (5.0% PIK 5/31/2021)	5,451	—	(5,451)	—	—	—	—
	Senior Subordinated Loan (3.1% PIK)	9,525	—	(9,525)	—	—	—	—
	Senior Unsecured Term Loan (9.0% PIK)	7,307	—	(7,307)	—	—	—	—
	Common Equity Interest	24,825	—	(24,825)	—	—	—	—
		47,108	—	(47,108)	—	—	—	—

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	—	85,963	(35,742)	—	(12,271)	37,950	4,526
		—	85,963	(35,742)	—	(12,271)	37,950	4,526

Thompson Rivers LLC	16.0% Member Interest	84,438	—	(32,793)	—	(21,306)	30,339	9,056
		84,438	—	(32,793)	—	(21,306)	30,339	9,056

Waccamaw River LLC	20% Member Interest	13,501	8,800	—	—	(2,089)	20,212	1,850
		13,501	8,800	—	—	(2,089)	20,212	1,850

Total Affiliate Investments		$288,069	$127,617	$(124,878)	$101	$(916)	$289,993	$30,005
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
(e) Non-accrual investment.
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2022 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (LIBOR + 9.10%, 13.5% Cash)	$—	$5,647	$—	$—	$—	$5,647	$544
	First Lien Senior Secured Term Loan (10.0% PIK)(f)	—	9,628	—	—	(481)	9,147	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		—	15,275	—	—	(481)	14,794	544

JSC Tekers Holdings(d)	Preferred Stock (9,159,085 shares)	—	6,197	(5,832)	1,079	(1,444)	—	—
	Common Stock (35,571 shares)	—	—	—	—	—	—	—
		—	6,197	(5,832)	1,079	(1,444)	—	—

MVC Automotive Group GmbH(d)	Bridge Loan (6.0% Cash)	7,149	—	—	—	—	7,149	435
	Common Equity Interest (18,000 Shares)	7,699	—	—	—	1,976	9,675	—
		14,848	—	—	—	1,976	16,824	435

MVC Private Equity Fund LP	General Partnership Interest(e) (1,831.4 units)	188	—	—	—	(143)	45	(831)
	Limited Partnership Interest(f) (71,790.4 units)	7,376	—	—	—	(5,583)	1,793	—
		7,564	—	—	—	(5,726)	1,838	(831)

Barings BDC, Inc.
Consolidated Schedule of Investment — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Security Holdings B.V(d)	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/24)	$—	$6,020	$—	$—	$—	$6,020	$294
	Senior Subordinated Term Loan (3.1% PIK, Acquired 12/20, Due 05/24)	—	10,534	—	—	—	10,534	356
	Senior Subordinated Note (5.0% PIK, Acquired 12/20, Due 05/22)	—	14,567	(13,754)	(813)	—	—	174
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK, Acquired 04/21, Due 04/25)	—	7,795	(4,975)	(988)	183	2,015	825
	Common Stock Series A (17,100 shares, Acquired 02/22)	—	560	—	—	15	575	—
	Common Stock Series B (1,236 shares, Acquired 12/20)	—	38,753	—	—	14,975	53,728	—
		—	78,229	(18,729)	(1,801)	15,173	72,872	1,649

Total Control Investments		$22,412	$99,701	$(24,561)	$(722)	$9,498	$106,328	$1,797
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
(6)All of the investment is or will be encumbered as security for the Company's $1.1 billion senior secured credit facility with ING Capital LLC initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”).
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month LIBOR, which as of December 31, 2022 was 4.39157%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of December 31, 2022 was 4.76729%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of December 31, 2022 was 5.13886%.
(12)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2022 was 1.88400%.
(13)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2022 was 2.13200%.
(14)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2022 was 2.69300%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2022 was 4.35806%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2022 was 4.58745%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2022 was 4.78131%.
(18)The interest rate on these loans is subject to 1 Month SONIA, which as of December 31, 2022 was 3.43570%.
(19)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2022 was 3.75470%.
(20)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2022 was 4.09490%.
(21)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2022 was 3.01500%.
(22)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2022 was 3.26470%.
(23)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2022 was 3.76500%.
(24)The interest rate on these loans is subject to 1 Month CDOR, which as of December 31, 2022 was 4.73750%.
(25)The interest rate on these loans is subject to 3 Month CDOR, which as of December 31, 2022 was 4.93500%.
(26)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2022 was 2.70100%.
(27)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2022 was 4.53000%.
(28)The interest rate on these loans is subject to 3 Month SARON, which as of December 31, 2022 was 0.94212%.
(29)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2022 was 3.04000%.
(30)The interest rate on these loans is subject to Prime, which as of December 31, 2022 was 7.50000%.
(31)Non-accrual investment.
(32)Investment was purchased as part of the MVC Acquisition and is part of the MVC Reference Portfolio for purposes of the MVC Credit Support Agreement.
(33)Investment was purchased as part of the Sierra Merger and is part of the Sierra Reference Portfolio for purposes of the Sierra Credit Support Agreement.
(34)Investment is non-income producing.

See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 6.25% 7.3% Cash	07/19	07/25	$16,434	$16,185	$16,434	2.2%	(7) (8) (10)
						16,434	16,185	16,434

Accelerate Learning, Inc.	Education Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	12/18	12/24	7,568	7,486	7,429	1.0%	(7) (8) (10)
						7,568	7,486	7,429

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.0% Cash	08/21	07/27	1,211	1,138	1,147	0.2%	(3) (7) (8) (10)
						1,211	1,138	1,147

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash, 1.50% PIK	10/18	10/24	24,874	24,684	24,016	3.2%	(7) (8) (11)
						24,874	24,684	24,016

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 8.8% Cash	08/21	07/25	5,500	5,091	5,106	0.7%	(3) (8) (10)
						5,500	5,091	5,106

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	280	—%	*(7)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	72	—%	*(7)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	9	—%	*(7)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	2	—%	*(7)
							363	363

Aftermath Bidco Corporation	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	04/19	04/25	9,425	9,299	9,303	1.3%	(7) (8) (10)
						9,425	9,299	9,303

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	6,170	6,170	6,822	0.9%
						6,170	6,170	6,822

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	06/21	07/27	11,540	11,265	11,280	1.5%	(7) (8) (10)
						11,540	11,265	11,280

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 8.5% Cash	04/21	04/29	6,460	6,325	6,460	0.9%	*(7) (8) (10)
		Partnership Units (348.68 units)	N/A	04/21	N/A		349	689	0.1%	*(7)
						6,460	6,674	7,149

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.0%, 9.8% Cash	05/21	05/29	18,157	17,642	17,975	2.4%	(7) (8) (10)
						18,157	17,642	17,975

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	11/21	11/27	4,091	3,958	3,955	0.5%	(7) (8) (9)
		Revolver	LIBOR + 5.5%, 6.3% Cash	11/21	11/27	—	(13)	(14)	—%	(7) (8) (10)
						4,091	3,945	3,941

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note	10.0% Cash, 5.0% PIK	08/20	08/25	14,395	13,459	16,051	2.2%	*(3)
						14,395	13,459	16,051

AnalytiChem Holding Gmbh	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	11/21	11/28	2,801	2,580	2,576	0.3%	(3) (7) (8) (14)
						2,801	2,580	2,576

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.0% Cash	11/21	11/27	$6,457	$6,040	$6,158	0.8%	(3) (7) (8) (20)
						6,457	6,040	6,158

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 4.3% Cash, 0.25% PIK	08/18	03/25	4,867	4,405	4,458	0.6%	(8) (10)
		First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash, 1.0% PIK	08/18	10/26	748	693	693	0.1%	(8) (10)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	5,514	5,399	6,404	0.9%
						11,129	10,497	11,555

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	11/21	11/27	4,606	4,496	4,494	0.6%	(7) (10)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,260	1,235	1,234	0.2%	*(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	192	—%	*(7)
		Revolver	LIBOR + 5.25%, 6.3% Cash	11/21	11/27	—	(9)	(10)	—%	(7) (10)
						5,866	5,914	5,910

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	11/21	11/28	6,482	6,236	6,244	0.8%	(3) (7) (8) (14)
						6,482	6,236	6,244

BDP International, Inc. (f/k/a BDP Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/18	12/24	14,849	14,643	14,626	2.0%	(7) (8) (9)
						14,849	14,643	14,626

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 5.3% Cash	07/19	07/26	1,286	1,222	1,286	0.2%	(3) (7) (8) (18)
						1,286	1,222	1,286

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.3% Cash	10/21	09/27	2,427	2,336	2,327	0.3%	(7) (8) (10)
						2,427	2,336	2,327

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	02/21	02/28	7,960	8,062	7,741	1.0%	(3) (7) (8) (14)
						7,960	8,062	7,741

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 5.4% Cash	01/21	01/28	909	880	878	0.1%	(3) (7) (8) (13)
						909	880	878

Black Diamond Equipment Rentals LLC	Equipment Rental	Second Lien Loan	12.5% Cash	12/20	06/22	10,000	10,000	10,000	1.4%	(7) (25)
		Warrants (4.17 units)	N/A	12/20	N/A		1,010	864	0.1%	(7) (25)
						10,000	11,010	10,864

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/21	08/27	4,911	4,752	4,756	0.6%	(7) (8) (10)
						4,911	4,752	4,756

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	5,000	5,000	5,005	0.7%	(7)
						5,000	5,000	5,005

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	10/21	10/28	1,918	1,883	1,862	0.3%	(3) (7) (8) (14)
						1,918	1,883	1,862

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	10/21	10/27	12,811	12,687	12,683	1.7%	(7) (8) (10)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	1,135	0.2%	(7)
		Revolver	LIBOR + 5.75%, 6.8% Cash	10/21	10/27	—	(13)	(13)	—%	(7) (8) (10)
						12,811	13,781	13,805

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	$810	$810	$916	0.1%
						810	810	916

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 6.75%, 7.0% Cash	12/20	12/27	15,530	15,081	15,406	2.1%	(3) (7) (8) (17)
		Revolver	SONIA + 6.75%, 7.0% Cash	12/20	06/22	—	(2)	(5)	—%	(3) (7) (8) (17)
						15,530	15,079	15,401

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	10/18	10/24	6,634	6,587	6,634	0.9%	(7) (8) (9)
						6,634	6,587	6,634

Cadent, LLC (f/k/a Cross MediaWorks)	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	09/18	09/23	6,913	6,888	6,913	0.9%	(7) (8) (9)
						6,913	6,888	6,913

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/21	12/28	9,057	8,877	8,876	1.2%	(7) (8) (10)
		Revolver	LIBOR + 6.25%, 7.3% Cash	12/21	12/28	—	(19)	(19)	—%
						9,057	8,858	8,857

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 6.5%, 7.5% Cash	06/21	03/26	1,640	1,697	1,625	0.2%	(3) (7) (8) (21)
						1,640	1,697	1,625

Carlson Travel, Inc	Business Travel Management	First Lien Senior Secured Note	8.5% Cash	11/21	11/26	6,050	5,654	6,161	0.8%
		Common Stock (94,155 shares)	N/A	11/21	N/A		1,655	3,084	0.4%
						6,050	7,309	9,245

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/20	05/27	807	739	807	0.1%	(3) (7) (8) (14)
						807	739	807

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	10/21	10/28	4,556	4,444	4,355	0.6%	(3) (7) (8) (15)
						4,556	4,444	4,355

Cineworld Group PLC	Leisure Products	Super Senior Secured Term Loan	7.0% Cash, 8.3% PIK	11/20	05/24	1,786	1,591	2,128	0.3%	(3)
		Super Senior Secured Term Loan	LIBOR + 8.25%, 9.3% Cash	07/21	05/24	994	961	1,054	0.2%	(3) (8) (11)
		Warrants (553,375 units)	N/A	12/20	N/A		102	244	—%	(3)
						2,780	2,654	3,426

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	LIBOR +5.0%, 6.0% Cash	01/20	01/26	12,587	12,384	12,448	1.7%	(7) (8) (10)
						12,587	12,384	12,448

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/19	05/25	19,106	18,897	19,106	2.6%	(7) (8) (10)
						19,106	18,897	19,106

CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	01/20	01/25	4,144	4,090	3,999	0.6%	(7) (8) (10)
		LLC Units (8,782 units)	N/A	01/20	N/A		352	227	—%	(7)
						4,144	4,442	4,226

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	17,608	15,965	15,966	2.2%	(7)
		LLC Units (547,591 units)	N/A	11/21	N/A		1,643	1,643	0.2%	(7)
						17,608	17,608	17,609

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.4% Cash	11/21	11/28	$4,303	$4,199	$4,196	0.6%	(3) (7) (8) (10)
						4,303	4,199	4,196

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	LIBOR + 8.25%, 9.3% Cash	04/20	04/27	13,779	13,290	13,658	1.9%	(7) (8) (9)
		Class A Units (90,384 units)	N/A	04/20	N/A		90	101	—%	(7)
		Class B Units (33,324.69 units)	N/A	04/20	N/A		—	186	—%	(7)
						13,779	13,380	13,945

Contabo Finco S.À R.L	Internet Software & Services	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	11/21	10/26	5,949	5,819	5,830	0.8%	(3) (7) (8) (16)
						5,949	5,819	5,830

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	09/21	09/28	4,062	4,050	3,938	0.5%	(3) (7) (8) (14)
		Class A Units (440 units)	N/A	09/21	N/A		205	587	0.1%	(3) (7)
		Class B Units (191 units)	N/A	09/21	N/A		446	252	—%	(3) (7)
						4,062	4,701	4,777

Crash Champions	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	08/25	14,567	14,040	13,968	1.9%	(7) (8) (10)
						14,567	14,040	13,968

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	GBP LIBOR + 5.5%, 5.5% Cash	09/20	09/27	1,341	1,203	1,301	0.2%	(3) (7) (8) (13)
						1,341	1,203	1,301

Custom Alloy Corporation	Manufacturer of Pipe Fittings & Forgings	Second Lien Loan	15.0% PIK	12/20	04/22	45,000	37,043	27,450	3.7%	(7) (24) (25)
		Revolver	15.0% PIK	12/20	04/22	4,255	3,738	2,596	0.3%	(7) (24) (25)
						49,255	40,781	30,046

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	5,913	5,724	5,766	0.8%	(3) (7) (8) (14)
		First Lien Senior Secured Term Loan	SOFR + 5.5%, 5.5% Cash	12/21	12/28	3,382	3,298	3,298	0.4%	(3) (7) (8) (22)
		6-Month Bridge Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	06/22	796	772	788	0.1%	(3) (7) (8) (14)
						10,091	9,794	9,852

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	01/21	01/27	2,817	2,762	2,774	0.4%	(7) (8) (10)
		LLC Units (161,290.32 units)	N/A	01/21	N/A		161	112	—%	(7)
						2,817	2,923	2,886

Dart Buyer, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	04/19	04/25	12,217	12,047	11,734	1.6%	(3) (7) (8) (10)
						12,217	12,047	11,734

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	12/21	12/26	727	713	713	0.1%	(7) (8) (9)
		Revolver	LIBOR + 6.0%, 7.0% Cash	12/21	12/26	—	(4)	(4)	—%	(7) (8) (10)
		LLC Units (1,280.8 units)	N/A	12/21	N/A		55	55	—%	(7)
						727	764	764

Discovery Education, Inc.	Publishing	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/20	10/26	11,815	11,626	11,815	1.6%	(7) (8) (10)
						11,815	11,626	11,815

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	04/19	12/23	6,880	6,841	6,715	0.9%	(7) (8) (9)
						6,880	6,841	6,715

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	04/21	04/28	$2,729	$2,812	$2,676	0.4%	(3) (7) (8) (15)
						2,729	2,812	2,676

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	03/20	03/27	2,418	2,295	2,385	0.3%	(3) (7) (8) (15)
						2,418	2,295	2,385

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.0% Cash	09/21	09/28	1,230	1,205	1,202	0.2%	(3) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	09/21	09/28	131	105	113	—%	(3) (7) (8) (14)
						1,361	1,310	1,315

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.3%Cash	07/21	07/27	4,563	4,452	4,516	0.6%	(7) (8) (10)
						4,563	4,452	4,516

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.0% Cash	11/21	11/29	14,469	14,210	14,216	1.9%	(7) (8) (10)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	531	0.1%	(7)
						14,469	14,741	14,747

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	09/21	09/27	4,988	4,892	4,898	0.7%	(7) (8) (10)
						4,988	4,892	4,898

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 66.5% Cash	12/21	12/27	9,576	9,141	9,136	1.2%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	—	(59)	(59)	—%	(7) (8) (10)
						9,576	9,082	9,077

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	02/21	12/25	5,705	5,657	5,631	0.8%	(7) (8) (10)
						5,705	5,657	5,631

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	04/21	04/28	5,813	5,695	5,715	0.8%	(7) (8) (10)
						5,813	5,695	5,715

Eshipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	5,965	5,799	5,795	0.8%	(7) (8) (9)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	12/27	255	226	225	—%	(7) (8) (10)
						6,220	6,025	6,020

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.0% 6.0% Cash	08/20	08/27	1,621	1,649	1,621	0.2%	(3) (7) (8) (14)
						1,621	1,649	1,621

Ferrellgas L.P.	Oil & Gas Equipment & Services	OpCo Preferred Units (2,886 units)	N/A	03/21	N/A		2,799	3,146	0.4%	(3) (7)
							2,799	3,146

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	02/21	02/28	1,306	1,283	1,306	0.2%	(7) (8) (10)
						1,306	1,283	1,306

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	12/20	12/26	4,269	4,197	4,184	0.6%	(7) (8) (10)
						4,269	4,197	4,184

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,817	15,609	2.1%
						16,000	14,817	15,609

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	05/27	$4,697	$4,519	$4,541	0.6%	(7) (8) (9)
		Partnership Units (937.5 units)	N/A	05/21	N/A		938	926	0.1%
						4,697	5,457	5,467

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.5%, 13.5% Cash	11/21	11/28	4,000	3,872	3,880	0.5%	(7) (8) (10)
		Common Stock (50,848 shares)	N/A	11/21	N/A		130	111	—%
						4,000	4,002	3,991

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	08/21	08/28	6,913	6,773	6,790	0.9%	(7) (8) (10)
		LP Interest (1,160.9 units)	N/A	08/21	N/A		12	30	—%	(7)
		LP Units (5,104.32 units)	N/A	08/21	N/A		51	132	—%	(7)
						6,913	6,836	6,952

GTM Intermediate Holdings, Inc.	Medical Equipment Manufacturer	Second Lien Loan	11.0% Cash, 1.0% PIK	12/20	12/24	11,500	11,449	11,500	1.5%	(7) (25)
		Series A Preferred Units (1,434,472.41 units)	N/A	12/20	N/A		2,166	2,290	0.3%	(7) (25)
		Series C Preferred Units (715,649.59 units)	N/A	12/20	N/A		1,081	1,184	0.2%	(7) (25)
						11,500	14,696	14,974

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 7.8% Cash	11/21	08/26	832	799	774	0.1%	(8) (9)
						832	799	774

Hawaiian Airlines 2020-1 Class B Pass Through Certificates	Airlines	Structured Secured Note - Class B	11.3% Cash	08/20	09/25	6,093	6,093	7,213	1.0%
						6,093	6,093	7,213

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/27	9,343	9,096	9,093	1.2%	(7)
						9,343	9,096	9,093

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	08/19	08/25	14,075	13,976	13,794	1.9%	(7) (8) (10)
						14,075	13,976	13,794

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	11/21	11/27	7,368	7,199	7,221	1.0%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.5% Cash	11/21	11/27	—	(54)	(53)	—%	(7) (8) (10)
						7,368	7,145	7,168

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.0%, 5.0% Cash	09/19	09/26	8,789	9,380	8,612	1.2%	(3) (7) (8) (15)
						8,789	9,380	8,612

Highpoint Global LLC	Government Services	Second Lien Note	12.0% Cash, 2.0% PIK	12/20	09/22	5,416	5,395	5,416	0.7%	(7) (25)
						5,416	5,395	5,416

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	03/21	03/27	3,830	3,762	3,753	0.5%	(7) (8) (10)
						3,830	3,762	3,753

HTI Technology & Industries	Electronic Component Manufacturing	Second Lien Note	12.0% Cash, 4.8% PIK	12/20	09/24	22,746	22,096	22,215	3.0%	(7) (25)
						22,746	22,096	22,215

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/18	12/24	13,437	13,189	13,137	1.8%	(7) (8) (9)
						13,437	13,189	13,137

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
IGL Holdings III Corp.	Commercial Printing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/20	11/26	$4,324	$4,231	$4,268	0.6%	(7) (8) (10)
						4,324	4,231	4,268

IM Analytics Holding, LLC (d/b/a NVT)	Electronic Instruments & Components	First Lien Senior Secured Term Loan	LIBOR + 7.0%, 8.0% Cash	11/19	11/23	8,126	8,085	6,603	0.9%	(7) (8) (10)
		Warrants (68,950 units)	N/A	11/19	N/A		—	—	—%	(7) (8)
						8,126	8,085	6,603

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	04/28	7,051	7,232	6,938	0.9%	(3) (7) (8) (15)
						7,051	7,232	6,938

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	11/21	11/28	9,243	8,947	8,989	1.2%	(3) (7) (8) (14)
						9,243	8,947	8,989

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	04/21	04/28	6,256	6,321	5,876	0.8%	(3) (7) (8) (14)
						6,256	6,321	5,876

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.13%, 6.1% Cash	12/20	12/27	5,271	5,495	5,263	0.7%	(3) (7) (8) (14)
						5,271	5,495	5,263

ISS#2, LLC (d/b/a Industrial Services Solutions)	Commercial Services & Supplies	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	02/20	02/26	6,737	6,639	6,407	0.9%	(7) (8) (10)
						6,737	6,639	6,407

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	721	705	705	0.1%	(7) (8) (9)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	—	(2)	(2)	—%	(7) (8) (10)
						721	703	703

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 4.5% Cash, 2.0% PIK	11/19	12/26	2,315	2,257	2,315	0.3%	(3) (7) (8) (11)
						2,315	2,257	2,315

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/21	09/24	2,543	2,487	2,486	0.3%	(7) (8) (10)
		Revolver	LIBOR + 5.25%, 6.3% Cash	12/21	09/24	—	(6)	(6)	—%	(7) (8) (10)
						2,543	2,481	2,480

Jedson Engineering, Inc.	Engineering & Construction Management	First Lien Loan	12.0% Cash	12/20	06/24	2,650	2,650	2,650	0.4%	(7) (25)
						2,650	2,650	2,650

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	4,165	4,165	4,805	0.6%
						4,165	4,165	4,805

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	05/21	07/24	3,866	3,763	3,711	0.5%	(7) (8) (10)
						3,866	3,763	3,711

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	11/20	11/26	9,002	8,773	8,728	1.2%	(7) (8) (11)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	205	—%	(7)
						9,002	8,976	8,933

Kene Acquisition, Inc. (En Engineering)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.3% Cash	08/19	08/26	7,225	7,125	7,080	1.0%	(7) (8) (9)
						7,225	7,125	7,080

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	10/21	10/27	$9,362	$9,168	$9,174	1.2%	(7) (8) (10)
		Partnership Equity (637,677.11 units)	N/A	10/21	N/A		638	638	0.1%
						9,362	9,806	9,812

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	12/20	12/27	8,994	8,785	8,994	1.2%	(7) (8) (10)
						8,994	8,785	8,994

LAF International	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	03/21	03/28	1,478	1,543	1,446	0.2%	(3) (7) (8) (15)
						1,478	1,543	1,446

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	12/21	12/28	5,017	4,770	4,810	0.7%	(3) (7) (8) (14)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,417	1,363	1,375	0.2%	(3) (7)
		Revolver	EURIBOR + 6.0%, 6.0% Cash	12/21	12/24	314	292	295	—%	(3) (7) (8) (14)
						6,748	6,425	6,480

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 4.3% Cash	08/20	12/23	135	95	128	—%	(8) (9)
		First Lien Senior Secured Term Loan	LIBOR + 3.0%, 3.0% Cash, 10.2% PIK	08/20	12/23	7,954	7,909	7,959	1.1%	*(10)
						8,089	8,004	8,087

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	03/22	11,836	10,129	5,918	0.8%	(7) (24) (25)
						11,836	10,129	5,918

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	01/21	12/25	918	908	910	0.1%	(7) (8) (10)
						918	908	910

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	12/21	12/28	1,944	1,872	1,880	0.3%	(3) (7) (8) (14)
		Revolver	EURIBOR + 5.0%, 5.0% Cash	12/21	06/27	—	(4)	(4)	—%	(3) (7) (8) (14)
						1,944	1,868	1,876

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	07/21	06/27	3,687	3,598	3,656	0.5%	(7) (8) (10)
		Partnership Units (746.66 units)	N/A	06/21	N/A		747	761	0.1%	(7)
						3,687	4,345	4,417

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	11/19	11/25	2,933	2,892	2,933	0.4%	(7) (8) (10)
		First Lien Senior Secured Term Loan	GBP LIBOR + 6.0%, 7.0% Cash	12/20	11/25	4,442	4,303	4,442	0.6%	(7) (8) (12)
						7,375	7,195	7,375

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	LIBOR + 7.0%, 7.5% Cash	11/21	11/29	4,421	4,377	4,362	0.6%	(8) (10)
						4,421	4,377	4,362

MNS Buyer, Inc.	Construction & Building	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	08/21	08/27	921	903	905	0.1%	(7) (8) (9)
		Partnership Units (76.92 units)	N/A	08/21	N/A		77	78	—%	(7)
						921	980	983

Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 6.8% Cash	12/20	12/26	8,368	8,281	8,299	1.1%	(3) (7) (8) (19)
						8,368	8,281	8,299

MSG National Properties	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.0% Cash	11/20	11/25	2,437	2,378	2,486	0.3%	(3) (7) (8) (10)
						2,437	2,378	2,486

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	GBP LIBOR + 4.75%, 4.8% Cash	11/20	11/27	$5,252	$4,951	$5,104	0.7%	(3) (7) (8) (13)
						5,252	4,951	5,104

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	08/20	08/26	7,462	7,288	7,313	1.0%	(7) (8) (10)
						7,462	7,288	7,313

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/21	12/27	5,680	5,581	5,580	0.7%	(7) (8) (10)
		Revolver	LIBOR + 5.25%, 6.3% Cash	12/21	12/27		(23)	(23)	—%	(7) (8) (10)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	459	0.1%	(7)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	51	—%	(7)
						5,680	6,068	6,067

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	02/21	02/27	2,727	2,668	2,703	0.4%	(7) (8) (10)
						2,727	2,668	2,703

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	12/21	10/28	1,691	1,620	1,630	0.2%	(3) (7) (8) (17)
		First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	12/21	04/22	103	102	101	—%	(3) (7) (8) (17)
						1,794	1,722	1,731

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions)	Energy Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.3% Cash	10/18	10/25	4,753	4,734	4,677	0.6%	(7) (8) (9)
						4,753	4,734	4,677

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/21	09/27	2,500	2,452	2,450	0.3%	(7) (8) (10)
						2,500	2,452	2,450

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 6.8% Cash	12/21	12/28	8,501	8,331	8,331	1.1%	(7) (8) (10)
		Revolver	LIBOR + 6.0%, 6.8% Cash	12/21	12/28	—	(27)	(27)	—%	(7) (8) (10)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	211	—%	(7)
						8,501	8,515	8,515

Odeon Cinemas Group Limited	Hotel, Gaming, & Leisure	First Lien Senior Secured Term Loan	10.8% Cash	02/21	08/23	3,954	4,055	4,033	0.5%	(3) (7)
						3,954	4,055	4,033

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	2,916	2,997	2,843	0.4%	(3) (7) (8) (14)
						2,916	2,997	2,843

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	12/20	12/26	11,831	11,461	11,491	1.5%	(7) (8) (9)
						11,831	11,461	11,491

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	12/19	12/25	2,313	2,282	2,267	0.3%	(3) (7) (8) (10)
						2,313	2,282	2,267

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	06/21	05/28	3,100	3,141	3,028	0.4%	(3) (7) (8) (17)
						3,100	3,141	3,028

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	06/21	06/28	$597	$582	$584	0.1%	(3) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	377	394	369	—%	(3) (7) (8) (14)
						974	976	953

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/21	12/27	2,281	2,235	2,235	0.3%	(7) (8) (9)
		Revolver	LIBOR + 5.75%, 6.8% Cash	12/21	12/27	—	(4)	(4)	—%	(7) (8) (10)
						2,281	2,231	2,231

Pacific Health Supplies Bidco Pty Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 6.0%, 6.5% Cash	12/20	12/25	8,779	8,730	8,529	1.1%	(3) (7) (8) (20)
						8,779	8,730	8,529

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	12/19	12/26	4,638	4,478	4,638	0.6%	(3) (7) (14)
						4,638	4,478	4,638

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	LIBOR +6.75%, 7.8% Cash	02/20	02/27	3,764	3,685	3,591	0.5%	(3) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	02/20	02/27	3,216	3,017	3,068	0.4%	(3) (7) (8) (14)
						6,980	6,702	6,659

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/21	08/27	9,062	8,710	8,707	1.2%	(7) (8) (10)
		Class A-2 Partnership Units (26.32 units)	N/A	08/21	N/A		29	29	—%	(7)
						9,062	8,739	8,736

Permaconn Bidco Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.5%, 6.5% Cash	12/21	12/27	15,012	14,386	14,599	2.0%	(3) (7) (8) (19)
						15,012	14,386	14,599

Polara Enterprises, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	4,243	4,159	4,158	0.6%	(7) (8) (10)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	—	(11)	(11)	—%	(7) (8) (10)
		Partnership Units (3,820.44 units)	N/A	12/21	N/A		382	382	—%	(7)
						4,243	4,530	4,529

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash, 4.0% PIK	12/21	06/26	45,831	44,018	44,008	5.9%	(7) (8) (10)
		Warrants - Class A (28,260 units)	N/A	12/21	N/A		—	—	—%	(7)
		Warrants - Class B (9,537 units)	N/A	12/21	N/A		—	—	—%	(7)
		Warrants - Class CC (980 units)	N/A	12/21	N/A		—	—	—%	(7)
		Warrants - Class D (2,520 units)	N/A	12/21	N/A		—	—	—%	(7)
						45,831	44,018	44,008

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR +6.25%, 7.3% Cash	12/20	12/26	14,853	14,597	14,556	2.0%	(7) (8) (10)
						14,853	14,597	14,556

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	06/21	06/28	4,094	4,113	4,010	0.5%	(3) (7) (8) (14)
						4,094	4,113	4,010

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.5%, 5.5% Cash	08/21	07/28	2,789	2,695	2,764	0.4%	(3) (7) (8) (23)
						2,789	2,695	2,764

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	03/19	03/25	$6,174	$6,115	$5,945	0.8%	(7) (8) (10)
						6,174	6,115	5,945

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	03/19	10/24	1,836	1,833	1,809	0.2%	(7) (8) (10)
						1,836	1,833	1,809

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	03/21	03/27	2,227	2,269	2,195	0.3%	(3) (7) (8) (14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 66.0% Cash	03/21	03/28	1,548	1,561	1,495	0.2%	(3) (7) (8) (14)
						3,775	3,830	3,690

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.0% Cash	09/21	09/26	1,632	1,564	1,605	0.2%	(3) (7) (8) (20)
						1,632	1,564	1,605

Questel Unite	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.8% Cash	12/20	12/27	6,892	6,802	6,851	0.9%	(3) (7) (8) (10)
						6,892	6,802	6,851

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.5% Cash	08/20	08/26	11,648	11,460	11,648	1.6%	*(7) (8) (10)
		Partnership Equity (187,235 units)	N/A	03/21	N/A		187	150	—%	*(7)
						11,648	11,647	11,798

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	11/21	11/27	4,854	4,735	4,733	0.7%	(7) (8) (11)
		Partnership Equity (197,368.42 units)	N/A	11/21	N/A		197	203	—%	(7)
						4,854	4,932	4,936

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	12/20	12/26	7,614	7,416	7,478	1.0%	(7) (8) (10)
						7,614	7,416	7,478

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.0%, 7.8% Cash	04/21	04/29	4,011	3,934	3,930	0.5%	(7) (8) (10)
						4,011	3,934	3,930

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 6.8% Cash	08/21	06/28	2,869	2,807	2,776	0.4%	(3) (7) (8) (17)
						2,869	2,807	2,776

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	1,899	1,835	1,843	0.3%	(3) (7) (8) (14)
		Revolver	EURIBOR + 5.5%, 5.5% Cash	12/21	06/28	—	(5)	(5)	—%	(3) (7) (8) (14)
		Super Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	230	222	223	—%	(3) (7) (8) (14)
						2,129	2,052	2,061

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	10/20	10/25	7,612	7,426	7,455	1.0%	(7) (8) (10)
						7,612	7,426	7,455

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	01/19	05/24	9,543	9,524	9,543	1.3%	(7) (8) (10)
						9,543	9,524	9,543

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	12/20	12/26	12,026	11,798	11,755	1.5%	(7) (8) (9)
		Preferred Stock (372.1 shares)	N/A	12/20	N/A		372	510	0.1%	(7)
						12,026	12,170	12,265

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	12/21	12/28	$1,748	$1,705	$1,705	0.2%	(7) (8) (10)
		Revolver	LIBOR + 5.5%, 6.3% Cash	12/21	12/28	—	(7)	(7)	—%	(7) (8) (10)
						1,748	1,698	1,698

Serta Simmons Bedding LLC	Home Furnishings	Super Priority First Out	LIBOR + 7.5%, 8.5% Cash	06/20	08/23	7,350	7,229	7,409	1.0%	(8) (9)
		Super Priority Second Out	LIBOR + 7.5%, 8.5% Cash	06/20	08/23	3,607	3,374	3,365	0.4%	(8) (9)
						10,957	10,603	10,774

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/20	12/26	7,009	6,869	6,771	0.9%	(7) (8) (10)
						7,009	6,869	6,771

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	16,471	16,102	16,094	2.2%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	—	(23)	(24)	—%	(7) (8) (10)
						16,471	16,079	16,070

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.3% Cash	10/18	10/25	4,593	4,571	4,553	0.6%	(7) (8) (10)
		First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.3% Cash	12/20	10/25	—	(12)	(6)	—%	(7) (8) (10)
						4,593	4,559	4,547

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/20	12/26	18,394	18,080	18,394	2.5%	(7) (8) (9)
						18,394	18,080	18,394

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/19	12/26	10,346	10,179	10,346	1.4%	(7) (8) (10)
						10,346	10,179	10,346

SPT Acquico Limited	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	01/21	12/27	658	644	658	0.1%	(3) (7) (8) (10)
						658	644	658

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	GBP LIBOR + 6.75%, 6.8% Cash	12/20	11/27	2,754	2,488	2,722	0.4%	(3) (7) (8) (12)
						2,754	2,488	2,722

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.4%, 6.9% Cash	10/21	04/27	7,500	7,391	7,388	1.0%	(3) (7) (8) (10)
						7,500	7,391	7,388

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	23,175	22,711	22,711	3.0%	(7) (8) (10)
		Revolver	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	—	(37)	(37)	—%	(7) (8) (10)
						23,175	22,674	22,674

Syniverse Holdings, Inc.	Technology Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/18	03/23	17,314	16,493	17,192	2.3%	(8) (10)
						17,314	16,493	17,192

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	11/21	10/28	2,056	2,018	2,016	0.3%	(3) (7) (8) (9)
		Revolver	LIBOR + 5.5%, 6.3% Cash	11/21	10/26	442	432	432	—%	(3) (7) (8) (9)
						2,498	2,450	2,448

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	8.8% PIK	07/21	07/28	1,995	1,957	1,960	0.3%	(7)
		Common Stock (1,227.9 shares)	N/A	07/21	N/A		50	65	—%	(7)
						1,995	2,007	2,025

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	11/21	11/28	$8,726	$8,428	$8,441	1.1%	(3) (7) (8) (14)
		Revolver	EURIBOR + 5.5%, 5.5% Cash	11/21	05/28	108	97	97	—%	(3) (7) (8) (14)
						8,834	8,525	8,538

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	5,486	5,375	5,374	0.7%	(7) (8) (10)
		Revolver	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	—	(20)	(20)	—%	(7) (8) (10)
						5,486	5,355	5,354

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.3% Cash	10/21	12/27	847	776	776	0.1%	(7) (8) (10)
		Revolver	LIBOR + 4.25%, 5.3% Cash	10/21	12/27	—	(14)	(14)	—%	(7) (8) (10)
		Subordinated Term Loan	7.8% PIK	10/21	10/28	3,333	3,268	3,267	0.4%	(7)
						4,180	4,030	4,029

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/19	12/26	20,279	19,880	19,874	2.7%	(7) (8) (10)
		First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	12/19	12/26	55	(1)	(2)	—%	(7) (8) (10)
						20,334	19,879	19,872

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	11/19	08/25	6,583	6,393	6,482	0.9%	(8) (11)
						6,583	6,393	6,482

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	02/20	02/25	6,035	5,946	5,846	0.8%	(7) (8) (10)
						6,035	5,946	5,846

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 4.6% Cash	08/18	12/24	11,330	11,260	11,160	1.5%	(7) (8) (9)
						11,330	11,260	11,160

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	02/21	02/27	14,888	14,665	14,888	2.0%	(7) (8) (10)
						14,888	14,665	14,888

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/19	12/26	15,002	14,623	14,611	2.0%	(7) (8) (10)
						15,002	14,623	14,611

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	09/18	09/23	11,988	11,777	11,778	1.6%	(7) (8) (10)
		Class A LLC Units (440.97 units)	N/A	09/18	N/A		481	412	—%	(7)
						11,988	12,258	12,190

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	11/21	12/25	8,430	8,226	8,220	1.1%	(7) (8) (10)
						8,430	8,226	8,220

Turf Products, LLC	Landscaping & Irrigation Equipment Distributor	Senior Subordinated Debt	10.0% Cash	12/20	10/23	8,697	8,384	8,627	1.2%	(7) (25)
						8,697	8,384	8,627

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	07/21	09/26	4,500	4,406	4,423	0.6%	(7) (8) (10)
						4,500	4,406	4,423

U.S. Gas & Electric, Inc.	Energy Services	Second Lien Loan	9.5% Cash	12/20	07/25	2,285	1,785	1,785	0.2%	(7) (25)
		Second Lien Loan	9.5% Cash	12/20	07/25	2,485	—	—	—%	(7) (25) (26)
						4,770	1,785	1,785

U.S. Silica Company	Metal & Glass Containers	First Lien Senior Secured Term Loan	LIBOR + 4.0%, 5.0% Cash	08/18	05/25	1,472	1,474	1,437	0.2%	(3) (8) (9)
						1,472	1,474	1,437

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.0%, 7.1% Cash	09/20	09/27	$12,312	$11,399	$12,090	1.6%	(3) (7) (8) (16)
						12,312	11,399	12,090

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/18	11/24	16,222	16,065	16,222	2.2%	(7) (8) (10)
						16,222	16,065	16,222

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	09/20	09/27	1,706	1,706	1,673	0.2%	(3) (7) (8) (14)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 5.5% Cash	02/21	09/27	3,518	3,456	3,451	0.5%	(3) (7) (8) (10)
						5,224	5,162	5,124

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 4.8% Cash	07/19	05/25	4,783	4,687	4,764	0.6%	(7) (8) (9)
						4,783	4,687	4,764

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	5,000	5,000	4,905	0.7%
						5,000	5,000	4,905

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	06/21	06/28	7,802	7,656	7,676	1.1%	(7) (8) (10)
		Partnership Units (16,442.9 units)	N/A	06/21	N/A		164	171	—%	(7)
						7,802	7,820	7,847

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/20	06/25	2,152	2,090	2,152	0.3%	(7) (8) (10)
						2,152	2,090	2,152

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	11,512	11,285	11,282	1.5%	(7) (8) (10)
		Revolver	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	172	128	127	0.1%	(7) (8) (10)
		Common Stock (1,663,307.18 shares)	N/A	12/21	N/A		1,663	1,663	0.2%	(7)
						11,684	13,076	13,072

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	01/20	01/26	3,280	3,202	3,280	0.4%	(7) (8) (9)
		First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	09/20	01/26	9,009	8,852	8,872	1.2%	(7) (8) (9)
						12,289	12,054	12,152

Subtotal Non–Control / Non–Affiliate Investments (200.9%)						1,518,708	1,494,031	1,490,113

Affiliate Investments: (4)
Eclipse Business Capital, LLC	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,502	4,738	0.6%	(7)
		Revolver	LIBOR + 7.25%	07/21	07/28	1,818	1,691	1,818	12.5%	(7) (10)
		LLC Units (89,447,396 units)	N/A	07/21	N/A		89,850	92,668	0.3%	(7)
						6,363	96,043	99,224

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	06/19	N/A		30,158	37,601	5.1%	(3)
							30,158	37,601

JSC Tekers Holdings	Real Estate Management	Preferred Stock (9,159,085 shares)	N/A	12/20	N/A		4,753	6,197	0.8%	(3) (7) (25)
		Common Stock (3,201 shares)	N/A	12/20	N/A		—	—	—%	(3) (7) (25)
							4,753	6,197

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	02/27	$5,451	$5,451	$5,451	0.7%	(3) (7) (25)
		Senior Subordinated Loan	3.1% PIK	12/20	05/22	9,525	9,525	9,525	1.3%	(3) (7) (25)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	04/21	04/25	7,307	7,639	7,307	1.0%	(3) (7) (25)
		Common Stock (900 shares)	N/A	12/20	N/A		21,264	24,825	3.3%	(3) (7) (25)
						22,283	43,879	47,108

Thompson Rivers LLC	Investment Funds & Vehicles	15.90% Member Interest	N/A	06/20	N/A		79,414	84,438	11.3%	(3)
							79,414	84,438

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	02/21	N/A		13,720	13,501	1.8%	(3)
							13,720	13,501

Subtotal Affiliate Investments (38.8%)						28,646	267,967	288,069

Control Investments: (5)
MVC Automotive Group Gmbh	Automotive	Bridge Loan	6.0% Cash	12/20	06/26	7,149	7,149	7,149	1.0%	(3) (7) (25)
		Common Equity Interest (18,000 shares)	N/A	12/20	N/A		9,553	7,699	1.0%	(3) (7) (25)
						7,149	16,702	14,848

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest	N/A	12/20	N/A		225	188	—%	(3) (25)
		Limited Partnership Interest	N/A	12/20	N/A		8,899	7,376	1.0%	(3) (25)
							9,124	7,564

Subtotal Control Investments (3.0%)						7,149	25,826	22,412

Total Investments, December 31, 2021 (242.7%)						$1,554,503	$1,787,824	$1,800,594

Derivative Instruments

Credit Support Agreement(a)(b)(d)
Description	Counterparty	Settlement Date(c)	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Credit Support Agreement	Barings LLC	01/01/31	$23,000	$15,400	$1,800

Total Credit Support Agreement, December 31, 2021					$1,800
(a) The MVC Credit Support Agreement covers all of the investments acquired by the Company from MVC in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the MVC Reference Portfolio. Each investment that is included in the MVC Reference Portfolio is denoted in the above Schedule of Investments with footnote (25).
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
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Ferrellgas L.P., Kano Laboratories LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Board determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the 1940 Act, based on, among other things, the input of the Company’s external investment adviser, Barings, the Company’s Audit Committee and independent valuation firms that have been engaged to assist in the valuation of the Company’s middle-market investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2021 represented 242.7% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.7% of total investments at fair value as of December 31, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the year ended December 31, 2021 were as follows:

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
(6)All of the investment is or will be encumbered as security for the Company’s senior secured credit facility with ING Capital LLC.
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
Barings BDC, Inc. (the “Company”) and its wholly-owned subsidiaries are specialty finance companies. The Company currently operates as a closed-end, non-diversified investment company and has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected for federal income tax purposes to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
The Asset Sale and Externalization Transactions
On April 3, 2018, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with BSP Asset Acquisition I, LLC (the “Asset Buyer”), an affiliate of Benefit Street Partners L.L.C., pursuant to which the Company agreed to sell its December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017 (such transaction referred to herein as the “Asset Sale Transaction”).
Also on April 3, 2018, the Company entered into a stock purchase and transaction agreement (the “Externalization Agreement”) with Barings LLC (“Barings” or the “Adviser”), through which Barings agreed to become the investment adviser to the Company in exchange for (1) a payment by Barings of $85.0 million directly to the Company’s stockholders, (2) an investment by Barings of $100.0 million in newly issued shares of the Company’s common stock at net asset value and (3) a commitment from Barings to purchase up to $50.0 million of shares of the Company’s common stock in the open market at prices up to and including the Company’s then-current net asset value per share for a two-year period, after which Barings agreed to use any remaining funds from the $50.0 million to purchase additional newly issued shares of the Company’s common stock at the greater of the Company's then-current net asset value per share and market price (collectively, the “Externalization Transaction”). The Asset Sale Transaction and the Externalization Transaction are collectively referred to as the “Transactions.” The Transactions were approved by the Company’s stockholders at the Company’s July 24, 2018 special meeting of stockholders.
The Company’s former wholly-owned subsidiaries, Triangle Mezzanine Fund LLLP (“Triangle SBIC”), Triangle Mezzanine Fund II LP (“Triangle SBIC II”) and Triangle Mezzanine Fund III LP (“Triangle SBIC III”) were specialty finance limited partnerships that were formed to make investments primarily in lower middle-market companies located throughout the United States. Each of Triangle SBIC, Triangle SBIC II and Triangle SBIC III held licenses to operate as Small Business Investment Companies (“SBICs”) under the authority of the United States Small Business Administration (“SBA”). In connection with the closing of the Asset Sale Transaction, the Company repaid all of its outstanding SBA-guaranteed debentures and surrendered the SBIC licenses held by Triangle SBIC, Triangle SBIC II, and Triangle SBIC III. The Company recognized a loss on extinguishment of debt of $3.5 million related to the repayment of its outstanding SBA-guaranteed debentures. Triangle SBIC, Triangle SBIC II, and Triangle SBIC III were dissolved during the year ended December 31, 2019.
The Externalization Transaction closed on August 2, 2018 (the “Externalization Closing”). Effective as of the Externalization Closing, the Company changed its name from Triangle Capital Corporation to Barings BDC, Inc. and on August 3, 2018 began trading on the New York Stock Exchange (“NYSE”) under the symbol “BBDC.”
In connection with the Externalization Closing, the following events occurred:
•On August 2, 2018, the Company entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with the Adviser pursuant to which the Adviser serves as the Company’s investment adviser and administrator and manages its investment portfolio which initially consisted primarily of the cash proceeds received in connection with the Asset Sale Transaction.
•On August 2, 2018, the Company issued 8,529,917 shares of the Company’s common stock to the Adviser at a price of $11.723443 per share, or an aggregate of $100.0 million in cash, in a private transaction

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D thereunder (the “Stock Issuance”).
•On August 2, 2018, the Company entered into a registration rights agreement with the Adviser with respect to the shares of the Company’s common stock acquired in the Stock Issuance.
•On August 7, 2018, the Company launched a $50.0 million issuer tender offer (the “Tender Offer”). Pursuant to the Tender Offer, on September 11, 2018, the Company purchased 4,901,961 shares of the Company’s common stock at a purchase price of $10.20 per share, for an aggregate cost of approximately $50.0 million, excluding fees and expenses relating to the Tender Offer. The shares of common stock purchased in the Tender Offer represented approximately 8.7% of the Company’s issued and outstanding shares as of September 6, 2018.
•On September 24, 2018, the Adviser entered into a Rule 10b5-1 Purchase Plan, (the “10b5-1 Plan”), that qualified for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the 10b5-1 Plan, an independent broker made purchases of shares of the Company’s common stock on the open market on behalf of the Adviser in accordance with purchase guidelines specified in the 10b5-1 Plan. The 10b5-1 Plan was established in accordance with the Adviser’s obligation under the Externalization Agreement to enter into a trading plan pursuant to which the Adviser committed to purchase $50.0 million in value of shares in open market transactions through an independent broker. The maximum aggregate purchase price of all shares purchased under the 10b5-1 Plan was $50.0 million. On February 11, 2019, the Adviser fulfilled its obligations under the 10b5-1 Plan to purchase an aggregate amount of $50.0 million in shares of the Company’s common stock and the 10b5-1 Plan terminated in accordance with its terms. Upon completion of the 10b5-1 Plan, the Adviser had purchased 5,084,302 shares of the Company’s common stock pursuant to the 10b5-1 Plan and as of December 31, 2022, owned a total of 13,639,681 shares of our common stock, or 12.6% of the total shares outstanding.
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. Prior to the Externalization Transaction, the Company was internally managed by its executive officers under the supervision of the Board. During this period, the Company did not pay management or advisory fees, but instead incurred the operating costs associated with employing executive management and investment and portfolio management professionals. On August 2, 2018, the Company entered into the Original Advisory Agreement and became an externally-managed BDC managed by the Adviser. An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the New Barings BDC Advisory Agreement (as defined in “Note 2 - Agreements and Related Party Transactions”) (and, from January 1, 2021 to February 25, 2022, pursuant to the terms of the Amended and Restated Advisory Agreement (as defined in “Note 2 - Agreements and Related Party Transactions”) (and, prior to January 1, 2021, under the terms of the Original Advisory Agreement)) and reimburses Barings, in its role as the Company’s administrator, for its provision of administrative services to the Company pursuant to the Administration Agreement. See “Note 2 - Agreements and Related Party Transactions” for additional information regarding the Company’s investment advisory agreement and administration agreement.
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed below under Significant Accounting Policies - Valuation of Investments, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statements of Operations.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All financial data and information included in these financial statements have been presented on the basis described above. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Share Repurchase Program
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
Purchases under the 2020 Share Repurchase Program were made in open-market transactions and included transactions being executed by a broker selected by the Company that had been delegated the authority to repurchase shares on the Company’s behalf in the open market in accordance with applicable rules under the Exchange Act, including Rules 10b5-1 and 10b-18 thereunder, and pursuant to, and under the terms and limitations of, the 2020 Share Repurchase Program. During the year ended December 31, 2020, the Company repurchased a total of 989,050 shares of its common stock in the open market under the 2020 Share Repurchase Program at an average price of $7.21 per share, including broker commissions.
In connection with the completion of the Company’s acquisition of MVC Capital, Inc. (“MVC”), a Delaware corporation, on December 23, 2020 (the “MVC Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, contractual and regulatory requirements. The MVC repurchase program terminated on May 6, 2022. During the year ended December 31, 2022, the Company repurchased a total of 207,677 shares of common stock in the open market under the under the authorized program at an average price of $10.14 per share, including brokerage commissions.
In connection with the completion of the Company’s acquisition of Sierra Income Corporation (“Sierra”), a Maryland corporation, on February 25, 2022 (the “Sierra Merger”), the Company committed to make open- market purchases of shares of its common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program were to occur during the 12-month period commencing on April 1, 2022 and

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
were made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as subject to compliance with the Company’s covenant and regulatory requirements. During the year ended December 31, 2022, the Company had repurchased the maximum amount of $30.0 million of common stock authorized under the Sierra share repurchase program. In total under the Sierra share repurchase program, the Company repurchased a total of 3,179,168 shares of common stock in the open market under the authorized program at an average price of $9.44 per share, respectively, including broker commissions
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Valuation of Investments
The Adviser conducts the valuation of the Company’s investments, upon which the Company’s net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company’s current valuation policy and processes were established by the Adviser and were approved by the Board.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all Company investments for which market quotations are not readily available. The Board may choose to designate the Company’s investment adviser to perform the fair value determination relating to such investments. The Board has designated the Adviser as valuation designee to perform the fair value determinations relating to the value of the assets held by the Company for which market quotations are not readily available. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser’s pricing committee.
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
The Company’s money market fund investments are generally valued using Level 1 inputs and its equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. The Company’s syndicated senior secured loans and structured products are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. The Company’s middle-market, private debt and equity investments are generally valued using Level 3 inputs.
Independent Valuation
For the year ended December 31, 2019, the Company engaged an independent valuation firm to provide third-party valuation consulting services at the end of each fiscal quarter which consisted of certain limited procedures that the Company identified and requested the valuation firm to perform (hereinafter referred to as the “Procedures”). The Procedures generally consisted of a review of the quarterly fair values of the Company’s middle-market investments, and were generally performed with respect to each investment every quarter beginning in the quarter after the investment was made.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Beginning with the fourth quarter of 2020, the fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use. If the Adviser’s pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Adviser that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Adviser determines in good faith whether the Company’s investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the 1940 Act based on, among other things, the Company’s Audit Committee and the independent valuation firm.
Valuation Inputs
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of December 31, 2022 and 2021. The weighted average range of unobservable inputs is based on fair value of investments.

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,305,819	Yield Analysis	Market Yield	7.7% – 37.3%	11.7%	Decrease
	14,794	Market Approach	Adjusted EBITDA Multiple	6.0x	6.0x	Increase
	1,263	Market Approach	Revenue Multiple	0.2x	0.2x	Increase
	13,153	Discounted Cash Flow Analysis	Discount Rate	13.0%	13.0%	Decrease
	233,824	Recent Transaction	Transaction Price	96.7% – 100.0%	97.5%	Increase
Subordinated debt and 2nd lien notes(2)	182,856	Yield Analysis	Market Yield	8.4% – 16.6%	13.1%	Decrease
	35,536	Market Approach	Adjusted EBITDA Multiple	6.5x – 9.0x	7.4x	Increase
	2,186	Market Approach	Revenue Multiple	0.5x	0.5x	Increase
	513	Recent Transaction	Transaction Price	97.3%	97.3%	Increase
Structured products(3)	3,792	Discounted Cash Flow Analysis	Discount Rate	10.4%	10.4%	Decrease
	5,239	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Equity shares(4)	12,600	Yield Analysis	Market Yield	15.7% – 17.8%	16.7%	Decrease
	259,219	Market Approach	Adjusted EBITDA Multiple	4.0x – 43.0x	9.4x	Increase
	1,321	Market Approach	Revenue Multiple	0.2x – 7.0x	6.8x	Increase
	221	Market Approach	Adjusted EBITDA/Revenue Multiple Blend	5.8x	5.8x	Increase
	1,932	Net Asset Approach	Liabilities	$(8,942)	$(8,942)	Decrease
	112	Expected Recovery	Expected Recovery	$2.5 - $110	$107.6	Increase
	4,921	Recent Transaction	Transaction Price	$0.00 – $1,015.13	$521.22	Increase
Equity warrants	1,054	Market Approach	Adjusted EBITDA Multiple	4.0x – 17.5x	7.3x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
(1)Excludes investments with an aggregate fair value amounting to $22,503, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
(2)Excludes investments with an aggregate fair value amounting to $13,123, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $8,796, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to 2,741, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

December 31, 2021: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$717,374	Yield Analysis	Market Yield	5.2% – 33.5%	7.7%	Decrease
	416,010	Recent Transaction	Transaction Price	96.5% – 99.0%	97.7%	Increase
Subordinated debt and 2nd lien notes(2)	107,345	Yield Analysis	Market Yield	5.3% – 19.0%	11.5%	Decrease
	64,895	Market Approach	Adjusted EBITDA Multiple	0.6x – 9.0x	5.67x	Increase
	40,354	Recent Transaction	Transaction Price	97.0% – 100.0%	98.0%	Increase
Equity shares(3)	137,393	Market Approach	Adjusted EBITDA Multiple	5.5x – 54.0x	13.1x	Increase
	6,197	Expected Transaction(4)	Transaction Price	$6,197,037	$6,197,037	Increase
	4,546	Recent Transaction	Transaction Price	$1.0 – $1,000	$140.03	Increase
Equity warrants	864	Market Approach	Adjusted EBITDA Multiple	5.0x – 6.0x	6.0x	Increase
(1)Excludes investments with an aggregate fair value amounting to $3,939, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $17,975, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $3,146, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Estimated proceeds expected to be received under legally binding asset purchase agreement for sale of real estate held by portfolio company.
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchases and sales of the Company’s syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company generally is contractually owed and recognizes interest income equal to the applicable margin (“spread”) beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
Cash
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Short-Term Investments
Short-term investments represent investments in money market funds.
Deferred Financing Fees
Costs incurred to issue debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2022 and December 31, 2021, the Company had seven and two portfolio companies, respectively, with investments that were on non-accrual. As of December 31, 2022, the seven portfolio companies on non-accrual included four portfolio companies purchased as part of the Sierra Merger, two purchased as part of the MVC Acquisition and one portfolio company was originated by Barings. As of December 31, 2021, the two portfolio companies on non-accrual were both purchased as part of the MVC Acquisition.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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
Fee income for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31
($ in thousands)	2022	2021	2020
Recurring Fee Income:
Amortization of loan origination fees	$5,943	$4,620	$2,180
Management, valuation and other fees	1,237	2,186	867
Total Recurring Fee Income	7,180	6,806	3,047
Non-Recurring Fee Income:
Prepayment fees	303	474	84
Acceleration of unamortized loan origination fees	5,595	4,824	537
Advisory, loan amendment and other fees	1,845	916	412
Total Non-Recurring Fee Income	7,743	6,214	1,033
Total Fee Income	$14,923	$13,020	$4,080
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
As of December 31, 2022 and 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2022 and December 31, 2021, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 5.9% and 5.5%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
As of December 31, 2022, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currency
As of December 31, 2022 the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, eleven investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one that was denominated in Norwegian krone, one that was denominated in Swiss francs, one investment that was denominated in Swedish kronas, 58 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, five investments that were denominated in Australian dollars, one investment that was denominated in Swedish kronas, 36 investments that were denominated in Euros and 18 investments that were denominated in British pounds sterling.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Consolidated Statements of Operations.
In addition, during the years ended December 31, 2022 and 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Consolidated Statements of Operations.

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
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2022:

Declared ($ in thousands, except per share amounts)	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
February 27, 2020	March 11, 2020	March 18, 2020	$0.16	$7,824	$—	$7,824
April 1, 3020	June 10, 2020	June 17, 2020	0.16	7,674	—	7,674
August 5, 2020	September 9, 2020	September 16, 2020	0.16	7,674	—	7,674
November 9, 2020	November 25, 2020	December 2, 2020	0.17	8,153	—	8,153
Total 2020 dividends and distributions			$0.65	$31,325	$—	$31,325
February 7, 2021	March 10, 2021	March 17, 2021	$0.19	$12,410	$—	$12,410
May 6, 2021	June 9, 2021	June 16, 2021	0.20	13,063	—	13,063
August 5, 2021	September 8, 2021	September 15, 2021	0.21	13,716	—	13,716
November 9, 2021	November 24, 2021	December 1, 2021	0.22	14,370	—	14,370
Total 2021 dividends and distributions			$0.82	$53,559	$—	$53,559
February 1, 2022	February 16, 2022	February 23, 2022	$0.23	$15,023	$—	$15,023
May 5, 2022	June 8, 2022	June 15, 2022	0.24	26,506	—	26,506
August 9, 2022	September 7, 2022	September 14, 2022	0.24	26,198	—	26,198
November 10, 2022	December 7, 2022	December 14, 2022	0.24	25,999	—	25,999
Total 2022 dividends and distributions			$0.95	$93,726	$—	$93,726
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
2. Agreements and Related Party Transactions
On August 2, 2018, the Company entered into the Original Advisory Agreement and the Administration Agreement with the Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In connection with the MVC Acquisition (as defined in “Note 9 – MVC Capital, Inc. Acquisition”), on December 23, 2020, the Company entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with the Adviser, following approval of the Amended and Restated Advisory Agreement by the Company’s stockholders at its December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
In connection with the Sierra Merger (as defined in “Note 10 – Sierra Merger”), on February 25, 2022, the Company entered into a second amended and restated investment advisory agreement (the “New Barings BDC Advisory Agreement”) with the Adviser, which increased the hurdle rate applicable to the income incentive fee from 2.0% to 2.0625% per quarter (or from 8.0% to 8.25% annualized) and therefore increased the catch-up amount that is used in calculating the income incentive fee to correspond to the increase in the hurdle rate. All other terms and provisions of the Amended and Restated Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the other fees payable to the Adviser, remained unchanged under the New Barings BDC Advisory Agreement.
Investment Advisory Agreement
Pursuant to the New Barings BDC Advisory Agreement, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the investments that the Company makes; (iv) determines the securities and other assets that the Company will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
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
The Adviser has entered into a personnel-sharing arrangement with its affiliate, Baring International Investment Limited (“BIIL”). BIIL is a wholly-owned subsidiary of Baring Asset Management Limited, which in turn is an indirect, wholly-owned subsidiary of the Adviser. Pursuant to this arrangement, certain employees of BIIL may serve as “associated persons” of the Adviser and, in this capacity, subject to the oversight and supervision of the Adviser, may provide research and related services, and discretionary investment management and trading services (including acting as portfolio managers) to the Company on behalf of the Adviser. This arrangement is based on no-action letters of the staff of the Securities and Exchange Commission (the “SEC”) that permit SEC-registered investment advisers to rely on and use the resources of advisory affiliates or “participating affiliates,” subject to the supervision of that SEC-registered investment adviser. BIIL is a “participating affiliate” of the Adviser, and the BIIL employees are “associated persons” of the Adviser.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Under the New Barings BDC Advisory Agreement, the Company pays the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides the Company thereunder.
Pre-January 1, 2021 Base Management Fee
For the period from January 1, 2020 through December 31, 2020, the Base Management Fee was calculated based on the Company’s gross assets, including the MVC Credit Support Agreement, assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.375%. The annual rate of the Base Management Fee was 1.125% for the period commencing on January 1, 2019 through December 31, 2019.
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
For the year ended December 31, 2022, the Base Management Fee determined in accordance with the terms of the New Barings BDC Advisory Agreement was approximately $29.5 million. For the years ended December 31, 2021 and December 31, 2020, the Base Management Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was approximately $19.5 million and $14.3 million, respectively. As of December 31, 2022, the Base Management Fee of $8.0 million for the three months ended December 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2021, the Base Management Fee of $5.4 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets.
Pre-January 1, 2021 Incentive Fee
For the period from August 2, 2018 through December 31, 2020, under the Original Advisory Agreement, the Incentive Fee was comprised of two parts: (1) a portion based on the Company’s pre-incentive fee net investment income (the “Pre-2021 Income-Based Fee”) and (2) a portion based on the net capital gains received on the Company’s portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation for that same calendar year (the “Pre-2021 Capital Gains Fee”).
The Pre-2021 Income-Based Fee was calculated as follows:
(i)For each quarter from and after August 2, 2018 through December 31, 2019 (the “Pre-2020 Period”), the Pre-2021 Income-Based Fee was calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter for which such fees were being calculated. In respect of the Pre-2020 Period, “Pre-Incentive Fee Net Investment Income” meant interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the relevant calendar quarter, minus the Company’s operating expenses for such quarter (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as original issue

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
(ii)For each quarter beginning on and after January 1, 2020 (the “Post-2019 Period”), the Pre-2021 Income-Based Fee was calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and the eleven preceding calendar quarters (or such fewer number of preceding calendar quarters counting each calendar quarter beginning on or after January 1, 2020) (each such period referred to as the “Pre-2021 Trailing Twelve Quarters”) for which such fees were being calculated and was payable promptly following the filing of the Company’s financial statements for such quarter. In respect of the Post-2019 Period, “Pre-Incentive Fee Net Investment Income” meant interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the relevant Pre-2021 Trailing Twelve Quarters, minus the Company’s operating expenses for such Pre-2021 Trailing Twelve Quarters (including the Base Management Fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee) divided by the number of quarters that comprise the relevant Pre-2021 Trailing Twelve Quarters. Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
(iii)Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less senior securities constituting indebtedness and preferred stock) at the end of the calendar quarter for which such fees were being calculated, was compared to a “hurdle rate”, expressed as a rate of return on the value of the Company’s net assets at the end of the most recently completed calendar quarter, of 2% per quarter (8% annualized). The Company paid the Adviser the Pre-2021 Income-Based Fee with respect to the Company’s Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
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
(2)(a) With respect to the Pre-2020 Period, 100% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such quarter, if any, that exceeded the hurdle rate but was less than 2.5% (10% annualized) (the “Pre-2020 Catch-Up Amount”). The Pre-2020 Catch-Up Amount was intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) when the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (i) above) reached 2% per quarter (8% annualized);
(b) With respect to the Post-2019 Period, 100% of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) with respect to that portion of the Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above), if any, that exceeded the hurdle rate but was less than 2.5% (10% annualized) (the “Post-2019 Catch-Up Amount”). The Post-2019 Catch-Up Amount was intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) when the

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Company’s Pre-Incentive Fee Net Investment Income (as defined in paragraph (ii) above) reached 2% per quarter (8% annualized);
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
However, with respect to the Post-2019 Period, the Pre-2021 Income-Based Fee paid to the Adviser would in no event be in excess of the Pre-2021 Incentive Fee Cap. With respect to the Post-2019 Period, the “Pre-2021 Incentive Fee Cap” for any quarter was an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Pre-2021 Trailing Twelve Quarters minus (b) the aggregate Pre-2021 Income-Based Fee that was paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Pre-2021 Trailing Twelve Quarters.
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
Post-December 31, 2020 Incentive Fee
Following December 31, 2020, the Incentive Fee continues to consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. Under the New Barings BDC Advisory Agreement, a portion of the Incentive Fee is based on the Company’s income (the “ Income-Based Fee”) and a portion is based on the Company’s capital gains (the “Capital Gains Fee”), each as described below:
(i) The Income-Based Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commences on or after January 1, 2021) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Quarters. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 2.0625% (8.25% annualized) by the aggregate of the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. For this purpose, under the New Barings BDC Advisory Agreement, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Income-Based Fee and the Capital Gains Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The calculation of the Income-Based Fee for each quarter is as follows:
(A) No Income-Based Fee will be payable to the Adviser in any calendar quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Hurdle Amount;
(B) 100% of the Company’s aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.578125% (10.3125% annualized) by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Quarters; and
(C) For any quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Income-Based Fee shall equal 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Hurdle Amount and Catch-Up Amount will have been achieved.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses on the Company’s assets, whether realized or unrealized, in such period and (ii) aggregate capital gains or other gains on the Company’s assets (including, for the avoidance of doubt, the value ascribed to any credit support arrangement in the Company’s financial statements even if such value is not categorized as a gain therein), whether realized or unrealized, in such period.
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
Under the New Barings BDC Advisory Agreement, the “cumulative aggregate realized capital gains” are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company’s portfolio when sold and (b) the accreted or amortized cost basis of such investment.
The cumulative aggregate realized capital losses are calculated as the sum of the differences, if negative, between (a) the net sales price of each investment in the Company’s portfolio when sold and (b) the accreted or amortized cost basis of such investment.
The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.
Under the New Barings BDC Advisory Agreement, the “accreted or amortized cost basis of an investment” shall mean the accreted or amortized cost basis of such investment as reflected in the Company’s financial statements.
For the year ended December 31, 2022, the Income-Based Fee determined in accordance with the terms of the New Barings BDC Advisory Agreement was $6.6 million. For the year ended December 31, 2021, the Income-Based Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was $14.7 million. As of December 31, 2021, the Income-Based Fee of $4.1 million for the three months ended December 31, 2021 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheets. The Company did not pay any Pre-2021 Income-Based Fee for the year ended December 31, 2020.
The Company did not incur any capital gains fees for the years ended December 31, 2022, 2021 and 2020.
Payment of Company Expenses
Under the New Barings BDC Advisory Agreement, all investment professionals of the Adviser and its staff, when and to the extent engaged in providing services required to be provided by the Adviser under the New Barings BDC Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by the Company, except that all costs and expenses relating to the Company’s operations and transactions, including, without limitation, those items listed in the New Barings BDC Advisory Agreement, will be borne by the Company.

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
For the years ended December 31, 2022 and 2021, the Company incurred and was invoiced by the Adviser for expenses of approximately $3.4 million and $2.5 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2020, the Company incurred and was invoiced by the Adviser for expenses of approximately $1.6 million. As of December 31, 2022, the administrative expenses of $0.7 million incurred for the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2021, the administrative expenses of $0.8 million incurred for the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets.
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company entered into a Credit Support Agreement (the “MVC Credit Support

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
When the Company and the Adviser entered into the MVC Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets. In addition, the MVC Credit Support Agreement is accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheets.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Sierra Credit Support Agreement
In connection with the Sierra Merger on February 25, 2022, promptly following the closing of the Company’s merger with Sierra, the Company entered into a Credit Support Agreement (the “Sierra Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. A summary of the material terms of the Sierra Credit Support Agreement are as follows:
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
The Sierra Credit Support Agreement is intended to give stockholders of the combined company following the Sierra Merger downside protection from net cumulative realized and unrealized losses on the acquired Sierra portfolio and insulate the combined company’s stockholders from potential value volatility and losses in Sierra’s portfolio following the closing of the Company’s merger with Sierra. There is no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the Sierra Credit Support Agreement. Any cash payment from the Adviser to the Company under the Sierra Credit Support Agreement will be excluded from the combined company’s incentive fee calculations under the New Barings BDC Advisory Agreement.
When the Company and the Adviser entered into the Sierra Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Consolidated Balance Sheet. In addition, the Sierra Credit Support Agreement is accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and is included in “Credit support agreement” in the accompanying Consolidated Balance Sheet.
3. Investments
Portfolio Composition
The Company invests predominately in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Structured product investments include collateralized loan obligations and asset-backed securities. The Adviser’s existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser's affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2022:
Senior debt and 1st lien notes	$1,752,943	69%	$1,696,192	69%	142%
Subordinated debt and 2nd lien notes	326,639	13	263,139	11	22
Structured products	88,805	3	73,550	3	6
Equity shares	230,188	9	284,570	12	24
Equity warrants	178	—	1,057	—	—
Investments in joint ventures / PE fund	163,645	6	130,427	5	11
	$2,562,398	100%	$2,448,935	100%	205%
December 31, 2021:
Senior debt and 1st lien notes	$1,217,899	68%	$1,221,598	68%	165%
Subordinated debt and 2nd lien notes	253,551	14	240,037	13	32
Structured products	37,055	2	40,271	2	6
Equity shares	145,791	8	154,477	9	21
Equity warrants	1,111	—	1,107	—	—
Investments in joint ventures / PE fund	132,417	8	143,104	8	19
	$1,787,824	100%	$1,800,594	100%	243%
During the year ended December 31, 2022, the Company made 95 new investments totaling $884.8 million, purchased $442.2 million of investments as part of the Sierra Merger, made investments in existing portfolio companies totaling $258.5 million and made additional investments in joint venture equity portfolio companies totaling $13.8 million.
During the year ended December 31, 2021,the Company made 112 new investments totaling $1,069.4 million, made investments in existing portfolio companies totaling $234.0 million, made a new joint venture equity investment totaling $13.7 million, made an additional investments existing joint venture equity portfolio companies totaling $79.4 million and made an $89.8 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies.

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
Industry Composition
The industry composition of investments at fair value at December 31, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	December 31, 2022	Percent of Portfolio	December 31, 2021	Percent of Portfolio
Aerospace and Defense	$120,945	4.9%	$91,128	5.1%
Automotive	76,934	3.2	55,875	3.1
Banking, Finance, Insurance and Real Estate	312,936	12.8	208,397	11.6
Beverage, Food and Tobacco	34,690	1.4	38,985	2.2
Capital Equipment	141,479	5.8	42,916	2.4
Chemicals, Plastics, and Rubber	47,076	1.9	32,234	1.8
Construction and Building	45,049	1.8	62,083	3.4
Consumer goods: Durable	43,932	1.8	47,316	2.6
Consumer goods: Non-durable	27,693	1.1	28,306	1.6
Containers, Packaging and Glass	37,877	1.5	10,218	0.6
Energy: Electricity	7,337	0.3	12,190	0.7
Energy: Oil and Gas	4,776	0.2	5,774	0.3
Environmental Industries	51,006	2.1	8,081	0.4
Healthcare and Pharmaceuticals	203,576	8.3	134,286	7.5
High Tech Industries	300,980	12.3	139,590	7.7
Hotel, Gaming and Leisure	54,023	2.2	27,553	1.5
Investment Funds and Vehicles	130,427	5.3	143,104	7.9
Media: Advertising, Printing and Publishing	55,477	2.3	46,414	2.6
Media: Broadcasting and Subscription	20,257	0.8	7,441	0.4
Media: Diversified and Production	60,561	2.5	52,887	2.9
Metals and Mining	33,125	1.4	10,684	0.6
Services: Business	338,417	13.8	342,758	19.0
Services: Consumer	67,070	2.7	65,801	3.7
Structured Products	86,703	3.5	24,662	1.4
Telecommunications	24,058	1.0	45,182	2.5
Transportation: Cargo	89,398	3.7	86,964	4.8
Transportation: Consumer	11,062	0.5	12,231	0.7
Utilities: Electric	17,374	0.7	12,857	0.7
Utilities: Oil and Gas	4,697	0.2	4,677	0.3
Total	$2,448,935	100.0%	$1,800,594	100.0%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of December 31, 2022 and 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$104,836	$1,591,356	$1,696,192
Subordinated debt and 2nd lien notes	—	28,925	234,214	263,139
Structured products	—	55,723	17,827	73,550
Equity shares	164	1,339	283,067	284,570
Equity warrants	—	—	1,057	1,057
Investments subject to leveling	$164	$190,823	$2,127,521	$2,318,508
Investments in joint ventures / PE fund(1)				130,427
				$2,448,935

	Fair Value at December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$84,275	$1,137,323	$1,221,598
Subordinated debt and 2nd lien notes	—	9,468	230,569	240,037
Structured products	—	40,271	—	40,271
Equity shares	111	3,084	151,282	154,477
Equity warrants	—	243	864	1,107
Investments subject to leveling	$111	$137,341	$1,520,038	$1,657,490
Investments in joint ventures / PE fund(2)				143,104
				$1,800,594
(1)The Company’s investments in Jocassee, Sierra JV, Thompson Rivers, Waccamaw River and the MVC Private Equity Fund LP are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amount presented in this table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
(2)The Company’s investments in Jocassee, Thompson Rivers, Waccamaw River and the MVC Private Equity Fund LP are measured at fair value using net asset value and have not been categorized in the fair value hierarchy. The fair value amount presented in this table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

Year Ended December 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,137,323	$230,569	$—	$151,282	$864	$1,520,038
New investments	907,398	95,157	14,893	71,576	4	1,089,028
Investments acquired in Sierra merger	210,176	54,177	—	7,065	72	271,490
Transfers into (out of) Level 3, net	43	(11,848)	4,905	7,263	41	404
Proceeds from sales of investments	(323,831)	(21,555)	—	(7,304)	(250)	(352,940)
Loan origination fees received	(18,803)	(1,317)	—	—	—	(20,120)
Principal repayments received	(270,795)	(77,293)	(357)	—	—	(348,445)
Payment-in-kind interest/dividends	2,996	11,330	—	1,677	—	16,003
Accretion of loan premium/discount	790	89	—	—	—	879
Accretion of deferred loan origination revenue	8,338	2,734	—	—	—	11,072
Realized gain (loss)	(13,163)	(2,781)	—	1,096	(760)	(15,608)
Unrealized appreciation (depreciation)	(49,116)	(45,048)	(1,614)	50,412	1,086	(44,280)
Fair value, end of period	$1,591,356	$234,214	$17,827	$283,067	$1,057	$2,127,521

Year Ended December 31, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,055,717	$130,820	$44,227	$1,134	$1,231,898
New investments	1,096,053	151,301	103,526	163	1,351,043
Transfers into (out of) Level 3, net	(2,630)	2,234	3,224	—	2,828
Proceeds from sales of investments	(736,675)	(13,683)	(7,964)	(450)	(758,772)
Loan origination fees received	(26,844)	(3,660)	—	—	(30,504)
Principal repayments received	(255,215)	(32,131)	—	—	(287,346)
Payment-in-kind interest	865	8,504	—	—	9,369
Accretion of loan premium/discount	16	222	—	—	238
Accretion of deferred loan origination revenue	8,584	603	—	—	9,187
Realized gain (loss)	(575)	(37)	950	163	501
Unrealized appreciation (depreciation)	(1,973)	(13,604)	7,319	(146)	(8,404)
Fair value, end of period	$1,137,323	$230,569	$151,282	$864	$1,520,038
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $45.3 million during the year ended December 31, 2022 was related to portfolio company investments that were still held by the Company as of December 31, 2022. Pre-tax net unrealized depreciation on Level 3 investments of $3.8 million during the year ended December 31, 2021 was related to portfolio company investments that were still held by the Company as of December 31, 2021.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
During the year ended December 31, 2022, the Company made investments of approximately $1,529.6 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2022, the Company made investments of $83.6 million in companies to which it was previously committed to provide such financing.
During the year ended December 31, 2021, the Company made investments of approximately $1,410.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2021, the Company made investments of $70.0 million in companies to which it was previously committed to provide such financing.
Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust (“SCRS”) to create and co-manage Jocassee Partners LLC (“Jocassee”), a joint venture, which invests in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. The Company and SCRS committed to initially provide $50.0 million and $500.0 million, respectively, of equity capital to Jocassee. On June 2, 2022, the Company committed an additional $50.0 million to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments.
For the year ended December 31, 2022, Jocassee declared $15.7 million in dividends of which $1.4 million was recognized as dividend income in the Company’s Consolidated Statement of Operations.
The total value of Jocassee’s investment portfolio was $1,219.9 million as of December 31, 2022, as compared to $1,258.2 million as of December 31, 2021. As of December 31, 2022, Jocassee’s investments had an aggregate cost of $1,296.4 million, as compared to $1,242.2 million as of December 31, 2021. As of December 31, 2022 and December 31, 2021, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments was approximately 8.6% and 5.3%, respectively. As of December 31, 2022 and December 31, 2021, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$1,177,895	91%	$1,123,760	92%
Subordinated debt and 2nd lien notes	23,141	2%	21,659	2%
Equity shares	8,521	—%	2,458	—%
Equity warrants	31	—%	158	—%
Investment in joint ventures	75,941	6%	61,028	5%
Short-term investments	10,826	1%	10,826	1%
	$1,296,355	100%	$1,219,889	100%
December 31, 2021:
Senior debt and 1st lien notes	$1,084,502	87%	$1,085,172	86%
Subordinated debt and 2nd lien notes	23,607	2	24,011	2
Structured products	4,569	—	5,410	1
Equity shares	5,448	1	3,887	—
Equity warrants	31	—	75	—
Investment in joint ventures	111,490	9	127,092	10
Short-term investments	12,572	1	12,572	1
	$1,242,219	100%	$1,258,219	100%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at December 31, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	December 31, 2022		December 31, 2021
Aerospace and Defense	$69,133	5.7%	$71,857	5.8%
Automotive	20,625	1.7	18,626	1.5
Banking, Finance, Insurance and Real Estate	105,047	8.7	109,961	8.8
Beverage, Food and Tobacco	25,885	2.1	30,352	2.4
Capital Equipment	25,014	2.1	17,006	1.4
Chemicals, Plastics, and Rubber	33,111	2.7	24,665	2.0
Construction and Building	17,616	1.5	14,506	1.2
Consumer goods: Durable	18,751	1.7	10,294	0.8
Consumer goods: Non-durable	22,861	1.9	23,886	1.9
Containers, Packaging and Glass	24,445	2.0	25,277	2.0
Energy: Electricity	15,375	1.3	10,571	0.9
Energy: Oil and Gas	5,726	0.5	5,091	0.4
Environmental Industries	7,314	0.6	7,563	0.6
Forest Products & Paper	2,269	0.2	475	—
Healthcare and Pharmaceuticals	128,983	10.7	128,495	10.3
High Tech Industries	141,906	11.7	171,960	13.8
Hotel, Gaming and Leisure	23,587	2.0	35,383	2.8
Investment Funds and Vehicles	61,028	5.0	127,092	10.2
Media: Advertising, Printing and Publishing	5,969	0.5	18,423	1.5
Media: Broadcasting and Subscription	34,676	2.9	37,840	3.0
Media: Diversified and Production	28,897	2.4	21,059	1.7
Metals and Mining	5,069	0.4	5,792	0.5
Retail	15,720	1.3	14,420	1.2
Services: Business	199,805	16.5	151,723	12.2
Services: Consumer	52,543	4.3	55,156	4.4
Structured Product	—	—	5,409	0.4
Telecommunications	38,034	3.1	36,036	2.9
Transportation: Cargo	56,018	4.6	49,103	3.9
Transportation: Consumer	12,562	1.0	6,546	0.5
Utilities: Electric	4,194	0.3	3,265	0.3
Utilities: Oil and Gas	6,900	0.6	6,870	0.6
Wholesale	—	—	945	0.1
Total	$1,209,063	100.0%	$1,245,647	100.0%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at December 31, 2022 and December 31, 2021, excluding short-term investments, was as follows:

	December 31, 2022		December 31, 2021
Australia	$26,111	2.1%	$16,509	1.3%
Austria	6,697	0.5%	1,115	0.1
Belgium	16,385	1.4	14,814	1.2
Canada	7,280	0.6	8,507	0.7
Denmark	953	0.1	6,960	0.6
Finland	1,967	0.2	47,992	3.8
France	133,682	11.1	3,391	0.3
Germany	38,068	3.1	6,357	0.5
Hong Kong	16,593	1.4	2,272	0.2
Ireland	4,334	0.4	123,816	9.9
Italy	—	—	113,896	9.1
Luxembourg	1,759	0.1	4,766	0.4
Netherlands	35,194	2.9	3,744	0.3
Panama	945	0.1	—	—
Singapore	4,955	0.4	—	—
Spain	4,189	0.3	1,225	0.1
Sweden	4,371	0.4	32,150	2.6
Switzerland	5,558	0.5	965	0.1
United Kingdom	126,305	10.4	5,305	0.4
USA	773,717	64.0	851,863	68.4
Total	$1,209,063	100.0%	$1,245,647	100.0%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $174.3 million and $176.3 million outstanding as of December 31, 2022 and December 31, 2021, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $357.9 million and $342.8 million outstanding as of December 31, 2022 and December 31, 2021, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.3 million and $323.1 million outstanding as of December 31, 2022 and December 31, 2021, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of December 31, 2022, and December 31, 2021, the Company had sold $875.9 million and $698.5 million, respectively, of its investments to Jocassee. For the years ended December 31, 2022 and December 31, 2021, the Company realized a loss on the sales of its investments to Jocassee of $5.6 million and $1.4 million, respectively. As of December 31, 2022 and December 31, 2021, the Company had $18.2 million and $216.9 million, respectively, in unsettled receivables due from Jocassee that were included in "Receivable from unsettled transactions" in the accompanying Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
As of December 31, 2022 and December 31, 2021, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2022	As of December 31, 2021
Total contributed capital by Barings BDC, Inc.	$35,000	$30,000
Total contributed capital by all members	$385,000	$330,000

Total unfunded commitments by Barings BDC, Inc.	$65,000	$20,000
Total unfunded commitments by all members	$215,000	$220,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2022. As of December 31, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the years ended December 31, 2022 and 2021, Thompson Rivers declared $261.9 million and $37.5 million in dividends, respectively, of which $9.1 million and $4.8 million, respectively, was recognized as dividend income in the Company’s Consolidated Statement of Operations. In addition, for the year ended December 31, 2022, the Company recognized $32.8 million of the dividends as a return of capital.
As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	84,654	9%	79,553	9%
	$949,279	100%	$890,911	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93%	$2,839,495	93%
Veterans Affairs (“VA”) loans	224,660	7%	223,540	7%
	$3,024,529	100%	$3,063,035	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $224.2 million and $694.8 million outstanding as of December 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $428.0 million and $1,245.2 million outstanding as of December 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $184.2 million and $933.1 million outstanding as of December 31, 2022 and December 31, 2021, respectively.
The Company has determined that Thompson Rivers is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.
As of December 31, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2022		As of December 31, 2021
Total contributed capital by Barings BDC, Inc. (1)	$79,411		$79,414
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings BDC, Inc.	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $162.1 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $162.3 million of total contributed capital by related parties.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million (including approximately $5.3 million of recallable return of capital) has been funded as of December 31, 2022. As of December 31, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the years ended December 31, 2022 and 2021, Waccamaw River declared $9.3 million and $1.4 million in dividends, respectively, of which $1.9 million and $0.3 million, respectively, was recognized as dividend income in the Company’s Consolidated Statement of Operations.
As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $72.3 million outstanding as of December 31, 2022. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $44.8 million outstanding as of December 31, 2022.
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
As of December 31, 2022 and December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2022		As of December 31, 2021
Total contributed capital by Barings BDC, Inc.	$27,800		$19,000
Total contributed capital by all members	$126,620	(1)	$82,620	(4)

Total return of capital (recallable) by Barings BDC, Inc.	$(5,280)		$(5,280)
Total return of capital (recallable) by all members (2)	$(14,020)		$(14,020)

Total unfunded commitments by Barings BDC, Inc.	$2,480		$11,280
Total unfunded commitments by all members	$12,400	(3)	$56,400	(5)
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Sierra Senior Loan Strategy JV I LLC
On February 25, 2022, as part of the Sierra Merger, the Company purchased its interest in Sierra Senior Loan Strategy JV I LLC (“Sierra JV”). The Company and MassMutual Ascend Life Insurance Company (“MMALIC”), a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, are the members of Sierra JV, a joint venture formed as a Delaware limited liability company and commenced operations on July 15, 2015. Sierra JV’s investment objective is to generate current income and capital appreciation by investing primarily in the debt of privately-held middle market companies with a focus on senior secured first lien term loans. The members of Sierra JV make capital contributions as investments by Sierra JV are completed, and all portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by MMALIC. Approval of Sierra JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and MMALIC.
As of December 31, 2022, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were funded as of December 31, 2022.
For the year ended December 31, 2022, Sierra JV declared $45.2 million in dividends, of which $4.5 million was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the year ended December 31, 2022, the Company recognized $35.7 million of the dividends as a return of capital.
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
As of December 31, 2022, the total cost and value of Sierra JV’s investment portfolio was $125.2 million and $110.0 million, respectively. As of December 31, 2022, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 9.2%. As of December 31, 2022, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$125,220	100%	$110,047	100%
	$125,220	100%	$110,047	100%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The industry composition of Sierra JV’s investments at fair value at December 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	December 31, 2022
Automotive	$2,283	2.1%
Banking, Finance, Insurance and Real Estate	1,414	1.3
Beverage, Food and Tobacco	3,181	2.9
Capital Equipment	9,208	8.4
Chemicals, Plastics, and Rubber	2,772	2.5
Construction and Building	1,887	1.7
Consumer goods: Durable	1,272	1.1
Containers, Packaging and Glass	1,812	1.6
Environmental Industries	7,797	7.1
Healthcare and Pharmaceuticals	13,614	12.4
High Tech Industries	13,713	12.5
Media: Advertising, Printing and Publishing	10,032	9.1
Media: Diversified and Production	5,498	5.0
Retail	5,489	5.0
Services: Business	10,876	9.9
Services: Consumer	8,265	7.5
Transportation: Cargo	6,221	5.6
Transportation: Consumer	4,713	4.3
Total	$110,047	100.0%
Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, had
$75.0 million outstanding as of December 31, 2022.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of December 31, 2022 and December 31, 2021, $5.3 million and $1.8 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2022 and 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2022	December 31, 2022	December 31, 2021
Credit Facilities:
February 21, 2019	February 21, 2025	5.619%	$729,144	$655,189
Total Credit Facilities			$729,144	$655,189
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
Less: Deferred financing fees			(6,022)	(7,444)
Total Notes			$718,978	$717,556
August 2018 Credit Facility
On July 3, 2018, the Company formed Barings BDC Senior Funding I, LLC, an indirectly wholly-owned Delaware limited liability company (“BSF”), the primary purpose of which was to function as the Company’s special purpose, bankruptcy-remote, financing subsidiary. On August 3, 2018, BSF entered into the August 2018 Credit Facility (as subsequently amended in December 2018 and in February 2020) with Bank of America, N.A., as administrative agent and Class A-1 Lender, Société Générale, as Class A Lender, and Bank of America Merrill Lynch, as sole lead arranger and sole book manager. BSF and the administrative agent also entered into a security agreement dated as of August 3, 2018 (the “Security Agreement”) pursuant to which BSF’s obligations under the August 2018 Credit Facility were secured by a first-priority security interest in substantially all of the assets of BSF, including its portfolio of investments (the “Pledged Property”). In connection with the first-priority security interest established under the Security Agreement, all of the Pledged Property was held in the custody of State Street Bank and Trust Company, as collateral administrator.
The August 2018 Credit Facility initially provided for borrowings in an aggregate amount up to $750.0 million, including up to $250.0 million borrowed under the Class A Loan Commitments and up to $500.0 million borrowed under the Class A-1 Loan Commitments. Effective February 28, 2019, the Company reduced its Class A Loan Commitments to $100.0 million, which reduced total commitments under the August 2018 Credit Facility to $600.0 million. Effective May 9, 2019, the Company further reduced its Class A Loan Commitments under the August 2018 Credit Facility from $100.0 million to zero and reduced its Class A-1 Loan Commitments under the August 2018 Credit Facility from $500.0 million to $300.0 million, which collectively reduced total commitments under the August 2018 Credit Facility to $300.0 million. Effective June 18, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $300.0 million to $250.0 million. Effective August 14, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $250.0 million to $177.0 million. Effective October 29, 2019, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $177.0 million to $150.0 million. Effective January 21, 2020, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $150.0 million to $80.0 million. Effective April 23, 2020, the Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $80.0 million to $30.0 million. Finally, effective June 26, 2020, the

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Company further reduced its Class A-1 Loan Commitments, and therefore total commitments, under the August 2018 Credit Facility from $30.0 million to zero. In connection with these reductions, the pro rata portion of the unamortized deferred financing costs related to the August 2018 Credit Facility was written off and recognized as a loss on extinguishment of debt in the Company’s Consolidated Statements of Operations.
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
The August 2018 Credit Facility was terminated at the Company’s election on June 30, 2020.
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2024, followed by a one-year repayment period with a final maturity date of February 21, 2025.
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
In addition, the Company pays a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the remaining life of the February 2019 Credit Facility. In connection with the February 2022 and April 2022 amendments and commitments increase, the Company incurred financing fees of approximately $1.7 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of December 31, 2022, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of December 31, 2022, the Company had U.S. dollar borrowings of $497.5 million outstanding under the February 2019 Credit Facility with an interest rate of 6.324% (one month SOFR of 4.224%), borrowings denominated in Swedish kronas of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 4.375% (one month STIBOR of 2.375%), borrowings denominated in British pounds sterling of £68.6 million ($82.5 million U.S. dollars) with an interest rate of 4.960% (one month SONIA of 2.960%) and borrowings denominated in Euros of €138.6 million ($147.9 million U.S. dollars) with an interest rate of 3.625% (one month EURIBOR of 1.625%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2021, the Company had U.S. dollar borrowings of $377.0 million outstanding under the February 2019 Credit Facility with an interest rate of 2.125% (one month LIBOR of 0.125%), borrowings denominated in Swedish kronas of kr12.8 million ($1.4 million U.S. dollars) with an interest rate of 2.000% (one month STIBOR of 0.000%), borrowings denominated in British pounds sterling of £68.3 million ($92.5 million U.S. dollars) with an interest rate of 2.125% (one month GBP LIBOR of 0.125%), borrowings denominated in Australian dollars of A$36.6 million ($26.6 million U.S. dollars) with an interest rate of 2.250% (one month AUD Screen Rate of 0.250%) and borrowings denominated in Euros of €138.6 million ($157.6 million U.S. dollars) with an interest rate of 2.00% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
As of December 31, 2022 and 2021, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $729.1 million and $655.2 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
During the year ended December 31, 2019, $30.0 million of the Class A-1 2019 Notes were repaid. During the year ended December 31, 2020, the remaining 2019 Notes were repaid in full, with the final repayment on October 15, 2020. In connection with these repayments, the pro rata portion of the unamortized deferred financing costs related to the 2019 Notes was written off and recognized as a loss on extinguishment of debt in the Company’s Consolidated Statements of Operations.
August 2025 Notes
On August 3, 2020, the Company entered into a Note Purchase Agreement (the “August 2020 NPA”) with Massachusetts Mutual Life Insurance Company governing the issuance of (1) $50.0 million in aggregate principal amount of Series A senior unsecured notes due August 2025 (the “Series A Notes due 2025”) with a fixed interest rate of 4.66% per year, and (2) up to $50.0 million in aggregate principal amount of additional senior unsecured notes due August 2025 with a fixed interest rate per year to be determined (the “Additional Notes” and, collectively with the Series A Notes due 2025, the “August 2025 Notes”), in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25.0 million of the Series A Notes due 2025 was issued on September 24, 2020 and an aggregate principal amount of $25.0 million of the Series A Notes due 2025 was issued on September 29, 2020, both of which will mature on August 4, 2025 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. Interest on the August 2025 Notes is due semiannually in March and September, beginning in March 2021. In addition, the Company is obligated to offer to repay the August 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2020 NPA, the Company may redeem the August 2025 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before November 3, 2024, a make-whole premium. The August 2025 Notes are guaranteed by certain of the Company’s subsidiaries, and are the Company’s general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Company’s permitted issuance period for the Additional Notes under the August 2020 NPA expired on February 3, 2022, prior to which date the Company issued no Additional Notes.
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of December 31, 2022, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of December 31, 2022 and 2021, the fair value of the outstanding August 2025 Notes was $46.1 million and $52.2 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2022, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of December 31, 2022 and 2021, the fair value of the outstanding Series B Notes was $56.8 million and $64.1 million, respectively. As of December 31, 2022 and 2021, the fair value of the outstanding Series C Notes was $97.7 million and $115.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The Series D Notes will mature on February 26, 2026, and the Series E Notes will mature on February 26, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the February 2021 NPA. Interest on the February Notes is due semiannually in February and August of each year, beginning in August 2021. In addition, the Company is obligated to offer to repay the February Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the February 2021 NPA, the Company may redeem the Series D Notes and the Series E Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2025, with respect to the Series D Notes, or on or before August 26, 2027, with respect to the Series E Notes, a make-whole premium. The February Notes are guaranteed by certain of the Company’s subsidiaries, and are the Company’s general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of December 31, 2022, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of December 31, 2022 and 2021, the fair value of the outstanding Series D Notes was $69.6 million and $79.2 million, respectively. As of December 31, 2022 and 2021, the fair value of the outstanding Series E Notes was $57.8 million and $68.7 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
As of December 31, 2022 and 2021, the fair value of the outstanding November 2026 Notes was $294.6 million and $346.8 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2022 and 2021, we recorded a net expense of $0.6 million and $7,495, respectively, for U.S. federal excise tax.
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
During the years ended December 31, 2022, 2021 and 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold, merger adjustments and non-deductible excise taxes paid during the year as follows:

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

	December 31,
($ in thousands)	2022	(1)	2021	2020
Additional paid-in capital	$288,888		$1,629	$3,879
Total distributable earnings (loss)	$(288,888)		$(1,629)	$(3,879)
(1) 2022 reclassification is primarily attributable to the Sierra Merger.
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2019-2021), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Ordinary income	$93,726	$51,910	$31,325
Tax return of capital	—	1,649	—
Distributions on a tax basis	$93,726	$53,559	$31,325
At December 31, 2022, 2021 and 2020, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
($ in thousands)	2022	2021	2020
Undistributed net investment income	$22,110	$—	$1,713
Accumulated capital losses	(582,153)	(304,240)	(312,323)
Other permanent differences relating to the Company’s formation	1,975	1,975	1,975
Other temporary differences	136	68	—
Unrealized depreciation	(105,822)	16,376	(1,333)
Components of distributable earnings at year end	$(663,754)	$(285,821)	$(309,968)
Tax information for the fiscal year ended December 31, 2022 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2022, the Company estimates that it will have a capital loss carryforward of approximately $582.2 million ($27.1 million of short-term capital losses and $555.1 million of long-term capital losses), none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. As of December 31, 2021, the Company estimated that it will have a capital loss carryforward of approximately $304.2 million ($5.7 million of short-term capital losses and $298.5 million of long-term capital losses), none of which will expire.
For federal income tax purposes, the cost of investments owned as of December 31, 2022 and December 31, 2021 was approximately $2,565.9 million and $1,792.1 million, respectively. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $105.8 million, consisting of

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $112.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $218.3 million. As of December 31, 2021, net unrealized appreciation on the Company’s investments (tax basis) was approximately $16.4 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $45.6 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $29.2 million.
In addition, the Company has wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), which hold certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes, if any, in the Company’s Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheets.
As of December 31, 2022, the Company had a net deferred tax asset of $9.5 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $8.3 million. As of December 31, 2021, the Company had a net deferred tax asset of $8.6 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Given the losses generated by the entity, the deferred tax asset has been offset by a valuation allowance of $8.6 million. The Company concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
6. Derivative Instruments
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company and the Adviser entered into the MVC Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. See “Note 2 - Agreements and Related Party Transactions” for additional information regarding the MVC Credit Support Agreement. Net unrealized appreciation or depreciation on the MVC Credit Support Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” in the Company’s Consolidated Statements of Operations.
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the MVC Credit Support Agreement as of December 31, 2022 and 2021:

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2022 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$12,386	$(1,214)

Total MVC Credit Support Agreement					$(1,214)

As of December 31, 2021 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$15,400	$1,800

Total MVC Credit Support Agreement					$1,800
As of December 31, 2022 and 2021, the fair value of the MVC Credit Support Agreement was $12.4 million and $15.4 million, respectively, and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheets. As of December 31, 2022, the fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary input being the discount rate which is a Level 3 input. As of December 31, 2021, the fair value of the MVC Credit Support Agreement was determined based on an simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 MVC Credit Support Agreement as of December 31, 2022 and 2021. The weighted average range of unobservable inputs is based on fair value of the MVC Credit Support Agreement.

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$12,386	Income Approach	Discount Rate	7.1% - 8.1%	7.6%	Decrease

December 31, 2021: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$15,400	Simulation Analysis	Enterprise Value	$5,700 - $111,700	$58,700	Decrease
			Asset Volatility	25.0% - 47.5%	36.3%	Increase
			Time Until Exit (years)	0.5 - 6.0	3.3	Decrease
Sierra Credit Support Agreement
In connection with the Sierra Merger on February 25, 2022, promptly following the closing of the Company’s merger with Sierra, the Company and the Adviser entered into the Sierra Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Sierra Credit Support Agreement. Net unrealized appreciation or depreciation on the Sierra Credit Support

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” in the Company’s Consolidated Statements of Operations.
The following table presents the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of December 31, 2022:

As of December 31, 2022 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$40,700	$(3,700)

Total Sierra Credit Support Agreement					$(3,700)
As of December 31, 2022, the fair value of the Sierra Credit Support Agreement was $40.7 million, and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio and the Recovery Rate, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of December 31, 2022. The weighted average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$40,700	Simulation Analysis	Enterprise Value	$100 - $403,500	$201,800	Decrease
			Asset Volatility	37.5% - 70.0%	53.8%	Increase
			Time Until Exit (years)	0 - 9.1	4.6	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Decrease
Foreign Currency Forward Contracts
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables present the Company’s foreign currency forward contracts as of December 31, 2022 and 2021:

As of December 31, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$72,553	$48,701	01/09/23	$511	Derivative assets
Foreign currency forward contract (AUD)	$47,177	A$72,553	01/09/23	(2,035)	Derivative liabilities
Foreign currency forward contract (AUD)	$47,055	A$69,919	04/11/23	(548)	Derivative liabilities

Foreign currency forward contract (CAD)	C$225	$165	01/09/23	1	Derivative assets
Foreign currency forward contract (CAD)	C$9,285	$6,819	01/09/23	34	Derivative assets
Foreign currency forward contract (CAD)	$4,578	C$6,207	01/09/23	(3)	Derivative liabilities
Foreign currency forward contract (CAD)	$2,415	C$3,303	01/09/23	(22)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,865	C$9,339	04/11/23	(34)	Derivative liabilities

Foreign currency forward contract (DKK)	2,260kr.	$323	01/09/23	2	Derivative assets
Foreign currency forward contract (DKK)	$300	2,260kr.	01/09/23	(24)	Derivative liabilities
Foreign currency forward contract (DKK)	$329	2,290kr.	04/11/23	(2)	Derivative liabilities

Foreign currency forward contract (EUR)	€106,443	$113,101	01/09/23	541	Derivative assets
Foreign currency forward contract (EUR)	€1,511	$1,500	01/09/23	113	Derivative assets
Foreign currency forward contract (EUR)	$106,563	€107,954	01/09/23	(8,692)	Derivative liabilities
Foreign currency forward contract (EUR)	$109,735	€102,649	04/11/23	(547)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$4,000	$2,581	01/09/23	(51)	Derivative liabilities
Foreign currency forward contract (NZD)	NZ$15,175	$9,538	01/09/23	60	Derivative assets
Foreign currency forward contract (NZD)	$208	NZ$351	01/09/23	(14)	Derivative liabilities
Foreign currency forward contract (NZD)	$10,767	NZ$18,824	01/09/23	(1,139)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,644	NZ$15,333	04/11/23	(62)	Derivative liabilities

Foreign currency forward contract (NOK)	kr37,773	$3,835	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$3,538	kr37,773	01/09/23	(297)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,050	kr39,732	04/11/23	(1)	Derivative liabilities

Foreign currency forward contract (GBP)	£37,951	$45,898	01/09/23	(240)	Derivative liabilities
Foreign currency forward contract (GBP)	$39,500	£34,951	01/09/23	(2,549)	Derivative liabilities
Foreign currency forward contract (GBP)	$3,396	£3,000	01/09/23	(213)	Derivative liabilities
Foreign currency forward contract (GBP)	$47,147	£38,899	04/11/23	243	Derivative assets

Foreign currency forward contract (SEK)	2,182kr.	$210	01/09/23	—	Derivative liabilities
Foreign currency forward contract (SEK)	$197	2,182kr.	01/09/23	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$217	2,247kr.	04/11/23	—	Derivative assets

Foreign currency forward contract (CHF)	3,803Fr.	$4,110	01/09/23	3	Derivative assets
Foreign currency forward contract (CHF)	$618	600Fr.	01/09/23	(31)	Derivative liabilities
Foreign currency forward contract (CHF)	$3,305	3,203Fr.	01/09/23	(158)	Derivative liabilities
Foreign currency forward contract (CHF)	$4,194	3,841Fr.	04/11/23	(2)	Derivative liabilities
Total				$(15,169)

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2021 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$31,601	$22,850	01/06/22	$126	Derivative assets
Foreign currency forward contract (AUD)	A$2,099	$1,508	01/06/22	18	Derivative assets
Foreign currency forward contract (AUD)	$20,727	A$28,700	01/06/22	(139)	Derivative liability
Foreign currency forward contract (AUD)	$3,580	A$5,000	04/08/22	(55)	Derivative liability
Foreign currency forward contract (AUD)	$18,247	A$25,386	04/08/22	(215)	Derivative liability

Foreign currency forward contract (CAD)	C$3,230	$2,528	01/06/22	29	Derivative assets
Foreign currency forward contract (CAD)	C$3,000	$2,425	01/06/22	(50)	Derivative liabilities
Foreign currency forward contract (CAD)	$4,881	C$6,230	01/06/22	(51)	Derivative liabilities
Foreign currency forward contract (CAD)	$2,506	C$3,203	04/08/22	(29)	Derivative liabilities

Foreign currency forward contract (DKK)	2,143kr.	$326	01/06/22	1	Derivative assets
Foreign currency forward contract (DKK)	$335	2,143kr.	01/06/22	7	Derivative assets
Foreign currency forward contract (DKK)	$323	2,116kr.	04/08/22	(1)	Derivative liabilities

Foreign currency forward contract (EUR)	€52,583	$59,524	01/06/22	275	Derivative assets
Foreign currency forward contract (EUR)	€5,020	$5,701	04/08/22	18	Derivative assets
Foreign currency forward contract (EUR)	$24,722	€21,500	01/06/22	271	Derivative assets
Foreign currency forward contract (EUR)	$14,563	€12,900	01/06/22	(108)	Derivative liabilities
Foreign currency forward contract (EUR)	$20,655	€18,183	01/06/22	(23)	Derivative liabilities
Foreign currency forward contract (EUR)	$60,413	€53,265	04/08/22	(282)	Derivative liabilities
Foreign currency forward contract (EUR)	$1,130	€1,000	04/08/22	(10)	Derivative liabilities
Foreign currency forward contract (EUR)	$8,514	€7,500	04/08/22	(33)	Derivative liabilities

Foreign currency forward contract (GBP)	£9,900	$13,220	01/06/22	190	Derivative assets
Foreign currency forward contract (GBP)	$13,349	£9,900	01/06/22	(60)	Derivative liabilities
Foreign currency forward contract (GBP)	$6,122	£4,599	04/08/22	(104)	Derivative liabilities

Foreign currency forward contract (SEK)	1,792kr	$198	01/07/22	—	Derivative liabilities
Foreign currency forward contract (SEK)	$204	1,792kr	01/07/22	6	Derivative assets
Foreign currency forward contract (SEK)	$207	1,875kr	04/08/22	—	Derivative assets
Total				$(219)
As of December 31, 2022 and 2021, the total fair value of the Company’s foreign currency forward contracts was $(15.2) million and $(0.2) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the years ended December 31, 2022, 2021 and 2020 are shown in the following table:

	December 31,
($ in thousands)	2022	2021	2020
Forward currency contracts	$25,140	$(378)	$191
Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the years ended December 31, 2022, 2021 and 2020 are shown in the following table:

	December 31,
($ in thousands)	2022	2021	2020
Forward currency contracts	$(14,950)	$262	$(455)
7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2022 and 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2022 and 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$—	$1,179
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	—	110
Accurus Aerospace Corporation(1)(2)	Revolver	1,152	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	1,448
Amtech LLC(1)	Delayed Draw Term Loan	1,527	2,727
Amtech LLC(1)	Revolver	545	682
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	—	6,207
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	366	—
APC1 Holding(1)(3)	Delayed Draw Term Loan	354	—
Aquavista Watersides 2 LTD(1)(4)	Bridge Revolver	—	503
Aquavista Watersides 2 LTD(1)(4)	Capex / Acquisition Facility	2,543	3,147
Arc Education(1)(3)	Delayed Draw Term Loan	1,900	—
Argus Bidco Limited(1)(4)	CAF Term Loan	789	—
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	168	—
ASC Communications(2)	Revolver	1,089	—
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	876	2,571
ATL II MRO Holdings, Inc.(1)(2)	Revolver	1,667	—
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,295	3,497
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A.(1)(3)	Acquisition Facility	2,028	2,161
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	4,783	—
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	378
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	417	—
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	—	432
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	135	144
BrightSign LLC(1)(2)	Revolver	1,329	1,329

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	—	613
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	110	167
Catawba River Limited(1)(4)	Structured Junior Note	12,635	—
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	1,028	461
Ceres Pharma NV(1)(3)	Delayed Draw Term Loan	—	2,149
CGI Parent, LLC(1)	Revolver	1,653	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	78	393
Coastal Marina Holdings, LLC(1)	PIK Tranche B Term Loan	—	1,311
Coastal Marina Holdings, LLC(1)	Tranche A Term Loan	—	3,576
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	—	6,018
Comply365, LLC(1)	Revolver	935	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	419	894
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	—	5,420
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	142	998
Dart Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	2,431
DataServ Integrations, LLC(1)(2)	Revolver	481	—
DecksDirect, LLC(1)	Revolver	218	218
DISA Holdings Corp.(1)(2)	Delayed Draw Term Loan	1,368	—
DISA Holdings Corp.(1)(2)	Revolver	416	—
DreamStart Bidco SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	579	617
Dune Group(1)(3)	Delayed Draw Term Loan	624	665
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	5,164	692
Eclipse Business Capital, LLC(1)	Revolver	17,455	11,818
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	9,272	12,458
EMI Porta Holdco LLC(1)(2)	Revolver	1,471	2,966
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	257	583
eShipping, LLC(1)	Delayed Draw Term Loan	1,650	2,548
eShipping, LLC(1)	Revolver	1,486	1,232
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,639	—
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	528	—
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	—
Express Wash Acquisition Company, LLC(1)	Revolver	115	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	246	405
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	180	180
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	766	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925	—
FragilePak LLC(1)	Delayed Draw Term Loan	2,354	2,354
GB Eagle Buyer, Inc.(1)(2)	Revolver	2,581	—
Global Academic Group Limited(1)(7)	Term Loan	451	—
GPZN II GmbH(1)(2)(3)	CAF Term Loan	560	—
Greenhill BV(1)(3)	Capex Acquisition Facility	255	—

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
Groupe Product Life(1)(2)(3)	Delayed Draw Term Loan	441	—
Gusto Aus BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	223	—
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	313	—
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	267	657
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	555	—
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	—
HTI Technology & Industries(1)(2)	Revolver	1,364	—
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	913	1,563
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	1,217
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,261	1,825
INOS 19-090 GmbH(1)(3)	Acquisition Facility	2,380	2,535
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	1,310	—
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	55	—
Isolstar Holding NV (IPCOM)(1)(2)(3)	Delayed Draw Term Loan	744	—
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)	Revolver	118	124
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	422	1,961
Jaguar Merger Sub Inc.(1)	Revolver	490	490
Jocassee Partners LLC	Joint Venture	65,000	20,000
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	1,441	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,830	4,544
Kemmerer Operations, LLC(1)	Delayed Draw Term Loan	908	—
LAF International(1)(2)(3)	Acquisition Facility	—	341
Lambir Bidco Limited(1)(3)	Bridge Revolver	—	941
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,766	1,881
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	298	—
LeadsOnline, LLC(1)	Revolver	2,603	—
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	—
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	138	82
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	24	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	106	162
Marshall Excelsior Co.(1)	Revolver	413	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	296	817
Mercell Holding AS(1)(8)	Capex Acquisition Facility	797	—
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	968	1,038
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	407	2,617
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,180	1,311
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	—	1,261
Nexus Underwriting Management Limited(1)(4)	Revolver	—	103
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	443	541
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	809	—

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	463	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp.(1)	Revolver	607
OG III B.V.(1)(2)(3)	Acquisition CapEx Facility	—	686
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	—	817
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,289	4,357
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	—	1,283
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	—	289
PDQ.Com Corporation(1)	Delayed Draw Term Loan	6,885	10,948
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	6,944
Premium Invest(1)(3)	Delayed Draw Term Loan	2,882	1,933
Profit Optics, LLC(1)	Revolver	484	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	792	844
PSP Intermediate 4, L.L.C.(1)(2)(3)	Delayed Draw Term Loan	727	—
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Term Loan	—	373
R1 Holdings, LLC(1)	Delayed Draw Term Loan	2,623	—
R1 Holdings, LLC(1)	Revolver	1,601	—
RA Outdoors, LLC (1)(2)	Revolver	1,235	—
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	4,412	—
Randys Holdings, Inc.(1)(2)	Revolver	1,571	—
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	725	1,455
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	600	1,061
Riedel Beheer B.V.(1)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(3)	Delayed Draw Term Loan	—	153
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,209	—
Royal Buyer, LLC(1)	Revolver	1,340	—
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	2,381	—
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	1,751	—
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	2,270	—
Scout Bidco B.V.(1)(3)	Revolver	1,030	—
Security Holdings B.V.(1)(3)	Delayed Draw Term Loan	2,134	2,274
Security Holdings B.V.(1)(3)	Revolver	1,067	1,137
Sereni Capital NV(1)(3)	Term Loan	109	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,978	2,353
Smartling, Inc.(1)(2)	Revolver	1,176	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	38	655
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	3,383	—
Solo Buyer, L.P.(1)(2)	Revolver	1,995	—
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	666	—
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156	—

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	7,500	—
Spatial Business Systems LLC(1)(2)	Revolver	1,406	—
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	—	2,373
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	4,664	5,251
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933	1,933
Syntax Systems Ltd(1)(2)	Revolver	337	569
Tank Holding Corp (1)(2)	Revolver	698	—
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,088	—
Techone B.V.(1)(3)	Delayed Draw Term Loan	—	1,621
Techone B.V.(1)(2)(3)	Revolver	203	432
Tencarva Machinery Company, LLC(1)(2)	Delayed Draw Term Loan	—	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,826	—
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	1,182	2,773
Trader Corporation(1)(2)(6)	Revolver	345	—
Transit Technologies LLC(1)(2)	Delayed Draw Term Loan	—	1,857
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	—	4,540
TSYL Corporate Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,681	—
TSYL Corporate Buyer, Inc.(1)(2)	Revolver	177	—
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,350	2,070
Union Bidco Limited(1)(2)(4)	Acquisition Facility	78	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,170	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,629	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	2,622	3,832
Waccamaw River LLC(2)	Joint Venture	2,480	11,280
Woodland Foods, Inc.(1)(2)	Line of Credit	456	2,070
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	3,106	—
WWEC Holdings III Corp(1)(2)	Revolver	1,366	—
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	3,109	—
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	1,352	—
ZB Holdco LLC(1)	Revolver	845	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,516	—
Total unused commitments to extend financing		$308,532	$234,658
(1)The Adviser’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company’s current investments in the portfolio company are carried at less than cost.
(3)Actual commitment amount is denominated in Euros. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(4)Actual commitment amount is denominated in British pounds sterling.Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of December 31, 2022 and 2021, the Company had guaranteed €9.9 million ($10.6 million U.S. dollars and $11.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh (“MVC Auto”) that matures in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2022	2021	2020	2019	2018
Per share data:
Net asset value at beginning of period	$11.36	$10.99	$11.66	$10.98	$13.43
Net investment income (1)	1.12	0.90	0.64	0.61	—
Net realized gain (loss) on investments / foreign currency transactions (1)	0.16	(0.05)	(0.79)	(0.08)	(3.17)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions (1)	(1.20)	0.34	0.38	0.64	1.08
Total increase (decrease) from investment operations (1)	0.08	1.19	0.23	1.17	(2.09)
Dividends/distributions paid to stockholders from net investment income	(0.95)	(0.79)	(0.65)	(0.54)	(0.41)
Tax return of capital to stockholders	—	(0.03)	—	—	(0.02)
Total dividends and distributions paid	(0.95)	(0.82)	(0.65)	(0.54)	(0.43)
Common stock offerings	—	—	(0.63)	—	—
Sierra Merger (See Note 10) (2)	0.10	—	—	—	—
Deemed contribution - CSAs (See Notes 9 and 10 )	0.40	—	0.28	—	—
Deemed contribution - Barings LLC	—	—	0.07	—	—
Purchase of shares in tender offer	—	—	—	—	0.13
Purchases of shares in share repurchase plan	0.06	—	0.05	0.07	—
Stock-based compensation (1)	—	—	—	—	0.17
Loss on extinguishment of debt (1)	—	—	(0.06)	(0.01)	(0.21)
Benefit from (provision for) taxes (1)	—	—	—	(0.01)	0.02
Other	—	—	0.04	—	(0.04)
Net asset value at end of period	$11.05	$11.36	$10.99	$11.66	$10.98
Market value at end of period (3)	$8.15	$11.02	$9.20	$10.28	$9.01
Shares outstanding at end of period	107,916,166	65,316,085	65,316,085	48,950,803	51,284,064
Net assets at end of period	$1,192,329	$741,931	$717,805	$570,875	$562,967
Average net assets	$1,184,591	$739,250	$517,740	$579,199	$628,155
Ratio of total expenses, prior to waiver of base management fee, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (4)	8.80%	10.33%	8.33%	7.90%	14.54%
Ratio of total expenses, net of base management fee waived, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (4)	8.80%	10.33%	8.33%	7.90%	14.31%
Ratio of net investment income to average net assets	9.76%	7.98%	5.99%	5.27%	(0.01)%
Portfolio turnover ratio (5)	43.07%	68.63%	67.80%	113.99%	228.49%
Total return (6)	(18.35)%	29.34%	(2.17)%	20.27%	18.18%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Includes the impact of share issuance and deemed contribution from Barings LLC associated with the Sierra Merger.
(3)Represents the closing price of the Company’s common stock on the last day of the period.
(4)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(5)Portfolio turnover ratio as of December 31, 2022, 2021 and 2020 excludes the impact of short-term investments. Portfolio turnover ratio as of December 31, 2022 excludes the impact of the Sierra Merger. Portfolio turnover ratio as of December 31, 2020 excludes the impact of the MVC Acquisition.
(6)Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
9. MVC Capital, Inc. Acquisition
On December 23, 2020, the Company completed its acquisition of MVC pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “MVC Merger Agreement”), dated as of August 10, 2020, with MVC, Mustang Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“MVC Acquisition Sub”), and Barings. To effect the acquisition, MVC Acquisition Sub merged with and into MVC, with MVC surviving the merger as our wholly owned subsidiary (the “First MVC Merger”). Immediately thereafter, MVC merged with and into the Company, with the Company as the surviving company (the “Second MVC Merger” and, together with the First MVC Merger, the “MVC Merger”). The Merger has been treated as a “reorganization” within the meaning of Section 368(a)(1)(A) of the Code.
Pursuant to the MVC Merger Agreement, MVC stockholders received the right to the following merger consideration in exchange for each share of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger (other than shares of MVC common stock issued and outstanding immediately prior to the effective time of the First MVC Merger that were held by a subsidiary of MVC or held, directly or indirectly, by the Company or the MVC Acquisition Sub), in accordance with the MVC Merger Agreement: (i) an amount in cash from Barings, without interest, equal to $0.39492, and (ii) 0.9790836 shares of the Company’s common stock, which ratio gave effect to the Euro-dollar exchange rate adjustment mechanism in the MVC Merger Agreement, plus cash in lieu of fractional shares. The Company issued approximately 17,354,332 shares of its common stock to MVC’s then-existing stockholders in connection with the MVC Merger, thereby resulting in the Company’s then-existing stockholders owning approximately 73.4% of the combined company and MVC's then-existing stockholders owning approximately 26.6% of the combined company.
In connection with the closing of the MVC Merger on December 23, 2020, the Board affirmed the Company’s commitment to open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed net asset value per share. Any repurchases pursuant to the authorized program will occur during the 12-month period that commenced upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and will be made in accordance with applicable legal, regulatory and contractual requirements, including covenants under the February 2019 Credit Facility. During the year ended December 31, 2022, the Company did not repurchase any shares under the authorized program.
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
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the MVC Acquisition:

Common stock issued by the Company	$160,354
Cash consideration paid by the Company(1)	7,633
Deemed contribution from Barings LLC(2)	3,255
Total purchase price	$171,242
Assets acquired:
Investments(3)	$185,042
Cash	71,267
Other assets(4)	10,962
Total assets acquired	$267,271
Liabilities assumed(5)	(96,029)
Net assets acquired	$171,242
(1)During the year ended December 31, 2020, the Company incurred $7.6 million in professional fees and other costs related to the MVC Acquisition. For the year ended December 31, 2020, these costs included $2.5 million one-time investment banking fees.
(2)Non-cash operating activity included in “Acquisition of MVC Capital, net of cash acquired” on the Company’s Consolidated Statements of Cash Flows
(3)Investments acquired were recorded at fair value, which is also the Company’s initial cost basis
(4)Other assets acquired in the MVC Acquisition consisted of the following:

Interest receivable	$9,530
Fees receivable	928
Escrow receivable	500
Other assets	4
Total	$10,962
(5)Liabilities assumed in the MVC Acquisition consisted of the following:

Notes payable(a)	$93,816
Accrued interest payable	1,138
Other liabilities	1,075
Total	$96,029
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
10. Sierra Merger
On February 25, 2022, the Company completed the Sierra Merger pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “Sierra Merger Agreement”), dated as of September 21, 2021, by and among the Company, Mercury Acquisition Sub, Inc., a Maryland corporation and a direct wholly owned subsidiary of the Company (“Sierra Acquisition Sub”), Sierra Income Corporation, a Maryland corporation (“Sierra”), and Barings. To effect the acquisition, Sierra Acquisition Sub merged with and into Sierra, with Sierra surviving the merger as the Company’s wholly owned subsidiary (the “First Sierra Merger”). Immediately thereafter, Sierra merged with and into the Company, with the Company as the surviving company (the “Second Sierra Merger” and, together with the First Sierra Merger, the “Sierra Merger”). The Merger has been treated as a “reorganization” within the meaning of Section 368(a)(1)(A) of the Code.
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
In connection with the Sierra Merger, on February 25, 2022, the Company entered into the New Barings BDC Advisory Agreement with the Adviser. Promptly following the closing of the Sierra Merger, the Company also entered into the Sierra Credit Support Agreement with Barings. See “Note 2 - Agreements and Related Party Transactions” for more information regarding the New Barings BDC Advisory Agreement and the Sierra Credit Support Agreement.
The Sierra Merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations-Related Issues. Under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC 805-50-30-1, the acquired assets (as a group) are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets carrying amounts on the acquiring entity’s records. ASC 805-50-30-2 goes on to say asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on the cost to the acquiring entity or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measured.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Sierra Merger:

($ in thousands)
Common stock issued by the Company	$499,418
Cash consideration paid by the Company(1)	10,670
Deemed contribution from Barings LLC	27,729
Total purchase price	$537,817
Assets acquired:
Investments(2)	$442,198
Cash	102,006
Other assets(3)	3,519
Total assets acquired	$547,723
Liabilities assumed(4)	(9,906)
Net assets acquired	$537,817
(1)The Company incurred $10.6 million in professional fees and other costs related to the Sierra Merger, including $4.0 million in investment banking fees.
(2)Investments acquired were recorded at fair value, which is also the Company’s initial cost basis
(3)Other assets acquired in the Sierra Merger consisted of the following:

($ in thousands)
Interest and fees receivable	$2,874
Escrow receivable	645
Total	$3,519
(4)Liabilities assumed in the Sierra Merger consisted of the following:

($ in thousands)
Accrued merger expenses	$3,327
Current and deferred tax liability	3,814
Other liabilities	2,765
Total	$9,906

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
11. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2022. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total investment income	$43,757	$55,592	$56,306	$63,474
Net investment income	$19,009	$31,774	$27,912	$36,961
Net increase (decrease) in net assets resulting from operations	$21,032	$(24,993)	$9,893	$(1,251)
Net investment income per share	$0.23	$0.29	$0.26	$0.34
	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total investment income	$30,593	$33,153	$34,984	$36,605
Net investment income	$14,374	$14,558	$14,857	$15,172
Net increase (decrease) in net assets resulting from operations	$22,488	$29,308	$14,410	$11,479
Net investment income per share	$0.22	$0.22	$0.23	$0.23
12. Subsequent Events
On February 23, 2023, the Board declared a quarterly distribution of $0.25 per share payable on March 15, 2023 to holders of record as of March 8, 2023.