Form 10-Q
period 2023-03-31
Barings BDC, Inc.
filed 2023-05-04
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 4, 2023 was 107,916,166.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,251,986 and $2,191,345 as of March 31, 2023 and December 31, 2022, respectively)	$2,120,776	$2,052,614
Affiliate investments (cost of $310,781 and $275,482 as of March 31, 2023 and December 31, 2022, respectively)	336,133	289,993
Control investments (cost of $95,717 and $95,571 as of March 31, 2023 and December 31, 2022, respectively)	99,205	106,328
Total investments at fair value	2,556,114	2,448,935
Cash	46,823	96,160
Foreign currencies (cost of $8,560 and $42,627 as of March 31, 2023 and December 31, 2022, respectively)	8,572	43,255
Interest and fees receivable	50,373	42,738
Prepaid expenses and other assets	732	1,079
Credit support agreements (cost of $58,000 as of both March 31, 2023 and December 31, 2022, respectively)	58,672	53,086
Derivative assets	1,262	1,508
Deferred financing fees	2,854	3,224
Receivable from unsettled transactions	1,519	19,972
Total assets	$2,726,921	$2,709,957
Liabilities:
Accounts payable and accrued liabilities	$543	$971
Interest payable	11,209	7,635
Administrative fees payable	670	677
Base management fees payable	7,853	7,981
Incentive management fees payable	9,604	—
Derivative liabilities	2,929	16,677
Payable from unsettled transactions	649	35,565
Borrowings under credit facilities	769,112	729,144
Notes payable (net of deferred financing fees)	719,351	718,978
Total liabilities	1,521,920	1,517,628
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 107,916,166 shares issued and outstanding as of both March 31, 2023 and December 31, 2022)	108	108
Additional paid-in capital	1,855,975	1,855,975
Total distributable earnings (loss)	(651,082)	(663,754)
Total net assets	1,205,001	1,192,329
Total liabilities and net assets	$2,726,921	$2,709,957
Net asset value per share	$11.17	$11.05
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$51,168	$31,624
Affiliate investments	380	172
Control investments	342	273
Total interest income	51,890	32,069
Dividend income:
Non-Control / Non-Affiliate investments	826	123
Affiliate investments	7,048	7,570
Total dividend income	7,874	7,693
Fee and other income:
Non-Control / Non-Affiliate investments	3,082	2,223
Affiliate investments	167	13
Control investments	51	(1,039)
Total fee and other income	3,300	1,197
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,535	2,287
Affiliate investments	203	44
Control investments	204	467
Total payment-in-kind interest income	3,942	2,798
Interest income from cash	198	—
Total investment income	67,204	43,757
Operating expenses:
Interest and other financing fees	19,316	11,661
Base management fee (Note 2)	7,853	5,872
Incentive management fees (Note 2)	9,604	4,754
General and administrative expenses (Note 2)	2,736	2,455
Total operating expenses	39,509	24,742
Net investment income before taxes	27,695	19,015
Income taxes, including excise tax expense	195	6
Net investment income after taxes	27,500	19,009

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$771	$(250)
Affiliate investments	—	101
Net realized gains (losses) on investments	771	(149)
Foreign currency transactions	(10,517)	(1,293)
Net realized gains (losses)	(9,746)	(1,442)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	7,437	(28,587)
Affiliate investments	10,841	12,996
Control investments	(7,269)	14,644
Net unrealized appreciation (depreciation) on investments	11,009	(947)
Credit support agreements	5,586	(400)
Foreign currency transactions	5,375	4,812
Net unrealized appreciation (depreciation)	21,970	3,465
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions	12,224	2,023
Benefit from (provision for) income taxes	(73)	—
Net increase (decrease) in net assets resulting from operations	$39,651	$21,032
Net investment income per share—basic and diluted	$0.25	$0.23
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.37	$0.25
Dividends/distributions per share:
Total dividends/distributions per share	$0.25	$0.23
Weighted average shares outstanding—basic and diluted	107,916,166	82,656,326
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended March 31, 2022	Number of Shares	Par Value
Balance, December 31, 2021	65,316,085	$65	$1,027,687	$(285,821)	$741,931
Net investment income	—	—	—	19,009	19,009
Net realized loss on investments / foreign currency transactions	—	—	—	(1,442)	(1,442)
Net unrealized appreciation of investments / CSAs / foreign currency transactions	—	—	—	3,465	3,465
Distributions of net investment income	—	—	—	(15,023)	(15,023)
Deemed contribution - CSA (See Note 2)	—	—	44,400	—	44,400
Deemed contribution - from Adviser (See Note 9)	—	—	27,904	—	27,904
Issuance of common stock in connection with acquisition of Sierra	45,986,926	46	499,372	—	499,418
Purchases of shares in repurchase plan	(207,677)	—	(2,106)	—	(2,106)
Balance, March 31, 2022	111,095,334	$111	$1,597,257	$(279,812)	$1,317,556

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended March 31, 2023	Number of Shares	Par Value
Balance, December 31, 2022	107,916,166	$108	$1,855,975	$(663,754)	$1,192,329
Net investment income	—	—	—	27,500	27,500
Net realized loss on investments / foreign currency transactions	—	—	—	(9,746)	(9,746)
Net unrealized appreciation of investments / CSAs / foreign currency transactions	—	—	—	21,970	21,970
Provision for taxes	—	—	—	(73)	(73)
Distributions of net investment income	—	—	—	(26,979)	(26,979)
Balance, March 31, 2023	107,916,166	$108	$1,855,975	$(651,082)	$1,205,001

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$39,651	$21,032
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(179,634)	(335,519)
Net cash acquired from mergers (cash consideration paid) (See Note 9)	—	101,896
Transaction costs from mergers (See Note 9)	—	(2,866)
Repayments received/sales of portfolio investments	69,515	210,493
Loan origination and other fees received	2,420	5,314
Net realized (gain) loss on investments	(771)	149
Net realized (gain) loss on foreign currency transactions	10,517	1,293
Net unrealized (appreciation) depreciation on investments	(11,009)	947
Net unrealized (appreciation) depreciation of CSAs	(5,586)	400
Net unrealized (appreciation) depreciation on foreign currency transactions	(5,375)	(4,812)
Payment-in-kind interest / dividends	(5,419)	(2,798)
Amortization of deferred financing fees	764	732
Accretion of loan origination and other fees	(2,017)	(1,523)
Amortization / accretion of purchased loan premium / discount	(303)	(339)
Payments for derivative contracts	(15,482)	(486)
Proceeds from derivative contracts	1,264	924
Changes in operating assets and liabilities:
Interest and fees receivable	(3,424)	(13,134)
Prepaid expenses and other assets	348	(2,805)
Accounts payable and accrued liabilities	8,955	(2,476)
Interest payable	3,566	4,746
Net cash provided by (used in) operating activities	(92,020)	(18,832)
Cash flows from financing activities:
Borrowings under credit facilities	35,000	107,704
Financing fees paid	(21)	(1,565)
Purchases of shares in repurchase plan	—	(2,106)
Cash dividends / distributions paid	(26,979)	(15,023)
Net cash provided by (used in) financing activities	8,000	89,010
Net increase (decrease) in cash and foreign currencies	(84,020)	70,178
Cash and foreign currencies, beginning of period	139,415	84,253
Cash and foreign currencies, end of period	$55,395	$154,431
Supplemental Information:
Cash paid for interest	$14,662	$5,966
Excise taxes paid during the period	$800	$—
Supplemental non-cash information
Acquisitions (See Note 9):
Fair value of net assets acquired, net of cash	$—	$(435,811)
Transaction costs	—	7,520
Common stock issued in acquisition of net assets	—	499,418
Credit support agreement (See Note 2)	—	(44,400)
Deemed contribution - from Adviser	—	27,904
Deemed contributions - CSA	—	44,400
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	7/19	7/25	$16,225	$16,059	$16,225	1.3%	(7)(8)(17)
						16,225	16,059	16,225

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	9/29	12,500	12,500	12,500	1.0%	(3)(7)
						12,500	12,500	12,500

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	1/22	N/A		5,000	5,523	0.5%	(7)(35)
		Class B Convertible Preferred Equity (1,667 shares)	N/A	12/22	N/A		1,667	1,735	0.1%	(7)(35)
							6,667	7,258

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.6% Cash	8/21	7/27	2,500	2,450	2,442	0.2%	(3)(7)(8)(11)
						2,500	2,450	2,442

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	4/22	3/28	12,224	12,065	11,711	1.0%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 10.5% Cash	4/22	3/28	1,383	1,354	1,286	0.1%	(7)(8)(9)
		Common Stock (437,623.30 shares)	N/A	4/22	N/A		438	328	—%	(7)(35)
						13,607	13,857	13,325

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.5% Cash	3/22	10/26	7,855	7,791	7,250	0.6%	(3)(7)(8)(14)
						7,855	7,791	7,250

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 9.25%, 14.2% Cash	8/21	10/27	5,688	5,396	4,721	0.4%	(3)(7)(8)(10)
						5,688	5,396	4,721

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	671	0.1%	(7)(35)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	173	—%	(7)(35)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	—	—%	(7)(35)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	—	—%	(7)(35)
							363	844

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	9/20	10/25	4,841	4,841	4,920	0.4%
						4,841	4,841	4,920

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	6/21	7/27	12,842	12,650	12,711	1.1%	(7)(8)(11)
						12,842	12,650	12,711

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.7% Cash	4/21	4/29	6,460	6,343	6,260	0.5%	(7)(8)(10)
		Partnership Units (348.68 units)	N/A	4/21	N/A		349	557	—%	(7)(35)
						6,460	6,692	6,817

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	3/23	3/30	3,041	2,865	2,901	0.2%	(3)(7)(8)(13)
						3,041	2,865	2,901

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Alpine SG, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	2/22	11/27	$23,139	$22,678	$22,677	1.9%	(7)(8)(16)(34)
						23,139	22,678	22,677

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 13.7% Cash	5/21	5/29	18,156	17,705	16,704	1.4%	(8)(9)
						18,156	17,705	16,704

Amalfi Midco	Healthcare	Subordinated Loan Notes	LIBOR + 2.00%, 7.0% Cash, 9.0% PIK	9/22	9/28	4,917	4,450	4,322	0.4%	(3)(7)(10)
		Class B Common Stock (93,165,208 shares)	N/A	9/22	N/A		1,040	1,152	0.1%	(3)(7)(35)
		Warrants (380,385 units)	N/A	9/22	N/A		4	621	0.1%	(3)(7)(35)
						4,917	5,494	6,095

AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 13.00%	2/22	4/31	7,222	4,421	2,976	0.2%	(3)(34)
						7,222	4,421	2,976

AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 12.99%	2/22	10/31	2,000	1,843	1,210	0.1%	(3)(34)
						2,000	1,843	1,210

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.9% Cash	11/21	11/27	2,262	2,203	2,222	0.2%	(7)(8)(9)
		Revolver	LIBOR + 5.25%, 9.9% Cash	11/21	11/27	—	(10)	(7)	—%	(7)(8)(9)
						2,262	2,193	2,215

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note	10.0% Cash, 5.0% PIK	8/20	8/25	15,502	14,826	15,037	1.2%
						15,502	14,826	15,037

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	11/21	10/28	3,174	3,174	3,060	0.3%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	4/22	10/28	5,847	5,750	5,637	0.5%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.2% Cash	1/23	10/28	1,667	1,579	1,617	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.9% Cash	6/22	10/28	1,019	1,019	982	0.1%	(3)(7)(8)(10)
		Revolver	EURIBOR + 6.00%, 8.2% Cash	4/22	10/23	—	(4)	(13)	—%	(3)(7)(8)(13)
						11,707	11,518	11,283

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 12.1% Cash	2/19	2/25	13,354	13,248	10,884	0.9%	(7)(8)(9)
						13,354	13,248	10,884

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.0% Cash	7/22	7/29	2,499	2,306	2,446	0.2%	(3)(7)(8)(13)
						2,499	2,306	2,446

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.0% Cash	1/20	1/27	1,802	1,878	1,802	0.1%	(3)(7)(8)(20)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	1/20	7/27	280	291	264	—%	(3)(7)
						2,082	2,169	2,066

Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 22.57%	2/22	10/30	18,358	6,753	6,035	0.5%	(3)(34)
						18,358	6,753	6,035

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 10.9% Cash	4/22	3/30	2,078	2,280	2,020	0.2%	(3)(7)(8)(22)
						2,078	2,280	2,020

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash	9/21	9/27	$2,467	$2,607	$2,104	0.2%	(3)(7)(8)(14)
		Preferred Stock (13 shares)	N/A	9/21	N/A		120	21	—%	(3)(7)(35)
		Common Stock (48 shares)	N/A	9/21	N/A		12	—	—%	(3)(7)(35)
						2,467	2,739	2,125

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.7% Cash	2/21	3/28	3,562	3,889	3,480	0.3%	(3)(7)(8)(21)
						3,562	3,889	3,480

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.5% Cash	3/21	3/29	20,000	19,578	19,400	1.6%	(7)(8)(10)
						20,000	19,578	19,400

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/28	6,233	6,451	5,923	0.5%	(3)(7)(8)(21)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	1,546	1,618	1,478	0.1%	(3)(7)(8)(21)
						7,779	8,069	7,401

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	7/22	7/29	3,129	2,797	3,033	0.3%	(3)(7)(8)(13)
						3,129	2,797	3,033

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash	4/19	4/26	9,154	9,151	9,102	0.8%	(7)(8)(10)
						9,154	9,151	9,102

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	10/20	10/27	6,410	6,479	6,288	0.5%	(3)(7)(8)(13)
						6,410	6,479	6,288

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.3% Cash	7/22	7/29	129	126	126	—%	(3)(7)(8)(17)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	7/22	7/29	1,643	1,519	1,582	0.1%	(3)(7)(8)(20)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.5% Cash	7/22	7/29	1,751	1,635	1,708	0.1%	(3)(7)(8)(13)
		Subordinated Term Loan	10.5% PIK	7/22	7/29	547	512	535	—%	(3)(7)
		Preferred Stock (41,560 shares)	10.0% PIK	7/22	N/A		51	53	—%	(3)(7)
		Equity Loan Notes (41,560 units)	10.0% PIK	7/22	N/A		51	53	—%	(3)(7)
		Common Stock (464 shares)	N/A	7/22	N/A		1	—	—%	(3)(7)(35)
						4,070	3,895	4,057

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.0% Cash	6/19	6/24	3,966	3,936	3,899	0.3%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	10/22	6/24	5,045	4,962	4,949	0.4%	(7)(8)(18)
						9,011	8,898	8,848

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	7/22	7/27	20,405	20,101	20,141	1.7%	(7)(8)(16)
		Class A Units (25,718.20 units)	N/A	7/22	N/A		539	686	0.1%	(7)
						20,405	20,640	20,827

ASPEQ Heating Group LLC	Building Products, Air & Heating	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.2% Cash	11/19	11/25	8,322	8,262	8,322	0.7%	(7)(8)(16)
						8,322	8,262	8,322

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.9% Cash	11/21	11/28	2,017	2,106	1,971	0.2%	(3)(7)(8)(20)
						2,017	2,106	1,971

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	11/22	11/28	$8,313	$8,115	$8,146	0.7%	(7)(8)(17)
		Revolver	SOFR + 5.50%, 9.9% Cash	11/22	11/28	—	(39)	(33)	—%	(7)(8)(17)
						8,313	8,076	8,113
Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.1% Cash	12/19	12/26	1,521	1,528	1,331	0.1%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.4% Cash	4/21	12/26	828	902	725	0.1%	(3)(7)(8)(21)
						2,349	2,430	2,056

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.3% Cash	11/21	11/27	2,365	2,421	2,292	0.2%	(3)(7)(8)(24)
						2,365	2,421	2,292

Aviation Technical Services, Inc.	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 2.00%, 6.8% Cash, 6.5% PIK	2/22	3/25	28,978	27,635	28,398	2.4%	(7)(8)(9)(34)
						28,978	27,635	28,398

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 8.0% Cash, 0.3% PIK	8/18	3/25	4,818	4,530	4,615	0.4%	(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.3% Cash, 1.0% PIK	8/18	10/26	748	705	724	0.1%	(8)(9)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	5,794	5,710	6,040	0.5%
						11,360	10,945	11,379

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.1% Cash	11/21	11/27	4,548	4,460	4,487	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.25%, 10.1% Cash	11/21	11/27	—	(8)	(5)	—%	(7)(8)(10)
		Subordinated Term Loan	12.0% PIK	11/21	5/28	1,474	1,453	1,448	0.1%	(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	172	—%	(7)(35)
						6,022	6,097	6,102

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.8% Cash	11/21	11/28	6,193	6,271	6,127	0.5%	(3)(7)(8)(14)
						6,193	6,271	6,127

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.5% Cash	7/19	7/26	1,065	1,162	1,065	0.1%	(3)(7)(8)(27)
						1,065	1,162	1,065

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.3% Cash	10/21	10/27	2,545	2,502	2,495	0.2%	(7)(8)(9)
						2,545	2,502	2,495

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	2/21	2/28	7,605	8,095	7,445	0.6%	(3)(7)(8)(14)
						7,605	8,095	7,445

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR +5.75%, 10.3% Cash	1/21	1/28	2,532	2,479	2,504	0.2%	(3)(7)(8)(17)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.9% Cash	1/21	1/28	830	894	820	0.1%	(3)(7)(8)(20)
						3,362	3,373	3,324

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.1% Cash	12/22	12/29	3,930	3,660	3,732	0.3%	(3)(7)(8)(13)
						3,930	3,660	3,732

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.2% Cash	8/21	8/27	1,888	1,815	1,529	0.1%	(7)(8)(10)
						1,888	1,815	1,529

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	3/23	7/29	14,400	13,538	13,536	1.1%	(7)(8)(17)
						14,400	13,538	13,536

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	7/22	9/27	$27,200	$27,200	$28,525	2.4%
		Preferred Stock- Series C (14,618 shares)	7.0% PIK	7/22	N/A		14,460	14,854	1.2%	(7)
						27,200	41,660	43,379

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	8/21	1/28	5,000	5,000	4,400	0.4%	(7)
						5,000	5,000	4,400

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/21	10/28	2,245	2,298	2,157	0.2%	(3)(7)(8)(13)
						2,245	2,298	2,157

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	10/21	10/27	4,741	4,703	4,701	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 10.7% Cash	10/21	10/27	1,329	1,319	1,318	0.1%	(7)(8)(10)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	1,517	0.1%	(7)(35)
						6,070	7,129	7,536

British Airways 2020-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	676	676	691	0.1%
						676	676	691

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 10.7% Cash	12/20	12/27	14,177	15,146	13,864	1.2%	(3)(7)(8)(21)
						14,177	15,146	13,864

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.0% Cash	2/22	12/28	2,820	2,800	2,568	0.2%	(8)(17)(34)
						2,820	2,800	2,568

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.4% Cash	10/18	10/24	6,281	6,256	6,281	0.5%	(7)(8)(10)
						6,281	6,256	6,281

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.9% Cash	7/22	7/30	4,545	4,374	4,405	0.4%	(7)(8)(16)
		LP Units (455 units)	N/A	7/22	N/A		455	478	—%	(7)(35)
						4,545	4,829	4,883

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 12.5% Cash	6/22	6/26	10,079	9,425	9,778	0.8%	(7)(8)(13)
						10,079	9,425	9,778

Cadent, LLC (f/k/a Cross MediaWorks)	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	9/18	9/25	6,751	6,744	6,677	0.6%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.7% Cash	7/22	9/25	11,339	11,204	11,080	0.9%	(7)(8)(10)
						18,090	17,948	17,757

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	7/22	12/28	1,374	1,349	1,330	0.1%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	12/21	12/28	4,997	4,911	4,837	0.4%	(7)(8)(10)
		Revolver	LIBOR + 6.25%, 11.4% Cash	12/21	12/28	—	(15)	(30)	—%	(7)(8)(10)
						6,371	6,245	6,137

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 7.00%, 3.5% Cash, 8.5% PIK	6/21	3/26	1,561	1,732	1,403	0.1%	(3)(7)(8)(26)
		Class A Equity (500,000 units)	N/A	5/22	N/A		389	—	—%	(3)(7)(35)
		Class C - Warrants (74,712.64 units)	N/A	5/22	N/A		—	—	—%	(3)(7)(35)
						1,561	2,121	1,403

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 12.5% Cash	4/22	4/27	$4,318	$4,264	$4,274	0.4%	(3)(7)(8)(17)
		LLC Units (681,818 units)	N/A	4/22	N/A		682	655	0.1%	(3)(7)(35)
						4,318	4,946	4,929

Carlson Travel, Inc	Business Travel Management	First Lien Senior Secured Note	8.5% Cash	11/21	11/26	6,050	5,738	4,719	0.4%
		Series A Convertible Preferred (10,980 units)	15.0% PIK	1/23	N/A		955	914	0.1%	(35)
		Common Stock (219,504 shares)	N/A	11/21	N/A		4,194	1,838	0.2%	(35)
						6,050	10,887	7,471

Catawba River Limited	Finance Companies	Structured - Junior Note	N/A	10/22	10/28	5,374	4,883	4,275	0.4%	(3)(7)
						5,374	4,883	4,275

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	5/20	4/27	1,782	1,649	1,717	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	5/20	4/27	440	400	430	—%	(3)(7)(8)(13)
						2,222	2,049	2,147

Ceres Pharma NV	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.1% Cash	10/21	10/28	3,364	3,268	3,274	0.3%	(3)(7)(8)(14)
						3,364	3,268	3,274

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	2/22	2/28	10,270	10,098	9,988	0.8%	(7)(8)(9)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.7% Cash	12/22	2/28	1,382	1,342	1,344	0.1%	(7)(8)(17)
		Revolver	LIBOR + 4.75%, 9.5% Cash	2/22	2/28	—	(28)	(45)	—%	(7)(8)(9)
		Preferred Stock (551 shares)	N/A	2/22	N/A		551	1,030	0.1%	(7)(35)
						11,652	11,963	12,317

Cineworld Group PLC	Leisure Products	Warrants (553,375 units)	N/A	7/22	N/A		102	—	—%	(3)(35)
							102	—

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	1/20	1/26	6,264	6,188	6,203	0.5%	(7)(8)(17)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	1/20	4/26	529	521	523	—%	(7)(8)(17)
						6,793	6,709	6,726

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	5/19	5/25	18,862	18,727	18,220	1.5%	(7)(8)(17)
						18,862	18,727	18,220

CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.8% Cash	1/20	1/25	4,103	4,070	3,951	0.3%	(7)(8)(10)
		LLC Units (8,782 units)	N/A	1/20	N/A		352	104	—%	(7)(35)
						4,103	4,422	4,055

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	6,617	6,217	6,194	0.5%	(7)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,530	15,558	1.3%	(7)
		LLC Units (2,037,735 units)	N/A	11/21	N/A		9,093	10,718	0.9%	(7)(35)
						23,237	30,840	32,470

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	11/21	11/28	1,303	1,278	1,285	0.1%	(3)(7)(8)(10)
						1,303	1,278	1,285

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 7.75%, 12.6% Cash	4/20	4/27	$13,569	$13,295	$13,346	1.1%	(7)(8)(16)
		Class B Partnership Units (33,324.69 units)	N/A	4/20	N/A		—	208	—%	(7)(35)
						13,569	13,295	13,554

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	4/22	4/28	379	373	371	—%	(7)
		LLC Units (46,085.6 units)	N/A	4/22	N/A		125	164	—%	(7)(35)
						379	498	535

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	4/22	4/28	13,620	13,383	13,434	1.1%	(7)(8)(18)
		Revolver	SOFR + 5.75%, 10.6% Cash	4/22	4/28	—	(19)	(15)	—%	(7)(8)(18)
						13,620	13,364	13,419

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	10/22	10/29	5,059	4,527	4,951	0.4%	(3)(7)(8)(13)
						5,059	4,527	4,951

Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	13.0% Cash	3/22	3/25	29,647	29,619	15,031	1.2%	(7)(32)
		Common Stock (91,504 shares)	N/A	9/22	N/A		296	28	—%	(35)
						29,647	29,915	15,059

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash, 3.5% PIK	9/21	9/28	4,524	4,714	4,457	0.4%	(3)(7)(8)(14)
		Class A Units (440 units)	N/A	9/21	N/A		205	202	—%	(3)(7)(35)
		Class B Units (191 units)	N/A	9/21	N/A		446	514	—%	(3)(7)(35)
						4,524	5,365	5,173

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.7% Cash	9/20	9/27	1,990	1,907	1,980	0.2%	(3)(7)(8)(19)
						1,990	1,907	1,980

CT Technologies Intermediate Holdings, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.1% Cash	2/22	12/25	4,925	4,917	4,676	0.4%	(8)(9)(34)
						4,925	4,917	4,676

Custom Alloy Corporation	Manufacturer of Pipe Fittings & Forgings	Revolver	15.0% PIK	12/20	4/23	5,320	4,222	80	—%	(7)(32)(33)
		Second Lien Loan	15.0% PIK	12/20	4/23	56,259	42,162	844	0.1%	(7)(32)(33)
						61,579	46,384	924

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	12/21	12/28	923	939	909	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	12/21	12/28	1,142	1,118	1,124	0.1%	(3)(7)(8)(17)
						2,065	2,057	2,033

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.9% Cash	1/21	1/27	2,782	2,739	2,765	0.2%	(7)(8)(9)
		LLC Units (161,290.32 units)	N/A	1/21	N/A		161	243	—%	(7)(35)
						2,782	2,900	3,008

DataOnline Corp.	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 10.9% Cash	2/22	11/25	14,513	14,513	14,222	1.2%	(7)(8)(10)(34)
		Revolver	LIBOR + 6.25%, 10.9% Cash	2/22	11/25	2,143	2,143	2,100	0.2%	(7)(8)(10)(34)
						16,656	16,656	16,322

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	11/22	11/28	$1,913	$1,873	$1,876	0.2%	(7)(8)(17)
		Revolver	SOFR + 6.00%, 10.8% Cash	11/22	11/28		(10)	(9)	—%	(7)(8)(17)
		Partnership Units (96,153.85 units)	N/A	11/22	N/A		96	100	—%	(7)(35)
						1,913	1,959	1,967

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.9% Cash	12/21	12/26	682	671	674	0.1%	(7)(8)(9)
		Revolver	LIBOR + 6.00%, 10.9% Cash	12/21	12/26	—	(3)	(3)	—%	(7)(8)(9)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	51	—%	(7)(35)
						682	723	722

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	11/22	9/28	5,691	5,491	5,507	0.5%	(7)(8)(16)
		Revolver	SOFR + 5.50%, 10.2% Cash	11/22	9/28	—	(12)	(11)	—%	(7)(8)(16)
						5,691	5,479	5,496

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.3% Cash, 1.50% PIK	4/19	12/23	6,906	6,891	6,609	0.5%	(7)(8)(17)
						6,906	6,891	6,609

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	4/21	4/28	2,607	2,830	2,565	0.2%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.7% Cash	4/21	4/28	1,195	1,171	1,176	0.1%	(3)(7)(8)(14)
						3,802	4,001	3,741

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	3/20	3/27	2,310	2,317	2,310	0.2%	(3)(7)(8)(13)
						2,310	2,317	2,310

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 10.3%	2/22	4/34	3,620	2,305	1,859	0.2%	(3)(34)
						3,620	2,305	1,859

Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 9.9%	2/22	7/30	17,233	6,541	3,789	0.3%	(3)(34)
						17,233	6,541	3,789

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.0% Cash	9/21	9/28	126	110	100	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	9/21	9/28	1,230	1,213	1,190	0.1%	(3)(7)(8)(10)
						1,356	1,323	1,290

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	6/22	6/28	1,000	987	989	0.1%	(3)(7)(8)(17)
						1,000	987	989

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	7/21	7/27	25,738	25,222	25,274	2.1%	(7)(8)(10)
						25,738	25,222	25,274

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.9% Cash	11/21	11/29	9,469	9,324	9,289	0.8%	(7)(8)(9)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	649	0.1%	(7)(35)
						9,469	9,855	9,938

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	3/23	5/28	769	746	746	0.1%	(7)
		Common Stock (163.83 shares)	N/A	3/23	N/A		231	231	—%	(7)(35)
						769	977	977

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	9/21	9/27	4,925	4,848	4,877	0.4%	(7)(8)(10)
						4,925	4,848	4,877

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	$12,612	$12,256	$11,955	1.0%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	1,875	1,828	1,786	0.1%	(7)(8)(10)
						14,487	14,084	13,741

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	2/21	12/25	5,511	5,478	5,498	0.5%	(7)(8)(10)
						5,511	5,478	5,498

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	4/21	4/28	6,063	5,966	6,019	0.5%	(7)(8)(10)
						6,063	5,966	6,019

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.8% Cash	11/21	11/27	3,142	3,066	3,151	0.3%	(7)(8)(9)
		Revolver	LIBOR + 5.00%, 9.8% Cash	11/21	11/27	—	(23)	—	—%	(7)(8)(9)
						3,142	3,043	3,151

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.7% Cash	12/22	12/29	1,507	1,348	1,390	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.1% Cash	12/22	12/29	766	746	748	0.1%	(3)(7)(8)(17)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.8% Cash	12/22	12/29	2,231	2,159	2,176	0.2%	(3)(7)(8)(20)
		Second Lien Senior Secured Term Loan	11.5% PIK	12/22	12/30	556	525	542	—%	(3)(7)
						5,060	4,778	4,856

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.3% Cash	3/22	3/28	1,716	1,856	1,523	0.1%	(3)(7)(8)(24)
						1,716	1,856	1,523

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	7/22	7/28	7,209	7,079	6,813	0.6%	(7)(8)(16)
		Revolver	SOFR + 6.50%, 11.4% Cash	7/22	7/28	141	136	127	—%	(7)(8)(16)
						7,350	7,215	6,940

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.0% Cash	8/20	8/27	1,705	1,814	1,657	0.1%	(3)(7)(8)(13)
						1,705	1,814	1,657

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.6% Cash	1/23	1/30	1,655	1,585	1,583	0.1%	(3)(7)(8)(13)
						1,655	1,585	1,583

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	3/21	N/A		2,799	2,597	0.2%	(7)
							2,799	2,597

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	2/21	2/28	1,286	1,271	1,267	0.1%	(7)(8)(10)
						1,286	1,271	1,267

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.5% Cash	3/22	3/29	2,444	2,381	2,383	0.2%	(3)(7)(8)(14)
						2,444	2,381	2,383

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (6,582.7 shares)	11.0% PIK	3/22	N/A		7,892	6,686	0.6%	(7)
							7,892	6,686

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.5% Cash	12/20	12/26	4,205	4,149	4,154	0.3%	(7)(8)(10)
						4,205	4,149	4,154

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.4% Cash	5/22	5/30	13,692	13,441	13,501	1.1%	(7)(8)(17)
		LLC Units (966.99 units)	N/A	5/22	N/A		967	962	0.1%	(7)(35)
						13,692	14,408	14,463

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	$16,000	$14,845	$13,380	1.1%
						16,000	14,845	13,380

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,921,648 shares)	N/A	8/22	N/A		1,922	1,941	0.2%	(3)(7)(35)
							1,922	1,941

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.4% Cash	4/22	4/29	1,759	1,792	1,694	0.1%	(3)(7)(8)(20)
						1,759	1,792	1,694

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	10/22	2/26	1,571	1,518	1,517	0.1%	(7)(8)(16)
						1,571	1,518	1,517

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	5/21	5/27	4,626	4,487	4,626	0.4%	(7)(8)(10)
		Partnership Units (937.5 units)	N/A	5/21	N/A		938	1,179	0.1%	(7)(35)
						4,626	5,425	5,805

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 17.4% Cash	11/21	11/28	4,370	4,053	4,828	0.4%	(7)(8)(10)
		Common Stock (192,000 shares)	N/A	11/21	N/A		370	117	—%	(35)
						4,370	4,423	4,945

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	8/21	8/28	6,826	6,716	6,761	0.6%	(7)(8)(9)
		LP Interest (1,160.9 units)	N/A	8/21	N/A		12	18	—%	(7)(35)
		LP Units (5,104.3 units)	N/A	8/21	N/A		51	77	—%	(7)(35)
						6,826	6,779	6,856

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	12/22	11/28	16,732	16,251	16,257	1.3%	(7)(8)(17)
		Revolver	SOFR + 6.50%, 11.2% Cash	12/22	11/28	—	(73)	(73)	—%	(7)(8)(17)
		Partnership Units (687 units)	N/A	12/22	N/A		687	686	0.1%	(7)(35)
						16,732	16,865	16,870

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.4% Cash	7/22	7/27	2,471	2,505	2,414	0.2%	(3)(7)(8)(23)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 10.2% Cash	7/22	7/27	4,318	4,208	4,208	0.3%	(3)(7)(8)(28)
						6,789	6,713	6,622

GPZN II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.9% Cash, 1.00% PIK	6/22	6/29	468	445	426	—%	(3)(7)(8)(12)
						468	445	426

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.4% Cash	7/22	7/29	752	672	731	0.1%	(3)(7)(8)(13)
						752	672	731

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	10/22	10/29	636	554	613	0.1%	(3)(7)(8)(13)
						636	554	613

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.6% Cash	11/21	8/26	821	790	795	0.1%	(8)(16)
						821	790	795

Gusto Aus BidCo Pty Ltd.	Consumer Non-Cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	10/22	10/28	2,181	2,018	2,119	0.2%	(3)(7)(8)(24)
						2,181	2,018	2,119

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.5% Cash	9/22	9/28	619	570	593	—%	(3)(7)(8)(23)
						619	570	593

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	$1,189	$1,162	$1,170	0.1%	(7)
		Subordinated Term Loan	11.0% PIK	11/21	12/28	9,960	9,776	9,825	0.8%	(7)
						11,149	10,938	10,995

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	8/19	8/25	13,897	13,835	13,740	1.1%	(7)(8)(10)
						13,897	13,835	13,740

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	11/21	11/27	7,368	7,250	7,288	0.6%	(7)(8)(9)
		Revolver	LIBOR + 5.75%, 10.1% Cash	11/21	11/27	—	(41)	(29)	—%	(7)(8)(9)
						7,368	7,209	7,259

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.7% Cash	9/19	9/26	3,290	3,676	3,235	0.3%	(3)(7)(8)(13)
						3,290	3,676	3,235

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.5% Cash	10/22	10/29	5,089	4,465	4,957	0.4%	(3)(7)(8)(13)
						5,089	4,465	4,957

Holland Acquisition Corp.	Energy: Oil & Gas	First Lien Senior Secured Term Loan	LIBOR + 9.00%	2/22	11/22	3,754	—	—	—%	(7)(8)(11) (32)(34)
						3,754	—	—

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	3/21	3/27	3,773	3,720	3,460	0.3%	(7)(8)(16)
						3,773	3,720	3,460

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	4/22	11/28	8,000	7,790	7,834	0.7%	(3)(7)(8)(18)
						8,000	7,790	7,834

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.6% Cash	7/22	7/25	11,514	11,353	11,107	0.9%	(7)(8)(18)
		Revolver	SOFR + 8.50%, 13.6% Cash	7/22	7/25	—	(16)	(41)	—%	(7)(8)(18)
						11,514	11,337	11,066

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.2% Cash	12/18	12/24	5,330	5,279	5,263	0.4%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.8% Cash	12/18	12/24	5,867	5,797	5,800	0.5%	(7)(8)(9)
						11,197	11,076	11,063

Hygie 31 Holding	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.4% Cash	9/22	9/29	1,738	1,500	1,699	0.1%	(3)(7)(8)(15)
						1,738	1,500	1,699

IM Analytics Holding, LLC (d/b/a NVT)	Electronic Instruments & Components	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.5% Cash	11/19	11/23	3,388	3,381	3,333	0.3%	(7)(8)(9)
		Warrants (68,950 units)	N/A	11/19	11/26		—	—	—%	(7)(35)
						3,388	3,381	3,333

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.5% Cash	5/21	4/28	2,716	2,940	2,649	0.2%	(3)(7)(8)(13)
						2,716	2,940	2,649

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.2% Cash	11/21	11/28	2,855	2,904	2,812	0.2%	(3)(7)(8)(14)
						2,855	2,904	2,812

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash	4/21	4/28	6,435	6,797	5,648	0.5%	(3)(7)(8)(14)
						6,435	6,797	5,648

Innovative XCessories & Services, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.5% Cash	2/22	3/27	2,908	2,854	2,386	0.2%	(8)(18)(34)
						2,908	2,854	2,386

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.1% Cash	12/20	12/27	$5,036	$5,520	$5,036	0.4%	(3)(7)(8)(13)
						5,036	5,520	5,036

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.3% Cash	8/22	8/29	1,308	1,193	1,276	0.1%	(3)(7)(8)(13)
						1,308	1,193	1,276

Iqor US Inc.	Services: Business	First Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.3% Cash	2/22	11/24	2,676	2,704	2,654	0.2%	(8)(9)(34)
						2,676	2,704	2,654

Isagenix International, LLC	Wholesale	First Lien Senior Secured Term Loan	LIBOR + 5.75%	2/22	6/25	1,579	1,160	509	—%	(8)(10)(32) (34)
						1,579	1,160	509

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	10/22	10/29	4,665	4,048	4,539	0.4%	(3)(7)(8)(12)
						4,665	4,048	4,539

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.5% Cash	12/21	12/27	8,860	8,478	8,467	0.7%	(7)(8)(17)
		Revolver	SOFR + 6.50%, 11.5% Cash	12/21	12/27	22	(3)	(4)	—%	(7)(8)(17)
		Common Stock (1,433.37 shares)	N/A	1/22	N/A		750	750	0.1%	(7)(35)
						8,882	9,225	9,213

Ivanti Software, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 12.2% Cash	2/22	12/28	6,000	5,989	3,528	0.3%	(8)(10)(34)
						6,000	5,989	3,528

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/19	2/29	4,156	4,085	4,089	0.3%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	11/19	2/29	6,714	6,581	6,606	0.5%	(3)(7)(8)(18)
						10,870	10,666	10,695

Jedson Engineering, Inc.	Engineering & Construction Management	First Lien Loan	12.0% Cash	12/20	6/23	2,650	2,650	2,650	0.2%	(7)(33)
						2,650	2,650	2,650

JetBlue 2019-1 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	8.0% Cash	8/20	11/27	3,609	3,609	3,608	0.3%
						3,609	3,609	3,608

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	5/21	7/24	3,808	3,733	3,610	0.3%	(7)(8)(9)
						3,808	3,733	3,610

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.75%, 10.0% Cash	3/22	3/27	3,541	3,819	3,451	0.3%	(3)(7)(8)(28)
						3,541	3,819	3,451

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	2/22	2/28	2,785	2,738	2,680	0.2%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	3/23	2/28	696	675	675	0.1%	(7)(8)(18)
		Revolver	LIBOR + 5.50%, 10.5% Cash	2/22	2/28	—	(7)	(16)	—%	(7)(8)(10)
		LLC Units (974.68 units)	N/A	2/22	N/A		97	162	—%	(7)(35)
						3,481	3,503	3,501

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.1% Cash	11/20	11/26	5,637	5,527	5,545	0.5%	(7)(8)(11)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	191	—%	(7)(35)
						5,637	5,730	5,736

Kene Acquisition, Inc. (En Engineering)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.4% Cash	8/19	8/26	7,132	7,058	7,021	0.6%	(7)(8)(10)
						7,132	7,058	7,021

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	10/21	10/27	$9,209	$9,064	$9,117	0.8%	(7)(8)(10)
		LLC Units (637,677.11 units)	N/A	10/21	N/A		638	599	—%	(7)(35)
						9,209	9,702	9,716

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.6% Cash	12/20	12/27	8,689	8,547	8,561	0.7%	(7)(8)(17)
						8,689	8,547	8,561

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	12/21	12/28	4,793	4,800	4,562	0.4%	(3)(7)(8)(13)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	6/29	1,524	1,534	1,414	0.1%	(3)(7)
						6,317	6,334	5,976

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.9% Cash	5/22	5/29	709	688	674	0.1%	(3)(7)(8)(17)
		Revolver	SOFR + 5.75%, 10.1% Cash	5/22	11/28	35	35	34	—%	(3)(7)(8)(17)
						744	723	708

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	2/22	2/28	10,250	10,100	10,139	0.8%	(7)(8)(10)
		Revolver	LIBOR + 4.75%, 9.5% Cash	2/22	2/28	—	(37)	(28)	—%	(7)(8)(10)
		LLC Units (52,493.44 units)	N/A	2/22	N/A		52	72	—%	(7)
						10,250	10,115	10,183

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 8.1% Cash	8/20	12/23	134	94	93	—%	(8)(9)
		First Lien Senior Secured Term Loan	3.0% Cash, LIBOR + 10.0% PIK	8/20	12/23	9,228	9,211	8,305	0.7%	(10)
						9,362	9,305	8,398

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	3/23	12,319	10,129	39	—%	(7)(32)(33)
						12,319	10,129	39

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 9.3% Cash	4/22	4/25	20,000	19,864	19,863	1.6%	(7)(8)(17)
						20,000	19,864	19,863

Lifestyle Intermediate II, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.2% Cash	2/22	1/26	3,174	3,174	2,958	0.2%	(7)(8)(10)(34)
		Revolver	LIBOR + 7.00%, 12.2% Cash	2/22	1/26	—	—	(170)	—%	(7)(8)(10)(34)
						3,174	3,174	2,788

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.9% Cash	1/21	12/25	862	856	848	0.1%	(7)(8)(10)
						862	856	848

LogMeIn, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash	2/22	8/27	1,960	1,942	1,109	0.1%	(8)(9)(34)
						1,960	1,942	1,109

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	4/22	9/27	8,001	7,864	6,505	0.5%	(7)(8)(9)
						8,001	7,864	6,505

Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes	LIBOR + 8.77%, 13.6% Cash	2/22	4/34	5,250	5,107	4,453	0.4%	(3)(10)(34)
		Subordinated Structured Notes	Residual Interest, current yield 11.12%	2/22	4/34	13,730	9,391	8,301	0.7%	(3)(34)
						18,980	14,498	12,754

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/28	2,220	2,221	1,913	0.2%	(3)(7)(8)(14)
		Revolver	EURIBOR + 5.00%, 7.8% Cash	12/21	6/27	46	42	25	—%	(3)(7)(8)(13)
						2,266	2,263	1,938

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	2/22	2/28	$10,890	$10,739	$10,756	0.9%	(7)(8)(17)
		Revolver	Prime + 5.50%, 13.5% Cash	2/22	2/28	1,598	1,574	1,577	0.1%	(7)(8)(31)
						12,488	12,313	12,333

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	7/21	6/27	4,160	4,089	4,121	0.3%	(7)(8)(10)
		Partnership Units (746.66 units)	N/A	6/21	N/A		747	906	0.1%	(7)(35)
						4,160	4,836	5,027

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	11/19	11/25	2,896	2,868	2,896	0.2%	(7)(8)(17)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.2% Cash	12/20	11/25	4,002	4,260	4,002	0.3%	(7)(8)(19)
						6,898	7,128	6,898

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.4% Cash	2/22	10/27	9,212	9,809	7,666	0.6%	(3)(8)(21)
						9,212	9,809	7,666

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.0% Cash	11/21	11/29	4,421	4,383	4,001	0.3%	(8)(17)
						4,421	4,383	4,001

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 9.0% Cash	8/22	8/29	2,999	3,129	2,925	0.2%	(3)(7)(8)(30)
		Class A Units (114.4 units)	N/A	8/22	N/A		111	115	—%	(3)(7)(35)
		Class B Units (28,943.8 units)	N/A	8/22	N/A		—	54	—%	(3)(7)(35)
						2,999	3,240	3,094

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	8/21	8/27	909	895	792	0.1%	(7)(8)(9)
		Partnership Units (76.92 units)	N/A	8/21	N/A		77	25	—%	(7)(35)
						909	972	817

Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 9.7% Cash	12/20	12/26	7,709	8,334	7,586	0.6%	(3)(7)(8)(22)
						7,709	8,334	7,586

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.2% Cash	11/20	11/27	1,258	1,316	1,224	0.1%	(3)(7)(8)(21)
						1,258	1,316	1,224

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	8/20	8/26	6,923	6,817	6,849	0.6%	(7)(8)(9)
						6,923	6,817	6,849

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	3/22	3/28	18,635	19,549	17,070	1.4%	(3)(7)(8)(24)
						18,635	19,549	17,070

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.7% Cash	12/21	12/27	5,623	5,543	5,370	0.4%	(7)(8)(9)
		Revolver	LIBOR + 5.50%, 10.3% Cash	12/21	12/27	131	113	72	—%	(7)(8)(10)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	465	—%	(7)(35)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	5	—%	(7)(35)
						5,754	6,166	5,912

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	2/21	2/27	$2,352	$2,327	$2,312	0.2%	(7)(8)(16)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	2/21	2/27	335	331	329	—%	(7)(8)(17)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	11/22	2/27	2,997	2,928	2,932	0.2%	(7)(8)(17)
						5,684	5,586	5,573

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	1/23	1/30	2,109	2,035	2,031	0.2%	(3)(7)(8)(14)
						2,109	2,035	2,031

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 7.4% Cash	10/21	10/28	1,664	1,766	1,631	0.1%	(3)(7)(8)(21)
		Revolver	SONIA + 5.25%, 7.4% Cash	10/21	4/23	189	202	189	—%	(3)(7)(8)(21)
						1,853	1,968	1,820

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4%	3/31	2/29	6,395	6,203	6,203	0.5%	(7)(8)(17)
		Revolver	SOFR + 6.50%, 11.4%	3/31	2/29	—	(33)	(33)	—%	(7)(8)(17)
						6,395	6,170	6,170

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions)	Energy Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.2% Cash	10/18	10/25	4,691	4,682	4,687	0.4%	(7)(8)(9)
						4,691	4,682	4,687

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	10/21	9/27	2,469	2,430	2,443	0.2%	(7)(8)(17)
						2,469	2,430	2,443

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.8% Cash	1/22	1/28	3,446	3,669	3,315	0.3%	(3)(7)(8)(24)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	1/22	1/28	474	450	425	—%	(3)(7)(8)(18)
						3,920	4,119	3,740

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	9/22	10/29	2,182	1,906	2,121	0.2%	(3)(7)(8)(13)
						2,182	1,906	2,121

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	12/21	12/28	5,574	5,478	5,496	0.5%	(7)(8)(17)
		Revolver	SOFR + 5.75%, 10.6% Cash	12/21	12/28	—	(22)	(18)	—%	(7)(8)(17)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	226	—%	(7)(35)
						5,574	5,667	5,704

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	3/22	3/29	3,603	3,541	3,555	0.3%	(7)(8)(17)
		Revolver	SOFR + 5.00%, 9.8% Cash	3/22	3/28	1,116	1,093	1,097	0.1%	(7)(8)(17)
						4,719	4,634	4,652

Offen Inc.	Transportation: Cargo	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.8% Cash	2/22	6/26	3,736	3,699	3,699	0.3%	(7)(9)(34)
						3,736	3,699	3,699

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	6/21	6/28	3,441	3,676	3,243	0.3%	(3)(7)(8)(13)
						3,441	3,676	3,243

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	12/20	12/26	8,408	8,374	8,181	0.7%	(7)(8)(17)
						8,408	8,374	8,181

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.0% Cash	12/19	12/25	2,284	2,262	2,229	0.2%	(3)(7)(8)(11)
						2,284	2,262	2,229

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 7.7% Cash	6/21	5/28	$2,830	$3,154	$2,830	0.2%	(3)(7)(8)(21)
						2,830	3,154	2,830

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.4% Cash	6/21	6/28	360	395	351	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.7% Cash	6/21	6/28	597	584	582	—%	(3)(7)(8)(10)
						957	979	933

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.0% Cash	12/21	12/27	2,258	2,221	2,190	0.2%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	12/22	12/27	2,274	2,209	2,206	0.2%	(7)(8)(17)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	3/23	12/27	4,713	4,572	4,571	0.4%	(7)(8)(17)
		Revolver	LIBOR + 6.00%, 11.0% Cash	12/21	12/27	56	45	43	—%	(7)(8)(10)
		LP Units (347,497 units)	N/A	7/22	N/A		351	360	—%	(7)(35)
						9,301	9,398	9,370

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	7/22	7/29	4,636	4,185	4,312	0.4%	(7)
						4,636	4,185	4,312

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash, 0.75% PIK	12/19	12/26	2,780	2,821	2,708	0.2%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	11/22	10/26	1,500	1,500	1,461	0.1%	(3)(7)(8)(17)
						4,280	4,321	4,169

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.4% Cash	2/20	2/27	2,708	2,676	2,587	0.2%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.4% Cash	2/20	2/27	3,318	3,268	3,169	0.3%	(3)(7)(8)(10)
						6,026	5,944	5,756

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.7% Cash	8/21	8/27	8,318	8,091	8,162	0.7%	(7)(8)(10)
		Class A-2 Partnership Units (28.8 units)	N/A	8/21	N/A		29	45	—%	(7)(35)
						8,318	8,120	8,207

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	5/22	5/27	182	182	177	—%	(3)(7)
		Structured Secured Note - Class B	5.4% Cash	5/22	5/27	182	182	172	—%	(3)(7)
		Structured Secured Note - Class C	5.9% Cash	5/22	5/27	182	182	166	—%	(3)(7)
		Structured Secured Note - Class D	8.5% Cash	5/22	5/27	182	182	161	—%	(3)(7)
		Structured Secured Note - Class E	11.4% Cash	5/22	5/27	9,274	9,274	8,185	0.7%	(3)(7)
						10,002	10,002	8,861

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.7% Cash	12/21	12/27	2,744	2,867	2,700	0.2%	(3)(7)(8)(23)
						2,744	2,867	2,700

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.8% Cash	12/21	12/27	1,230	1,210	1,212	0.1%	(7)(8)(18)
		Revolver	SOFR + 4.75%, 9.8% Cash	12/21	12/27	—	(9)	(8)	—%	(7)(8)(18)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	933	0.1%	(7)(35)
						1,230	1,942	2,137

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash, 4.0% PIK	12/21	6/26	$50,133	$49,056	$49,055	4.1%	(7)(8)(10)
		Warrants - Class A (2.55830 units)	N/A	12/21	N/A		—	301	—%	(7)(35)
		Warrants - Class B (0.86340 units)	N/A	12/21	N/A		—	102	—%	(7)(35)
		Warrants - Class CC (0.08870 units)	N/A	12/21	N/A		—	—	—%	(7)(35)
		Warrants - Class D (0.24710 units)	N/A	12/21	N/A		—	29	—%	(7)(35)
						50,133	49,056	49,487

Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.9% Cash	2/22	7/23	997	997	997	0.1%	(7)(8)(9)(34)
						997	997	997

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.1% Cash	12/20	12/26	12,643	12,473	12,500	1.0%	(7)(8)(10)
						12,643	12,473	12,500

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.0% Cash	6/21	6/28	5,758	5,812	5,758	0.5%	(3)(7)(8)(14)
						5,758	5,812	5,758

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.0% Cash	8/21	7/28	2,789	2,722	2,716	0.2%	(3)(7)(8)(18)
						2,789	2,722	2,716

Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	3/19	3/25	330	329	305	—%	(7)(8)(17)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	3/19	3/25	5,329	5,307	4,919	0.4%	(7)(8)(18)
						5,659	5,636	5,224

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.3% Cash	3/19	10/24	1,813	1,812	1,758	0.1%	(7)(8)(10)
						1,813	1,812	1,758

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	3/22	3/28	1,648	1,620	1,638	0.1%	(7)(8)(11)
		Revolver	LIBOR + 5.75%, 10.8% Cash	3/22	3/28	177	169	175	—%	(7)(8)(11)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	3/22	3/29	81	81	75	—%	(7)
		LLC Units (241,935.48 units)	N/A	3/22	N/A		161	189	—%	(7)(35)
						1,906	2,031	2,077

Proppants Holding, LLC	Energy: Oil & Gas	LLC Units (1,668,106 units)	N/A	2/22	N/A		—	—	—%	(7)(34)(35)
							—	—

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	3/21	3/28	1,479	1,571	1,406	0.1%	(3)(7)(8)(14)
		Revolver	EURIBOR + 5.25%, 8.3% Cash	3/21	3/27	2,128	2,277	2,049	0.2%	(3)(7)(8)(14)
						3,607	3,848	3,455

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.2% Cash	5/22	5/29	888	826	825	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.3% Cash	5/22	5/29	866	844	832	0.1%	(3)(7)(8)(10)
						1,754	1,670	1,657

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 7.4% Cash	9/21	9/26	1,847	1,966	1,769	0.1%	(3)(7)(8)(22)
						1,847	1,966	1,769

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	3/23	3/29	$606	$588	$588	—%	(7)(8)(17)
		Revolver	SOFR + 5.75%, 10.4% Cash	3/23	3/29	—	(7)	(7)	—%	(7)(8)(17)
		Preferred Stock (148 shares)	N/A	3/23	N/A		144	144	—%	(7)(35)
		Common Stock (303,030 shares)	N/A	3/23	N/A		3	3	—%	(7)(35)
						606	728	728

Questel Unite	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.3% Cash	12/20	12/27	6,892	6,818	6,727	0.6%	(3)(7)(8)(10)
						6,892	6,818	6,727

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	11,081	10,665	10,688	0.9%	(7)(8)(18)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	472	405	408	—%	(7)(8)(18)
						11,553	11,070	11,096

RA Outdoors, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.4% Cash	2/22	4/26	12,917	12,658	12,658	1.1%	(7)(8)(17)(34)
		Revolver	SOFR + 6.75%, 11.4% Cash	2/22	4/26	370	370	346	—%	(7)(8)(17)(34)
						13,287	13,028	13,004

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	11/22	11/28	13,204	12,723	12,749	1.1%	(7)(8)(17)
		Revolver	SOFR + 6.50%, 11.4% Cash	11/22	11/28	352	300	304	—%	(7)(8)(17)
		Partnership Units (5,333 units)	N/A	11/22	N/A		533	532	—%	(7)(35)
						13,556	13,556	13,585

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.3% Cash	8/20	7/26	11,501	11,359	11,501	1.0%	(7)(8)(17)
		Partnership Equity (187,235 units)	N/A	3/21	N/A		187	151	—%	(7)(35)
						11,501	11,546	11,652

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.4% Cash	11/21	11/27	4,794	4,698	4,204	0.3%	(7)(8)(10)
		Partnership Equity (197,368.42 units)	N/A	11/21	N/A		197	65	—%	(7)(35)
						4,794	4,895	4,269

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	6/22	12/26	9,729	9,255	9,583	0.8%	(7)(8)(14)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	12/20	12/26	1,440	1,407	1,410	0.1%	(7)(8)(9)
						11,169	10,662	10,993

Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 12.8% Cash	2/22	4/25	5,081	5,107	3,049	0.3%	(7)(8)(10)(34)
						5,081	5,107	3,049

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.3% Cash	4/21	4/29	4,011	3,944	3,967	0.3%	(7)(8)(10)
						4,011	3,944	3,967

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	8/21	6/28	2,971	3,233	2,927	0.2%	(3)(7)(8)(21)
						2,971	3,233	2,927

Rhondda Financing No. 1 DAC	Finance Companies	Structured - Junior Note	N/A	1/23	1/33	9,378	9,382	9,378	0.8%	(3)(7)
						9,378	9,382	9,378

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	12/21	12/28	2,253	2,250	2,107	0.2%	(3)(7)(8)(13)
						2,253	2,250	2,107

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	8/22	8/28	$11,143	$10,900	$10,930	0.9%	(7)(8)(17)
		Revolver	SOFR + 6.00%, 10.6% Cash	8/22	8/28	408	376	380	—%	(7)(8)(17)
						11,551	11,276	11,310

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	10/20	10/25	7,241	7,136	7,160	0.6%	(7)(8)(9)
						7,241	7,136	7,160

RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	SOFR + 7.75%, 12.1% Cash	2/22	9/25	9,279	9,279	8,815	0.7%	(7)(8)(16)(34)
		Revolver	SOFR + 7.75%, 12.1% Cash	2/22	9/25	2,381	2,381	2,183	0.2%	(7)(8)(16)(34)
		Class A Preferred Stock (145.347 shares)	N/A	2/22	N/A		4	—	—%	(7)(34)(35)
		Class B Preferred Stock (145.347 shares)	N/A	2/22	N/A		—	—	—%	(7)(34)(35)
		Class C Preferred Stock (7,844.03 shares)	N/A	2/22	N/A		450	62	—%	(7)(34)(35)
		Common Stock (153 shares)	N/A	2/22	N/A		—	—	—%	(7)(34)(35)
						11,660	12,114	11,060

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	1/19	5/24	9,397	9,397	9,171	0.8%	(7)(8)(10)
						9,397	9,397	9,171

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	12/20	12/26	11,919	11,742	11,785	1.0%	(7)(8)(10)
		Preferred Stock (372.1 shares)	N/A	12/20	N/A		372	491	—%	(7)(35)
						11,919	12,114	12,276

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.5% Cash	6/22	7/29	2,577	2,332	2,498	0.2%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 5.9% Cash	6/22	7/29	4,046	3,740	3,943	0.3%	(3)(7)(8)(29)
						6,623	6,072	6,441

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.6% Cash	3/23	3/28	12,466	11,979	11,978	1.0%	(7)(8)(17)
		Revolver	SOFR + 6.75%, 11.6% Cash	3/23	3/28	177	140	140	—%	(7)(8)(17)
						12,643	12,119	12,118

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	12/21	12/28	1,731	1,699	1,706	0.1%	(7)(8)(17)
		Revolver	SOFR + 5.50%, 10.5% Cash	12/21	12/28	—	(5)	(4)	—%	(7)(8)(17)
						1,731	1,694	1,702

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.2% Cash	5/22	3/29	6,602	6,293	6,477	0.5%	(3)(7)(8)(14)
		Revolver	EURIBOR + 6.00%, 9.2% Cash	5/22	3/29	—	(23)	(15)	—%	(3)(7)(8)(14)
						6,602	6,270	6,462

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	5/22	11/28	475	395	406	—%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	5/22	5/29	499	479	476	—%	(3)(7)(8)(14)
						974	874	882

Serta Simmons Bedding LLC	Home Furnishings	Super Priority First Out	LIBOR + 7.50%, 12.3% Cash	6/20	8/23	7,257	7,229	7,105	0.6%	(8)(10)
		Super Priority Second Out	LIBOR + 7.50%	6/20	8/23	3,562	3,372	2,016	0.2%	(8)(10)(32)
						10,819	10,601	9,121

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Shelf Bidco Ltd.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	12/22	1/30	$34,800	$33,746	$33,759	2.8%	(3)(7)(8)(17)
		Common Stock (1,200,000 shares)	N/A	12/22	NA		1,200	1,200	0.1%	(3)(7)(35)
						34,800	34,946	34,959

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.4% Cash	12/20	12/26	6,921	6,828	6,623	0.5%	(7)(8)(10)
						6,921	6,828	6,623

SMART Financial Operations, LLC	Banking, Finance, Insurance & Real Estate	Preferred Stock (1,000,000 shares)	N/A	2/22	N/A		—	110	—%	(7)(34)(35)
							—	110

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	11/21	10/27	13,673	13,423	13,297	1.1%	(7)(8)(9)
		Revolver	LIBOR + 5.75%, 10.6% Cash	11/21	10/27	—	(18)	(28)	—%	(7)(8)(9)
						13,673	13,405	13,269

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.3% Cash	10/18	10/25	4,524	4,512	4,131	0.3%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.3% Cash	12/20	10/25	614	608	560	—%	(7)(8)(10)
						5,138	5,120	4,691

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	12/20	12/26	11,129	10,981	10,938	0.9%	(7)(8)(17)
						11,129	10,981	10,938

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	5,796	5,178	5,777	0.5%	(3)(7)
						5,796	5,178	5,777

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	12/22	12/29	22,606	22,060	22,072	1.8%	(7)(8)(17)
		Revolver	SOFR + 6.25%, 11.4% Cash	12/22	12/28	—	(47)	(47)	—%	(7)(8)(17)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	519	—%	(7)(35)
						22,606	22,529	22,544

Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 8.00%	2/22	7/31	4,489	2,190	848	0.1%	(3)(34)
						4,489	2,190	848

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	11/22	3/27	1,935	1,887	1,889	0.2%	(7)(8)(17)
		Revolver	Prime + 4.00%, 12.0% Cash	11/22	3/27	16	12	13	—%	(7)(8)(31)
						1,951	1,899	1,902

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	10/22	10/28	6,094	5,779	5,810	0.5%	(7)(8)(16)
		Revolver	SOFR + 5.00%, 9.8% Cash	10/22	10/28	—	(32)	(29)	—%	(7)(8)(16)
						6,094	5,747	5,781

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	12/19	12/26	20,875	20,622	20,493	1.7%	(7)(8)(17)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.3% Cash	12/22	12/26	2,812	2,759	2,761	0.2%	(7)(8)(18)
						23,687	23,381	23,254

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.2% Cash	12/20	11/27	2,514	2,574	2,468	0.2%	(3)(7)(8)(20)
						2,514	2,574	2,468

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.40%, 11.2% Cash	10/21	4/27	2,500	2,471	2,480	0.2%	(3)(7)(8)(17)
						2,500	2,471	2,480

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.7% Cash	12/21	12/27	$13,010	$12,795	$12,858	1.1%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 10.7% Cash	12/21	12/27	—	(29)	(21)	—%	(7)(8)(10)
						13,010	12,766	12,837

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	5/22	N/A		7,945	7,197	0.6%	(7)
							7,945	7,197

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	11/21	10/28	2,013	1,991	1,819	0.2%	(3)(7)(8)(9)
		Revolver	LIBOR + 5.75%, 10.6% Cash	11/21	10/26	809	802	759	0.1%	(3)(7)(8)(9)
						2,822	2,793	2,578

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	7/21	7/28	2,302	2,271	2,233	0.2%	(7)
		Common Stock (1,589 shares)	N/A	7/21	N/A		50	61	—%	(7)(35)
						2,302	2,321	2,294

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	3/22	3/28	11,072	10,857	10,906	0.9%	(7)(8)(16)
		Revolver	SOFR + 5.75%, 10.7% Cash	3/22	3/28	247	231	234	—%	(7)(8)(16)
						11,319	11,088	11,140

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.7% Cash	11/22	11/29	1,678	1,490	1,611	0.1%	(3)(7)(8)(20)
						1,678	1,490	1,611

Team Car Care, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.3% Cash	2/22	6/24	11,715	11,715	11,598	1.0%	(7)(8)(10)(34)
						11,715	11,715	11,598

Team Services Group	Services: Consumer	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.9% Cash	2/22	12/27	9,812	9,812	9,518	0.8%	(8)(11)(34)
		Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 13.9% Cash	2/22	12/28	5,000	4,975	4,700	0.4%	(7)(8)(11)(34)
						14,812	14,787	14,218

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	11/21	11/28	3,787	3,761	3,695	0.3%	(3)(7)(8)(13)
		Revolver	EURIBOR + 5.50%, 8.7% Cash	11/21	5/28	206	189	194	—%	(3)(7)(8)(13)
						3,993	3,950	3,889

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	12/21	12/23	879	867	870	0.1%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	5,417	5,339	5,363	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	—	(16)	(11)	—%	(7)(8)(10)
						6,296	6,190	6,222

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	4/22	4/28	266	262	262	—%	(7)
		Partnership Equity (24,358.97 units)	N/A	4/22	N/A		239	230	—%	(7)(35)
						266	501	492

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.2% Cash	10/21	12/27	836	780	794	0.1%	(7)(8)(10)
		Revolver	LIBOR + 4.25%, 9.2% Cash	10/21	12/27	—	(11)	(10)	—%	(7)(8)(10)
		Subordinated Term Loan	LIBOR + 7.75%, 12.7% Cash	10/21	10/28	3,424	3,368	3,388	0.3%	(7)(8)(11)
						4,260	4,137	4,172

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Cleaver-Brooks Company, Inc.	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.4% Cash	7/22	7/28	$25,909	$25,439	$25,512	2.1%	(7)(8)(16)
		Revolver	SOFR + 5.50%, 10.4% Cash	7/22	7/28	—	(57)	(49)	—%	(7)(8)(16)
		Subordinated Term Loan	11.0% PIK	7/22	7/29	5,978	5,862	5,875	0.5%	(7)
						31,887	31,244	31,338

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	12/19	12/26	1,962	1,920	1,911	0.2%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	12/19	12/25	5,638	5,549	5,558	0.5%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	12/19	12/26	14,375	14,159	14,172	1.2%	(7)(8)(9)
						21,975	21,628	21,641

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.4% Cash	4/22	4/30	12,522	12,295	12,355	1.0%	(7)(8)(17)
		Partnership Equity (676,880.98 units)	N/A	4/22	N/A		677	951	0.1%	(7)(35)
						12,522	12,972	13,306

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.0% Cash	11/19	8/25	6,035	5,918	5,742	0.5%	(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.0% Cash, 5.0% PIK	7/22	8/25	3,605	3,605	3,605	0.3%	(7)(8)(10)
						9,640	9,523	9,347

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 11.7% Cash	12/22	12/29	4,606	4,453	4,502	0.4%	(3)(7)(8)(25)
		Revolver	CDOR + 6.75%, 11.7% Cash	12/22	12/28	—	(8)	(8)	—%	(3)(7)(8)(25)
						4,606	4,445	4,494

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	2/20	2/25	6,035	5,993	6,035	0.5%	(7)(8)(18)
						6,035	5,993	6,035

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.2% Cash	8/18	12/24	11,171	11,137	11,026	0.9%	(7)(8)(10)
						11,171	11,137	11,026

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	2/21	2/27	14,726	14,566	14,548	1.2%	(7)(8)(10)
						14,726	14,566	14,548

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/19	12/26	19,256	18,971	18,967	1.6%	(7)(8)(17)
						19,256	18,971	18,967

True Religion Apparel, Inc.	Retail	Preferred Unit (2.8 units)	N/A	2/22	N/A		—	—	—%	(7)(34)(35)
		Common Stock (2.71 shares)	N/A	2/22	N/A		—	—	—%	(7)(34)(35)
							—	—

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	9/18	9/23	3,789	3,770	3,752	0.3%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	9/18	9/23	3,109	3,099	3,078	0.3%	(7)(8)(10)
		Class A LLC Units (440.97 units)	N/A	9/18	N/A		481	888	0.1%	(7)
						6,898	7,350	7,718

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	9.3% PIK	3/22	3/27	11,916	11,724	11,700	1.0%	(3)(7)(8)
						11,916	11,724	11,700

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.4% Cash	12/22	12/28	$637	$592	$595	—%	(7)(8)(17)
		Revolver	SOFR + 4.75%, 10.4% Cash	12/22	12/28	—	(3)	(3)	—%	(7)(8)(17)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	5	—%	(7)(35)
						637	594	597

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	11/21	12/25	8,315	8,181	8,170	0.7%	(7)(8)(10)
						8,315	8,181	8,170

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	7/21	9/26	4,962	4,892	4,899	0.4%	(7)(8)(17)
						4,962	4,892	4,899

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	9/20	9/27	11,239	11,452	9,958	0.8%	(3)(7)(8)(20)
						11,239	11,452	9,958

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	6/22	6/29	906	871	853	0.1%	(3)(7)(8)(20)
						906	871	853

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.2% Cash	4/22	3/29	1,772	1,698	1,686	0.1%	(3)(7)(8)(14)
						1,772	1,698	1,686

Unither (Uniholding)	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.2% Cash	3/23	3/30	2,059	1,950	1,983	0.2%	(3)(7)(8)(13)
						2,059	1,950	1,983

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	11/18	11/24	16,161	16,023	15,488	1.3%	(7)(8)(16)
						16,161	16,023	15,488

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 7.5% Cash	9/20	9/27	1,630	1,713	1,584	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.4% Cash	2/21	9/27	970	970	943	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	2/21	9/27	2,547	2,497	2,476	0.2%	(3)(7)(8)(10)
						5,147	5,180	5,003

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash	7/19	5/25	4,783	4,720	4,716	0.4%	(7)(8)(9)
						4,783	4,720	4,716

Velocity Pooling Vehicle, LLC	Automotive	Common Stock (4,676 shares)	N/A	2/22	N/A		60	2	—%	(7)(34)(35)
		Warrants (5,591 units)	N/A	2/22	N/A		72	3	—%	(7)(34)(35)
							132	5

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 9.9% Cash	3/22	1/29	3,855	4,054	3,646	0.3%	(3)(7)(8)(21)
						3,855	4,054	3,646

Vision Solutions Inc.	Business Equipment & Services	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 12.1% Cash	2/22	4/29	6,500	6,497	5,121	0.4%	(8)(10)(34)
						6,500	6,497	5,121

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	4,286	4,286	3,602	0.3%	(7)
						4,286	4,286	3,602

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	6/21	6/28	7,605	7,486	7,377	0.6%	(7)(8)(10)
		Partnership Units (16,442.9 units)	N/A	6/21	N/A		164	310	—%	(7)(35)
						7,605	7,650	7,687

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/27	$10,736	$2,583	$73	—%	(3)(34)(35)
						10,736	2,583	73

VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 5.35%	2/22	7/28	11,088	3,242	1,085	0.1%	(3)(34)
						11,088	3,242	1,085

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.2% Cash	10/20	6/25	5,947	5,934	5,769	0.5%	(7)(8)(10)
						5,947	5,934	5,769

Walker Edison Furniture Company LLC	Consumer Goods: Durable	Common Stock (2,819.53 shares)	N/A	2/22	N/A		3,598	—	—%	(7)(34)(35)
							3,598	—

Watermill-QMC Midco, Inc.	Automotive	Equity (1.62% Partnership Interest)	N/A	2/22	N/A		—	—	—%	(7)(34)(35)
							—	—

Wawona Delaware Holdings, LLC	Beverage & Food	First Lien Senior Secured Term Loan	LIBOR + 4.75%	2/22	9/26	45	41	30	—%	(10)(32)(34)
						45	41	30

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	9/22	10/29	13,162	12,660	12,967	1.1%	(7)
						13,162	12,660	12,967

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.9% Cash	2/23	2/29	12,677	12,177	12,170	1.0%	(7)(8)(17)
		Revolver	SOFR + 7.00%, 11.9% Cash	2/23	2/29	—	(74)	(75)	—%	(7)(8)(17)
		LP Units (63,087.10 units)	N/A	2/23	N/A		631	631	0.1%	(7)(35)
						12,677	12,734	12,726

Wok Holdings Inc.	Retail	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.3% Cash	2/22	3/26	48	48	43	—%	(8)(9)(34)
						48	48	43

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	12/21	12/27	5,428	5,340	4,880	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 10.9% Cash	12/21	12/27	1,786	1,750	1,560	0.1%	(7)(8)(10)
		Common Stock (1,663.31 shares)	N/A	12/21	N/A		1,663	994	0.1%	(7)(35)
						7,214	8,753	7,434

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash	9/20	1/26	8,894	8,781	8,813	0.7%	(7)(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.1% Cash	1/20	1/26	2,462	2,420	2,428	0.2%	(7)(8)(9)
						11,356	11,201	11,241

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	10/22	10/28	14,338	13,939	13,974	1.2%	(7)(8)(17)
		Revolver	SOFR + 6.00%, 10.8% Cash	10/22	10/28	1,118	1,062	1,066	0.1%	(7)(8)(17)
						15,456	15,001	15,040

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	5/22	5/29	5,804	5,620	5,619	0.5%	(3)(7)(8)(20)
		Subordinated Term Loan	11.0% PIK	5/22	5/29	2,963	2,873	2,891	0.2%	(3)(7)
		Common Stock (45,665,825 shares)	N/A	5/22	N/A		565	565	—%	(3)(7)(35)
						8,767	9,058	9,075

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	2/22	2/28	$4,030	$3,974	$3,980	0.3%	(7)(8)(10)
		Revolver	LIBOR + 4.75%, 9.9% Cash	2/22	2/28	—	(14)	(11)	—%	(7)(8)(10)
		LLC Units (152.69 units	N/A	2/22	N/A		153	198	—%	(7)(35)
						4,030	4,113	4,167

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.4% Cash	3/22	3/29	5,983	6,160	5,614	0.5%	(3)(7)(8)(18)
						5,983	6,160	5,614

Subtotal Non–Control / Non–Affiliate Investments (176.0%)						2,270,094	2,251,986	2,120,776

Affiliate Investments: (4)
1888 Industrial Services, LLC	Energy: Oil & Gas	First Lien Senior Secured Term Loan	LIBOR + 5.00%	2/22	5/23	4,372	419	—	—%	(7)(8)(10) (32)(34)
		Revolver	LIBOR + 5.00%	2/22	5/23	1,621	1,498	1,104	0.1%	(7)(8)(10) (32)(34)
		Warrants (7,546.76 units)	N/A	2/22	N/A		—	—	—%	(7)(34)(35)
						5,993	1,917	1,104

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	LIBOR + 7.25%	7/21	7/28	4,364	4,260	4,364	0.4%	(7)(9)
		Second Lien Senior Secured Term Loan	7.5% Cash	7/21	7/28	4,545	4,509	4,545	0.4%	(7)
		LLC Units (89,447,396 units)	N/A	7/21	N/A		93,230	143,116	11.9%	(7)
						8,909	101,999	152,025

Hylan Datacom & Electrical LLC	Construction & Building	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.8% Cash	2/22	3/26	3,917	3,689	3,917	0.3%	(7)(8)(17)
		Second Lien Senior Secured Term Loan	SOFR + 10.00%, 14.8% Cash	2/22	3/27	4,239	4,239	4,239	0.4%	(7)(8)(17)
		Common Stock (102,144 shares)	N/A	2/22	N/A		5,219	4,551	0.4%	(7)(35)
						8,156	13,147	12,707

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/19	N/A		35,158	40,930	3.4%	(3)
							35,158	40,930

Kemmerer Operations, LLC	Metals & Mining	First Lien Senior Secured Term Loan	15.0% PIK	2/22	6/25	1,715	1,715	1,715	0.1%	(7)(34)
		Common Stock (6.78 shares)	N/A	2/22	N/A		1,589	1,793	0.1%	(7)(34)(35)
						1,715	3,304	3,508

Rocade Holdings LLC	Other Financial	Preferred LP Units (45,000 units)	SOFR + 6.0% PIK	2/23	N/A		45,000	45,000	3.7%	(7)
		LP Units (23.8 units)	N/A	2/23	N/A		—	—	—%	(7)(35)
							45,000	45,000

Sierra Senior Loan Strategy JV I LLC	Joint Venture	89.01% Member Interest	N/A	2/22	N/A		50,221	39,814	3.3%	(3)(34)
							50,221	39,814

Thompson Rivers LLC	Investment Funds & Vehicles	16% Member Interest	N/A	6/20	N/A		37,515	22,024	1.8%	(35)
							37,515	22,024

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		22,520	19,021	1.6%	(3)
							22,520	19,021

Subtotal Affiliate Investments (27.9%)						24,773	310,781	336,133

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	LIBOR + 9.10%, 14.2% Cash	2/22	1/25	$5,647	$5,647	$5,647	0.5%	(7)(8)(9)(34)
		First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/25	26,692	9,628	8,808	0.7%	(7)(32)(34)
		LLC Units (44.6 units)	N/A	2/22	N/A		—	—	—%	(7)(34)(35)
						32,339	15,275	14,455

MVC Automotive Group GmbH	Automotive	Bridge Loan (4.5% Cash, 1.5% PIK)	4.5% Cash, 1.5% PIK	12/20	12/24	7,149	7,149	7,149	0.6%	(3)(7)(33)
		Common Equity interest (18,000 shares)	N/A	12/20	N/A		9,553	13,011	1.1%	(3)(7)(33)(35)
						7,149	16,702	20,160

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	3/21	N/A		225	42	—%	(3)(33)(35)
		Limited Partnership Interest (71,790.4 units)	N/A	3/21	N/A		8,899	1,677	0.1%	(3)(33)(35)
							9,124	1,719

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	5/24	6,020	6,020	6,020	0.5%	(3)(7)(33)
		Senior Subordinated Term Loan	3.1% PIK	12/20	5/24	10,680	10,680	10,680	0.9%	(3)(7)(33)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	2,052	2,164	2,052	0.2%	(3)(7)(33)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	467	—%	(3)(7)(33)(35)
		Common Stock Series B (1,236 shares	N/A	12/20	N/A		35,192	43,652	3.6%	(3)(7)(33)(35)
						18,752	54,616	62,871

Subtotal Control Investments (8.2%)						58,240	95,717	99,205

Total Investments, March 31, 2023 (212.1%)*						$2,353,107	$2,658,484	$2,556,114
Derivative Instruments

Credit Support Agreements
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$13,272	$(328)
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	45,400	1,000

Total Credit Support Agreements, March 31, 2023			$123,000	$58,672	$672
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
(b)      The Company and Barings LLC (“Barings” or the “Adviser”) entered into the MVC Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 or (2) the date on which the entire MVC Reference Portfolio has been realized or written off.
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreements.
(e)     The Sierra Credit Support Agreement covers all of the investments acquired by the Company from Sierra Income Corporation (“Sierra”) in connection with the Sierra Merger (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from Sierra in connection with the Sierra Merger (collectively, the “Sierra Reference Portfolio”). Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (34).
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$3,983	$2,681	Bank of America, N.A.	04/11/23	$(12)
Foreign currency forward contract (AUD)	$912	A$1,348	BNP Paribas SA	04/11/23	9
Foreign currency forward contract (AUD)	$47,386	A$70,419	Citibank, N.A.	04/11/23	210

Foreign currency forward contract (CAD)	$130	C$178	Bank of America, N.A.	04/11/23	(2)
Foreign currency forward contract (CAD)	$6,865	C$9,339	Fifth Third Bank	04/11/23	(37)

Foreign currency forward contract (DKK)	63kr.	$9	HSBC Bank USA	04/11/23	—
Foreign currency forward contract (DKK)	$336	2,332kr.	Bank of America, N.A.	04/11/23	(5)

Foreign currency forward contract (EUR)	€30,414	$32,551	Bank of America, N.A.	04/11/23	505
Foreign currency forward contract (EUR)	€109,735	€102,649	Bank of America, N.A.	04/11/23	(1,831)
Foreign currency forward contract (EUR)	$5,655	€5,268	HSBC Bank USA	04/11/23	(70)

Foreign currency forward contract (NZD)	NZ$2,500	$1,562	Bank of America, N.A.	04/11/23	2
Foreign currency forward contract (NZD)	$168	NZ$267	Bank of America, N.A.	04/11/23	1
Foreign currency forward contract (NZD)	$9,644	NZ$15,333	Citibank, N.A.	04/11/23	50

Foreign currency forward contract (NOK)	kr896	$82	HSBC Bank USA	04/11/23	3
Foreign currency forward contract (NOK)	$4,050	kr39,732	Bank of America, N.A.	04/11/23	255
Foreign currency forward contract (NOK)	$65	kr645	Citibank, N.A.	04/11/23	4

Foreign currency forward contract (GBP)	£1,500	$1,852	Bank of America, N.A.	04/11/23	3
Foreign currency forward contract (GBP)	£7,000	$8,436	HSBC Bank USA	04/11/23	220
Foreign currency forward contract (GBP)	$47,147	£38,899	Citibank, N.A.	04/11/23	(957)

Foreign currency forward contract (SEK)	$217	2,247kr	Citibank, N.A.	04/11/23	—

Foreign currency forward contract (CHF)	$4,194	3,841Fr.	Bank of America, N.A.	04/11/23	(14)
Foreign currency forward contract (CHF)	$437	400Fr.	HSBC Bank USA	04/11/23	(1)
Total Foreign Currency Forward Contracts, March 31, 2023					$(1,667)

*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. The Company’s external investment adviser, Barings, determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of March 31, 2023 represented 212.1% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 26.4% of total investments at fair value as of March 31, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the three months ended March 31, 2023 were as follows:

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
1888 Industrial Services, LLC(d)	First Lien Senior Secured Term Loan (LIBOR + 5.00%)(e)	$—	$—	$—	$—	$—	$—	$31
	Revolver (LIBOR + 5.00%)(e)	1,263	—	—		(159)	1,104	99
	Warrants (7,546.76 units)	—	—	—	—	—	—	—
		1,263	—	—	—	(159)	1,104	130

Eclipse Business Capital, LLC(d)	Revolver (LIBOR + 7.25%)	5,273	—	(905)	—	(4)	4,364	162
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	1	—	—	(1)	4,545	86
	LLC units (89,447,396 units)	135,066	—	—	—	8,050	143,116	2,962
		144,884	1	(905)	—	8,045	152,025	3,210

Hylan Datacom & Electrical LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 12.8% Cash)	3,917	18	—	—	(18)	3,917	149
	Second Lien Senior Secured Term Loan (SOFR + 10.00%, 14.8% Cash)	4,098	141	—	—	—	4,239	162
	Common Stock (102,144 shares)	4,496	—	—	—	55	4,551	—
		12,511	159	—	—	37	12,707	311

Jocassee Partners LLC	9.1% Member Interest	40,088	—	—	—	842	40,930	1,427
		40,088	—	—	—	842	40,930	1,427

Kemmerer Operations, LLC(d)	First Lien Senior Secured Term Loan (15.0% PIK)	1,565	150	—	—	—	1,715	62
	Common Stock (6.78 shares)	1,181	—	—	—	612	1,793	—
		2,746	150	—	—	612	3,508	62

Rocade Holdings LLC(d)	Preferred LP Units (45,000 units)	—	45,000	—	—	—	45,000	734
	LP Units (23.8 units)	—	—	—	—	—	—	—
		—	45,000	—	—	—	45,000	734

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	37,950	—	—	—	1,864	39,814	1,204
		37,950	—	—	—	1,864	39,814	1,204

Thompson Rivers LLC	16.0% Member Interest	30,339	—	(9,106)	—	791	22,024	—
		30,339	—	(9,106)	—	791	22,024	—

Waccamaw River LLC	20% Member Interest	20,212	—	—	—	(1,191)	19,021	720
		20,212	—	—	—	(1,191)	19,021	720

Total Affiliate Investments		$289,993	$45,310	$(10,011)	$—	$10,841	$336,133	$7,798
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
(e) Non-accrual investment.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2023 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (LIBOR + 9.10%, 13.5% Cash)	$5,647	$—	$—	$—	$—	$5,647	$191
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	9,147	—	—	—	(339)	8,808	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		14,794	—	—	—	(339)	14,455	191

MVC Automotive Group GmbH(d)	Bridge Loan (4.5% Cash, 1.5% PIK)	7,149	—	—	—	—	7,149	107
	Common Equity Interest (18,000 Shares)	9,675	—	—	—	3,336	13,011	—
		16,824	—	—	—	3,336	20,160	107

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	45	—	—	—	(3)	42	50
	Limited Partnership Interest (71,790.4 units)	1,793	—	—	—	(116)	1,677	—
		1,838	—	—	—	(119)	1,719	50

Security Holdings B.V(d)	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/24)	6,020	—	—	—	—	6,020	75
	Senior Subordinated Term Loan (3.1% PIK, Acquired 12/20, Due 05/24)	10,534	146	—	—	—	10,680	93
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK, Acquired 04/21, Due 04/25)	2,015	—	—	—	37	2,052	81
	Common Stock Series A (17,100 shares, Acquired 02/22)	575	—	—	—	(108)	467	—
	Common Stock Series B (1,236 shares, Acquired 12/20)	53,728	—	—	—	(10,076)	43,652	—
		72,872	146	—	—	(10,147)	62,871	249

Total Control Investments		$106,328	$146	$—	$—	$(7,269)	$99,205	$597
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
(e) Non-accrual investment.
(6)All of the investment is or will be encumbered as security for the Company’s $1.1 billion senior secured credit facility with ING Capital LLC initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”).
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month LIBOR, which as of March 31, 2023 was 4.85771%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of March 31, 2023 was 5.19271%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of March 31, 2023 was 5.31300%.
(12)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2023 was 2.91500%.
(13)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2023 was 3.03800%.
(14)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2023 was 3.34100%.
(15)The interest rate on these loans is subject to 12 Month EURIBOR, which as of March 31, 2023 was 3.62200%.
(16)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2023 was 4.80247%.
(17)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2023 was 4.90855%.
(18)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2023 was 4.89968%.
(19)The interest rate on these loans is subject to 1 Month SONIA, which as of March 31, 2023 was 4.16870%.
(20)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2023 was 4.29870%.
(21)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2023 was 4.46810%.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)
(22)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2023 was 3.63340%.
(23)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2023 was 3.71500%.
(24)The interest rate on these loans is subject to 6 Month BBSY, which as of March 31, 2023 was 3.78750%.
(25)The interest rate on these loans is subject to 1 Month CDOR, which as of March 31, 2023 was 4.95000%.
(26)The interest rate on these loans is subject to 3 Month CDOR, which as of March 31, 2023 was 5.02750%.
(27)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2023 was 3.36400%.
(28)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2023 was 5.15000%.
(29)The interest rate on these loans is subject to 6 Month SARON, which as of March 31, 2023 was 1.41862%.
(30)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2023 was 3.38000%.
(31)The interest rate on these loans is subject to Prime, which as of March 31, 2023 was 8.00000%.
(32)Non-accrual investment.
(33)Investment was purchased as part of the MVC Acquisition and is part of the MVC Reference Portfolio for purposes of the MVC Credit Support Agreement.
(34)Investment was purchased as part of the Sierra Merger and is part of the Sierra Reference Portfolio for purposes of the Sierra Credit Support Agreement.
(35)Investment is non-income producing.

See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	7/19	7/25	$16,307	$16,124	$16,307	1.3%	(7)(8)(16)
						16,307	16,124	16,307

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	9/29	12,500	12,500	12,500	1.0%	(3)(7)
						12,500	12,500	12,500

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	1/22	N/A		5,000	5,403	0.4%	(7)(34)
		Class B Convertible Preferred Equity (1,667 shares)	N/A	12/22	N/A		1,667	1,667	0.1%	(7)(34)
							6,667	7,070

Accelerate Learning, Inc.	Education Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	12/18	12/24	7,568	7,511	7,480	0.6%	(7)(8)(10)
						7,568	7,511	7,480

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	8/21	7/27	2,500	2,447	2,436	0.2%	(3)(7)(8)(11)
						2,500	2,447	2,436

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	4/22	3/28	12,265	12,099	12,069	1.0%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 10.8% Cash	4/22	3/28	1,152	1,122	1,116	0.1%	(7)(8)(10)
		Common Stock (437,623.30 shares)	N/A	4/22	N/A		438	436	—%	(7)(34)
						13,417	13,659	13,621

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	3/22	10/26	7,716	7,782	7,276	0.6%	(3)(7)(8)(14)
						7,716	7,782	7,276

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 9.25%, 14.0% Cash	8/21	10/27	5,500	5,184	4,180	0.3%	(3)(7)(8)(10)
						5,500	5,184	4,180

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	671	0.1%	(7)(34)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	173	—%	(7)(34)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	—	—%	(7)(34)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	—	—%	(7)(34)
							363	844

Air Canada 2020-2 Class B Pass Through Trust	Airlines	Structured Secured Note - Class B	9.0% Cash	9/20	10/25	4,841	4,841	4,816	0.4%
						4,841	4,841	4,816

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	6/21	7/27	12,875	12,671	12,722	1.0%	(7)(8)(10)
						12,875	12,671	12,722

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.2% Cash	4/21	4/29	6,460	6,339	6,215	0.5%	(7)(8)(10)
		Partnership Units (348.68 units)	N/A	4/21	N/A		349	798	0.1%	(7)(34)
						6,460	6,688	7,013

Alpine SG, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	2/22	11/27	23,139	22,678	22,677	1.9%	(7)(8)(15)(33)
						23,139	22,678	22,677

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 13.3% Cash	5/21	5/29	$18,156	$17,692	$16,704	1.4%	(8)(9)
						18,156	17,692	16,704

Amalfi Midco	Healthcare	Subordinated Loan Notes	LIBOR + 2.00%, 6.8% Cash, 9.0% PIK	9/22	9/28	4,784	4,451	4,303	0.4%	(3)(7)(10)
		Class B Common Stock (93,165,208 shares)	N/A	9/22	N/A		1,040	1,121	0.1%	(3)(7)(34)
		Warrants (380,385 units)	N/A	9/22	N/A		4	426	—%	(3)(7)(34)
						4,784	5,495	5,850

AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 13.00%	2/22	4/31	7,222	4,445	3,190	0.3%	(3)(33)
						7,222	4,445	3,190

AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 13.01%	2/22	10/31	2,000	1,860	1,423	0.1%	(3)(33)
						2,000	1,860	1,423

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	2,268	2,205	2,222	0.2%	(7)(8)(9)
		Revolver	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	136	125	128	—%	(7)(8)(9)
						2,404	2,330	2,350

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Note	10.0% Cash, 5.0% PIK	8/20	8/25	15,124	14,392	14,368	1.2%
						15,124	14,392	14,368

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	11/28	2,380	2,382	2,330	0.2%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	12/28	738	790	723	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	4/22	10/28	5,744	5,745	5,623	0.5%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash	6/22	10/28	1,019	1,019	997	0.1%	(3)(7)(8)(10)
		Revolver	EURIBOR + 6.00%, 7.7% Cash	4/22	10/23	—	(5)	(8)	—%	(3)(7)(8)(13)
						9,881	9,931	9,665

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 11.6% Cash	2/19	2/25	13,389	13,269	11,006	0.9%	(7)(8)(9)
						13,389	13,269	11,006

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	7/22	7/29	2,101	1,952	2,044	0.2%	(3)(7)(8)(13)
						2,101	1,952	2,044

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.7% Cash	1/20	1/27	1,753	1,876	1,753	0.1%	(3)(7)(8)(19)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	1/20	7/27	267	285	266	—%	(3)(7)
						2,020	2,161	2,019

Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 22.55%	2/22	10/30	18,358	6,934	6,635	0.5%	(3)(33)
						18,358	6,934	6,635

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 10.3% Cash	4/22	3/30	2,104	2,279	2,073	0.2%	(3)(7)(8)(21)
						2,104	2,279	2,073

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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
(b)      The Company and Barings entered into the MVC Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 or (2) the date on which the entire MVC Reference Portfolio has been realized or written off.
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreements.
(e)     The Sierra Credit Support Agreement covers all of the investments acquired by the Company from Sierra in connection with the Sierra Merger (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the Sierra Reference Portfolio. Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (33).
(f)      The Company and Barings entered into the Sierra Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $100.0 million.
(g) Settlement Date means the earlier of (1) April 1, 2032 or (2) the date on which the entire Sierra Reference Portfolio has been realized or written off.

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to LIBOR, SOFR, EURIBOR, BBSY, STIBOR, CDOR, SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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
December 31, 2022
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
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
(6)All of the investment is or will be encumbered as security for the Company's $1.1 billion senior secured credit facility with ING Capital LLC initially entered into in the February 2019 Credit Facility.
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
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. On August 2, 2018, the Company entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) and became an externally-managed BDC managed by Barings LLC (“Barings” or the “Adviser”). An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the New Barings BDC Advisory Agreement (as defined in “Note 2 – Agreements and Related Party Transactions”) and reimburses Barings, in its role as the Company’s administrator, for its provision of administrative services to the Company pursuant to the Administration Agreement. See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Company’s investment advisory agreement and administration agreement.
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in “Note 3 – Investments”, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Purchase Programs
In connection with the completion of the Company’s acquisition of MVC on December 23, 2020 (the “MVC Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program occurred during the 12-month period commencing upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and were made in accordance with applicable legal, contractual and regulatory requirements. The MVC repurchase program terminated on May 6, 2022. Prior to its termination, the Company repurchased a total of 207,677 shares of common stock in the open market under the MVC repurchase program at an average price of $10.14 per share, including broker commissions.
In connection with the completion of the Company’s acquisition of Sierra on February 25, 2022 (the “Sierra Merger”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program occurred during the 12-month period commencing on April 1, 2022 and were made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as subject to compliance with the Company’s covenant and regulatory requirements. During the year ended December 31, 2022, the Company repurchased the maximum amount of $30.0 million of common stock authorized under the Sierra share repurchase program. In total under the Sierra share repurchase program, the Company repurchased a total of 3,179,168 shares of common stock in the open market under the authorized program at an average price of $9.44 per share, including broker commissions.
On February 23, 2023, the Board authorized a new 12-month share repurchase program. Under the program, the Company may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2023, the Company did not repurchase any shares.
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
In connection with the Sierra Merger, on February 25, 2022, the Company entered into a second amended and restated investment advisory agreement (the “New Barings BDC Advisory Agreement”) with the Adviser, which increased the hurdle rate applicable to the income incentive fee from 2.0% to 2.0625% per quarter (or from 8.0% to 8.25% annualized) and therefore increased the catch-up amount that is used in calculating the income incentive fee to correspond to the increase in the hurdle rate. All other terms and provisions of the Amended and Restated Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the other fees payable to the Adviser, remained unchanged under the New Barings BDC Advisory Agreement.

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
For the three months ended March 31, 2023 and March 31, 2022, the Base Management Fee determined in accordance with the terms of the New Barings BDC Advisory Agreement was approximately $7.9 million and $5.9 million, respectively. As of March 31, 2023, the Base Management Fee of $7.9 million for the three months ended March 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Base Management Fee of $8.0 million for the three months ended December 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
Incentive Fee
The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on the Company’s income (the “Income-Based Fee”) and a portion is based on the Company’s capital gains (the “Capital Gains Fee”), each as described below:
(i) The Income-Based Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
(B) 100% of the Company’s aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.578125% (10.3125% annualized) by the aggregate of the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Quarters; and
(C) For any quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Income-Based Fee shall equal 20% of the amount of the Company’s aggregate Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Hurdle Amount and Catch-Up Amount will have been achieved.
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
For the three months ended March 31, 2023 and March 31, 2022, the Income-Based Fee determined in accordance with the terms of the New Barings BDC Advisory Agreement was $9.6 million and $4.8 million, respectively. As of March 31, 2023, the Income-Based Fee of $9.6 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three months ended March 31, 2023 or 2022.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.7 million and $1.0 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of March 31, 2023, the administrative expenses of $0.7 million for the three months ended March 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the administrative expenses of $0.7 million incurred for the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
When the Company and the Adviser entered into the MVC Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet. In addition, the MVC Credit Support Agreement is accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and is included in “Credit support agreements” in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
Sierra Credit Support Agreement
In connection with the Sierra Merger on February 25, 2022, promptly following the closing of the Company’s merger with Sierra, the Company entered into a Credit Support Agreement (the “Sierra Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. A summary of the material terms of the Sierra Credit Support Agreement are as follows:
•The Sierra Credit Support Agreement covers all of the investments in the Sierra Reference Portfolio.
•The Adviser has an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the Sierra Reference Portfolio less (2) the aggregate realized and unrealized gains on the Sierra Reference Portfolio, in each case from the date of the closing of the Company’s merger with Sierra through the Sierra Designated Settlement Date (up to a $100.0 million cap) (such amount, the “Covered Losses”). For purposes of the Sierra Credit Support Agreement, “Sierra Designated Settlement Date” means the earlier of (1) April 1, 2032 and (2) the date on which the entire Sierra Reference Portfolio has been realized or written off. No credit support is required to be made by the Adviser to the Company under the Sierra Credit Support Agreement if the aggregate realized and unrealized gains on the Sierra Reference Portfolio exceed realized and unrealized losses of the Sierra Reference Portfolio on the Sierra Designated Settlement Date.
•The Adviser will settle any credit support obligation under the Sierra Credit Support Agreement as follows. If the Covered Losses are greater than $0.00, then, in satisfaction of the Adviser’s obligation set forth in the Sierra Credit Support Agreement, the Adviser will irrevocably waive during the Waiver Period (as defined below) (1) the incentive fees payable under the New Barings BDC Advisory Agreement (including any incentive fee calculated on an annual basis during the Waiver Period), and (2) in the event that Covered Losses exceed such incentive fee, the base management fees payable under the New Barings BDC Advisory Agreement. The “Waiver Period” means the four quarterly measurement periods immediately following the quarter in which the Sierra Designated Settlement Date occurs. If the Covered Losses exceed the aggregate amount of incentive fees and base management fees waived by the Adviser during the Waiver Period, then, on the date on which the last incentive fee or base management fee payment would otherwise be due during the Waiver Period, the Adviser shall make a cash payment to the Company equal to the positive difference between the Covered Losses and the aggregate amount of incentive fees and base management fees previously waived by the Adviser during the Waiver Period.

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
When the Company and the Adviser entered into the Sierra Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet. In addition, the Sierra Credit Support Agreement is accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and is included in “Credit support agreements” in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
3. INVESTMENTS
Portfolio Composition
The Company invests predominately in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Structured product investments include collateralized loan obligations and asset-backed securities. The Adviser’s existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser’s affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2023:
Senior debt and 1st lien notes	$1,813,687	68%	$1,765,238	69%	146%
Subordinated debt and 2nd lien notes	318,480	12	255,089	10	21
Structured products	96,896	4	79,343	3	7
Equity shares	274,704	10	331,880	13	28
Equity warrants	178	—	1,056	—	—
Investment in joint ventures / PE fund	154,539	6	123,508	5	10
	$2,658,484	100%	$2,556,114	100%	212%
December 31, 2022:
Senior debt and 1st lien notes	$1,752,943	69%	$1,696,192	69%	142%
Subordinated debt and 2nd lien notes	326,639	13	263,139	11	22
Structured products	88,805	3	73,550	3	6
Equity shares	230,188	9	284,570	12	24
Equity warrants	178	—	1,057	—	—
Investment in joint ventures / PE fund	163,645	6	130,427	5	11
	$2,562,398	100%	$2,448,935	100%	205%
During the three months ended March 31, 2023, the Company made 11 new investments totaling $65.8 million, made investments in existing portfolio companies totaling $33.9 million and made a $45.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. During the three months ended March 31, 2022, the Company made 22 new investments totaling $229.3 million, purchased $442.2 million of investments as part of the Sierra Merger, made investments in existing portfolio companies totaling $89.3 million and made additional investments in joint venture equity portfolio companies totaling $11.7 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at March 31, 2023 and December 31, 2022 was as follows:

($ in thousands)	March 31, 2023		December 31, 2022
Aerospace and Defense	$143,668	5.6%	$120,945	4.9%
Automotive	80,731	3.2	76,934	3.2
Banking, Finance, Insurance and Real Estate	358,053	14.0	312,936	12.8
Beverage, Food and Tobacco	36,133	1.4	34,690	1.4
Capital Equipment	145,705	5.7	141,479	5.8
Chemicals, Plastics, and Rubber	46,877	1.8	47,076	1.9
Construction and Building	44,105	1.7	45,049	1.8
Consumer goods: Durable	43,165	1.7	43,932	1.8
Consumer goods: Non-durable	27,817	1.1	27,693	1.1
Containers, Packaging and Glass	38,312	1.5	37,877	1.5
Energy: Electricity	7,718	0.3	7,337	0.3
Energy: Oil and Gas	4,497	0.2	4,776	0.2
Environmental Industries	51,319	2.0	51,006	2.1
Healthcare and Pharmaceuticals	195,826	7.7	203,576	8.3
High Tech Industries	314,514	12.3	300,980	12.3
Hotel, Gaming and Leisure	54,326	2.1	54,023	2.2
Investment Funds and Vehicles	123,508	4.8	130,427	5.3
Media: Advertising, Printing and Publishing	55,057	2.2	55,477	2.3
Media: Broadcasting and Subscription	20,249	0.8	20,257	0.8
Media: Diversified and Production	62,423	2.4	60,561	2.5
Metals and Mining	32,472	1.3	33,125	1.4
Services: Business	359,253	14.1	338,417	13.8
Services: Consumer	59,465	2.3	67,070	2.7
Structured Products	92,310	3.6	86,703	3.5
Telecommunications	24,930	1.0	24,058	1.0
Transportation: Cargo	100,756	3.9	89,398	3.7
Transportation: Consumer	11,125	0.4	11,062	0.5
Utilities: Electric	17,113	0.7	17,374	0.7
Utilities: Oil and Gas	4,687	0.2	4,697	0.2
Total	$2,556,114	100.0%	$2,448,935	100.0%
s
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
During the three months ended March 31, 2023, Jocassee declared $15.7 million in dividends of which $1.4 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,222.1 million as of March 31, 2023, as compared to $1,219.9 million as of December 31, 2022. As of March 31, 2023, Jocassee’s investments had an aggregate cost of $1,282.3 million, as compared to $1,296.4 million as of December 31, 2022. As of March 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments was approximately 9.2% and 8.6%, respectively. As of March 31, 2023 and December 31, 2022, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2023:
Senior debt and 1st lien notes	$1,175,878	92%	$1,133,366	93%
Subordinated debt and 2nd lien notes	24,151	2	23,096	2
Equity shares	8,555	—	6,911	—
Equity warrants	31	—	108	—
Investment in joint ventures	63,690	5	48,651	4
Short-term investments	9,946	1%	9,946	1%
	$1,282,251	100%	$1,222,078	100%
December 31, 2022:
Senior debt and 1st lien notes	$1,177,895	91%	$1,123,760	92%
Subordinated debt and 2nd lien notes	23,141	2	21,659	2
Equity shares	8,521	—	2,458	—
Equity warrants	31	—	158	—
Investment in joint ventures	75,941	6	61,028	5
Short-term investments	10,826	1	10,826	1
	$1,296,355	100%	$1,219,889	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at March 31, 2023 and December 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2023		December 31, 2022
Aerospace and Defense	$71,892	5.9%	$69,133	5.7%
Automotive	21,930	1.8	20,625	1.7%
Banking, Finance, Insurance and Real Estate	106,880	8.8	105,047	8.7%
Beverage, Food and Tobacco	28,321	2.3	25,885	2.1%
Capital Equipment	25,438	2.1	25,014	2.1%
Chemicals, Plastics, and Rubber	31,774	2.6	33,111	2.7%
Construction and Building	17,363	1.4	17,616	1.5%
Consumer goods: Durable	18,441	1.5	18,751	1.7%
Consumer goods: Non-durable	24,468	2.0	22,861	1.9%
Containers, Packaging and Glass	21,468	1.8	24,445	2.0%
Energy: Electricity	15,273	1.3	15,375	1.3%
Energy: Oil and Gas	5,493	0.5	5,726	0.5%
Environmental Industries	7,335	0.6	7,314	0.6%
Forest Products & Paper	2,802	0.2	2,269	0.2%
Healthcare and Pharmaceuticals	132,192	10.9	128,983	10.7%
High Tech Industries	141,309	11.7	141,906	11.7%
Hotel, Gaming and Leisure	27,733	2.3	23,587	2.0%
Investment Funds and Vehicles	48,651	4.0	61,028	5.0%
Media: Advertising, Printing and Publishing	5,982	0.5	5,969	0.5%
Media: Broadcasting and Subscription	33,800	2.8	34,676	2.9%
Media: Diversified and Production	29,830	2.5	28,897	2.4%
Metals and Mining	3,910	0.3	5,069	0.4%
Retail	16,306	1.3	15,720	1.3%
Services: Business	199,721	16.5	199,805	16.5%
Services: Consumer	52,961	4.4	52,543	4.3%
Telecommunications	38,384	3.2	38,034	3.1%
Transportation: Cargo	56,704	4.7	56,018	4.6%
Transportation: Consumer	12,739	1.0	12,562	1.0%
Utilities: Electric	6,147	0.5	4,194	0.3%
Utilities: Oil and Gas	6,885	0.6	6,900	0.6%
Total	$1,212,132	100.0%	$1,209,063	100.0%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at March 31, 2023 and December 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2023		December 31, 2022
Australia	$25,771	2.1%	$26,111	2.1%
Austria	6,924	0.6	6,697	0.5
Belgium	17,075	1.4	16,385	1.4
Canada	7,309	0.6	7,280	0.6
Denmark	986	0.1	953	0.1
Finland	2,112	0.2	1,967	0.2
France	135,678	11.2	133,682	11.1
Germany	39,323	3.2	38,068	3.1
Hong Kong	16,635	1.4	16,593	1.4
Ireland	4,336	0.3	4,334	0.4
Luxembourg	1,795	0.1	1,759	0.1
Netherlands	35,965	3.0	35,194	2.9
Panama	946	0.1	945	0.1
Singapore	4,961	0.4	4,955	0.4
Spain	4,452	0.4	4,189	0.3
Sweden	4,392	0.4	4,371	0.4
Switzerland	2,404	0.2	5,558	0.5
United Kingdom	128,084	10.5	126,305	10.4
USA	772,984	63.8	773,717	64.0
Total	$1,212,132	100.0%	$1,209,063	100.0%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $175.9 million and $174.3 million outstanding as of March 31, 2023 and December 31, 2022, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $359.8 million and $357.9 million outstanding as of March 31, 2023 and December 31, 2022, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.3 million outstanding as of both March 31, 2023 and December 31, 2022.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of both March 31, 2023 and December 31, 2022, the Company had sold $875.9 million of its investments to Jocassee. For the three months ended March 31, 2023 and March 31, 2022, the Company realized a loss on the sales of its investments to Jocassee of nil and $0.2 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had nil and $18.2 million, respectively, in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
The Company has determined that Jocassee is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Company does not consolidate its interest in Jocassee as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Jocassee due to the allocation of voting rights among Jocassee members.
As of March 31, 2023 and December 31, 2022, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	$385,000	$385,000

Total unfunded commitments by Barings BDC, Inc.	$65,000	$65,000
Total unfunded commitments by all members	$215,000	$215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2023. As of March 31, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2023 and 2022, Thompson Rivers declared $57.0 million and $20.0 million in dividends, respectively, of which nil and $3.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2023, the Company recognized $9.1 million of the dividends as a return of capital.
As of March 31, 2023, Thompson Rivers had $664.1 million in Ginnie Mae early buyout loans and $29.8 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of March 31, 2023, Thompson Rivers had 4,028 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of March 31, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2023:
Federal Housing Administration (“FHA”) loans	$634,664	91%	$605,542	91%
Veterans Affairs (“VA”) loans	61,344	9%	58,569	9%
	$696,008	100%	$664,111	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	84,654	9%	79,553	9%
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $171.3 million and $224.2 million outstanding as of March 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $311.6 million and $428.0 million outstanding as of March 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $104.4 million and $184.2 million outstanding as of March 31, 2023 and December 31, 2022, respectively.

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
As of March 31, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings BDC, Inc.	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $162.1 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million (including approximately $5.3 million of recallable return of capital) has been funded as of March 31, 2023. As of March 31, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the three months ended March 31, 2023 and 2022, Waccamaw River declared $3.6 million and $1.5 million in dividends, respectively, of which $0.7 million and $0.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of March 31, 2023, Waccamaw River had $220.2 million in unsecured consumer loans and $9.7 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of March 31, 2023, Waccamaw River had 20,755 outstanding loans with an average loan size of $11,329, remaining average life to maturity of 43.3 months and weighted average interest rate of 12.3%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $76.5 million and $72.3 million outstanding as of March 31, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC., which is non-recourse to the Company, had approximately $71.3 million and $44.8 million outstanding as of March 31, 2023 and December 31, 2022, respectively.
The Company has determined that Waccamaw River is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2023 and December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc.	$27,800	$27,800
Total contributed capital by all members (1)	$126,620	$126,620

Total return of capital (recallable) by Barings BDC, Inc.	$(5,280)	$(5,280)
Total return of capital (recallable) by all members (2)	$(14,020)	$(14,020)

Total unfunded commitments by Barings BDC, Inc.	$2,480	$2,480
Total unfunded commitments by all members (3)	$12,400	$12,400
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
As of March 31, 2023, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were funded as of March 31, 2023.
For the three months ended March 31, 2023, Sierra JV declared $1.4 million in dividends, of which $1.2 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The Company has determined that Sierra JV is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Sierra JV as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Sierra JV due to the allocation of voting rights among Sierra JV members.
The total value of Sierra JV’s investment portfolio was $106.3 million as of March 31, 2023, as compared to $110.0 million, as of December 31, 2022. As of March 31, 2023, Sierra JV’s investments had an aggregate cost $119.7 million, as compared to $125.2 million as of December 31, 2022. As of March 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 9.6% and 9.2%, respectively. As of March 31, 2023 and December 31, 2022, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2023:
Senior debt and 1st lien notes	$119,673	100%	$106,251	100%
	$119,673	100%	$106,251	100%
December 31, 2022:
Senior debt and 1st lien notes	$125,220	100%	$110,047	100%
	$125,220	100%	$110,047	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Sierra JV’s investments at fair value at March 31, 2023 and December 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2023		December 31, 2022
Automotive	$2,386	2.2%	$2,283	2.1
Banking, Finance, Insurance and Real Estate	1,016	1.0	1,414	1.3
Beverage, Food and Tobacco	3,132	2.9	3,181	2.9
Capital Equipment	9,226	8.7	9,208	8.4
Chemicals, Plastics, and Rubber	2,751	2.6	2,772	2.5
Construction and Building	1,882	1.8	1,887	1.7
Consumer goods: Durable	750	0.7	1,272	1.1
Containers, Packaging and Glass	1,807	1.7	1,812	1.6
Environmental Industries	7,950	7.5	7,797	7.1
Healthcare and Pharmaceuticals	13,856	13.0	13,614	12.4
High Tech Industries	14,226	13.4	13,713	12.5
Media: Advertising, Printing and Publishing	9,975	9.4	10,032	9.1
Media: Diversified and Production	5,596	5.3	5,498	5.0
Retail	5,746	5.4	5,489	5.0
Services: Business	6,746	6.4	10,876	9.9
Services: Consumer	8,396	7.9	8,265	7.5
Transportation: Cargo	6,319	5.9	6,221	5.6
Transportation: Consumer	4,491	4.2	4,713	4.3
Total	$106,251	100.0%	$110,047	100.0%

Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, had $77.0 million outstanding as of March 31, 2023 and $75.0 million outstanding as of December 31, 2022.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of March 31, 2023 and December 31, 2022, $4.4 million and $5.3 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead the Company accounts for its equity investment in Rocade in accordance with ASC 946-320, presented as a single investment measured at fair value.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,507,198	Yield Analysis	Market Yield	7.6% – 43.3%	11.6%	Decrease
	14,455	Market Approach	Adjusted EBITDA Multiple	5.8x	5.8x	Increase
	1,104	Market Approach	Revenue Multiple	0.2x	0.2x	Increase
	12,967	Discounted Cash Flow Analysis	Discount Rate	12.6%	12.6%	Decrease
	88,690	Recent Transaction	Transaction Price	96.0% – 98.6%	96.8%	Increase
Subordinated debt and 2nd lien notes(2)	176,745	Yield Analysis	Market Yield	9.0% – 16.9%	12.9%	Decrease
	34,810	Market Approach	Adjusted EBITDA Multiple	7.0x – 11.0x	8.2x	Increase
	924	Market Approach	Revenue Multiple	0.5x	0.5x	Increase
	39	Market Approach	Liquidation Value	$39.4	$39.4	Increase
	746	Recent Transaction	Transaction Price	97.0%	97.0%	Increase
Structured products(3)	4,275	Yield Analysis	Market Yield	9.6% – 10.6%	10.1%	Decrease
	9,379	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Equity shares(4)	7,197	Yield Analysis	Market Yield	15.4% – 16.7%	16.1%	Decrease
	269,697	Market Approach	Adjusted EBITDA Multiple	2.3x – 40.0x	10.8x	Increase
	1,431	Market Approach	Revenue Multiple	0.2x – 9.5x	6.6x	Increase
	1,941	Net Asset Approach	Liabilities	$(20,598.4)	$(20,598.4)	Decrease
	112	Expected Recovery	Expected Recovery	$2.5 – $110.0	$107.6	Increase
	46,008	Recent Transaction	Transaction Price	$0.01 – $1,408.64	$988.3	Increase
Equity warrants	1,053	Market Approach	Adjusted EBITDA Multiple	5.0x – 16.5x	7.6x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(1)Excludes investments with an aggregate fair value amounting to $25,947, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $12,470, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $12,462, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to $2,598, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,305,819	Yield Analysis	Market Yield	7.7% – 37.3%	11.7%	Decrease
	14,794	Market Approach	Adjusted EBITDA Multiple	6.0x	6.0x	Increase
	1,263	Market Approach	Revenue Multiple	0.2x	0.2x	Increase
	13,153	Discounted Cash Flow Analysis	Discount Rate	13.0%	13.0%	Decrease
	233,824	Recent Transaction	Transaction Price	96.7% – 100.0%	97.5%	Increase
Subordinated debt and 2nd lien notes(2)	182,856	Yield Analysis	Market Yield	8.4% – 16.6%	13.1%	Decrease
	35,536	Market Approach	Adjusted EBITDA Multiple	6.5x – 9.0x	7.4x	Increase
	2,186	Market Approach	Revenue Multiple	0.5x	0.5x	Increase
	513	Recent Transaction	Transaction Price	97.3%	97.3%	Increase
Structured products(3)	3,792	Discounted Cash Flow Analysis	Discount Rate	10.4%	10.4%	Decrease
	5,239	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Equity shares(4)	12,600	Yield Analysis	Market Yield	15.7% – 17.8%	16.7%	Decrease
	259,219	Market Approach	Adjusted EBITDA Multiple	4.0x – 43.0x	9.4x	Increase
	1,321	Market Approach	Revenue Multiple	0.2x – 7.0x	6.8x	Increase
	221	Market Approach	Adjusted EBITDA/Revenue Multiple Blend	5.8x	5.8x	Increase
	1,932	Net Asset Approach	Liabilities	$(8,941.8)	$(8,941.8)	Decrease
	112	Expected Recovery	Expected Recovery	$2.5 – $110	$107.6	Increase
	4,921	Recent Transaction	Transaction Price	$0.00 – $1,015.13	$521.22	Increase
Equity warrants	1,054	Market Approach	Adjusted EBITDA Multiple	4.0x – 17.5x	7.3x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
(1)Excludes investments with an aggregate fair value amounting to $22,503, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $13,123, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $8,796, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(4)Excludes investments with an aggregate fair value amounting to $2,741, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
The following tables present the Company’s investment portfolio at fair value as of March 31, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$114,877	$1,650,361	$1,765,238
Subordinated debt and 2nd lien notes	—	29,355	225,734	255,089
Structured products	—	53,227	26,116	79,343
Equity shares	145	2,751	328,984	331,880
Equity warrants	—	—	1,056	1,056
Investments subject to leveling	$145	$200,210	$2,232,251	$2,432,606
Investment in joint ventures / PE fund (1)				123,508
				$2,556,114

	Fair Value as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$104,836	$1,591,356	$1,696,192
Subordinated debt and 2nd lien notes	—	28,925	234,214	263,139
Structured products	—	55,723	17,827	73,550
Equity shares	164	1,339	283,067	284,570
Equity warrants	—	—	1,057	1,057
Investments subject to leveling	$164	$190,823	$2,127,521	$2,318,508
Investment in joint ventures / PE fund (1)				130,427
				$2,448,935
(1)The Company’s investments in Jocassee, Sierra JV, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,591,356	$234,214	$17,827	$283,067	$1,057	$2,127,521
New investments	86,805	769	9,382	46,758	—	143,714
Transfers into (out of) Level 3, net	(9,898)	—	—	—	—	(9,898)
Proceeds from sales of investments	(326)	—	—	(4,200)	—	(4,526)
Loan origination fees received	(2,397)	(23)	—	—	—	(2,420)
Principal repayments received	(25,486)	(11,575)	(367)	—	—	(37,428)
Payment-in-kind interest/dividends	1,170	2,449	—	—	—	3,619
Accretion of loan premium/discount	132	41	—	—	—	173
Accretion of deferred loan origination revenue	1,787	161	—	—	—	1,948
Realized gain (loss)	(274)	5	—	953	—	684
Unrealized appreciation (depreciation)	7,492	(307)	(726)	2,406	(1)	8,864
Fair value, end of period	$1,650,361	$225,734	$26,116	$328,984	$1,056	$2,232,251

Three Months Ended March 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,137,323	$230,569	$—	$151,282	$864	$1,520,038
New investments	258,441	30,065	—	11,936	—	300,442
Investments acquired in Sierra merger	210,176	54,177	—	7,065	72	271,490
Transfers into Level 3, net	2,580	—	4,905	—	—	7,485
Proceeds from sales of investments	(151,580)	—	—	(1,364)	(250)	(153,194)
Loan origination fees received	(5,350)	36	—	—	—	(5,314)
Principal repayments received	(7,773)	(11,020)	—	—	—	(18,793)
Payment-in-kind interest/dividends	308	6,984	—	—	—	7,292
Accretion of loan premium/discount	7	10	—	—	—	17
Accretion of deferred loan origination revenue	1,390	62	—	—	—	1,452
Realized gain (loss)	611	8	—	—	(760)	(141)
Unrealized appreciation (depreciation)	(5,602)	(14,894)	81	40,403	146	20,134
Fair value, end of period	$1,440,531	$295,997	$4,986	$209,322	$72	$1,950,908
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $9.6 million during the three months ended March 31, 2023 was related to portfolio company investments that were still held by the Company as of March 31, 2023. Pre-tax net unrealized appreciation on Level 3 investments of $21.0 million during the three months ended March 31, 2022 was related to portfolio company investments that were still held by the Company as of March 31, 2022.
During the three months ended March 31, 2023, the Company made investments of approximately $128.0 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2023, the Company made investments of $16.7 million in portfolio companies to which it was previously committed to provide such financing.
During the three months ended March 31, 2022, the Company made investments of approximately $741.9 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2023 and December 31, 2022, the Company had nine and seven portfolio companies, respectively, with investments that were on non-accrual. As of March 31, 2023, the nine portfolio companies on non-accrual included five portfolio companies purchased as part of the Sierra Merger, two purchased as part of the MVC Acquisition and two portfolio companies were originated by Barings. As of December 31, 2022, the seven portfolio companies on non-accrual included four portfolio companies purchases as part of the Sierra Merger, two purchased as part of the MVC Acquisition and one portfolio company was originated by Barings.
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
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and covenant waiver fees and amendment fees, and are recorded as investment income when earned.
Fee income for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Recurring Fee Income:
Amortization of loan origination fees	$1,672	$1,327
Management, valuation and other fees	593	(585)
Total Recurring Fee Income	2,265	742
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	345	196
Advisory, loan amendment and other fees	690	259
Total Non-Recurring Fee Income	1,035	455
Total Fee Income	$3,300	$1,197
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
As of March 31, 2023 and December 31, 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2023 and December 31, 2022, the Company’s largest single portfolio company investment represented approximately 6.0% and 5.9%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2023, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currencies
As of March 31, 2023, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, 63 investments that were denominated in Euros and 29 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, 58 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rate fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Unaudited Consolidated Statements of Operations.
In addition, during both the three months ended March 31, 2023 and March 31, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
historically met its minimum distribution requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three months ended March 31, 2023, the Company recorded a net expense of $0.2 million for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2023 and December 31, 2022 was approximately $2,662.7 million and $2,565.9 million, respectively. As of March 31, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $84.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $112.1 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $196.6 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $105.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $112.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $218.3 million.
In addition, the Company has wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), which hold certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets.
As of March 31, 2023, the Company had a deferred tax asset of $9.1 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2022, the Company had a deferred tax asset of $9.5 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 31, 2023 and December 31, 2022, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $7.9 million and $8.3 million, respectively. The Company concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2023 and December 31, 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2023	March 31, 2023	December 31, 2022
Credit Facilities:
February 21, 2019	February 21, 2025	6.277%	$769,112	$729,144
Total Credit Facilities			$769,112	$729,144
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
(Less: Deferred financing fees)			(5,649)	(6,022)
Total Notes			$719,351	$718,978
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility (the “April 2022 Amendment”). The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2024, followed by a one-year repayment period with a maturity date of February 21, 2025.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Australian dollars Screen Rate, plus 2.20% (or 2.45% if the Company no longer maintains an investment grade credit rating). The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%.
In addition, the Company pays a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the remaining life of the February 2019 Credit Facility. In connection with the February 2022 Amendment and April 2022 Amendment, the Company incurred financing fees of approximately $1.7 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of March 31, 2023, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of March 31, 2023, the Company had U.S. dollar borrowings of $532.5 million outstanding under the February 2019 Credit Facility with an interest rate of 6.798% (one month SOFR of 4.698%), borrowings denominated in Swedish krona of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 5.000% (one month STIBOR of 3.000%), borrowings denominated in British pounds sterling of £68.6 million ($84.8 million U.S. dollars) with an interest rate of 5.960% (one month SONIA of 3.960%) and borrowings denominated in Euros of €138.6 million ($150.6 million U.S. dollars) with an interest rate of 4.625% (one month EURIBOR of 2.625%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
As of December 31, 2022, the Company had U.S. dollar borrowings of $497.5 million outstanding under the February 2019 Credit Facility with an interest rate of 6.324% (one month LIBOR of 4.224%), borrowings denominated in Swedish krona of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 4.375% (one month STIBOR of 2.375%), borrowings denominated in British pounds sterling of £68.6 million ($82.5 million U.S. dollars) with an interest rate of 4.960% (one month SONIA of 2.960%) and borrowings denominated in Euros of €138.6 million ($147.9 million U.S. dollars) with an interest rate of 3.625% (one month EURIBOR of 1.625%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
As of March 31, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $769.1 million and $729.1 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of March 31, 2023, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of March 31, 2023 and December 31, 2022, the fair value of the outstanding August 2025 Notes was $46.6 million and $46.1 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2023, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of both March 31, 2023 and December 31, 2022, the fair value of the outstanding Series B Notes was $56.8 million, respectively. As of March 31, 2023 and December 31, 2022, the fair value of the outstanding Series C Notes was $98.3 million and $97.7 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2023, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of March 31, 2023 and December 31, 2022, the fair value of the outstanding Series D Notes were $70.9 million and $69.6 million, respectively. As of March 31, 2023 and December 31, 2022, the fair value of the outstanding Series E Notes was

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
$59.1 million and $57.8 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding November 2026 Notes at a price equal to 100% of the principal amount of such November 2026 Notes plus accrued and unpaid interest to the repurchase date.
The November 2026 Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. Concurrent with the closing of November 2026 Notes offering, the Company entered into a registration rights agreement for the benefit of the purchasers of the November 2026 Notes. Pursuant to the terms of this registration rights agreement, the Company filed a registration statement on Form N-14 with the SEC, which was subsequently declared effective, to permit electing holders of the November 2026 Notes to exchange all of their outstanding restricted November 2026 Notes for an equal aggregate principal amount of new November 2026 Notes (the “Exchange Notes”). The Exchange Notes have terms substantially identical to the terms of the November 2026 Notes, except that the Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the November 2026 Notes do not apply to the Exchange Notes.
As of March 31, 2023 and December 31, 2022, the fair value of the outstanding November 2026 Notes was $296.5 million and $294.6 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the MVC Credit Support Agreement as of March 31, 2023 and December 31, 2022:

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of March 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$13,272	$(328)

Total MVC Credit Support Agreement					$(328)

As of December 31, 2022 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$12,386	$(1,214)

Total MVC Credit Support Agreement					$(1,214)
As of March 31, 2023 and December 31, 2022, the fair value of the MVC Credit Support Agreement was $13.3 million and $12.4 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary input being the discount rate which is a Level 3 input.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 MVC Credit Support Agreement as of March 31, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of the MVC Credit Support Agreement.

March 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$13,272	Income Approach	Discount Rate	6.5% - 7.5%	7.0%	Decrease

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$12,386	Income Approach	Discount Rate	7.1% - 8.1%	7.6%	Decrease
Sierra Credit Support Agreement
In connection with the Sierra Merger on February 25, 2022, promptly following the closing of the Company’s merger with Sierra, the Company and the Adviser entered into the Sierra Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Sierra Credit Support Agreement. Net unrealized appreciation or depreciation on the Sierra Credit Support Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” in the Company’s Unaudited Consolidated Statements of Operations.
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of March 31, 2023 and December 31, 2022:

As of March 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$45,400	$1,000

Total Sierra Credit Support Agreement					$1,000

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2022 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$40,700	$(3,700)

Total Sierra Credit Support Agreement					$(3,700)
As of March 31, 2023 and December 31, 2022, the fair value of the Sierra Credit Support Agreement was $45.4 million and $40.7 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio and the Recovery Rate, which are all Level 3 inputs.

The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of March 31, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

March 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$45,400	Simulation Analysis	Enterprise Value	$100 - $141,100	$70,600	Decrease
			Asset Volatility	40.0% - 70.0%	55.0%	Increase
			Time Until Exit (years)	0.0 - 8.8	4.4	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Decrease

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$40,700	Simulation Analysis	Enterprise Value	$100 - $403,500	$201,800	Decrease
			Asset Volatility	37.5% - 70.0%	53.8%	Increase
			Time Until Exit (years)	0.0 - 9.1	4.6	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Decrease

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Foreign Currency Forward Contracts
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of March 31, 2023 and December 31, 2022:

As of March 31, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$3,983	$2,681	04/11/23	$(12)	Derivative liabilities
Foreign currency forward contract (AUD)	$912	A$1,348	04/11/23	9	Derivative assets
Foreign currency forward contract (AUD)	$47,386	A$70,419	04/11/23	210	Derivative assets

Foreign currency forward contract (CAD)	$130	C$178	04/11/23	(2)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,865	C$9,339	04/11/23	(37)	Derivative liabilities

Foreign currency forward contract (DKK)	63kr.	$9	04/11/23	—	Derivative assets
Foreign currency forward contract (DKK)	$336	2,332kr.	04/11/23	(5)	Derivative liabilities

Foreign currency forward contract (EUR)	€30,414	$32,551	04/11/23	505	Derivative assets
Foreign currency forward contract (EUR)	€109,735	€102,649	04/11/23	(1,831)	Derivative liabilities
Foreign currency forward contract (EUR)	$5,655	€5,268	04/11/23	(70)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$2,500	$1,562	04/11/23	2	Derivative assets
Foreign currency forward contract (NZD)	$168	NZ$267	04/11/23	1	Derivative assets
Foreign currency forward contract (NZD)	$9,644	NZ$15,333	04/11/23	50	Derivative assets

Foreign currency forward contract (NOK)	kr896	$82	04/11/23	3	Derivative assets
Foreign currency forward contract (NOK)	$4,050	kr39,732	04/11/23	255	Derivative assets
Foreign currency forward contract (NOK)	$65	kr645	04/11/23	4	Derivative assets

Foreign currency forward contract (GBP)	£1,500	$1,852	04/11/23	3	Derivative assets
Foreign currency forward contract (GBP)	£7,000	$8,436	04/11/23	220	Derivative assets
Foreign currency forward contract (GBP)	$47,147	£38,899	04/11/23	(957)	Derivative liabilities

Foreign currency forward contract (SEK)	$217	2,247kr	04/11/23	—	Derivative assets

Foreign currency forward contract (CHF)	$4,194	3,841Fr.	04/11/23	(14)	Derivative liabilities
Foreign currency forward contract (CHF)	$437	400Fr.	04/11/23	(1)	Derivative liabilities
Total				$(1,667)

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$72,553	$48,701	01/09/23	$511	Derivative assets
Foreign currency forward contract (AUD)	$47,177	A$72,553	01/09/23	(2,035)	Derivative liabilities
Foreign currency forward contract (AUD)	$47,055	A$69,919	04/11/23	(548)	Derivative liabilities

Foreign currency forward contract (CAD)	C$225	$165	01/09/23	1	Derivative assets
Foreign currency forward contract (CAD)	C$9,285	$6,819	01/09/23	34	Derivative assets
Foreign currency forward contract (CAD)	$4,578	C$6,207	01/09/23	(3)	Derivative liabilities
Foreign currency forward contract (CAD)	$2,415	C$3,303	01/09/23	(22)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,865	C$9,339	04/11/23	(34)	Derivative liabilities

Foreign currency forward contract (DKK)	2,260kr.	$323	01/09/23	2	Derivative assets
Foreign currency forward contract (DKK)	$300	2,260kr.	01/09/23	(24)	Derivative liabilities
Foreign currency forward contract (DKK)	$329	2,290kr.	04/11/23	(2)	Derivative liabilities

Foreign currency forward contract (EUR)	€106,443	$113,101	01/09/23	541	Derivative assets
Foreign currency forward contract (EUR)	€1,511	$1,500	01/09/23	113	Derivative assets
Foreign currency forward contract (EUR)	$106,563	€107,954	01/09/23	(8,692)	Derivative liabilities
Foreign currency forward contract (EUR)	$109,735	€102,649	04/11/23	(547)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$4,000	$2,581	01/09/23	(51)	Derivative liabilities
Foreign currency forward contract (NZD)	NZ$15,175	$9,538	01/09/23	60	Derivative assets
Foreign currency forward contract (NZD)	$208	NZ$351	01/09/23	(14)	Derivative liabilities
Foreign currency forward contract (NZD)	$10,767	NZ$18,824	01/09/23	(1,139)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,644	NZ$15,333	04/11/23	(62)	Derivative liabilities

Foreign currency forward contract (NOK)	kr37,773	$3,835	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$3,538	kr37,773	01/09/23	(297)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,050	kr39,732	04/11/23	(1)	Derivative liabilities

Foreign currency forward contract (GBP)	£37,951	$45,898	01/09/23	(240)	Derivative liabilities
Foreign currency forward contract (GBP)	$39,500	£34,951	01/09/23	(2,549)	Derivative liabilities
Foreign currency forward contract (GBP)	$3,396	£3,000	01/09/23	(213)	Derivative liabilities
Foreign currency forward contract (GBP)	$47,147	£38,899	04/11/23	243	Derivative assets

Foreign currency forward contract (SEK)	2,182kr.	$210	01/09/23	—	Derivative liabilities
Foreign currency forward contract (SEK)	$197	2,182kr.	01/09/23	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$217	2,247kr.	04/11/23	—	Derivative assets

Foreign currency forward contract (CHF)	3,803Fr.	$4,110	01/09/23	3	Derivative assets
Foreign currency forward contract (CHF)	$618	600Fr.	01/09/23	(31)	Derivative liabilities
Foreign currency forward contract (CHF)	$3,305	3,203Fr.	01/09/23	(158)	Derivative liabilities
Foreign currency forward contract (CHF)	$4,194	3,841Fr.	04/11/23	(2)	Derivative liabilities
Total				$(15,169)
As of March 31, 2023 and December 31, 2022, the total fair value of the Company’s foreign currency forward contracts was $(1.7) million and $(15.2) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the three months ended March 31, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Forward currency contracts	$(14,218)	$438

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the three months ended March 31, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Forward currency contracts	$13,502	$(903)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$922	$1,152
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	2,055	—
Amtech LLC(1)	Delayed Draw Term Loan	1,527	1,527
Amtech LLC(1)	Revolver	682	545
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	373	366
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,155	2,543
Arc Education(1)(3)	Delayed Draw Term Loan	1,934	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	674	789
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	172	168
ASC Communications, LLC	Revolver	1,089	1,089
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	901	876
ATL II MRO Holdings, Inc.(1)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,280	1,295
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(3)	Acquisition Facility	2,064	2,028
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	4,152	4,783
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	417	417
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	138	135
BrightSign LLC(1)	Revolver	—	1,329
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	110
Catawba River Limited(1)(2)(4)	Structured Junior Note	12,999	12,635
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	921	1,028
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	78	78
Comply365, LLC(1)	Revolver	1,101	935
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	427	419
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	146	142

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,368	1,368
DISA Holdings Corp.(1)	Revolver	429	416
DreamStart Bidco SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	579
Dune Group(1)(2)(3)	Delayed Draw Term Loan	635	624
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	5,165	5,164
Eclipse Business Capital, LLC(1)	Revolver	18,364	17,455
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	9,272	9,272
EMI Porta Holdco LLC(1)(2)	Revolver	1,092	1,471
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	257	257
eShipping, LLC(1)	Delayed Draw Term Loan	1,650	1,650
eShipping, LLC(1)	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,686	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	537	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	230	246
Faraday(1)(2)(3)	Delayed Draw Term Loan	974	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	—	180
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	556	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925	925
FragilePak LLC(1)	Delayed Draw Term Loan	2,354	2,354
GB Eagle Buyer, Inc.(1)(2)	Revolver	2,581	2,581
Global Academic Group Limited(1)(7)	Term Loan	446	451
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
Greenhill II BV(1)(3)	Capex Acquisition Facility	260	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	449	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	220	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	309	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	267	267
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	565	555
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)(2)	Revolver	1,364	1,364
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	556	913
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,284	1,261
INOS 19-090 GmbH(1)(3)	Acquisition Facility	2,422	2,380
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,334	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	56	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	757	744
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	4,249	—
ITI Intermodal, Inc.(1)(2)	Revolver	857	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	1,425	1,441
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,830	2,830
Kemmerer Operations LLC(1)	Delayed Draw Term Loan	—	908
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,797	1,766
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
LeadsOnline, LLC(1)	Revolver	2,603	2,603
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	2,500
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	138	138
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	106
Marshall Excelsior Co.(1)	Revolver	55	413
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	296	296
Mercell Holding AS(1)(8)	Capex Acquisition Facility	750	797
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	956	968
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	361	407
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,180	1,180
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	489	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	374	443
NF Holdco, LLC(1)(2)	Revolver	1,105	—
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	809	809
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	471	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	254	607
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,289
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	384	187
PDQ.Com Corporation(1)	Delayed Draw Term Loan	6,885	6,885
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(3)	Delayed Draw Term Loan	2,933	2,882
ProfitOptics, LLC(1)	Revolver	306	484
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	807	792
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	740	727
Qualified Industries, LLC(1)(2)	Revolver	242	—
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623
R1 Holdings, LLC(1)	Revolver	1,601	1,601
RA Outdoors, LLC(1)(2)	Revolver	864	1,235
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	4,412	4,412
Randys Holdings, Inc.(1)(2)	Revolver	1,513	1,571
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	579	725
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	617	600
Rhondda Financing No. 1 DAC(1)(2)(4)	Structured Junior Note	22,914	—
Rocade Holdings LLC	Preferred Equity	40,000	—
Royal Buyer, LLC(1)	Revolver	1,340	1,340
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,082	2,209
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	1,587	2,381

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	846	1,751
Sanoptis S.A.R.L.(1)(2)(9)	CAF Delayed Draw Term Loan	445	—
SBP Holdings LP(1)(2)	Delayed Draw Term Loan	1,469	—
SBP Holdings LP(1)(2)	Revolver	887	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	2,311	2,270
Scout Bidco B.V.(1)(3)	Revolver	1,049	1,030
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,173	2,134
Security Holdings B.V.(1)(2)(3)	Revolver	1,086	1,067
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	1,599	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,978	1,978
Smartling, Inc.(1)(2)	Revolver	1,176	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	—	38
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	3,478	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,995	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	141	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	7,500	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	4,794	4,664
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933	1,933
Syntax Systems Ltd(1)(2)	Revolver	202	337
Tank Holding Corp(1)	Revolver	625	698
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,118	1,088
Techone B.V.(1)(3)	Revolver	310	203
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	3,229	2,826
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	858	1,182
Trader Corporation(1)(6)	Revolver	345	345
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,350	1,350
Union Bidco Limited(1)(2)(4)	Acquisition Facility	80	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	672	1,170
Unither (Uniholding)(1)(2)(3)	Delayed Draw Term Loan	471	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,629	3,629
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	—	2,622
Waccamaw River(2)	Joint Venture	2,480	2,480
Whitcraft Holdings, Inc.(1)(2)	Revolver	1,886	—
Woodland Foods, Inc.(1)(2)	Line of Credit	456	456
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	3,106	3,106
WWEC Holdings III Corp(1)(2)	Revolver	1,367	1,366

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	3,196	3,109
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)	Revolver	845	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,587	2,516
Total unused commitments to extend financing		$371,795	$308,532
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
(9)Actual commitment amount is denominated in Swiss francs. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of March 31, 2023 and December 31, 2022, the Company had guaranteed €9.9 million ($10.8 million U.S. dollars and $10.6 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh (“MVC Auto”) that mature in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value at beginning of period	$11.05	$11.36
Net investment income (1)	0.25	0.23
Net realized gain (loss) on investments / foreign currency transactions (1)	(0.08)	(0.04)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions (1)	0.20	0.04
Total increase (decrease) from investment operations (1)	0.37	0.23
Dividends/distributions paid to stockholders from net investment income	(0.25)	(0.23)
Deemed contribution - CSA (See Note 9)	—	0.40
Sierra Merger (See Note 9) (2)	—	0.10
Net asset value at end of period	$11.17	$11.86
Market value at end of period (3)	$7.94	$10.34
Shares outstanding at end of period	107,916,166	111,095,334
Net assets at end of period	$1,205,001	$1,317,556
Average net assets	$1,205,207	$929,432
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (4)	13.20%	10.65%
Ratio of net investment income to average net assets (annualized)	9.13%	8.18%
Portfolio turnover ratio (annualized) (5)	2.56%	8.81%
Total return (6)	0.59%	(4.16)%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Includes the impact of the share issuance and deemed contribution from Barings LLC associated with the Sierra Merger.
(3)Represents the closing price of the Company’s common stock on the last day of the period.
(4)Does not include expenses of underlying investment companies, including joint ventures.
(5)Portfolio turnover ratio as of March 31, 2022 excludes the impact of the Sierra Merger.
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
10. SUBSEQUENT EVENTS
On May 4, 2023, the Board declared a quarterly distribution of $0.25 per share payable on June 14, 2023 to holders of record as of June 7, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2023, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. In August 2018, in connection with the closing of an externalization transaction through which Barings LLC (“Barings” or the “Adviser”) agreed to become our external investment adviser, we entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with Barings. In connection with the completion of our acquisition of MVC Capital, Inc., a Delaware corporation, on December 23, 2020 (the “MVC Acquisition”), we entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. In connection with the completion of the Sierra Merger (as defined below), on February 25, 2022, we entered into a second amended and restated investment advisory agreement (the “New Barings BDC Advisory Agreement”) with the Adviser. Under the terms of the New Barings BDC Advisory Agreement and the Administration Agreement, Barings serves as our investment adviser and administrator and manages our investment portfolio and performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation.

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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our senior secured, middle-market, private debt investments generally have terms of between five and seven years. Our senior secured, middle-market, first lien private debt investments generally bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 475 basis points and SOFR plus 675 basis points per annum. Our subordinated middle-market, private debt investments generally bear interest between LIBOR (or the applicable currency rate for investments in foreign currencies) plus 700 basis points and LIBOR plus 900 basis points per annum if floating rate, and between 8% and 15% if fixed rate. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind, or PIK, interest, which is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term.
As of March 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.2% and 9.7%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.5% and 9.1% as of March 31, 2023 and December 31, 2022, respectively.
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

In connection with the Sierra Merger, on February 25, 2022, following the closing of the Sierra Merger, we entered into (1) the New Barings BDC Advisory Agreement, and (2) a credit support agreement (the “Sierra Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. See “Note 2. Agreements and Related Party Transactions” and “Note. 6 Derivative Instruments” in the Notes to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.
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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $281.6 billion Global Fixed Income Platform (as of March 31, 2023) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 51 investment professionals (as of March 31, 2023) located in three offices in the U.S. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of March 31, 2023, our asset coverage ratio was 180.8%.

Portfolio Composition
The total value of our investment portfolio was $2,556.1 million as of March 31, 2023, as compared to $2,448.9 million as of December 31, 2022. As of March 31, 2023, we had investments in 331 portfolio companies with an aggregate cost of $2,658.5 million. As of December 31, 2022, we had investments in 322 portfolio companies with an aggregate cost of $2,562.4 million. As of both March 31, 2023 and December 31, 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2023:
Senior debt and 1st lien notes	$1,813,687	68%	$1,765,238	69%
Subordinated debt and 2nd lien notes	318,480	12	255,089	10
Structured products	96,896	4	79,343	3
Equity shares	274,704	10	331,880	13
Equity warrants	178	—	1,056	—
Investment in joint ventures / PE fund	154,539	6	123,508	5
	$2,658,484	100%	$2,556,114	100%
December 31, 2022:
Senior debt and 1st lien notes	$1,752,943	69%	$1,696,192	69%
Subordinated debt and 2nd lien notes	326,639	13	263,139	11
Structured products	88,805	3	73,550	3
Equity shares	230,188	9	284,570	12
Equity warrants	178	—	1,057	—
Investment in joint ventures / PE fund	163,645	6	130,427	5
	$2,562,398	100%	$2,448,935	100%
Investment Activity
During the three months ended March 31, 2023, we made 11 new investments totaling $65.8 million, made investments in existing portfolio companies totaling $33.9 million and made a $45.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had four loans repaid totaling $26.6 million, received $12.7 million of portfolio company principal payments and received $9.1 million of return of capital from our joint ventures. In addition, we sold $1.0 million of loans, recognizing a net realized loss on these transactions of $0.3 million. We received proceeds related to the sale of equity investments totaling $4.3 million and recognized a net realized gain on such sales totaling $1.0 million.
During the three months ended March 31, 2022, we made 22 new investments totaling $229.3 million, purchased $442.2 million of investments as part of the Sierra Merger, made investments in existing portfolio companies totaling $89.3 million and made additional investments in joint venture equity portfolio companies totaling $11.7 million. We had four loans repaid totaling $12.4 million and received $7.5 million of portfolio company principal payments. In addition, we sold $19.2 million of loans, recognizing a net realized gain on these transactions of $0.8 million, and sold $132.3 million of middle-market portfolio company debt investments to one of our joint ventures and realized a loss on these transactions of $0.2 million. Lastly, we received proceeds related to the sale of equity investments totaling $1.6 million and recognized a net realized loss on such sales totaling $0.7 million.

Total portfolio investment activity for the three months ended March 31, 2023 and 2022 was as follows:

Three Months Ended March 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,696,192	$263,139	$73,550	$284,570	$1,057	$130,427	$2,448,935
New investments	86,805	769	9,382	47,763	—	—	144,719
Proceeds from sales of investments/return of capital	(979)	—	(902)	(4,297)	—	(9,106)	(15,284)
Loan origination fees received	(2,397)	(23)	—	—	—	—	(2,420)
Principal repayments received	(26,475)	(11,445)	(394)	—	—	—	(38,314)
Payment-in-kind interest/dividend	1,974	2,319	—	—	—	—	4,293
Accretion of loan premium/discount	243	55	5	—	—	—	303
Accretion of deferred loan origination revenue	1,856	161	—	—	—	—	2,017
Realized gain (loss)	(282)	4	—	1,049	—	—	771
Unrealized appreciation (depreciation)	8,301	110	(2,298)	2,795	(1)	2,187	11,094
Fair value, end of period	$1,765,238	$255,089	$79,343	$331,880	$1,056	$123,508	$2,556,114

Three Months Ended March 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,221,598	$240,037	$40,271	$154,477	$1,107	$143,104	$1,800,594
New investments	268,202	30,065	1,060	19,200	—	11,696	330,223
Investments acquired in Sierra merger	235,770	66,662	46,666	7,065	72	85,963	442,198
Proceeds from sales of investments	(151,575)	—	—	(1,388)	(249)	—	(153,212)
Loan origination fees received	(5,350)	36	—	—	—	—	(5,314)
Principal repayments received	(8,114)	(11,020)	(730)	—	—	—	(19,864)
Payment-in-kind interest/dividend	1,050	6,984	—	—	—	—	8,034
Accretion of loan premium/discount	301	33	5	—	—	—	339
Accretion of deferred loan origination revenue	1,461	62	—	—	—	—	1,523
Realized gain (loss)	579	8	—	24	(760)	—	(149)
Unrealized appreciation (depreciation)	(8,176)	(15,224)	(5,258)	40,088	(14)	(12,363)	(947)
Fair value, end of period	$1,555,746	$317,643	$82,014	$219,466	$156	$228,400	$2,403,425
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2023, we had nine portfolio companies with investments on non-accrual, the fair value of which was $28.5 million, which comprised 1.1% of the total fair value of our portfolio, and the cost of which was $102.3 million, which comprised 3.8% of the total cost of our portfolio. As of December 31, 2022, we had seven portfolio companies with investments on non-accrual, the fair value of which was $24.3 million, which comprised 1.0% of the total fair value of our portfolio, and the cost of which was $98.8 million, which comprised 3.9% of the total cost of our portfolio.

A summary of our non-accrual assets as of March 31, 2023 is provided below:
1888 Industrial Services, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in 1888 Industrial Services, LLC, or 1888. The 1888 debt investments are on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investments in 1888 for financial reporting purposes. As of March 31, 2023, the cost of our debt investments in 1888 was $1.9 million and the fair value of such investments was $1.1 million.
Black Angus Steakhouse, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. The Black Angus PIK term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our PIK term loan in Black Angus for financial reporting purposes. As of March 31, 2023, the cost of the PIK term loan in Black Angus was $9.6 million and the fair value of such investment was $8.8 million.
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific, Inc., or Core Scientific, on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of March 31, 2023, the cost of our debt investment in Core Scientific was $29.6 million and the fair value of such investment was $15.0 million.
Custom Alloy Corporation
In connection with the MVC Acquisition, we purchased our debt investment in Custom Alloy Corporation, or Custom Alloy. During the quarter ended December 31, 2021, we placed our debt investment in Custom Alloy on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Custom Alloy for financial reporting purposes. As of March 31, 2023, the cost of our debt investment in Custom Alloy was $46.4 million and the fair value of such investment was $0.9 million.
Holland Acquisition Corp.
In connection with the Sierra Merger, we purchased our debt investment in Holland Acquisition Corp., or Holland. Holland is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Holland for financial reporting purposes. As of March 31, 2023, both the cost and fair value of our debt investment in Holland was nil.
Isagenix International, LLC
In connection with the Sierra Merger, we purchased our debt investment in Isagenix International, LLC, or Isagenix. During the quarter ended September 30, 2022, we placed our debt investment in Isagenix on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Isagenix for financial reporting purposes. As of March 31, 2023, the cost of our debt investment in Isagenix was $1.2 million and the fair value of such investment was $0.5 million.
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of March 31, 2023, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was $39.4 thousand.

Serta Simmons Bedding LLC
During the quarter ended March 31, 2023, we placed our Super Priority Second Out, or Second Out, debt investment in Serta Simmons Bedding LLC, or Serta Simmons, on non-accrual status effective with the quarterly payment due on March 31, 2023. As a result, under U.S. GAAP, we will not recognize interest income on our Second Out debt investment in Serta Simmons for financial reporting purposes. As of March 31, 2023, the cost of our Second Out debt investment in Serta Simmons was $3.4 million and the fair value of such investments was $2.0 million.
Wawona Delaware Holdings, LLC
In connection with the Sierra Merger, we purchased our debt investment in Wawona Delaware Holdings, LLC, or Wawona. During the quarter ended March 31, 2023, we placed our debt investment in Wawona on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Wawona for financial reporting purposes. As of March 31, 2023, the cost of our debt investment in Wawona was $41.0 thousand and the fair value of such investment was $30.4 thousand.
Results of Operations
Comparison of the three months ended March 31, 2023 and March 31, 2022
Operating results for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Total investment income	$67,204	$43,757
Total operating expenses	39,509	24,742
Net investment income before taxes	27,695	19,015
Income taxes, including excise tax provision	195	6
Net investment income after taxes	27,500	19,009
Net realized gains (losses)	(9,746)	(1,442)
Net unrealized appreciation (depreciation)	21,970	3,465
Benefit from (provision for) taxes	(73)	—
Net increase in net assets resulting from operations	$39,651	$21,032
Net increases or decreases in net assets resulting from operations vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net increases or decreases in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Investment income:
Total interest income	$51,890	$32,069
Total dividend income	7,874	7,693
Total fee and other income	3,300	1,197
Total payment-in-kind interest income	3,942	2,798
Interest income from cash	198	—
Total investment income	$67,204	$43,757
The change in total investment income for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates, an increase in the average size of our portfolio, increased dividends from portfolio companies and joint venture investments and increased payment-in-kind (“PIK”) interest income. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments was 10.2% as of March 31, 2023, as compared to 7.3% as of March 31, 2022. The amount of our outstanding debt investments was $2,353.1 million as of March 31, 2023, as compared to $2,134.2 million as of March 31, 2022. The increase in the average size of our portfolio was largely due to the increased middle-market investment opportunities and special situation investment opportunities. For three months ended March 31,

2022, the portfolio included the investments acquired as part of the Sierra Merger; however, as the Sierra Merger did not close until late in the first quarter of 2022, we did not receive a full quarter of investment income from the acquired Sierra portfolio for the three months ended March 31, 2022. For the three months ended March 31, 2023, dividends from portfolio companies and joint venture investments were $7.9 million, as compared to $7.7 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, acceleration of unamortized OID income and unamortized loan origination fees totaled $0.3 million as compared to $0.2 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, PIK interest income was $3.9 million, as compared to $2.8 million for the three months ended March 31, 2022.
Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Operating expenses:
Interest and other financing fees	$19,316	$11,661
Base management fees	7,853	5,872
Incentive management fees	9,604	4,754
General and administrative expenses	2,736	2,455
Total operating expenses	$39,509	$24,742
Interest and Other Financing Fees
Interest and other financing fees during both the three months ended March 31, 2023 and March 31, 2022 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes (each as defined below under “Liquidity and Capital Resources”). The increase in interest and other financing fees for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, was primarily attributable to increase in the weighted average interest rate on the February 2019 Credit Facility. The weighted average interest on the February 2019 Credit Facility was 6.3% as of March 31, 2023, as compared to 2.2% as of March 31, 2022.
Base Management Fees
Under the terms of the New Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2023, the amount of Base Management Fee incurred was approximately $7.9 million. For the three months ended March 31, 2022, the amount of Base Management Fee incurred was approximately $5.9 million. The increase in the Base Management Fee for the three months ended March 31, 2023 versus the corresponding 2022 period is primarily related to the average value of gross assets increasing from $1,879.0 million as of the end of the two most recently completed calendar quarters prior to March 31, 2022 to $2,512.9 million as of the end of the two most recently completed calendar quarters prior to March 31, 2023. For both the three months ended March 31, 2023 and 2022, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the New Barings BDC Advisory Agreement, we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2023, the amount of income-based fee incurred was $9.6 million, as compared to $4.8 million for the three months ended March 31, 2022. The increase in the incentive fee for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, relates predominately to an increase in pre-incentive fee net investment income. The amount of pre-incentive fee net investment income was $37.3 million as of March 31, 2023, as compared to $23.8 million as of March 31, 2022.

General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three months ended March 31, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $0.7 million. For the three months ended March 31, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $1.0 million. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our board of directors (the “Board”) for their service on the Board, D&O insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$771	$(250)
Affiliate investments	—	101
Net realized gains (losses) on investments	771	(149)
Foreign currency transactions	(10,517)	(1,293)
Net realized gains (losses)	$(9,746)	$(1,442)
During the three months ended March 31, 2023, we recognized net realized losses totaling $9.7 million, which consisted primarily of a net loss on foreign currency transactions of $10.5 million, partially offset by a net gain on our investment portfolio of $0.8 million. During the three months ended March 31, 2022, we recognized net realized losses totaling $1.4 million, which consisted primarily of a net loss on foreign currency transactions of $1.3 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$7,437	$(28,587)
Affiliate investments	10,841	12,996
Control investments	(7,269)	14,644
Net unrealized appreciation (depreciation) on investments	11,009	(947)
Credit support agreements	5,586	(400)
Foreign currency transactions	5,375	4,812
Net unrealized appreciation (depreciation)	$21,970	$3,465
During the three months ended March 31, 2023, we recorded net unrealized appreciation totaling $22.0 million, consisting of net unrealized appreciation on our current portfolio of $11.8 million, unrealized appreciation of $0.9 million on the MVC credit support agreement with Barings, unrealized appreciation of $4.7 million on the Sierra credit support agreement with Barings, net unrealized appreciation related to foreign currency transactions of $5.4 million, net of unrealized depreciation reclassification adjustments of $0.7 million related to the net realized gains on the sales / repayments of certain investments and $0.1 million of deferred taxes. The net unrealized appreciation on our current portfolio of $11.8 million was driven primarily by broad market moves for investments of $4.0 million, credit or fundamental performance of investments of $0.9 million and the impact of foreign currency exchange rates on investments of $6.9 million.

During the three months ended March 31, 2022, we recorded net unrealized appreciation totaling $3.5 million, consisting of net unrealized appreciation on our current portfolio of $0.1 million and net unrealized appreciation related to foreign currency transactions of $4.8 million, net of unrealized depreciation of $0.4 million on the MVC credit support agreement with Barings and net unrealized depreciation reclassification adjustments of $1.0 million related to the realized gains on the sales/ repayments of certain investments. The net unrealized appreciation on our current portfolio of $0.1 million was driven primarily by credit or fundamental performance of investments of $27.8 million, partially offset by the impact of foreign currency exchange rates on investments of $4.7 million and broad market moves for investments of $23.1 million.
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
Cash Flows
For the three months ended March 31, 2023, we experienced a net decrease in cash in the amount of $84.0 million. During that period, our operating activities used $92.0 million in cash, consisting primarily of purchases of portfolio investments of $179.6 million partially offset by proceeds from sales or repayments of portfolio investments totaling $69.5 million. In addition, our financing activities provided net cash of $8.0 million, consisting of net borrowings under the February 2019 Credit Facility (as defined below under “Financing Transactions”) of $35.0 million, partially offset by dividends paid in the amount of $27.0 million. As of March 31, 2023, we had $55.4 million of cash and foreign currencies on hand.
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
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility total $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility (the “April 2022 Amendment”). The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. The revolving period of the February 2019 Credit Facility ends on February 21, 2024, followed by a one-year repayment period with a maturity date of February 21, 2025.
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
In addition, we pay a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, we incurred financing fees of approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility. In connection with the February 2022 Amendment and the April 2022 Amendment, we incurred financing fees of approximately $1.7 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
As of March 31, 2023, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $532.5 million outstanding under the February 2019 Credit Facility with an interest rate of 6.798% (one month SOFR of 4.698%), borrowings denominated in Swedish krona of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 5.000% (one month STIBOR of 3.000%), borrowings denominated in British pounds sterling of £68.6 million ($84.8 million U.S. dollars) with an interest rate of 5.960% (one month SONIA of 3.960%) and borrowings denominated in Euros of €138.6 million ($150.6 million U.S. dollars) with an interest rate of 4.625% (one month EURIBOR of 2.625%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2023, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $769.1 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of March 31, 2023, we were in compliance with all covenants under the August 2020 NPA.
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
As of March 31, 2023, the fair value of the outstanding August 2025 Notes was $46.6 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2023, we were in compliance with all covenants under the November 2020 NPA.
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
As of March 31, 2023, the fair value of the outstanding Series B Notes and the Series C Notes was $56.8 million and $98.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2023, we were in compliance with all covenants under the February 2021 NPA.
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
As of March 31, 2023, the fair value of the outstanding Series D Notes and the Series E Notes was $70.9 million and $59.1 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
As of March 31, 2023, the fair value of the outstanding November 2026 Notes was $296.5 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Share Repurchase Program
In connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program occurred during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and were made in accordance with applicable legal, contractual and regulatory requirements. The MVC-related repurchase program terminated on May 6, 2022. Prior to its termination, we repurchased a total of 207,677 shares of common stock in the open market under the MVC repurchase program at an average price of $10.14 per share, including broker commissions.
In connection with the completion of the acquisition of Sierra, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program occurred during the 12-month period commencing on April 1, 2022 and were made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with our covenant and regulatory requirements. During the year ended December 31, 2022, we repurchased the maximum amount of $30.0 million of common stock authorized under the Sierra share repurchase program. In total under the Sierra share repurchase program, we repurchased a total of 3,179,168 shares of common stock in the open market under the authorized program at an average price of $9.44 per share, including broker commissions.
On February 23, 2023, our Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by our Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2023, we did not repurchase any shares.

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
Recent Developments
Subsequent to March 31, 2023, we made approximately $2.7 million of new commitments, of which $2.2 million closed and funded. The $2.2 million of investments consists of $1.9 million of first lien senior secured debt investments and $0.3 million of subordinated debt investments. The weighted average yield of the debt investments was 11.2%. In addition, we funded $15.5 million of previously committed debt and equity facilities.
On May 4, 2023, the Board declared a quarterly distribution of $0.25 per share payable on June 14, 2023 to holders of record as of June 7, 2023.
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
Valuation of Investments
The Adviser conducts the valuation of our investments, upon which our net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by the Adviser and were approved by the Board.
As of March 31, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 212% of our total net assets, as compared to approximately 205% of our total net assets as of December 31, 2022.
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
Fee income for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Recurring Fee Income:
Amortization of loan origination fees	$1,672	$1,327
Management, valuation and other fees	593	(585)
Total Recurring Fee Income	2,265	742
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	345	196
Advisory, loan amendment and other fees	690	259
Total Non-Recurring Fee Income	1,035	455
Total Fee Income	$3,300	$1,197

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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2023 and December 31, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$922	$1,152
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	2,055	—
Amtech LLC(1)	Delayed Draw Term Loan	1,527	1,527
Amtech LLC(1)	Revolver	682	545
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	373	366
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,155	2,543
Arc Education(1)(3)	Delayed Draw Term Loan	1,934	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	674	789
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	172	168
ASC Communications, LLC	Revolver	1,089	1,089
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	901	876
ATL II MRO Holdings, Inc.(1)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,280	1,295
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(3)	Acquisition Facility	2,064	2,028
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	4,152	4,783
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	417	417
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,840	2,840

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	138	135
BrightSign LLC(1)	Revolver	—	1,329
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	110
Catawba River Limited(1)(2)(4)	Structured Junior Note	12,999	12,635
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	921	1,028
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	78	78
Comply365, LLC(1)	Revolver	1,101	935
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	427	419
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	146	142
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,368	1,368
DISA Holdings Corp.(1)	Revolver	429	416
DreamStart Bidco SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	579
Dune Group(1)(2)(3)	Delayed Draw Term Loan	635	624
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	5,165	5,164
Eclipse Business Capital, LLC(1)	Revolver	18,364	17,455
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	9,272	9,272
EMI Porta Holdco LLC(1)(2)	Revolver	1,092	1,471
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	257	257
eShipping, LLC(1)	Delayed Draw Term Loan	1,650	1,650
eShipping, LLC(1)	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,686	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	537	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	230	246
Faraday(1)(2)(3)	Delayed Draw Term Loan	974	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	—	180
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	556	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925	925
FragilePak LLC(1)	Delayed Draw Term Loan	2,354	2,354
GB Eagle Buyer, Inc.(1)(2)	Revolver	2,581	2,581
Global Academic Group Limited(1)(7)	Term Loan	446	451
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
Greenhill II BV(1)(3)	Capex Acquisition Facility	260	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	449	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	220	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	309	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	267	267
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	565	555
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	2,045

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
HTI Technology & Industries(1)(2)	Revolver	1,364	1,364
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	556	913
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	1,284	1,261
INOS 19-090 GmbH(1)(3)	Acquisition Facility	2,422	2,380
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,334	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	56	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	757	744
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	4,249	—
ITI Intermodal, Inc.(1)(2)	Revolver	857	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	1,425	1,441
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,830	2,830
Kemmerer Operations LLC(1)	Delayed Draw Term Loan	—	908
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	1,797	1,766
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
LeadsOnline, LLC(1)	Revolver	2,603	2,603
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	2,500
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	138	138
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	106
Marshall Excelsior Co.(1)	Revolver	55	413
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	296	296
Mercell Holding AS(1)(8)	Capex Acquisition Facility	750	797
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	956	968
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	361	407
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,180	1,180
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	489	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	374	443
NF Holdco, LLC(1)(2)	Revolver	1,105	—
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	809	809
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	471	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	254	607
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,289
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	384	187
PDQ.Com Corporation(1)	Delayed Draw Term Loan	6,885	6,885
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(3)	Delayed Draw Term Loan	2,933	2,882
ProfitOptics, LLC(1)	Revolver	306	484
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	807	792
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	740	727
Qualified Industries, LLC(1)(2)	Revolver	242	—

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623
R1 Holdings, LLC(1)	Revolver	1,601	1,601
RA Outdoors, LLC(1)(2)	Revolver	864	1,235
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	4,412	4,412
Randys Holdings, Inc.(1)(2)	Revolver	1,513	1,571
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	579	725
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	617	600
Rhondda Financing No. 1 DAC(1)(2)(4)	Structured Junior Note	22,914	—
Rocade Holdings LLC	Preferred Equity	40,000	—
Royal Buyer, LLC(1)	Revolver	1,340	1,340
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,082	2,209
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	1,587	2,381
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	846	1,751
Sanoptis S.A.R.L.(1)(2)(9)	CAF Delayed Draw Term Loan	445	—
SBP Holdings LP(1)(2)	Delayed Draw Term Loan	1,469	—
SBP Holdings LP(1)(2)	Revolver	887	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	2,311	2,270
Scout Bidco B.V.(1)(3)	Revolver	1,049	1,030
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,173	2,134
Security Holdings B.V.(1)(2)(3)	Revolver	1,086	1,067
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	1,599	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	1,978	1,978
Smartling, Inc.(1)(2)	Revolver	1,176	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	—	38
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	3,478	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,995	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	141	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	7,500	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	4,794	4,664
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933	1,933
Syntax Systems Ltd(1)(2)	Revolver	202	337
Tank Holding Corp(1)	Revolver	625	698
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,118	1,088
Techone B.V.(1)(3)	Revolver	310	203
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	3,229	2,826
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	858	1,182
Trader Corporation(1)(6)	Revolver	345	345
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,350	1,350
Union Bidco Limited(1)(2)(4)	Acquisition Facility	80	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	672	1,170
Unither (Uniholding)(1)(2)(3)	Delayed Draw Term Loan	471	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,629	3,629
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	—	2,622
Waccamaw River(2)	Joint Venture	2,480	2,480
Whitcraft Holdings, Inc.(1)(2)	Revolver	1,886	—
Woodland Foods, Inc.(1)(2)	Line of Credit	456	456
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	3,106	3,106
WWEC Holdings III Corp(1)(2)	Revolver	1,367	1,366
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	3,196	3,109
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)	Revolver	845	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,587	2,516
Total unused commitments to extend financing		$371,795	$308,532
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
(9)Actual commitment amount is denominated in Swiss francs. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of March 31, 2023 and December 31, 2022, we had guaranteed €9.9 million ($10.8 million U.S. dollars and $10.6 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto that mature in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2023, we were not a party to any interest rate hedging arrangements.
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
As of March 31, 2023, approximately $1,989.6 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based or SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our March 31, 2023 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$59,688	$23,073	$36,615
Up 200 basis points	39,792	15,382	24,410
Up 100 basis points	19,896	7,691	12,205
Down 25 basis points	(4,974)	(1,923)	(3,051)
Down 50 basis points	(9,948)	(3,846)	(6,102)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of March 31, 2023, we had borrowings denominated in Swedish krona of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 5.000%, borrowings denominated in British pounds sterling of £68.6 million ($84.8 million U.S. dollars) with an interest rate of 5.960% and borrowings denominated in Euros of €138.6 million ($150.6 million U.S. dollars) with an interest rate of 4.625%.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
You should carefully consider the risks described below and in Item 1A entitled “Risk Factors” in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023, and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties referenced herein and in our most recent Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
Other than as set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2023, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 102,326 shares of our common stock for an aggregate of $788,128 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on February 23, 2023.
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

BARINGS BDC, INC.

Date:	May 4, 2023	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2023	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)