Form 10-Q
period 2023-06-30
Barings BDC, Inc.
filed 2023-08-09
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 9, 2023 was 106,516,166.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,138,921 and $2,191,345 as of June 30, 2023 and December 31, 2022, respectively)	$2,053,044	$2,052,614
Affiliate investments (cost of $317,916 and $275,482 as of June 30, 2023 and December 31, 2022, respectively)	345,990	289,993
Control investments (cost of $97,868 and $95,571 as of June 30, 2023 and December 31, 2022, respectively)	106,958	106,328
Total investments at fair value	2,505,992	2,448,935
Cash	63,410	96,160
Foreign currencies (cost of $16,811 and $42,627 as of June 30, 2023 and December 31, 2022, respectively)	16,920	43,255
Interest and fees receivable	46,582	42,738
Prepaid expenses and other assets	1,576	1,079
Credit support agreements (cost of $58,000 as of both June 30, 2023 and December 31, 2022, respectively)	60,650	53,086
Derivative assets	2,644	1,508
Deferred financing fees	4,859	3,224
Receivable from unsettled transactions	27,780	19,972
Total assets	$2,730,413	$2,709,957
Liabilities:
Accounts payable and accrued liabilities	$1,856	$971
Interest payable	8,193	7,635
Administrative fees payable	486	677
Base management fees payable	8,134	7,981
Incentive management fees payable	10,086	—
Derivative liabilities	2,049	16,677
Payable from unsettled transactions	135	35,565
Borrowings under credit facilities	772,087	729,144
Notes payable (net of deferred financing fees)	719,790	718,978
Total liabilities	1,522,816	1,517,628
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 106,516,166 and 107,916,166 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	107	108
Additional paid-in capital	1,845,122	1,855,975
Total distributable earnings (loss)	(637,632)	(663,754)
Total net assets	1,207,597	1,192,329
Total liabilities and net assets	$2,730,413	$2,709,957
Net asset value per share	$11.34	$11.05
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$54,561	$40,010	$105,729	$71,634
Affiliate investments	459	411	839	584
Control investments	404	363	746	636
Total interest income	55,424	40,784	107,314	72,854
Dividend income:
Non-Control / Non-Affiliate investments	831	63	1,658	186
Affiliate investments	9,419	7,183	16,466	14,753
Total dividend income	10,250	7,246	18,124	14,939
Fee and other income:
Non-Control / Non-Affiliate investments	4,232	4,924	7,314	7,147
Affiliate investments	37	26	204	39
Control investments	32	122	83	(918)
Total fee and other income	4,301	5,072	7,601	6,268
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	4,782	2,070	8,317	4,358
Affiliate investments	48	93	251	137
Control investments	292	311	496	778
Total payment-in-kind interest income	5,122	2,474	9,064	5,273
Interest income from cash	205	16	403	16
Total investment income	75,302	55,592	142,506	99,350
Operating expenses:
Interest and other financing fees	20,811	13,168	40,127	24,829
Base management fee (Note 2)	8,134	7,381	15,987	13,253
Incentive management fees (Note 2)	10,086	—	19,691	4,754
General and administrative expenses (Note 2)	2,447	3,269	5,183	5,727
Total operating expenses	41,478	23,818	80,988	48,563
Net investment income before taxes	33,824	31,774	61,518	50,787
Income taxes, including excise tax expense	200	—	395	6
Net investment income after taxes	33,624	31,774	61,123	50,781

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(46,218)	$(6,701)	(45,446)	(6,951)
Affiliate investments	—	—	—	101
Control investments	—	(813)	—	(813)
Net realized gains (losses) on investments	(46,218)	(7,514)	(45,446)	(7,663)
Foreign currency transactions	(2,320)	(2,709)	(12,837)	(4,002)
Net realized gains (losses)	(48,538)	(10,223)	(58,283)	(11,665)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	45,334	(65,428)	52,771	(94,016)
Affiliate investments	2,722	(13,435)	13,563	(440)
Control investments	5,602	17,050	(1,667)	31,696
Net unrealized appreciation (depreciation) on investments	53,658	(61,813)	64,667	(62,760)
Credit support agreements	1,978	(13,361)	7,564	(13,760)
Foreign currency transactions	(577)	30,520	4,798	35,332
Net unrealized appreciation (depreciation)	55,059	(44,654)	77,029	(41,188)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements and foreign currency transactions	6,521	(54,877)	18,746	(52,853)
Benefit from (provision for) income taxes	(28)	(1,890)	(101)	(1,890)
Net increase (decrease) in net assets resulting from operations	$40,117	$(24,993)	$79,768	$(3,962)
Net investment income per share—basic and diluted	$0.31	$0.29	$0.57	$0.52
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.37	$(0.23)	$0.74	$(0.04)
Dividends/distributions per share:
Total dividends/distributions per share	$0.25	$0.24	$0.50	$0.47
Weighted average shares outstanding—basic and diluted	107,381,276	110,759,443	107,647,243	96,785,517
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2022	Number of Shares	Par Value
Balance, March 31, 2022	111,095,334	$111	$1,597,257	$(279,812)	$1,317,556
Net investment income	—	—	—	31,774	31,774
Net realized loss on investments / foreign currency transactions	—	—	—	(10,223)	(10,223)
Net unrealized depreciation of investments / CSAs / foreign currency transactions	—	—	—	(44,654)	(44,654)
Provision for taxes	—	—	—	(1,890)	(1,890)
Distributions of net investment income	—	—	—	(26,506)	(26,506)
Deemed contribution - from Adviser (See Note 9)	—	—	(174)	—	(174)
Purchases of shares in repurchase plan	(1,309,442)	(1)	(13,007)	—	(13,008)
Balance, June 30, 2022	109,785,892	$110	$1,584,076	$(331,311)	$1,252,875

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2023	Number of Shares	Par Value
Balance, March 31, 2023	107,916,166	$108	$1,855,975	$(651,082)	$1,205,001
Net investment income	—	—	—	33,624	33,624
Net realized loss on investments / foreign currency transactions	—	—	—	(48,538)	(48,538)
Net unrealized appreciation of investments / CSAs / foreign currency transactions	—	—	—	55,059	55,059
Provision for taxes	—	—	—	(28)	(28)
Distributions of net investment income	—	—	—	(26,667)	(26,667)
Purchases of shares in repurchase plan	(1,400,000)	(1)	(10,853)	—	(10,854)
Balance, June 30, 2023	106,516,166	$107	$1,845,122	$(637,632)	$1,207,597

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2022	Number of Shares	Par Value
Balance, December 31, 2021	65,316,085	$65	$1,027,687	$(285,821)	$741,931
Net investment income	—	—	—	50,781	50,781
Net realized loss on investments / foreign currency transactions	—	—	—	(11,665)	(11,665)
Net unrealized depreciation of investments / CSAs / foreign currency transactions	—	—	—	(41,188)	(41,188)
Provision for taxes	—	—	—	(1,890)	(1,890)
Distributions of net investment income	—	—	—	(41,528)	(41,528)
Deemed contribution - CSA (See Note 2)	—	—	44,400	—	44,400
Deemed contribution - from Adviser (See Note 9)	—	—	27,729	—	27,729
Public offering of common stock	45,986,926	46	499,372	—	499,418
Purchases of shares in repurchase plan	(1,517,119)	(1)	(15,112)	—	(15,113)
Balance, June 30, 2022	109,785,892	$110	$1,584,076	$(331,311)	$1,252,875

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2023	Number of Shares	Par Value
Balance, December 31, 2022	107,916,166	$108	$1,855,975	$(663,754)	$1,192,329
Net investment income	—	—	—	61,123	61,123
Net realized loss on investments / foreign currency transactions	—	—	—	(58,283)	(58,283)
Net unrealized appreciation of investments / CSAs / foreign currency transactions	—	—	—	77,029	77,029
Provision for taxes	—	—	—	(101)	(101)
Distributions of net investment income	—	—	—	(53,646)	(53,646)
Purchases of shares in repurchase plan	(1,400,000)	(1)	(10,853)	—	(10,854)
Balance, June 30, 2023	106,516,166	$107	$1,845,122	$(637,632)	$1,207,597

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$79,768	$(3,962)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(255,744)	(708,703)
Net cash acquired from mergers (cash consideration paid) (See Note 9)	—	101,896
Transaction costs from mergers (See Note 9)	—	(6,804)
Repayments received/sales of portfolio investments	188,422	603,169
Loan origination and other fees received	2,876	11,492
Net realized (gain) loss on investments	45,446	7,663
Net realized (gain) loss on foreign currency transactions	12,837	4,002
Net unrealized (appreciation) depreciation on investments	(64,667)	62,760
Net unrealized (appreciation) depreciation of CSAs	(7,564)	13,760
Net unrealized (appreciation) depreciation on foreign currency transactions	(4,798)	(35,332)
Payment-in-kind interest / dividends	(11,567)	(5,273)
Amortization of deferred financing fees	1,565	1,498
Accretion of loan origination and other fees	(4,094)	(5,313)
Amortization / accretion of purchased loan premium / discount	(946)	(1,240)
Payments for derivative contracts	(19,437)	(2,901)
Proceeds from derivative contracts	2,526	2,877
Changes in operating assets and liabilities:
Interest and fees receivable	(2,730)	(50,492)
Prepaid expenses and other assets	651	(2,624)
Accounts payable and accrued liabilities	9,702	(176)
Interest payable	558	1,033
Net cash provided by (used in) operating activities	(27,196)	(12,670)
Cash flows from financing activities:
Borrowings under credit facilities	35,000	184,657
Financing fees paid	(2,389)	(1,829)
Purchases of shares in repurchase plan	(10,854)	(15,113)
Cash dividends / distributions paid	(53,646)	(41,528)
Net cash provided by (used in) financing activities	(31,889)	126,187
Net increase (decrease) in cash and foreign currencies	(59,085)	113,517
Cash and foreign currencies, beginning of period	139,415	84,253
Cash and foreign currencies, end of period	$80,330	$197,770
Supplemental Information:
Cash paid for interest	$37,354	$21,766
Excise taxes paid during the period	$800	$—
Supplemental non-cash information
Acquisitions (See Note 9):
Fair value of net assets acquired, net of cash	$—	$(435,811)
Transaction costs	—	3,756
Common stock issued in acquisition of net assets	—	499,418
Credit support agreement (See Note 2)	—	(44,400)
Deemed contribution - from Adviser	—	27,729
Deemed contributions - CSA	—	44,400
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.8% Cash	7/19	7/25	$16,183	$16,035	$16,183	1.3%	(7)(8)(16)
						16,183	16,035	16,183

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	9/29	12,500	12,500	12,050	1.0%	(3)(7)
						12,500	12,500	12,050

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	1/22	N/A		5,000	5,631	0.5%	(7)(34)
		Class B Convertible Preferred Equity (1,667 shares)	N/A	12/22	N/A		1,667	1,803	0.1%	(7)(34)
							6,667	7,434

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.6% Cash	8/21	7/27	2,500	2,452	2,448	0.2%	(3)(7)(8)(11)
						2,500	2,452	2,448

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.1% Cash	4/22	4/28	12,193	12,041	11,803	1.0%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 11.1% Cash	4/22	4/28	1,671	1,643	1,597	0.1%	(7)(8)(10)
		Common Stock (437,623.30 shares)	N/A	4/22	N/A		438	432	—%	(7)(34)
						13,864	14,122	13,832

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash	3/22	10/26	7,888	7,801	7,281	0.6%	(3)(7)(8)(14)
						7,888	7,801	7,281

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.5% Cash	8/21	10/27	5,900	5,633	4,882	0.4%	(3)(7)(8)(16)
						5,900	5,633	4,882

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	5/23	5/30	1,414	1,357	1,348	0.1%	(3)(7)(8)(13)
		Subordinated Term Loan	EURIBOR + 10.50% PIK	5/23	11/30	303	296	294	—%	(3)(7)(8)(13)
						1,717	1,653	1,642

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	782	0.1%	(7)(34)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	202	—%	(7)(34)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9		—%	(7)(34)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2		—%	(7)(34)
							363	984

Air Canada 2020-2 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	9.0% Cash	9/20	10/25	4,176	4,176	4,224	0.3%
						4,176	4,176	4,224

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	6/21	7/27	12,810	12,583	11,905	1.0%	(7)(8)(16)
						12,810	12,583	11,905

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.7% Cash	4/21	4/29	6,460	6,347	6,228	0.5%	(7)(8)(9)
		Partnership Units (348.68 units)	N/A	4/21	N/A		349	562	—%	(7)(34)
						6,460	6,696	6,790

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	3/23	3/30	$3,247	$3,061	$3,120	0.3%	(3)(7)(8)(13)
						3,247	3,061	3,120

Alpine SG, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.0% Cash	2/22	11/27	23,139	22,678	22,677	1.9%	(7)(8)(16)(33)
						23,139	22,678	22,677

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 14.1% Cash	5/21	5/29	18,157	17,719	16,795	1.4%	(8)(9)
						18,157	17,719	16,795

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	9/22	9/28	5,288	4,676	4,690	0.4%	(3)(7)
		Class B Common Stock (93,165,208 shares)	N/A	9/22	N/A		1,040	1,184	0.1%	(3)(7)(34)
		Warrants (380,385 units)	N/A	9/22	N/A		4	599	—%	(3)(7)(34)
						5,288	5,720	6,473

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	4/23	4/29	1,945	1,897	1,896	0.2%	(7)(8)(15)
		Revolver	SOFR + 5.50%, 10.6% Cash	4/23	4/29	—	(11)	(12)		(7)(8)(15)
		Common Stock (88,011 shares)	N/A	4/23	N/A		88	88	—%	(7)(34)
						1,945	1,974	1,972

AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 12.16%	2/22	4/31	7,222	4,275	2,719	0.2%	(3)(33)
						7,222	4,275	2,719

AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 12.32%	2/22	10/31	2,000	1,786	1,258	0.1%	(3)(33)
						2,000	1,786	1,258

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	11/21	11/27	3,020	2,964	2,986	0.2%	(7)(8)(9)
		Revolver	LIBOR + 6.00%, 11.2% Cash	11/21	11/27	—	(10)	(6)	—%	(7)(8)(9)
						3,020	2,954	2,980

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Bond	10.0% Cash, 5.0% PIK	8/20	8/25	15,580	14,963	14,995	1.2%
						15,580	14,963	14,995

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.1% Cash	11/21	10/28	3,187	3,176	3,121	0.3%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.1% Cash	4/22	10/28	5,872	5,755	5,749	0.5%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.1% Cash	1/23	10/28	1,674	1,581	1,664	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.6% Cash	6/22	10/28	1,019	1,019	997	0.1%	(3)(7)(8)(10)
		Revolver	EURIBOR + 6.00%, 9.1% Cash	4/22	10/23	—	(2)	(8)	—%	(3)(7)(8)(13)
						11,752	11,529	11,523

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 12.4% Cash	2/19	6/25	13,320	13,227	10,802	0.9%	(7)(8)(9)
						13,320	13,227	10,802

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	7/22	7/29	2,509	2,308	2,462	0.2%	(3)(7)(8)(13)
						2,509	2,308	2,462

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.8% Cash	1/20	1/27	$1,853	$1,880	$1,853	0.2%	(3)(7)(8)(19)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	1/20	7/27	293	297	280	—%	(3)(7)
						2,146	2,177	2,133

Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 22.57%	2/22	10/30	18,358	6,393	5,393	0.4%	(3)(33)
						18,358	6,393	5,393

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.4% Cash	4/22	3/30	2,066	2,282	2,008	0.2%	(3)(7)(8)(21)
						2,066	2,282	2,008

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	9/21	9/27	2,477	2,609	2,004	0.2%	(3)(7)(8)(14)
		Preferred Stock (13 shares)	N/A	9/21	N/A		120	4	—%	(3)(7)(34)
		Common Stock (48 shares)	N/A	9/21	N/A		12		—%	(3)(7)(34)
						2,477	2,741	2,008

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.9% Cash	2/21	3/28	3,662	3,892	3,563	0.3%	(3)(7)(8)(20)
						3,662	3,892	3,563

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.7% Cash	3/21	3/29	20,000	19,592	19,660	1.6%	(7)(8)(10)
						20,000	19,592	19,660

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.5% Cash	12/21	12/28	6,409	6,464	6,064	0.5%	(3)(7)(8)(20)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	1,704	1,733	1,621	0.1%	(3)(7)(8)(20)
						8,113	8,197	7,685

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.3% Cash	7/22	7/29	3,352	3,011	3,266	0.3%	(3)(7)(8)(13)
						3,352	3,011	3,266

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 10.0% Cash	4/19	4/26	9,130	9,128	9,086	0.8%	(7)(8)(10)
						9,130	9,128	9,086

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.3% Cash	10/20	10/27	6,437	6,486	6,328	0.5%	(3)(7)(8)(13)
						6,437	6,486	6,328

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.3% Cash	7/22	7/29	1,759	1,636	1,699	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.6% Cash	7/22	7/29	130	126	125	—%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	7/22	7/29	1,690	1,521	1,609	0.1%	(3)(7)(8)(18)
		Second Lien Term Loan	10.5% PIK	7/22	7/29	567	517	538	—%	(3)(7)
		Preferred Stock (41,560 shares)	10.0% PIK	7/22	N/A		54	50	—%	(3)(7)
		Equity Loan Notes (41,560 units)	10.0% PIK	7/22	N/A		54	50	—%	(3)(7)
		Common Stock (464 shares)	N/A	7/22	N/A		1	—	—%	(3)(7)(34)
						4,146	3,909	4,071

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	6/19	6/24	3,957	3,933	3,897	0.3%	(7)(8)(17)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	10/22	6/24	4,890	4,824	4,806	0.4%	(7)(8)(17)
						8,847	8,757	8,703

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	7/22	7/27	$14,123	$13,933	$13,968	1.2%	(7)(8)(15)
		Revolver	SOFR + 5.00%, 10.2% Cash	7/22	7/27	—	(14)	(12)	—%	(7)(8)(16)
		Class A Units (25,718.20 units)	N/A	7/22	N/A		539	665	0.1%	(7)
						14,123	14,458	14,621

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.7% Cash	11/21	11/28	2,398	2,426	2,341	0.2%	(3)(7)(8)(20)
						2,398	2,426	2,341

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	11/22	11/28	8,292	8,100	8,259	0.7%	(7)(8)(16)
		Revolver	SOFR + 5.50%, 10.5% Cash	11/22	11/28	—	(38)	(7)	—%	(7)(8)(16)
						8,292	8,062	8,252
Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 10.5% Cash	12/19	12/26	1,527	1,529	1,349	0.1%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.4% Cash	4/21	12/26	852	903	752	0.1%	(3)(7)(8)(20)
						2,379	2,432	2,101

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	2,350	2,426	2,252	0.2%	(3)(7)(8)(22)
						2,350	2,426	2,252

Aviation Technical Services, Inc.	Aerospace & Defense	Second Lien Senior Secured Term Loan	LIBOR + 2.00%, 7.2% Cash, 6.5% PIK	2/22	3/25	29,457	28,114	28,867	2.4%	(7)(8)(9)(33)
						29,457	28,114	28,867

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 8.9% Cash, 0.3% PIK	8/18	3/25	4,810	4,557	4,686	0.4%	(8)(9)
		First Lien Senior Secured Term Loan	LIBOR + 4.50%, 10.7% Cash, 1.0% PIK	8/18	10/26	748	709	739	0.1%	(8)(9)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	5,934	5,856	6,167	0.5%
						11,492	11,122	11,592

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.4% Cash	11/21	11/27	4,537	4,452	4,485	0.4%	(7)(8)(10)
		Revolver	LIBOR + 5.25%, 10.4% Cash	11/21	11/27	—	(7)	(5)	—%	(7)(8)(10)
		Subordinated Term Loan	12.0% PIK	11/21	5/28	1,518	1,498	1,477	0.1%	(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	153	—%	(7)(34)
						6,055	6,135	6,110

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	11/21	11/28	7,310	7,355	7,310	0.6%	(3)(7)(8)(14)
						7,310	7,355	7,310

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.1% Cash	7/19	7/26	1,022	1,162	1,022	0.1%	(3)(7)(8)(26)
						1,022	1,162	1,022

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.7% Cash	10/21	10/27	2,538	2,505	2,509	0.2%	(7)(8)(15)
						2,538	2,505	2,509

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	2/21	2/28	7,637	8,103	7,431	0.6%	(3)(7)(8)(14)
						7,637	8,103	7,431

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR +5.75%, 10.6% Cash	1/21	1/28	2,532	2,481	2,436	0.2%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.8% Cash	1/21	1/28	853	894	821	0.1%	(3)(7)(8)(19)
						3,385	3,375	3,257

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	12/22	12/29	$6,627	$6,367	$6,446	0.5%	(3)(7)(8)(13)
						6,627	6,367	6,446

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	8/21	8/27	1,883	1,814	1,619	0.1%	(7)(8)(16)
						1,883	1,814	1,619

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	3/23	7/29	14,328	13,494	13,468	1.1%	(7)(8)(16)
						14,328	13,494	13,468

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	7/22	9/27	27,200	27,200	28,339	2.3%
		Preferred Stock- Series C (14,618 shares)	7.0% PIK	7/22	N/A		14,992	15,127	1.3%	(7)
						27,200	42,192	43,466

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	8/21	1/28	5,000	5,000	4,500	0.4%	(7)
						5,000	5,000	4,500

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.5% Cash	10/21	10/28	2,254	2,299	2,213	0.2%	(3)(7)(8)(13)
						2,254	2,299	2,213

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/21	10/27	4,729	4,693	4,693	0.4%	(7)(8)(16)
		Revolver	SOFR + 5.50%, 10.9% Cash	10/21	10/27	886	876	876	0.1%	(7)(8)(16)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	1,351	0.1%	(7)(34)
						5,615	6,676	6,920

British Airways 2020-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.4% Cash	11/20	11/28	649	649	654	0.1%
						649	649	654

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 10.7% Cash	12/20	12/27	14,577	15,160	14,291	1.2%	(3)(7)(8)(20)
						14,577	15,160	14,291

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.4% Cash	2/22	12/28	2,813	2,793	2,564	0.2%	(8)(16)(33)
						2,813	2,793	2,564

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.5% Cash	10/18	10/24	6,281	6,260	6,155	0.5%	(7)(8)(16)
						6,281	6,260	6,155

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	7/22	7/30	4,545	4,378	4,418	0.4%	(7)(8)(15)
		LP Units (455 units)	N/A	7/22	N/A		455	501	—%	(7)(34)
						4,545	4,833	4,919

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.1% Cash	6/22	6/26	10,122	9,447	9,474	0.8%	(7)(8)(13)
						10,122	9,447	9,474

Cadent, LLC (f/k/a Cross MediaWorks)	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.5% Cash	9/18	9/25	6,751	6,748	6,670	0.6%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.5% Cash	7/22	9/25	11,339	11,279	11,108	0.9%	(7)(8)(10)
						18,090	18,027	17,778

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.8% Cash	12/21	12/28	4,984	4,902	4,615	0.4%	(7)(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.8% Cash	7/22	12/28	1,370	1,347	1,269	0.1%	(7)(8)(10)
		Revolver	LIBOR + 6.25%, 11.8% Cash	12/21	12/28	—	(15)	(70)	—%	(7)(8)(10)
						6,354	6,234	5,814

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 3.50%, 8.5% Cash, 3.5% PIK	6/21	3/26	$1,656	$1,791	$1,429	0.1%	(3)(7)(8)(25)
		Class A Equity (500,000 units)	N/A	5/22	N/A		389	—	—%	(3)(7)(34)
		Class C - Warrants (74,712.64 units)	N/A	5/22	N/A		—	—	—%	(3)(7)(34)
						1,656	2,180	1,429

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.6% Cash	4/22	4/27	4,318	4,267	4,279	0.4%	(3)(7)(8)(16)
		LLC Units (681,818 units)	N/A	4/22	N/A		682	638	0.1%	(3)(7)(34)
						4,318	4,949	4,917

Carlson Travel, Inc	Business Travel Management	First Lien Senior Secured Bond	8.5% Cash	11/21	11/26	6,050	5,756	3,304	0.3%
		Series A Convertible Preferred (10,980 units)	N/A	1/23	N/A		955	681	0.1%	(7)(34)
		Common Stock (219,504 shares)	N/A	11/21	N/A		4,194	905	0.1%	(34)
						6,050	10,905	4,890

Catawba River Limited	Finance Companies	Structured - Junior Note	N/A	10/22	10/28	5,892	5,268	4,044	0.3%	(3)(7)
						5,892	5,268	4,044

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.5% Cash	5/20	4/27	2,231	2,053	2,175	0.2%	(3)(7)(8)(13)
						2,231	2,053	2,175

Ceres Pharma NV	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.6% Cash	10/21	10/28	3,378	3,271	3,296	0.3%	(3)(7)(8)(14)
						3,378	3,271	3,296

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	2/22	2/28	5,256	5,146	5,084	0.4%	(7)(8)(16)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	12/22	2/28	1,378	1,340	1,344	0.1%	(7)(8)(16)
		Preferred Stock (551 shares)	N/A	2/22	N/A		551	995	0.1%	(7)(34)
						6,634	7,037	7,423

Cineworld Group PLC	Leisure Products	Warrants (553,375 units)	N/A	7/22	N/A		102	—	—%	(3)(34)
							102	—

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	1/20	1/26	6,241	6,172	6,191	0.5%	(7)(8)(15)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	1/20	4/26	604	596	599	—%	(7)(8)(15)
						6,845	6,768	6,790

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	5/19	5/25	18,813	18,694	18,211	1.5%	(7)(8)(16)
						18,813	18,694	18,211

CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	1/20	1/25	4,132	4,104	3,744	0.3%	(7)(8)(15)
		LLC Units (8,782 units)	N/A	1/20	N/A		352	—	—%	(7)(34)
						4,132	4,456	3,744

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	$6,943	$6,552	$6,513	0.5%	(7)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,551	15,588	1.3%	(7)
		LLC Units (2,037,735 units)	N/A	11/21	N/A		9,093	10,882	0.9%	(7)(34)
						23,563	31,196	32,983

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.8% Cash	11/21	11/28	1,303	1,279	1,288	0.1%	(3)(7)(8)(10)
						1,303	1,279	1,288

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 7.25%, 12.4% Cash	4/20	4/27	13,534	13,275	13,345	1.1%	(7)(8)(15)
		Class B Partnership Units (33,324.69 units)	N/A	4/20	N/A		—	218	—%	(7)(34)
						13,534	13,275	13,563

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	4/22	4/28	638	627	622	0.1%	(7)
		LLC Units (46,085.6 units)	N/A	4/22	N/A		125	162	—%	(7)(34)
						638	752	784

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	4/22	4/28	13,344	13,123	13,185	1.1%	(7)(8)(17)
		Revolver	SOFR + 5.25%, 10.6% Cash	4/22	4/28	—	(18)	(13)	—%	(7)(8)(17)
						13,344	13,105	13,172

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.2% Cash	10/22	10/29	5,080	4,531	4,989	0.4%	(3)(7)(8)(13)
						5,080	4,531	4,989

Core Scientific, Inc.	Technology	Equipment Term Loan	9.8% Cash	3/22	3/25	29,647	29,619	16,929	1.4%	(7)(31)
		Common Stock (91,504 shares)	N/A	9/22	N/A		296	78	—%	(34)
						29,647	29,915	17,007

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.5% PIK	9/21	9/28	4,548	4,723	4,478	0.4%	(3)(7)(8)(14)
		Class A Units (440 units)	N/A	9/21	N/A		205	205	—%	(3)(7)(34)
		Class B Units (191 units)	N/A	9/21	N/A		446	518	—%	(3)(7)(34)
						4,548	5,374	5,201

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.5% Cash	9/20	9/27	2,046	1,909	2,041	0.2%	(3)(7)(8)(18)
						2,046	1,909	2,041

CT Technologies Intermediate Holdings, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.5% Cash	2/22	12/25	4,912	4,905	4,557	0.4%	(8)(15)(33)
						4,912	4,905	4,557

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.8% Cash	12/21	12/28	927	940	914	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	1,142	1,119	1,126	0.1%	(3)(7)(8)(16)
						2,069	2,059	2,040

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	1/21	1/27	$2,775	$2,735	$2,763	0.2%	(7)(8)(10)
		LLC Units (161,290.32 units)	N/A	1/21	N/A		161	293	—%	(7)(34)
						2,775	2,896	3,056

DataOnline Corp.	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.9% Cash	2/22	11/25	14,475	14,475	14,330	1.2%	(7)(8)(10)(33)
		Revolver	LIBOR + 5.50%, 10.9% Cash	2/22	11/25	2,143	2,143	2,121	0.2%	(7)(8)(10)(33)
						16,618	16,618	16,451

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	11/22	11/28	1,909	1,869	1,875	0.2%	(7)(8)(16)
		Revolver	SOFR + 5.50%, 10.6% Cash	11/22	11/28	—	(9)	(8)	—%	(7)(8)(16)
		Partnership Units (96,153.85 units)	N/A	11/22	N/A		96	96	—%	(7)(34)
						1,909	1,956	1,963

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	12/21	12/26	638	628	631	0.1%	(7)(8)(15)
		Revolver	SOFR + 6.00%, 11.2% Cash	12/21	12/26	—	(3)	(2)	—%	(7)(8)(15)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	52	—%	(7)(34)
						638	680	681

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	11/22	9/28	5,757	5,565	5,672	0.5%	(7)(8)(15)
		Revolver	SOFR + 5.50%, 10.7% Cash	11/22	9/28	—	(12)	(5)	—%	(7)(8)(15)
						5,757	5,553	5,667

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.6% Cash	4/19	9/24	6,721	6,712	6,392	0.5%	(7)(8)(16)
						6,721	6,712	6,392

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.2% Cash	4/21	4/28	2,728	2,824	2,689	0.2%	(3)(7)(8)(14)
						2,728	2,824	2,689

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	3/20	3/27	2,320	2,319	2,320	0.2%	(3)(7)(8)(14)
						2,320	2,319	2,320

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 9.0%	2/22	4/34	3,620	2,225	1,731	0.1%	(3)(33)
						3,620	2,225	1,731

Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 9.5%	2/22	7/30	17,233	5,971	3,157	0.3%	(3)(33)
						17,233	5,971	3,157

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	9/21	9/28	126	110	102	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	9/21	9/28	1,230	1,213	1,192	0.1%	(3)(7)(8)(10)
						1,356	1,323	1,294

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.5% Cash	6/22	6/28	1,000	987	990	0.1%	(3)(7)(8)(16)
						1,000	987	990

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	7/21	7/27	14,673	14,358	14,408	1.2%	(7)(8)(16)
						14,673	14,358	14,408

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.2% Cash	11/21	11/29	$9,469	$9,328	$9,005	0.7%	(7)(8)(9)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	632	0.1%	(7)(34)
						9,469	9,859	9,637

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	3/23	5/28	776	753	755	0.1%	(7)
		Common Stock (163.83 shares)	N/A	3/23	N/A		231	241	—%	(7)(34)
						776	984	996

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.5% Cash	9/21	9/27	4,913	4,839	4,520	0.4%	(7)(8)(10)
						4,913	4,839	4,520

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	12,536	12,198	10,334	0.9%	(7)(8)(10)
		Revolver	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	1,940	1,896	1,640	0.1%	(7)(8)(10)
						14,476	14,094	11,974

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.6% Cash	2/21	12/25	5,481	5,451	5,481	0.5%	(7)(8)(10)
						5,481	5,451	5,481

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	4/21	4/28	6,049	5,960	5,728	0.5%	(7)(8)(16)
						6,049	5,960	5,728

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	11/21	11/27	2,873	2,805	2,873	0.2%	(7)(8)(15)
		Revolver	SOFR + 5.00%, 10.2% Cash	11/21	11/27	—	(22)	—	—%	(7)(8)(15)
						2,873	2,783	2,873

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.5% Cash	12/22	12/29	1,513	1,353	1,332	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	12/22	12/29	766	746	737	0.1%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.5% Cash	12/22	12/29	2,294	2,161	2,207	0.2%	(3)(7)(8)(19)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/29	579	546	550	—%	(3)(7)
						5,152	4,806	4,826

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.3% Cash	3/22	3/28	1,705	1,859	1,461	0.1%	(3)(7)(8)(23)
						1,705	1,859	1,461

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	7/22	7/28	7,191	7,067	6,731	0.6%	(7)(8)(16)
		Revolver	SOFR + 6.50%, 11.7% Cash	7/22	7/28	141	137	125	—%	(7)(8)(16)
						7,332	7,204	6,856

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.1% Cash	8/20	8/27	1,712	1,816	1,670	0.1%	(3)(7)(8)(13)
						1,712	1,816	1,670

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	1/23	1/30	1,662	1,587	1,599	0.1%	(3)(7)(8)(13)
						1,662	1,587	1,599

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	3/21	N/A		2,799	2,597	0.2%	(7)
							2,799	2,597

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	2/21	2/28	1,283	1,268	1,266	0.1%	(7)(8)(16)
						1,283	1,268	1,266

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	3/22	3/29	$4,295	$4,157	$4,154	0.3%	(3)(7)(8)(14)
						4,295	4,157	4,154

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (6,582.7 shares)	11.0% PIK	3/22	N/A		8,338	6,494	0.5%	(7)
							8,338	6,494

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 10.1% Cash	12/20	12/26	4,194	4,142	4,151	0.3%	(7)(8)(10)
						4,194	4,142	4,151

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.5% Cash	5/22	5/30	13,692	13,447	13,523	1.1%	(7)(8)(16)
		LLC Units (966.99 units)	N/A	5/22	N/A		967	1,075	0.1%	(7)(34)
						13,692	14,414	14,598

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,850	13,600	1.1%
						16,000	14,850	13,600

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (1,921,648 shares)	N/A	8/22	N/A		2,828	2,938	0.2%	(3)(7)(34)
							2,828	2,938

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 11.2% Cash	4/22	4/29	1,804	1,795	1,739	0.1%	(3)(7)(8)(19)
						1,804	1,795	1,739

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/22	2/26	1,907	1,860	1,872	0.2%	(7)(8)(15)
						1,907	1,860	1,872

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.4% Cash	5/21	5/27	4,614	4,526	4,614	0.4%	(7)(8)(10)
		Partnership Units (937.5 units)	N/A	5/21	N/A		938	1,132	0.1%	(7)(34)
						4,614	5,464	5,746

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 18.0% Cash	11/21	11/28	4,391	4,085	4,607	0.4%	(7)(8)(10)
		Common Stock (20,000 shares)	N/A	4/23	N/A		370	43	—%	(34)
						4,391	4,455	4,650

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	8/21	8/28	4,814	4,739	4,776	0.4%	(7)(8)(15)
		LP Interest (1,160.9 units)	N/A	8/21	N/A		12	17	—%	(7)(34)
		LP Units (5,104.3 units)	N/A	8/21	N/A		51	73	—%	(7)(34)
						4,814	4,802	4,866

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	12/22	12/28	16,690	16,225	16,258	1.3%	(7)(8)(16)
		Revolver	SOFR + 6.50%, 11.8% Cash	12/22	12/28	—	(70)	(67)	—%	(7)(8)(16)
		Partnership Units (687 units)	N/A	12/22	N/A		687	633	0.1%	(7)(34)
						16,690	16,842	16,824

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.7% Cash	7/22	7/27	2,456	2,509	2,402	0.2%	(3)(7)(8)(22)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.6% Cash	7/22	7/27	4,228	4,215	4,126	0.3%	(3)(7)(8)(27)
						6,684	6,724	6,528

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.4% Cash	6/22	6/29	469	445	334	—%	(3)(7)(8)(12)
						469	445	334

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	7/22	7/29	$897	$813	$878	0.1%	(3)(7)(8)(13)
						897	813	878

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	10/22	10/29	1,089	1,005	1,056	0.1%	(3)(7)(8)(13)
						1,089	1,005	1,056

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.0% Cash	11/21	8/26	819	790	794	0.1%	(8)(15)
						819	790	794

Gusto Aus BidCo Pty Ltd.	Consumer Non-Cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.6% Cash	10/22	10/28	2,168	2,021	2,112	0.2%	(3)(7)(8)(23)
						2,168	2,021	2,112

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.2% Cash	9/22	9/28	615	571	592	—%	(3)(7)(8)(22)
						615	571	592

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	1,586	1,563	1,378	0.1%	(7)
		Subordinated Term Loan	11.0% PIK	11/21	12/28	10,237	10,059	8,896	0.7%	(7)
						11,823	11,622	10,274

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 10.3% Cash	8/19	8/25	13,862	13,806	13,727	1.1%	(7)(8)(10)
						13,862	13,806	13,727

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.7% Cash	11/21	11/27	7,350	7,237	7,282	0.6%	(7)(8)(9)
		Revolver	LIBOR + 5.75%, 10.7% Cash	11/21	11/27	—	(39)	(24)	—%	(7)(8)(9)
						7,350	7,198	7,258

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.5% Cash	9/19	9/26	3,304	3,676	3,278	0.3%	(3)(7)(8)(13)
						3,304	3,676	3,278

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	10/22	10/29	5,110	4,469	4,991	0.4%	(3)(7)(8)(13)
						5,110	4,469	4,991

Holland Acquisition Corp.	Energy: Oil & Gas	First Lien Senior Secured Term Loan	LIBOR + 9.00%	2/22	5/24	3,754	—	—	—%	(7)(8)(11)(31)(33)
						3,754	—	—

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.1% Cash	3/21	3/27	3,770	3,720	3,457	0.3%	(7)(8)(16)
						3,770	3,720	3,457

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 4.85%, 10.1% Cash	4/22	11/28	6,667	6,498	6,460	0.5%	(3)(7)(8)(17)
						6,667	6,498	6,460

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.6% Cash	7/22	7/25	11,480	11,336	11,480	1.0%	(7)(8)(17)
		Revolver	SOFR + 8.50%, 13.6% Cash	7/22	7/25	—	(14)	—	—%	(7)(8)(17)
						11,480	11,322	11,480

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	12/18	12/24	5,867	5,807	5,767	0.5%	(7)(8)(15)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	12/18	12/24	5,330	5,292	5,239	0.4%	(7)(8)(15)
						11,197	11,099	11,006

Hygie 31 Holding	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.5% Cash	9/22	9/29	1,746	1,501	1,710	0.1%	(3)(7)(8)(14)
						1,746	1,501	1,710

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
IM Analytics Holding, LLC (d/b/a NVT)	Electronic Instruments & Components	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.9% Cash	11/19	11/23	$3,379	$3,375	$3,354	0.3%	(7)(8)(9)
		Warrants (68,950 units)	N/A	11/19	11/26		—	—	—%	(7)(34)
						3,379	3,375	3,354

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	5/21	4/28	2,728	2,942	2,667	0.2%	(3)(7)(8)(13)
						2,728	2,942	2,667

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	11/21	11/28	2,867	2,907	2,830	0.2%	(3)(7)(8)(14)
						2,867	2,907	2,830

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	4/21	4/28	6,462	6,824	6,200	0.5%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SARON + 6.50%, 8.2% Cash	5/23	4/28	1,025	1,019	985	0.1%	(3)(7)(8)(28)
						7,487	7,843	7,185

Innovative XCessories & Services, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.5% Cash	2/22	3/27	2,908	2,854	2,524	0.2%	(8)(17)(33)
						2,908	2,854	2,524

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.62%, 9.2% Cash	12/20	12/27	5,057	5,526	5,057	0.4%	(3)(7)(8)(13)
						5,057	5,526	5,057

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	8/22	8/29	956	866	931	0.1%	(3)(7)(8)(13)
						956	866	931

Iqor US Inc.	Services: Business	First Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.7% Cash	2/22	11/24	2,669	2,697	2,633	0.2%	(8)(9)(33)
						2,669	2,697	2,633

Isagenix International, LLC	Wholesale	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	4/23	4/28	801	488	681	0.1%	(7)(8)(16)(33)
		Common Stock (58,538 shares)	N/A	4/23	N/A		—	—	—%	(7)(34)
						801	488	681

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.6% Cash	10/22	10/29	4,685	4,052	4,581	0.4%	(3)(7)(8)(13)
						4,685	4,052	4,581

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	12/21	12/27	13,096	12,731	12,734	1.1%	(7)(8)(16)
		Revolver	SOFR + 6.50%, 11.7% Cash	12/21	12/27	25	(9)	(13)	—%	(7)(8)(16)
		Common Stock (7,500.40 shares)	N/A	1/22	N/A		750	772	0.1%	(7)(34)
						13,121	13,472	13,493

Ivanti Software, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 12.4% Cash	2/22	12/28	6,000	5,989	3,874	0.3%	(8)(10)(33)
						6,000	5,989	3,874

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.5% Cash	11/19	2/29	1,173	1,149	1,157	0.1%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.8% Cash	11/19	2/29	6,714	6,587	6,620	0.5%	(3)(7)(8)(17)
						7,887	7,736	7,777

JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	8/20	11/27	3,330	3,330	3,305	0.3%
						3,330	3,330	3,305

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	5/21	7/24	3,807	3,738	3,708	0.3%	(7)(8)(16)
						3,807	3,738	3,708

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 10.2% Cash	3/22	3/27	$3,468	$3,825	$3,390	0.3%	(3)(7)(8)(27)
						3,468	3,825	3,390

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.9% Cash	2/22	2/28	2,785	2,740	2,701	0.2%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	3/23	2/28	696	676	679	0.1%	(7)(8)(17)
		Revolver	LIBOR + 5.50%, 10.9% Cash	2/22	2/28	—	(6)	(13)	—%	(7)(8)(10)
		LLC Units (974.68 units)	N/A	2/22	N/A		97	153	—%	(7)
						3,481	3,507	3,520

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/20	11/26	5,623	5,520	5,545	0.5%	(7)(8)(16)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	215	—%	(7)(34)
						5,623	5,723	5,760

Kene Acquisition, Inc. (En Engineering)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.6% Cash	8/19	8/26	7,116	7,047	7,017	0.6%	(7)(8)(10)
						7,116	7,047	7,017

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.3% Cash	10/21	10/27	9,186	9,048	9,109	0.8%	(7)(8)(10)
		LLC Units (637,677.11 units)	N/A	10/21	N/A		638	593	—%	(7)(34)
						9,186	9,686	9,702

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	12/20	12/27	8,666	8,533	8,553	0.7%	(7)(8)(16)
						8,666	8,533	8,553

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	12/21	12/28	1,867	1,863	1,692	0.1%	(3)(7)(8)(13)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	6/29	1,623	1,628	1,427	0.1%	(3)(7)
						3,490	3,491	3,119

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	5/22	5/29	709	689	661	0.1%	(3)(7)(8)(16)
		Revolver	SOFR + 5.25%, 10.3% Cash	5/22	11/28	35	35	34	—%	(3)(7)(8)(16)
						744	724	695

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 10.0% Cash	2/22	2/28	10,224	10,081	10,129	0.8%	(7)(8)(10)
		Revolver	LIBOR + 4.75%, 10.0% Cash	2/22	2/28	—	(35)	(24)	—%	(7)(8)(10)
		LLC Units (52,493.44 units)	N/A	2/22	N/A		52	81	—%	(7)
						10,224	10,098	10,186

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	LIBOR + 3.25%, 8.8% Cash	8/20	12/23	133	94	103	—%	(10)
		First Lien Senior Secured Term Loan	3.0% Cash, LIBOR + 10.0% PIK	8/20	12/23	9,581	9,570	8,551	0.7%	(8)(10)
						9,714	9,664	8,654

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	3/23	12,319	10,129	—	—%	(7)(31)(32)
						12,319	10,129	—

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 9.6% Cash	4/22	4/25	20,000	19,880	19,960	1.7%	(7)(8)(16)
						20,000	19,880	19,960

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lifestyle Intermediate II, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.2% Cash	2/22	1/26	$3,006	$3,006	$2,795	0.2%	(7)(8)(10)(33)
		Revolver	LIBOR + 7.00%, 12.2% Cash	2/22	1/26	—	—	(175)	—%	(7)(8)(10)(33)
						3,006	3,006	2,620

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.5% Cash	1/21	12/25	862	856	855	0.1%	(7)(8)(10)
						862	856	855

LogMeIn, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	2/22	8/27	1,950	1,932	1,212	0.1%	(8)(9)(33)
						1,950	1,932	1,212

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.3% Cash	4/22	9/27	7,981	7,850	6,656	0.6%	(7)(8)(9)
						7,981	7,850	6,656

Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes	LIBOR + 8.77%, 14.0% Cash	2/22	4/34	5,250	5,107	4,540	0.4%	(3)(10)(33)
		Subordinated Structured Notes	Residual Interest, current yield 12.41%	2/22	4/34	13,730	9,233	8,003	0.7%	(3)(33)
						18,980	14,340	12,543

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR, 3.2% Cash, 6.8% PIK	12/21	12/28	2,230	2,224	1,878	0.2%	(3)(7)(8)(13)
		Revolver	EURIBOR, 3.2% Cash, 5.8% PIK	12/21	6/27	47	42	22	—%	(3)(7)(8)(13)
						2,277	2,266	1,900

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	2/22	2/28	10,863	10,719	10,559	0.9%	(7)(8)(16)
		Revolver	SOFR + 5.50%, 10.7% Cash	2/22	2/28	1,543	1,520	1,496	0.1%	(7)(8)(16)
						12,406	12,239	12,055

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.8% Cash	7/21	6/27	4,169	4,102	4,138	0.3%	(7)(8)(10)
		Partnership Units (746.66 units)	N/A	6/21	N/A		747	750	0.1%	(7)(34)
						4,169	4,849	4,888

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.0% Cash	11/19	11/25	2,888	2,863	2,888	0.2%	(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.9% Cash	12/20	11/25	4,102	4,248	4,102	0.3%	(7)(8)(19)
						6,990	7,111	6,990

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.0% Cash	2/22	10/27	9,472	9,822	8,420	0.7%	(3)(8)(20)
						9,472	9,822	8,420

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	11/21	11/29	4,421	4,384	3,907	0.3%	(8)(16)
						4,421	4,384	3,907

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 9.7% Cash	8/22	8/29	2,931	3,132	2,867	0.2%	(3)(7)(8)(29)
		Class A Units (114.4 units)	N/A	8/22	N/A		111	116	—%	(3)(7)(34)
		Class B Units (28,943.8 units)	N/A	8/22	N/A		—	55	—%	(3)(7)(34)
						2,931	3,243	3,038

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.7% Cash	8/21	8/27	909	896	848	0.1%	(7)(8)(9)
		Partnership Units (76.92 units)	N/A	8/21	N/A		77	51	—%	(7)(34)
						909	973	899

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.9% Cash	12/20	12/26	$7,662	$8,345	$7,557	0.6%	(3)(7)(8)(21)
						7,662	8,345	7,557

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.0% Cash	11/20	11/27	1,294	1,318	1,271	0.1%	(3)(7)(8)(20)
						1,294	1,318	1,271

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	8/20	8/26	6,923	6,824	6,860	0.6%	(7)(8)(15)
						6,923	6,824	6,860

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.0% Cash	3/22	3/28	18,521	19,571	17,058	1.4%	(3)(7)(8)(23)
						18,521	19,571	17,058

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.7% Cash	12/21	12/27	5,623	5,547	5,527	0.5%	(7)(8)(9)
		Revolver	LIBOR + 5.25%, 10.7% Cash	12/21	12/27	—	(17)	(22)	—%	(7)(8)(10)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	515	—%	(7)(34)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	55	—%	(7)(34)
						5,623	6,040	6,075

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	2/21	2/27	2,686	2,660	2,649	0.2%	(7)(8)(15)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.4% Cash, 3.5% PIK	11/22	2/27	3,003	2,939	2,944	0.2%	(7)(8)(16)
						5,689	5,599	5,593

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	1/23	1/30	2,118	2,037	2,051	0.2%	(3)(7)(8)(14)
						2,118	2,037	2,051

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.4% Cash	10/21	10/28	1,711	1,768	1,686	0.1%	(3)(7)(8)(20)
		Revolver	SONIA + 5.25%, 9.4% Cash	10/21	4/24	97	99	97	—%	(3)(7)(8)(20)
						1,808	1,867	1,783

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7%	3/31	3/29	6,379	6,193	6,188	0.5%	(7)(8)(16)
		Revolver	SOFR + 6.50%, 11.7%	3/31	3/29	—	(32)	(33)	—%	(7)(8)(16)
						6,379	6,161	6,155

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions)	Energy Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.5% Cash	10/18	10/25	4,679	4,671	4,676	0.4%	(7)(8)(15)
						4,679	4,671	4,676

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	10/21	9/27	2,463	2,426	2,440	0.2%	(7)(8)(16)
						2,463	2,426	2,440

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.4% Cash	1/22	1/28	3,425	3,672	3,381	0.3%	(3)(7)(8)(23)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	1/22	1/28	474	451	457	—%	(3)(7)(8)(17)
						3,899	4,123	3,838

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	9/22	10/29	2,191	1,908	2,136	0.2%	(3)(7)(8)(13)
						2,191	1,908	2,136

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.8% Cash	12/21	12/28	$5,560	$5,467	$5,492	0.5%	(7)(8)(16)
		Revolver	SOFR + 5.75%, 10.8% Cash	12/21	12/28	—	(21)	(16)	—%	(7)(8)(16)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	240	—%	(7)(34)
						5,560	5,657	5,716

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	3/22	3/29	3,594	3,535	3,392	0.3%	(7)(8)(16)
		Revolver	SOFR + 5.00%, 10.6% Cash	3/22	3/28	979	957	902	0.1%	(7)(8)(16)
						4,573	4,492	4,294

Offen Inc.	Transportation: Cargo	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	2/22	6/26	3,734	3,696	3,696	0.3%	(7)(17)(33)
						3,734	3,696	3,696

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.2% Cash	6/21	6/28	3,456	3,679	3,393	0.3%	(3)(7)(8)(13)
						3,456	3,679	3,393

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	12/20	12/26	8,386	8,350	7,975	0.7%	(7)(8)(16)
						8,386	8,350	7,975

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 10.0% Cash	12/19	12/25	2,273	2,253	2,230	0.2%	(3)(7)(8)(10)
						2,273	2,253	2,230

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.2% Cash	6/21	5/28	2,910	3,157	2,910	0.2%	(3)(7)(8)(20)
						2,910	3,157	2,910

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	6/21	6/28	362	396	357	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.8% Cash	6/21	6/28	597	585	588	—%	(3)(7)(8)(10)
						959	981	945

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	12/21	12/27	2,252	2,217	2,212	0.2%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.1% Cash	12/22	12/27	2,268	2,206	2,227	0.2%	(7)(8)(16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	3/23	12/27	4,712	4,578	4,627	0.4%	(7)(8)(16)
		Revolver	LIBOR + 6.00%, 11.5% Cash	12/21	12/27	23	13	15	—%	(7)(8)(10)
		LP Units (347,497 units)	N/A	7/22	N/A		351	372	—%	(7)(34)
						9,255	9,365	9,453

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	7/22	7/29	4,636	4,198	4,358	0.4%	(7)
						4,636	4,198	4,358

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	12/19	12/26	2,792	2,822	2,726	0.2%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	11/22	10/26	1,500	1,500	1,465	0.1%	(3)(7)(8)(16)
						4,292	4,322	4,191

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.1% Cash	2/20	2/27	2,531	2,494	2,405	0.2%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.75%, 12.1% Cash	2/20	2/27	3,088	3,046	2,934	0.2%	(3)(7)(8)(10)
						5,619	5,540	5,339

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	8/21	8/27	$9,606	$9,388	$9,485	0.8%	(7)(8)(16)
		Class A-2 Partnership Units (28.8 units)	N/A	8/21	8/27		29	50	—%	(7)(34)
						9,606	9,417	9,535

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	5/22	5/27	182	182	166	—%	(3)(7)
		Structured Secured Note - Class B	5.4% Cash	5/22	5/27	182	182	165	—%	(3)(7)
		Structured Secured Note - Class C	5.9% Cash	5/22	5/27	182	182	158	—%	(3)(7)
		Structured Secured Note - Class D	8.5% Cash	5/22	5/27	182	182	160	—%	(3)(7)
		Structured Secured Note - Class E	11.4% Cash	5/22	5/27	9,274	9,274	7,982	0.7%	(3)(7)
						10,002	10,002	8,631

Permaconn BidCo Pty Ltd	Telecommuni- cations	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.9% Cash	12/21	12/27	2,727	2,870	2,690	0.2%	(3)(7)(8)(22)
						2,727	2,870	2,690

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	12/21	12/27	1,224	1,205	1,208	0.1%	(7)(8)(16)
		Revolver	SOFR + 4.75%, 10.3% Cash	12/21	12/27	—	(8)	(7)	—%	(7)(8)(16)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	1,059	0.1%	(7)(34)
						1,224	1,938	2,260

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.3% Cash, 4.0% PIK	12/21	6/26	50,317	49,313	49,315	4.1%	(7)(8)(10)
		Warrants - Class A (2.55830 units)	N/A	12/21	N/A			378	—%	(7)(34)
		Warrants - Class B (0.86340 units)	N/A	12/21	N/A			128	—%	(7)(34)
		Warrants - Class CC (0.08870 units)	N/A	12/21	N/A			—	—%	(7)(34)
		Warrants - Class D (0.24710 units)	N/A	12/21	N/A			36	—%	(7)(34)
						50,317	49,313	49,857

Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.2% Cash	2/22	7/23	989	989	945	0.1%	(7)(8)(15)(33)
						989	989	945

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.5% Cash	12/20	12/26	12,611	12,451	12,488	1.0%	(7)(8)(10)
						12,611	12,451	12,488

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	6/21	6/28	5,782	5,820	5,782	0.5%	(3)(7)(8)(14)
						5,782	5,820	5,782

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	8/21	7/28	2,789	2,724	2,730	0.2%	(3)(7)(8)(17)
						2,789	2,724	2,730

Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	3/19	3/25	5,506	5,489	5,186	0.4%	(7)(8)(16)
						5,506	5,489	5,186

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.8% Cash	3/19	10/24	1,808	1,807	1,761	0.1%	(7)(8)(10)
						1,808	1,807	1,761

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	3/22	3/28	$1,639	$1,612	$1,615	0.1%	(7)(8)(11)
		Revolver	LIBOR + 5.75%, 10.8% Cash	3/22	3/28	403	396	396	—%	(7)(8)(11)
		Senior Subordinated Term Loan	8.0% Cash	3/22	3/29	81	81	72	—%	(7)
		LLC Units (241,935.48 units)	N/A	3/22	N/A		161	179	—%	(7)(34)
						2,123	2,250	2,262

Proppants Holding, LLC	Energy: Oil & Gas	LLC Units (1,668,106 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
							—	—

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.8% Cash	3/21	3/28	1,647	1,735	1,590	0.1%	(3)(7)(8)(14)
		Revolver	EURIBOR + 6.50%, 9.4% Cash	3/21	3/27	2,137	2,279	2,060	0.2%	(3)(7)(8)(14)
						3,784	4,014	3,650

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.7% Cash	5/22	5/29	892	828	764	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.8% Cash	5/22	5/29	865	845	798	0.1%	(3)(7)(8)(10)
						1,757	1,673	1,562

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.6% Cash	9/21	9/26	1,836	1,968	1,786	0.1%	(3)(7)(8)(21)
						1,836	1,968	1,786

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	3/23	3/29	606	589	590	—%	(7)(8)(16)
		Revolver	SOFR + 5.75%, 11.0% Cash	3/23	3/29	—	(7)	(7)	—%	(7)(8)(16)
		Preferred Stock (148 shares)	N/A	3/23	N/A		144	152	—%	(7)(34)
		Common Stock (303,030 shares)	N/A	3/23	N/A		3	—	—%	(7)(34)
						606	729	735

Questel Unite	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.6% Cash	12/20	12/27	6,892	6,821	6,775	0.6%	(3)(7)(8)(10)
						6,892	6,821	6,775

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	6,054	5,809	5,835	0.5%	(7)(8)(17)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	126	61	69	—%	(7)(8)(17)
						6,180	5,870	5,904

RA Outdoors, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	2/22	4/26	12,917	12,658	12,659	1.0%	(7)(8)(16)(33)
		Revolver	SOFR + 6.75%, 12.3% Cash	2/22	4/26	—	—	(25)	—%	(7)(8)(16)(33)
						12,917	12,658	12,634

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.5% Cash	11/22	11/28	13,171	12,719	12,761	1.1%	(7)(8)(16)
		Revolver	SOFR + 6.50%, 11.5% Cash	11/22	11/28	352	302	308	—%	(7)(8)(16)
		Partnership Units (5,333 units)	N/A	11/22	N/A		533	572	—%	(7)(34)
						13,523	13,554	13,641

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.1% Cash	8/20	7/26	11,471	11,340	11,471	0.9%	(7)(8)(16)
		Partnership Equity (187,235 units)	N/A	3/21	N/A		187	191	—%	(7)(34)
						11,471	11,527	11,662

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.8% Cash	11/21	11/27	$4,782	$4,691	$4,189	0.3%	(7)(8)(10)
		Partnership Equity (197,368.42 units)	N/A	11/21	N/A		197	70	—%	(7)(34)
						4,782	4,888	4,259

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	6/22	12/26	9,745	9,242	9,615	0.8%	(7)(8)(14)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	12/20	12/26	1,437	1,406	1,410	0.1%	(7)(8)(9)
						11,182	10,648	11,025

Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 13.3% Cash	2/22	4/25	5,081	5,107	3,119	0.3%	(8)(10)(33)
						5,081	5,107	3,119

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.3% Cash	4/21	4/29	4,011	3,946	3,898	0.3%	(7)(8)(10)
						4,011	3,946	3,898

Rhondda Financing No. 1 DAC	Finance Companies	Structured - Junior Note	N/A	1/23	1/33	13,418	13,094	14,753	1.2%	(3)(7)
						13,418	13,094	14,753

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	12/21	12/28	2,263	2,252	2,104	0.2%	(3)(7)(8)(13)
						2,263	2,252	2,104

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	8/22	8/28	6,525	6,381	6,407	0.5%	(7)(8)(16)
		Revolver	SOFR + 5.50%, 10.6% Cash	8/22	8/28	408	377	383	—%	(7)(8)(16)
						6,933	6,758	6,790

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	10/20	10/25	6,804	6,714	6,741	0.6%	(7)(8)(16)
						6,804	6,714	6,741

RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	SOFR + 7.75%, 12.6% Cash	2/22	9/25	9,145	9,145	8,441	0.7%	(7)(8)(15)(33)
		Revolver	SOFR + 7.75%, 12.6% Cash	2/22	9/25	2,063	2,063	1,758	0.1%	(7)(8)(15)(33)
		Class A Preferred Stock (145.347 shares)	N/A	2/22	N/A		4	—	—%	(7)(33)(34)
		Class B Preferred Stock (145.347 shares)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
		Class C Preferred Stock (7,844.03 shares)	N/A	2/22	N/A		450	—	—%	(7)(33)(34)
		Common Stock (153 shares)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
						11,208	11,662	10,199

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	LIBOR + 3.00%, 8.5% Cash	1/19	7/25	9,397	9,397	9,209	0.8%	(7)(8)(10)
						9,397	9,397	9,209

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	12/20	12/26	11,888	11,723	11,389	0.9%	(7)(8)(10)
		Preferred Stock (372.1 shares)	N/A	12/20	N/A		372	455	—%	(7)(34)
						11,888	12,095	11,844

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.6% Cash	6/22	7/29	$1,614	$1,431	$1,555	0.1%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 6.9% Cash	6/22	7/29	2,686	2,466	2,619	0.2%	(3)(7)(8)(28)
						4,300	3,897	4,174

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.0% Cash	3/23	3/28	12,435	11,969	11,991	1.0%	(7)(8)(16)
		Revolver	SOFR + 6.75%, 12.0% Cash	3/23	3/28	—	(36)	(34)	—%	(7)(8)(16)
						12,435	11,933	11,957

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	12/21	12/28	1,811	1,782	1,790	0.1%	(7)(8)(16)
		Revolver	SOFR + 5.25%, 10.6% Cash	12/21	12/28	—	(5)	(3)	—%	(7)(8)(16)
						1,811	1,777	1,787

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	5/22	3/29	2,920	2,761	2,912	0.2%	(3)(7)(8)(14)
		Revolver	EURIBOR + 5.50%, 8.7% Cash	5/22	3/29	—	(22)	(2)	—%	(3)(7)(8)(14)
						2,920	2,739	2,910

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	5/22	11/28	477	441	465	—%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	5/22	5/29	501	480	488	—%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	5/22	11/28	912	868	871	0.1%	(3)(7)(8)(14)
						1,890	1,789	1,824

Serta Simmons Bedding LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.7% Cash	6/23	6/28	8,257	8,174	8,257	0.7%	(7)(8)(16)
		Common Stock (109,127 shares)	N/A	6/23	N/A	—	1,630	1,630	0.1%	(7)(34)
						8,257	9,804	9,887

Shelf Bidco Ltd.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	12/22	1/30	34,800	33,772	33,798	2.8%	(3)(7)(8)(16)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	1,200	0.1%	(3)(7)(34)
						34,800	34,972	34,998

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 11.0% Cash	12/20	12/26	6,903	6,816	6,862	0.6%	(7)(8)(10)
						6,903	6,816	6,862

SMART Financial Operations, LLC	Banking, Finance, Insurance & Real Estate	Preferred Stock (1,000,000 shares)	N/A	2/22	N/A		—	110	—%	(7)(33)(34)
							—	110

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	11/21	11/27	15,650	15,413	15,369	1.3%	(7)(8)(9)
		Revolver	LIBOR + 5.75%, 10.9% Cash	11/21	11/27	—	(17)	(21)	—%	(7)(8)(9)
						15,650	15,396	15,348

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.6% Cash	10/18	10/25	4,513	4,502	4,134	0.3%	(7)(8)(16)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.6% Cash	12/20	10/25	611	606	559	—%	(7)(8)(16)
						5,124	5,108	4,693

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	12/20	12/26	11,129	10,990	10,956	0.9%	(7)(8)(16)
						11,129	10,990	10,956

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	8,626	7,844	8,606	0.7%	(3)(7)
						8,626	7,844	8,606

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	12/22	12/29	$15,567	$15,201	$15,231	1.3%	(7)(8)(16)
		Revolver	SOFR + 6.25%, 11.4% Cash	12/22	12/28	399	354	356	—%	(7)(8)(16)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	479	—%	(7)(34)
						15,966	16,071	16,066

Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 8.00%	2/22	7/31	4,489	2,049	722	0.1%	(3)(33)
						4,489	2,049	722

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	11/22	3/27	1,930	1,885	1,889	0.2%	(7)(8)(16)
		Revolver	Prime + 4.00%, 12.3% Cash	11/22	3/27	59	56	56	—%	(7)(8)(30)
						1,989	1,941	1,945

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.1% Cash	10/22	10/28	6,079	5,776	5,823	0.5%	(7)(8)(15)
		Revolver	SOFR + 5.00%, 10.1% Cash	10/22	10/28	—	(31)	(26)	—%	(7)(8)(15)
						6,079	5,745	5,797

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	12/19	12/26	20,821	20,585	20,497	1.7%	(7)(8)(16)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	12/22	12/26	2,805	2,755	2,758	0.2%	(7)(8)(17)
						23,626	23,340	23,255

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.0% Cash	12/20	11/27	2,585	2,581	2,556	0.2%	(3)(7)(8)(19)
						2,585	2,581	2,556

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/21	4/27	2,500	2,472	2,484	0.2%	(3)(7)(8)(16)
						2,500	2,472	2,484

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	12/21	12/27	12,977	12,772	12,847	1.1%	(7)(8)(16)
		Revolver	SOFR + 5.75%, 11.0% Cash	12/21	12/27		(28)	(18)	—%	(7)(8)(16)
						12,977	12,744	12,829

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	5/22	N/A		8,451	8,219	0.7%	(7)
							8,451	8,219

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	11/21	10/28	2,007	1,989	1,842	0.2%	(3)(7)(8)(9)
		Revolver	LIBOR + 5.75%, 10.9% Cash	11/21	10/28	674	667	632	0.1%	(3)(7)(8)(9)
						2,681	2,656	2,474

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	7/21	7/28	2,302	2,273	2,242	0.2%	(7)
		Common Stock (1,589 shares)	N/A	7/21	N/A		50	65	—%	(7)(34)
						2,302	2,323	2,307

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	3/22	3/28	8,016	7,867	7,687	0.6%	(7)(8)(15)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	5/23	3/28	2,153	2,062	2,061	0.2%	(7)(8)(15)
		Revolver	SOFR + 5.75%, 11.0% Cash	3/22	3/28	655	639	619	0.1%	(7)(8)(15)
						10,824	10,568	10,367

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.4% Cash	11/22	11/29	1,725	1,494	1,663	0.1%	(3)(7)(8)(19)
						1,725	1,494	1,663

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12% Cash	5/25	5/28	$600	$588	$588	—%	(7)
		Partnership Equity (400,000 units)	N/A	5/25	N/A		400	392	—%	(7)(34)
						600	988	980

Team Car Care, LLC	Automotive	First Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.7% Cash	2/22	6/24	11,715	11,715	11,633	1.0%	(7)(8)(10)(33)
						11,715	11,715	11,633

Team Services Group	Services: Consumer	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.3% Cash	2/22	12/27	9,787	9,787	9,461	0.8%	(8)(10)(33)
		Second Lien Senior Secured Term Loan	LIBOR + 9.00%, 14.3% Cash	2/22	12/28	5,000	4,975	4,650	0.4%	(8)(10)(33)
						14,787	14,762	14,111

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.0% Cash	11/21	11/28	3,834	3,794	3,749	0.3%	(3)(7)(8)(13)
		Revolver	EURIBOR + 5.50%, 9.0% Cash	11/21	5/28	207	189	196	—%	(3)(7)(8)(13)
						4,041	3,983	3,945

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.5% Cash	12/21	12/27	6,280	6,195	6,227	0.5%	(7)(8)(11)
		Revolver	LIBOR + 5.00%, 10.5% Cash	12/21	12/27	—	(15)	(10)	—%	(7)(8)(11)
						6,280	6,180	6,217

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	4/22	4/28	269	264	261	—%	(7)
		Partnership Equity (24,358.97 units)	N/A	4/22	N/A		239	158	—%	(7)(34)
						269	503	419

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.4% Cash	10/21	12/27	834	781	834	0.1%	(7)(8)(16)
		Revolver	SOFR+ 4.25%, 9.4% Cash	10/21	12/27	—	(11)	—	—%	(7)(8)(16)
		Subordinated Term Loan	LIBOR + 7.75%, 12.9% Cash	10/21	10/28	3,477	3,423	3,447	0.3%	(7)(8)(11)
						4,311	4,193	4,281

The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	7/22	7/28	17,796	17,485	17,552	1.5%	(7)(8)(15)
		Revolver	SOFR + 5.50%, 10.7% Cash	7/22	7/28	—	(55)	(44)	—%	(7)(8)(15)
		Subordinated Term Loan	11.0% PIK	7/22	7/29	6,144	6,031	6,049	0.5%	(7)
						23,940	23,461	23,557

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	12/19	12/26	21,921	21,598	21,586	1.8%	(7)(8)(15)
						21,921	21,598	21,586

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.4% Cash	4/22	4/30	12,522	12,301	12,376	1.0%	(7)(8)(16)
		Partnership Equity (676,880.98 units)	N/A	4/22	N/A		677	1,200	0.1%	(7)(34)
						12,522	12,978	13,576

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	11/19	8/25	6,035	5,929	5,727	0.5%	(8)(10)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash, 5.0% PIK	7/22	8/25	3,642	3,642	3,642	0.3%	(7)(8)(10)
						9,677	9,571	9,369

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 12.0% Cash	12/22	12/29	$4,699	$4,445	$4,602	0.4%	(3)(7)(8)(24)
		Revolver	CDOR + 6.75%, 12.0% Cash	12/22	12/28	—	(8)	(7)	—%	(3)(7)(8)(24)
						4,699	4,437	4,595

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.8% Cash	2/20	2/25	6,035	5,998	6,035	0.5%	(7)(8)(17)
						6,035	5,998	6,035

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.6% Cash	8/18	12/24	11,171	11,142	10,858	0.9%	(7)(8)(11)
						11,171	11,142	10,858

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 11.0% Cash	2/21	2/27	14,698	14,551	14,375	1.2%	(7)(8)(10)
						14,698	14,551	14,375

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/19	12/26	19,250	18,978	18,993	1.6%	(7)(8)(16)
						19,250	18,978	18,993

True Religion Apparel, Inc.	Retail	Preferred Unit (2.8 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
		Common Stock (2.71 shares)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
							—	—

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	5/23	9/27	6,908	6,740	6,735	0.6%	(7)(8)(17)
		Class A LLC Units (440.97 units)	N/A	9/18	N/A		481	1,101	0.1%	(7)
						6,908	7,221	7,836

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.7% Cash	12/22	12/28	636	593	598	—%	(7)(8)(16)
		Revolver	SOFR + 4.75%, 10.7% Cash	12/22	12/28	—	(3)	(3)	—%	(7)(8)(16)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	4	—%	(7)(34)
						636	595	599

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/21	12/25	8,298	8,176	8,134	0.7%	(7)(8)(16)
						8,298	8,176	8,134

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	7/21	9/26	4,949	4,884	4,894	0.4%	(7)(8)(16)
						4,949	4,884	4,894

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	9/20	9/27	11,755	11,660	10,474	0.9%	(3)(7)(8)(19)
						11,755	11,660	10,474

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	6/22	6/29	932	872	872	0.1%	(3)(7)(8)(19)
						932	872	872

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.2% Cash	4/22	3/29	1,779	1,700	1,443	0.1%	(3)(7)(8)(14)
						1,779	1,700	1,443

Unither (Uniholding)	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	3/23	3/30	2,068	1,952	1,999	0.2%	(3)(7)(8)(13)
						2,068	1,952	1,999

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	11/18	11/24	$16,110	$15,993	$15,459	1.3%	(7)(8)(15)
						16,110	15,993	15,459

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash, 1.8% PIK	9/20	9/27	1,636	1,715	1,563	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 10.3% Cash, 1.8% PIK	2/21	9/27	3,518	3,470	3,359	0.3%	(3)(7)(8)(10)
						5,154	5,185	4,922

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.7% Cash	7/19	5/25	4,783	4,727	4,783	0.4%	(7)(8)(11)
						4,783	4,727	4,783

Velocity Pooling Vehicle, LLC	Automotive	Common Stock (4,676 shares)	N/A	2/22	N/A		60	2	—%	(7)(33)(34)
		Warrants (5,591 units)	N/A	2/22	N/A		72	3	—%	(7)(33)(34)
							132	5

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	3/22	1/29	442	412	416	—%	(3)(7)(8)(19)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 9.9% Cash	3/22	1/29	3,521	3,646	3,313	0.3%	(3)(7)(8)(20)
						3,963	4,058	3,729

Vision Solutions Inc.	Business Equipment & Services	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 12.5% Cash	2/22	4/29	6,500	6,497	5,562	0.5%	(8)(10)(33)
						6,500	6,497	5,562

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	4,286	4,286	3,467	0.3%	(7)
						4,286	4,286	3,467

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	6/21	6/28	7,605	7,491	7,605	0.6%	(7)(8)(16)
		Partnership Units (16,442.9 units)	N/A	6/21	N/A		164	392	—%	(7)(34)
						7,605	7,655	7,997

VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/27	10,736	2,541	12	—%	(3)(33)
						10,736	2,541	12

VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 5.46%	2/22	7/28	11,088	3,068	853	0.1%	(3)(33)
						11,088	3,068	853

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	10/20	6/25	5,934	5,921	5,828	0.5%	(7)(17)
						5,934	5,921	5,828

Walker Edison Furniture Company LLC	Consumer Goods: Durable	Common Stock (2,819.53 shares)	N/A	2/22	N/A		3,598	—	—%	(7)(33)(34)
							3,598	—

Watermill-QMC Midco, Inc.	Automotive	Equity (1.62% Partnership Interest)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
							—	—

Wawona Delaware Holdings, LLC	Beverage & Food	First Lien Senior Secured Term Loan	SOFR + 4.75%	2/22	9/26	45	41	23	—%	(16)(31)(33)
						45	41	23

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	9/22	10/29	12,825	12,348	10,901	0.9%	(7)
						12,825	12,348	10,901

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.9% Cash	2/23	2/29	$8,677	$8,345	$8,350	0.7%	(7)(8)(16)
		Revolver	SOFR + 7.00%, 11.9% Cash	2/23	2/29	—	(71)	(71)	—%	(7)(8)(16)
		LP Units (63,087.10 units)	N/A	2/23	N/A		631	630	0.1%	(7)(34)
						8,677	8,905	8,909

Wok Holdings Inc.	Retail	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	2/22	3/26	48	48	46	—%	(8)(9)(33)
						48	48	46

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/21	12/27	5,428	5,344	4,962	0.4%	(7)(8)(16)
		Revolver	SOFR + 5.75%, 11.3% Cash	12/21	12/27	946	911	753	0.1%	(7)(8)(16)
		Common Stock (1,663.31 shares)	N/A	12/21	N/A		1,663	1,004	0.1%	(7)(34)
						6,374	7,918	6,719

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	9/20	1/26	8,820	8,717	8,753	0.7%	(7)(8)(15)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.4% Cash	1/20	1/26	2,441	2,403	2,414	0.2%	(7)(8)(15)
						11,261	11,120	11,167

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	10/22	10/28	14,302	13,922	13,974	1.2%	(7)(8)(16)
		Revolver	SOFR + 6.00%, 11.2% Cash	10/22	10/28	745	692	699	0.1%	(7)(8)(16)
						15,047	14,614	14,673

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	5/22	5/29	5,968	5,628	5,798	0.5%	(3)(7)(8)(19)
		Subordinated Term Loan	11.0% PIK	5/22	5/29	3,047	2,875	2,981	0.2%	(3)(7)
		Common Stock (45,665,825 shares)	N/A	5/22	N/A		565	539	—%	(3)(7)(34)
						9,015	9,068	9,318

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	2/22	2/28	4,020	3,969	3,977	0.3%	(7)(8)(16)
		Revolver	SOFR + 4.75%, 10.1% Cash	2/22	2/28	—	(13)	(9)	—%	(7)(8)(16)
		LLC Units (152.69 units	N/A	2/22	2/28		153	217	—%	(7)(34)
						4,020	4,109	4,185

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	3/22	3/29	6,152	6,172	5,685	0.5%	(3)(7)(8)(19)
						6,152	6,172	5,685

Subtotal Non–Control / Non–Affiliate Investments (170.0%)						2,139,594	2,138,921	2,053,044

Affiliate Investments: (4)
1888 Industrial Services, LLC	Energy: Oil & Gas	First Lien Senior Secured Term Loan	LIBOR + 5.00%	2/22	8/24	4,372	419	—	—%	(7)(8)(10) (31)(33)
		Revolver	LIBOR + 5.00%	2/22	8/24	1,621	1,498	1,141	0.1%	(7)(8)(10) (31)(33)
		Warrants (7,546.76 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
						5,993	1,917	1,141

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%	7/21	7/28	$3,636	$3,538	$3,636	0.3%	(7)(15)
		Second Lien Senior Secured Term Loan	7.5% Cash	7/21	7/28	4,545	4,511	4,545	0.4%	(7)
		LLC Units (89,447,396 units)	N/A	7/21	N/A		93,585	145,830	12.1%	(7)
						8,181	101,634	154,011

Hylan Datacom & Electrical LLC	Construction & Building	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.1% Cash	2/22	3/26	3,917	3,707	3,917	0.3%	(7)(8)(16)
		Second Lien Senior Secured Term Loan	SOFR + 10.00%, 14.8% Cash	2/22	3/27	4,239	4,239	4,239	0.4%	(7)(8)(16)
		Common Stock (102,144 shares)	N/A	2/22	N/A		5,219	4,270	0.4%	(7)(34)
						8,156	13,165	12,426

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/19	N/A		35,158	41,327	3.4%	(3)
							35,158	41,327

Kemmerer Operations, LLC	Metals & Mining	First Lien Senior Secured Term Loan	15.0% PIK	2/22	6/25	1,047	1,047	1,047	0.1%	(7)(33)
		Common Stock (6.78 shares)	N/A	2/22	N/A		1,589	1,949	0.2%	(7)(33)(34)
						1,047	2,636	2,996

Rocade Holdings LLC	Other Financial	Preferred LP Units (55,000 units)	SOFR + 6.0% PIK	2/23	N/A		57,220	57,220	4.7%	(7)
		Common LP Units (23.8 units)	N/A	2/23	N/A		—	75	—%	(7)(34)
							57,220	57,295

Sierra Senior Loan Strategy JV I LLC	Joint Venture	89.01% Member Interest	N/A	2/22	N/A		50,221	41,215	3.4%	(3)(33)
							50,221	41,215

Thompson Rivers LLC	Investment Funds & Vehicles	16% Member Interest	N/A	6/20	N/A		30,965	15,221	1.3%	(34)
							30,965	15,221

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		25,000	20,358	1.7%	(3)
							25,000	20,358

Subtotal Affiliate Investments (28.7%)						23,377	317,916	345,990

Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	LIBOR + 9.10%, 14.3% Cash	2/22	1/25	5,647	5,647	5,647	0.5%	(7)(8)(9)(33)
		First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/25	26,692	9,629	8,542	0.7%	(7)(31)(33)
		LLC Units (44.6 units)	N/A	2/22	N/A		—	—	—%	(7)(33)(34)
						32,339	15,276	14,189

MVC Automotive Group GmbH	Automotive	Bridge Loan	4.5% Cash, 1.5% PIK	12/20	12/24	9,616	9,616	9,616	0.8%	(3)(7)(32)
		Common Equity interest (18,000 shares)	N/A	12/20	N/A		9,553	16,881	1.4%	(3)(7)(32)(34)
						9,616	19,169	26,497

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	3/21	N/A		$210	$36	—%	(3)(32)
		Limited Partnership Interest (71,790.4 units)	N/A	3/21	N/A		8,319	1,451	0.1%	(3)(32)(34)
							8,529	1,487

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	5/24	$6,172	6,172	6,172	0.5%	(3)(7)(32)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	2,159	2,270	2,159	0.2%	(3)(7)(32)
		Senior Subordinated Term Loan	3.1% PIK	12/20	5/24	10,700	10,700	10,700	0.9%	(3)(7)(32)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	484	—%	(3)(7)(32)(34)
		Common Stock Series B (1,236 shares	N/A	12/20	N/A		35,192	45,270	3.7%	(3)(7)(32)(34)
						19,031	54,894	64,785

Subtotal Control Investments (8.9%)						60,986	97,868	106,958

Total Investments, June 30, 2023 (207.5%)*						$2,223,957	$2,554,705	$2,505,992
Derivative Instruments

Credit Support Agreements
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$15,650	$2,050
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	45,000	600

Total Credit Support Agreements, June 30, 2023			$123,000	$60,650	$2,650
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$70,055	$46,804	HSBC Bank USA	07/07/23	$(169)
Foreign currency forward contract (AUD)	$917	A$1,333	Bank of America, N.A.	07/07/23	30
Foreign currency forward contract (AUD)	$46,799	A$68,722	BNP Paribas SA	07/07/23	1,052
Foreign currency forward contract (AUD)	$47,086	A$70,298	HSBC Bank USA	10/10/23	167

Foreign currency forward contract (CAD)	C$9,154	$6,943	Bank of America, N.A.	07/07/23	(26)
Foreign currency forward contract (CAD)	C$392	$292	BNP Paribas SA	07/07/23	4
Foreign currency forward contract (CAD)	$127	C$169	BNP Paribas SA	07/07/23	(1)
Foreign currency forward contract (CAD)	$6,992	C$9,376	HSBC Bank USA	07/07/23	(94)
Foreign currency forward contract (CAD)	$7,011	C$9,229	Bank of America, N.A.	10/10/23	26

Foreign currency forward contract (DKK)	2,283kr.	$336	BNP Paribas SA	07/07/23	(2)
Foreign currency forward contract (DKK)	$329	2,241kr.	BNP Paribas SA	07/07/23	1
Foreign currency forward contract (DKK)	$6	43kr.	Citibank, N.A.	07/07/23	—
Foreign currency forward contract (DKK)	$336	2,267kr.	BNP Paribas SA	10/10/23	2

Foreign currency forward contract (EUR)	€7,000	$7,672	BNP Paribas SA	07/07/23	(34)
Foreign currency forward contract (EUR)	€75,712	$83,046	Citibank, N.A.	07/07/23	(437)
Foreign currency forward contract (EUR)	€2,000	$2,203	HSBC Bank USA	10/10/23	(10)
Foreign currency forward contract (EUR)	$4,560	€4,217	BNP Paribas SA	07/07/23	(41)
Foreign currency forward contract (EUR)	$81,540	€74,495	Citibank, N.A.	07/07/23	258
Foreign currency forward contract (EUR)	$4,405	€4,000	HSBC Bank USA	07/07/23	40
Foreign currency forward contract (EUR)	$86,143	€78,162	Citibank, N.A.	10/10/23	451

Foreign currency forward contract (NZD)	NZ$13,550	$8,358	Bank of America, N.A.	07/07/23	(57)
Foreign currency forward contract (NZD)	$8,512	NZ$13,550	BNP Paribas SA	07/07/23	211
Foreign currency forward contract (NZD)	$8,331	NZ$13,512	Bank of America, N.A.	10/10/23	56

Foreign currency forward contract (NOK)	kr40,715	$3,784	BNP Paribas SA	07/07/23	17
Foreign currency forward contract (NOK)	$3,897	kr39,996	Bank of America, N.A.	07/07/23	164
Foreign currency forward contract (NOK)	$68	kr720	BNP Paribas SA	07/07/23	1
Foreign currency forward contract (NOK)	$3,851	kr41,308	BNP Paribas SA	10/10/23	(17)

Foreign currency forward contract (GBP)	£33,110	$42,221	BNP Paribas SA	07/07/23	(126)
Foreign currency forward contract (GBP)	$41,121	£33,110	Bank of America, N.A.	07/07/23	(974)
Foreign currency forward contract (GBP)	$44,368	£34,790	BNP Paribas SA	10/10/23	132
Foreign currency forward contract (GBP)	$3,189	£2,500	HSBC Bank USA	10/10/23	10

Foreign currency forward contract (SEK)	2,344kr	$219	Bank of America, N.A.	07/07/23	(2)
Foreign currency forward contract (SEK)	$227	2,344kr	BNP Paribas SA	07/07/23	10
Foreign currency forward contract (SEK)	$226	2,407kr	Bank of America, N.A.	10/10/23	2

Foreign currency forward contract (CHF)	5,150Fr.	$5,766	HSBC Bank USA	07/07/23	(8)
Foreign currency forward contract (CHF)	$839	750Fr.	Bank of America, N.A.	07/07/23	1
Foreign currency forward contract (CHF)	$4,868	4,400Fr.	Citibank, N.A.	07/07/23	(51)
Foreign currency forward contract (CHF)	$5,690	5,031Fr.	HSBC Bank USA	10/10/23	9
Total Foreign Currency Forward Contracts, June 30, 2023					$595

*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. The Company’s external investment adviser, Barings, determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of June 30, 2023 represented 207.5% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 26.5% of total investments at fair value as of June 30, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended June 30, 2023 were as follows:

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
1888 Industrial Services, LLC(d)	First Lien Senior Secured Term Loan (LIBOR + 5.00%)(e)	$—	$—	$—	$—	$—	$—	$31
	Revolver (LIBOR + 5.00%)(e)	1,263	—	—	—	(122)	1,141	99
	Warrants (7,546.76 units)	—	—	—	—	—	—	—
		1,263	—	—	—	(122)	1,141	130

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 7.25%)	5,273	9,555	(11,182)	—	(10)	3,636	273
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	3	—	—	(3)	4,545	172
	LLC units (89,447,396 units)	135,066	354	—	—	10,410	145,830	7,391
		144,884	9,912	(11,182)	—	10,397	154,011	7,836

Hylan Datacom & Electrical LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.1% Cash)	3,917	37	—	—	(37)	3,917	291
	Second Lien Senior Secured Term Loan (SOFR + 10.00%, 14.8% Cash)	4,098	141	—	—	—	4,239	318
	Common Stock (102,144 shares)	4,496	—	—	—	(226)	4,270	—
		12,511	178	—	—	(263)	12,426	609

Jocassee Partners LLC	9.1% Member Interest	40,088	—	—	—	1,239	41,327	2,855
		40,088	—	—	—	1,239	41,327	2,855

Kemmerer Operations, LLC(d)	First Lien Senior Secured Term Loan (15.0% PIK)	1,565	194	(712)	—	—	1,047	110
	Common Stock (6.78 shares)	1,181	—	—	—	768	1,949	—
		2,746	194	(712)	—	768	2,996	110

Rocade Holdings LLC(d)	Preferred LP Units (55,000 units) (SOFR + 6.00%)	—	57,220	—	—	—	57,220	2,221
	Common LP Units (23.8 units)	—	—	—	—	75	75	—
		—	57,220	—	—	75	57,295	2,221

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	37,950	—	—	—	3,265	41,215	2,539
		37,950	—	—	—	3,265	41,215	2,539

Thompson Rivers LLC	16.0% Member Interest	30,339	—	(15,656)	—	538	15,221	—
		30,339	—	(15,656)	—	538	15,221	—

Waccamaw River LLC	20% Member Interest	20,212	2,480	—	—	(2,334)	20,358	1,460
		20,212	2,480	—	—	(2,334)	20,358	1,460

Total Affiliate Investments		$289,993	$69,984	$(27,550)	$—	$13,563	$345,990	$17,760
(a)     Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
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
June 30, 2023
(Amounts in thousands, except share amounts)
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2023 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (LIBOR + 9.10%, 14.3% Cash)	$5,647	$—	$—	$—	$—	$5,647	$466
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	9,147	—	—	—	(605)	8,542	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		14,794	—	—	—	(605)	14,189	466

MVC Automotive Group GmbH(d)	Bridge Loan (4.5% Cash, 1.5% PIK)	7,149	2,467	—	—	—	9,616	292
	Common Equity Interest (18,000 Shares)	9,675	—	—	—	7,206	16,881	—
		16,824	2,467	—	—	7,206	26,497	292

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	45	—	(15)	—	6	36	65
	Limited Partnership Interest (71,790.4 units)	1,793	—	(580)	—	238	1,451	—
		1,838	—	(595)	—	244	1,487	65

Security Holdings B.V(d)	Bridge Loan (5.0% PIK, Acquired 12/20, Due 05/24)	6,020	152	—	—	—	6,172	151
	Senior Subordinated Term Loan (3.1% PIK, Acquired 12/20, Due 05/24)	10,534	166	—	—	—	10,700	186
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK, Acquired 04/21, Due 04/25)	2,015	107	—	—	37	2,159	165
	Common Stock Series A (17,100 shares, Acquired 02/22)	575	—	—	—	(91)	484	—
	Common Stock Series B (1,236 shares, Acquired 12/20)	53,728	—	—	—	(8,458)	45,270	—
		72,872	425	—	—	(8,512)	64,785	502

Total Control Investments		$106,328	$2,892	$(595)	$—	$(1,667)	$106,958	$1,325
(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
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
(9)The interest rate on these loans is subject to 1 Month LIBOR, which as of June 30, 2023 was 5.21771%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of June 30, 2023 was 5.54543%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of June 30, 2023 was 5.76229%.
(12)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2023 was 3.39900%.
(13)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2023 was 3.57700%.
(14)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2023 was 3.90000%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2023 was 5.14078%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2023 was 5.26836%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2023 was 5.39064%.
(18)The interest rate on these loans is subject to 1 Month SONIA, which as of June 30, 2023 was 4.93960%.
(19)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2023 was 5.27080%.
(20)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2023 was 5.66650%.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)
(21)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2023 was 4.14400%.
(22)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2023 was 4.35070%.
(23)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2023 was 4.70000%.
(24)The interest rate on these loans is subject to 1 Month CDOR, which as of June 30, 2023 was 5.27250%.
(25)The interest rate on these loans is subject to 3 Month CDOR, which as of June 30, 2023 was 5.39500%.
(26)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2023 was 3.81400%.
(27)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2023 was 5.68000%.
(28)The interest rate on these loans is subject to 6 Month SARON, which as of June 30, 2023 was 1.70654%.
(29)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2023 was 4.01000%.
(30)The interest rate on these loans is subject to Prime, which as of June 30, 2023 was 8.25000%.
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	4/22	4/29	$1,489	$1,561	$1,437	0.1%	(3)(7)(8)(19)
						1,489	1,561	1,437

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	10/22	2/26	1,575	1,516	1,513	0.1%	(7)(8)(15)
						1,575	1,516	1,513

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	5/21	5/27	4,638	4,491	4,638	0.4%	(7)(8)(10)
		Partnership Units (937.5 units)	N/A	5/21	N/A		938	1,179	0.1%	(7)(34)
						4,638	5,429	5,817

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 17.2% Cash	11/21	11/28	4,370	4,089	4,871	0.4%	(7)(8)(10)
		Common Stock (192,000 shares)	N/A	11/21	N/A		320	158	—%	(34)
						4,370	4,409	5,029

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	8/21	8/28	6,843	6,728	6,767	0.6%	(7)(8)(9)
		LP Interest (1,160.9 units)	N/A	8/21	N/A		12	17	—%	(7)(34)
		LP Units (5,104.3 units)	N/A	8/21	N/A		51	75	—%	(7)(34)
						6,843	6,791	6,859

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.5% Cash	12/22	11/28	16,774	16,276	16,271	1.3%	(7)(8)(16)
		Revolver	SOFR + 6.50%, 10.5% Cash	12/22	11/28	—	(76)	(77)	—%	(7)(8)(16)
		Partnership Units (687 units)	N/A	12/22	N/A		687	687	0.1%	(7)(34)
						16,774	16,887	16,881

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	7/22	7/27	2,502	2,502	2,438	0.2%	(3)(7)(8)(22)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 9.1% Cash	7/22	7/27	4,365	4,202	4,242	0.3%	(3)(7)(8)(27)
						6,867	6,704	6,680

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	6/22	6/29	458	429	375	—%	(3)(7)(8)(12)
						458	429	375

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.1% Cash	7/22	7/29	739	672	716	0.1%	(3)(7)(8)(13)
						739	672	716

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	10/22	10/29	625	553	598	—%	(3)(7)(8)(13)
						625	553	598

GTM Intermediate Holdings, Inc.	Medical Equipment Manufacturer	Second Lien Loan	11.0% Cash, 1.0% PIK	12/20	12/24	10,633	10,587	10,442	0.8%	(7)(32)
		Series A Preferred Units (1,434,472.41 units)	N/A	12/20	N/A		2,166	2,252	0.1%	(7)(32)(34)
		Series C Preferred Units (715,649.59 units)	N/A	12/20	N/A		1,081	2,158	0.1%	(7)(32)(34)
						10,633	13,834	14,852

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.0% Cash	11/21	8/26	823	797	772	0.1%	(8)(9)
						823	797	772

Gusto Aus BidCo Pty Ltd.	Consumer Non-Cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	10/22	10/28	2,208	2,016	2,136	0.2%	(3)(7)(8)(23)
						2,208	2,016	2,136

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes	LIBOR + 8.77%, 12.8% Cash	2/22	4/34	$5,250	$5,107	$4,450	0.4%	(3)(10)(33)
		Subordinated Structured Notes	Residual Interest, current yield 11.12%	2/22	4/34	13,730	9,377	7,992	0.7%	(3)(33)
						18,980	14,484	12,442

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/28	2,181	2,219	2,093	0.1%	(3)(7)(8)(14)
		Revolver	EURIBOR + 5.00%, 7.8% Cash	12/21	6/27	46	42	40	—%	(3)(7)(8)(13)
						2,227	2,261	2,133

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	2/22	2/28	10,945	10,786	10,794	0.9%	(7)(8)(16)
		Revolver	Prime + 4.50%, 11.5% Cash	2/22	2/28	1,240	1,215	1,217	0.1%	(7)(8)(30)
						12,185	12,001	12,011

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	7/21	6/27	4,171	4,096	4,123	0.3%	(7)(8)(9)
		Partnership Units (746.66 units)	N/A	6/21	N/A		747	781	0.1%	(7)(34)
						4,171	4,843	4,904

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	11/19	11/25	2,903	2,872	2,903	0.2%	(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.4% Cash	12/20	11/25	3,894	4,257	3,894	0.3%	(7)(8)(18)
						6,797	7,129	6,797

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.4% Cash	2/22	10/27	8,962	9,797	7,449	0.6%	(3)(8)(19)
						8,962	9,797	7,449

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.4% Cash	11/21	11/29	4,421	4,382	4,067	0.3%	(8)(9)
						4,421	4,382	4,067

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 9.1% Cash	8/22	8/29	3,188	3,124	3,102	0.3%	(3)(7)(8)(29)
		Class A Units (114.4 units)	N/A	8/22	N/A		111	116	—%	(3)(7)(34)
		Class B Units (28,943.8 units)	N/A	8/22	N/A		—	—	—%	(3)(7)(34)
						3,188	3,235	3,218

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	8/21	8/27	912	897	835	0.1%	(7)(8)(9)
		Partnership Units (76.92 units)	N/A	8/21	N/A		77	54	—%	(7)(34)
						912	974	889

Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 9.1% Cash	12/20	12/26	7,805	8,324	7,634	0.6%	(3)(7)(8)(21)
						7,805	8,324	7,634

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.2% Cash	11/20	11/27	1,169	1,258	1,150	0.1%	(3)(7)(8)(20)
						1,169	1,258	1,150

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.8% Cash	8/20	8/26	6,923	6,810	6,816	0.6%	(7)(8)(9)
						6,923	6,810	6,816

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	3/22	3/28	18,869	19,527	16,963	1.4%	(3)(7)(8)(23)
						18,869	19,527	16,963

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
(a)     Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
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
(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company determined this guidance will not have a material impact on its consolidated financial statements.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Purchase Programs
In connection with the completion of the Company’s acquisition of MVC on December 23, 2020 (the “MVC Acquisition”), the Company committed to make open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed net asset value (“NAV”) per share. Any repurchases pursuant to the authorized program occurred during the 12-month period commencing upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and were made in accordance with applicable legal, contractual and regulatory requirements. The MVC repurchase program terminated on May 6, 2022. Prior to its termination, the Company repurchased a total of 207,677 shares of common stock in the open market under the MVC repurchase program at an average price of $10.14 per share, including broker commissions.
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
On February 23, 2023, the Board authorized a new 12-month share repurchase program. Under the program, the Company may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During both the three and six months ended June 30, 2023, the Company repurchased a total of 1,400,000 shares of common stock in the open market under the authorized program at an average price of $7.75 per share, including brokerage commissions.
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
In connection with the Sierra Merger, on February 25, 2022, the Company entered into a second amended and restated investment advisory agreement (the “Second Amended Barings BDC Advisory Agreement”) with the Adviser, which increased the hurdle rate applicable to the income incentive fee from 2.0% to 2.0625% per quarter (or from 8.0% to 8.25% annualized) and therefore increased the catch-up amount that is used in calculating the income incentive fee to correspond to the increase in the hurdle rate. All other terms and provisions of the Amended and Restated Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the other fees payable to the Adviser, remained unchanged under the Second Amended Barings BDC Advisory Agreement. On June 24, 2023, the Company entered into the third amended and restated investment advisory agreement with the Adviser in order to update the term of the agreement to expire on June 24th of each year subject to annual re-approval in accordance with its terms (the “New Barings BDC Advisory Agreement”). All other

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
terms and provisions of the Second Amended Barings BDC Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the fees payable to the Adviser, remain unchanged under the New Barings BDC Advisory Agreement.
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
For the three and six months ended June 30, 2023, the Base Management Fees determined in accordance with the terms of the New Barings BDC Advisory Agreement were approximately $8.1 million and $16.0 million, respectively. For the three and six months ended June 30, 2022, the Base Management Fees determined in accordance with the terms of the New Barings BDC Advisory Agreement were approximately $7.4 million and $13.3 million, respectively. As of June 30, 2023, the Base Management Fee of $8.1 million for the three months ended June 30, 2023 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Base Management Fee of $8.0 million for the three months ended December 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and six months ended June 30, 2023, the Income-Based Fees determined in accordance with the terms of the New Barings BDC Advisory Agreement were $10.1 million and $19.7 million, respectively. For the three and six months ended June 30, 2022, the Income-Based Fees determined in accordance with the terms of the New Barings BDC Advisory Agreement were nil and $4.8 million, respectively. As of June 30, 2023, the Income-Based Fee of $10.1 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three or six months ended June 30, 2023 or 2022.
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
For the three and six months ended June 30, 2023, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.5 million and $1.2 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.9 million and $1.8 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of June 30, 2023, the administrative expenses of $0.5 million for the three months ended June 30, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the administrative expenses of $0.7 million incurred for the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company entered into a Credit Support Agreement (the “MVC Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. A summary of the material terms of the MVC Credit Support Agreement are as follows:
•The MVC Credit Support Agreement covers all of the investments in the MVC Reference Portfolio.
•The Adviser has an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the MVC Reference Portfolio over (2) the aggregate realized and unrealized gains on the MVC Reference Portfolio, in each case from the date of the closing of the Company’s merger with MVC through the MVC Designated Settlement Date (as defined below) (up to a $23.0 million cap) (such amount, the “MVC Covered Losses”). For purposes of the MVC Credit Support Agreement, “MVC Designated Settlement Date” means the earlier of (1) January 1, 2031 and (2) the date on which the entire MVC Reference Portfolio has been realized or written off. No credit support is required to be made by the Adviser to the Company under the MVC Credit Support Agreement if the aggregate realized and unrealized gains on the MVC Reference Portfolio exceed realized and unrealized losses of the MVC Reference Portfolio on the MVC Designated Settlement Date.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Sierra Credit Support Agreement
In connection with the Sierra Merger on February 25, 2022, promptly following the closing of the Company’s merger with Sierra, the Company entered into a Credit Support Agreement (the “Sierra Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. A summary of the material terms of the Sierra Credit Support Agreement are as follows:
•The Sierra Credit Support Agreement covers all of the investments in the Sierra Reference Portfolio.
•The Adviser has an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the Sierra Reference Portfolio less (2) the aggregate realized and unrealized gains on the Sierra Reference Portfolio, in each case from the date of the closing of the Company’s merger with Sierra through the Sierra Designated Settlement Date (as defined below) (up to a $100.0 million cap) (such amount, the “Covered Losses”). For purposes of the Sierra Credit Support Agreement, “Sierra Designated Settlement Date” means the earlier of (1) April 1, 2032 and (2) the date on which the entire Sierra Reference Portfolio has been realized or written off. No credit support is required to be made by the Adviser to the Company under the Sierra Credit Support Agreement if the aggregate realized and unrealized gains on the Sierra Reference Portfolio exceed realized and unrealized losses of the Sierra Reference Portfolio on the Sierra Designated Settlement Date.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2023:
Senior debt and 1st lien notes	$1,748,615	69%	$1,700,975	68%	141%
Subordinated debt and 2nd lien notes	265,943	10	246,997	10	20
Structured products	98,301	4	81,068	3	7
Equity shares	291,794	11	356,201	14	30
Equity warrants	178	—	1,144	—	—
Investment in joint ventures / PE fund	149,874	6	119,607	5	10
	$2,554,705	100%	$2,505,992	100%	208%
December 31, 2022:
Senior debt and 1st lien notes	$1,752,943	69%	$1,696,192	69%	142%
Subordinated debt and 2nd lien notes	326,639	13	263,139	11	22
Structured products	88,805	3	73,550	3	6
Equity shares	230,188	9	284,570	12	24
Equity warrants	178	—	1,057	—	—
Investment in joint ventures / PE fund	163,645	6	130,427	5	11
	$2,562,398	100%	$2,448,935	100%	205%
During the three months ended June 30, 2023, the Company made four new investments totaling $11.7 million, made investments in existing portfolio companies totaling $41.6 million, made a $10.0 million add-on equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation and made additional investments in joint venture equity portfolio companies totaling $2.5 million. During the six months ended June 30, 2023, the Company made 15 new investments totaling $81.4 million, made investments in existing portfolio companies totaling $71.6 million, made a $55.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation and made additional investments in joint venture equity portfolio companies totaling $2.5 million.
During the three months ended June 30, 2022, the Company made 26 new investments totaling $248.7 million, made investments in existing portfolio companies totaling $101.5 million and made additional investments in joint venture equity portfolio companies totaling $2.1 million. During the six months ended June 30, 2022, the Company made 48 new investments totaling $495.2 million, purchased $442.2 million of investments as part of the Sierra Merger, made investments in existing portfolio companies totaling $173.5 million and made additional investments in joint venture equity portfolio companies totaling $13.8 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at June 30, 2023 and December 31, 2022 was as follows:

($ in thousands)	June 30, 2023		December 31, 2022
Aerospace and Defense	$138,050	5.5%	$120,945	4.9%
Automotive	87,101	3.5	76,934	3.2
Banking, Finance, Insurance and Real Estate	377,001	15.0	312,936	12.8
Beverage, Food and Tobacco	37,055	1.5	34,690	1.4
Capital Equipment	139,473	5.6	141,479	5.8
Chemicals, Plastics, and Rubber	37,204	1.5	47,076	1.9
Construction and Building	29,948	1.2	45,049	1.8
Consumer goods: Durable	44,254	1.8	43,932	1.8
Consumer goods: Non-durable	27,513	1.1	27,693	1.1
Containers, Packaging and Glass	37,913	1.5	37,877	1.5
Energy: Electricity	7,836	0.3	7,337	0.3
Energy: Oil and Gas	4,533	0.2	4,776	0.2
Environmental Industries	51,386	2.1	51,006	2.1
Healthcare and Pharmaceuticals	193,058	7.7	203,576	8.3
High Tech Industries	286,196	11.4	300,980	12.3
Hotel, Gaming and Leisure	54,856	2.2	54,023	2.2
Investment Funds and Vehicles	119,607	4.8	130,427	5.3
Media: Advertising, Printing and Publishing	49,235	1.9	55,477	2.3
Media: Broadcasting and Subscription	20,540	0.8	20,257	0.8
Media: Diversified and Production	62,466	2.5	60,561	2.5
Metals and Mining	32,042	1.3	33,125	1.4
Services: Business	356,439	14.2	338,417	13.8
Services: Consumer	63,407	2.5	67,070	2.7
Structured Products	91,969	3.7	86,703	3.5
Telecommunications	26,462	1.0	24,058	1.0
Transportation: Cargo	97,311	3.9	89,398	3.7
Transportation: Consumer	11,289	0.4	11,062	0.5
Utilities: Electric	17,172	0.7	17,374	0.7
Utilities: Oil and Gas	4,676	0.2	4,697	0.2
Total	$2,505,992	100.0%	$2,448,935	100.0%
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
For the three and six months ended June 30, 2023, Jocassee declared $15.7 million and $31.4 million in dividends, respectively, of which $1.4 million and $2.9 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,254.5 million as of June 30, 2023, as compared to $1,219.9 million as of December 31, 2022. As of June 30, 2023, Jocassee’s investments had an aggregate cost of $1,306.3 million, as compared to $1,296.4 million as of December 31, 2022. As of June 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments was approximately 9.7% and 8.6%, respectively. As of June 30, 2023 and December 31, 2022, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2023:
Senior debt and 1st lien notes	$1,209,696	93%	$1,175,711	94%
Subordinated debt and 2nd lien notes	23,249	2	22,283	2
Equity shares	7,589	—	7,186	—
Equity warrants	31	—	136	—
Investment in joint ventures	57,358	4	40,834	3
Short-term investments	8,344	1	8,344	1
	$1,306,267	100%	$1,254,494	100%
December 31, 2022:
Senior debt and 1st lien notes	$1,177,895	91%	$1,123,760	92%
Subordinated debt and 2nd lien notes	23,141	2	21,659	2
Equity shares	8,521	—	2,458	—
Equity warrants	31	—	158	—
Investment in joint ventures	75,941	6	61,028	5
Short-term investments	10,826	1	10,826	1
	$1,296,355	100%	$1,219,889	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at June 30, 2023 and December 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2023		December 31, 2022
Aerospace and Defense	$76,238	6.1%	$69,133	5.7%
Automotive	22,154	1.8	20,625	1.7
Banking, Finance, Insurance and Real Estate	107,781	8.6	105,047	8.7
Beverage, Food and Tobacco	31,472	2.5	25,885	2.1
Capital Equipment	26,164	2.1	25,014	2.1
Chemicals, Plastics, and Rubber	32,268	2.6	33,111	2.7
Construction and Building	16,456	1.3	17,616	1.5
Consumer goods: Durable	19,304	1.6	18,751	1.7
Consumer goods: Non-durable	24,320	2.0	22,861	1.9
Containers, Packaging and Glass	25,959	2.1	24,445	2.0
Energy: Electricity	15,458	1.2	15,375	1.3
Energy: Oil and Gas	6,379	0.5	5,726	0.5
Environmental Industries	7,015	0.6	7,314	0.6
Forest Products & Paper	2,951	0.2	2,269	0.2
Healthcare and Pharmaceuticals	140,680	11.3	128,983	10.7
High Tech Industries	151,718	12.2	141,906	11.7
Hotel, Gaming and Leisure	29,274	2.4	23,587	2.0
Investment Funds and Vehicles	40,834	3.3	61,028	5.0
Media: Advertising, Printing and Publishing	11,907	1.0	5,969	0.5
Media: Broadcasting and Subscription	31,533	2.5	34,676	2.9
Media: Diversified and Production	28,556	2.3	28,897	2.4
Metals and Mining	3,903	0.3	5,069	0.4
Retail	14,125	1.1	15,720	1.3
Services: Business	204,382	16.4	199,805	16.5
Services: Consumer	53,562	4.3	52,543	4.3
Telecommunications	37,267	3.0	38,034	3.1
Transportation: Cargo	58,710	4.7	56,018	4.6
Transportation: Consumer	12,749	1.0	12,562	1.0
Utilities: Electric	6,161	0.5	4,194	0.3
Utilities: Oil and Gas	6,870	0.5	6,900	0.6
Total	$1,246,150	100.0%	$1,209,063	100.0%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at June 30, 2023 and December 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2023		December 31, 2022
Australia	$25,833	2.1%	$26,111	2.1%
Austria	6,995	0.6	6,697	0.5
Belgium	20,213	1.6	16,385	1.4
Canada	7,445	0.6	7,280	0.6
Denmark	2,411	0.2	953	0.1
Finland	44,864	3.6	1,967	0.2
France	1,028	0.1	133,682	11.1
Germany	4,591	0.4	38,068	3.1
Hong Kong	2,136	0.2	16,593	1.4
Ireland	135,291	10.8	4,334	0.4
Italy	122,041	9.8	—	—
Luxembourg	14,587	1.2	1,759	0.1
Netherlands	7,120	0.6	35,194	2.9
Panama	—	—	945	0.1
Singapore	1,813	0.1	4,955	0.4
Spain	40,185	3.2	4,189	0.3
Sweden	963	0.1	4,371	0.4
Switzerland	4,967	0.4	5,558	0.5
United Kingdom	4,217	0.2	126,305	10.4
USA	799,450	64.2	773,717	64.0
Total	$1,246,150	100.0%	$1,209,063	100.0%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $176.7 million and $174.3 million outstanding as of June 30, 2023 and December 31, 2022, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $361.1 million and $357.9 million outstanding as of June 30, 2023 and December 31, 2022, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.4 million outstanding as of both June 30, 2023 and December 31, 2022.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of June 30, 2023 and December 31, 2022, the Company had sold $922.4 million and $875.9 million, respectively, of its investments to Jocassee. For both the three and six months ended June 30, 2023, the Company realized a gain on the sales of its investments to Jocassee of $0.1 million. For both the three and six months ended June 30, 2022, the Company realized a loss on the sales of its investments to Jocassee of $0.2 million. As of June 30, 2023 and December 31, 2022, the Company had $26.9 million and $18.2 million, respectively, in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
As of June 30, 2023 and December 31, 2022, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	$385,000	$385,000

Total unfunded commitments by Barings BDC, Inc.	$65,000	$65,000
Total unfunded commitments by all members	$215,000	$215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2023. As of June 30, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2023, Thompson Rivers declared $41.0 million and $98.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2023, the Company recognized $6.6 million and $15.7 million, respectively, of the dividends as a return of capital. For the three and six months ended June 30, 2022, Thompson Rivers declared $69.4 million and $89.4 million in dividends, respectively, of which $2.3 million and $5.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for both the three and six months ended June 30, 2022, the Company recognized $8.8 million of the dividends as a return of capital.
As of June 30, 2023, Thompson Rivers had $522.2 million in Ginnie Mae early buyout loans and $20.4 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of June 30, 2023, Thompson Rivers had 3,262 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of June 30, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2023:
Federal Housing Administration (“FHA”) loans	$510,032	92%	$479,899	92%
Veterans Affairs (“VA”) loans	44,797	8%	42,275	8%
	$554,829	100%	$522,174	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	84,654	9%	79,553	9%
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $132.7 million and $224.2 million outstanding as of June 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $246.2 million and $428.0 million outstanding as of June 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $100.2 million and $184.2 million outstanding as of June 30, 2023 and December 31, 2022, respectively.

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
As of June 30, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings BDC, Inc.	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $162.1 million, respectively, of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded (including approximately $5.3 million of recallable return of capital) as of June 30, 2023. As of June 30, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).
For the three and six months ended June 30, 2023, Waccamaw River declared $3.7 million and $7.3 million in dividends, respectively, of which $0.7 million and $1.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2022, Waccamaw River declared $2.4 million and $3.9 million in dividends, respectively, of which $0.5 million and $0.8 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of June 30, 2023, Waccamaw River had $234.8 million in unsecured consumer loans and $14.7 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of June 30, 2023, Waccamaw River had 23,182 outstanding loans with an average loan size of $10,990, remaining average life to maturity of 43.0 months and weighted average interest rate of 12.5%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $83.6 million and $72.3 million outstanding as of June 30, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC., which is non-recourse to the Company, had approximately $76.2 million and $44.8 million outstanding as of June 30, 2023 and December 31, 2022, respectively.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2023 and December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc.	$30,280	$27,800
Total contributed capital by all members (1)	$139,020	$126,620

Total return of capital (recallable) by Barings BDC, Inc.	$(5,280)	$(5,280)
Total return of capital (recallable) by all members (2)	$(14,020)	$(14,020)

Total unfunded commitments by Barings BDC, Inc.	$—	$2,480
Total unfunded commitments by all members	$—	$12,400	(3)
(1)Includes $82.0 million and $74.6 million of total contributed capital by related parties as of June 30, 2023 and December 31, 2022, respectively.
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
As of June 30, 2023, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were funded as of June 30, 2023.
For the three and six months ended June 30, 2023, Sierra JV declared $1.5 million and $2.9 million in dividends, respectively, of which $1.3 million and $2.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For both the three and six months ended June 30, 2022, Sierra JV declared $31.8 million in dividends, of which $1.6 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for both the three and six months ended June 30, 2022, the Company recognized $26.7 million of the dividends as a return of capital.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Sierra JV’s investment portfolio was $106.9 million as of June 30, 2023, as compared to $110.0 million, as of December 31, 2022. As of June 30, 2023, Sierra JV’s investments had an aggregate cost $115.7 million, as compared to $125.2 million as of December 31, 2022. As of June 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 9.9% and 9.2%, respectively. As of June 30, 2023 and December 31, 2022, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2023:
Senior debt and 1st lien notes	$115,684	100%	$106,927	100%
	$115,684	100%	$106,927	100%
December 31, 2022:
Senior debt and 1st lien notes	$125,220	100%	$110,047	100%
	$125,220	100%	$110,047	100%
The industry composition of Sierra JV’s investments at fair value at June 30, 2023 and December 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2023		December 31, 2022
Automotive	$2,517	2.3%	$2,283	2.1%
Banking, Finance, Insurance and Real Estate	1,040	1.0	1,414	1.3
Beverage, Food and Tobacco	3,307	3.1	3,181	2.9
Capital Equipment	9,273	8.7	9,208	8.4
Chemicals, Plastics, and Rubber	2,684	2.5	2,772	2.5
Construction and Building	1,877	1.8	1,887	1.7
Consumer goods: Durable	988	0.9	1,272	1.1
Containers, Packaging and Glass	1,803	1.7	1,812	1.6
Environmental Industries	8,062	7.5	7,797	7.1
Healthcare and Pharmaceuticals	13,301	12.4	13,614	12.4
High Tech Industries	14,684	13.7	13,713	12.5
Media: Advertising, Printing and Publishing	9,918	9.3	10,032	9.1
Media: Diversified and Production	5,626	5.3	5,498	5.0
Retail	6,055	5.7	5,489	5.0
Services: Business	6,867	6.4	10,876	9.9
Services: Consumer	8,382	7.8	8,265	7.5
Transportation: Cargo	6,311	5.9	6,221	5.6
Transportation: Consumer	4,232	4.0	4,713	4.3
Total	$106,927	100.0%	$110,047	100.0%

Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, had $77.0 million outstanding as of June 30, 2023 and $75.0 million outstanding as of December 31, 2022.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of June 30, 2023 and December 31, 2022, $3.6 million and $5.3 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates. In April 2023, the Company made an additional equity investment in Rocade totaling $10.0 million. As of June 30, 2023, the Company had $30.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,499,714	Yield Analysis	Market Yield	7.5% – 30.6%	11.9%	Decrease
	15,133	Market Approach	Adjusted EBITDA Multiple	5.8x	5.8x	Increase
	1,141	Market Approach	Revenue Multiple	0.2x	0.2x	Increase
	47,748	Recent Transaction	Transaction Price	93.3% – 97.5%	96.0%	Increase
Subordinated debt and 2nd lien notes(2)	165,875	Yield Analysis	Market Yield	8.6% – 18.1%	13.5%	Decrease
	36,829	Market Approach	Adjusted EBITDA Multiple	7.0x – 11.0x	8.2x	Increase
	1,504	Recent Transaction	Transaction Price	97.0% – 98.0%	97.6%	Increase
Structured products(3)	18,797	Yield Analysis	Market Yield	8.2% – 11.6%	9.2%	Decrease
Equity shares(4)	8,220	Yield Analysis	Market Yield	13.6% – 14.8%	14.2%	Decrease
	337,091	Market Approach	Adjusted EBITDA Multiple	1.8x – 40.0x	10.7x	Increase
	1,425	Market Approach	Revenue Multiple	0.2x – 9.5x	6.6x	Increase
	2,938	Net Asset Approach	Liabilities	$(33,951.4)	$(33,951.4)	Decrease
	112	Expected Recovery	Expected Recovery	$2.5 – $110.0	$107.6	Increase
	2,111	Recent Transaction	Transaction Price	$0.98 – $14.94	$11.8	Increase
Equity warrants	1,141	Market Approach	Adjusted EBITDA Multiple	5.3x – 14.5x	8.4x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
(1)Excludes investments with an aggregate fair value amounting to $32,393, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $4,882, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $12,098, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to $3,278, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$104,846	$1,596,129	$1,700,975
Subordinated debt and 2nd lien notes	—	37,907	209,090	246,997
Structured products	—	50,173	30,895	81,068
Equity shares	121	905	355,175	356,201
Equity warrants	—	—	1,144	1,144
Investments subject to leveling	$121	$193,831	$2,192,433	$2,386,385
Investment in joint ventures / PE fund (1)				119,607
				$2,505,992

	Fair Value as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$104,836	$1,591,356	$1,696,192
Subordinated debt and 2nd lien notes	—	28,925	234,214	263,139
Structured products	—	55,723	17,827	73,550
Equity shares	164	1,339	283,067	284,570
Equity warrants	—	—	1,057	1,057
Investments subject to leveling	$164	$190,823	$2,127,521	$2,318,508
Investment in joint ventures / PE fund (1)				130,427
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022:

Six Months Ended June 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,591,356	$234,214	$17,827	$283,067	$1,057	$2,127,521
New investments	131,734	11,478	13,479	60,137	—	216,828
Transfers into (out of) Level 3, net	(9,417)	(7,748)	—	914	—	(16,251)
Proceeds from sales of investments	(68,425)	(2,800)	—	(4,200)	—	(75,425)
Loan origination fees received	(2,825)	(51)	—	—	—	(2,876)
Principal repayments received	(59,097)	(32,345)	(367)	—	—	(91,809)
Payment-in-kind interest/dividends	2,309	6,187	—	3,711	—	12,207
Accretion of loan premium/discount	259	426	—	—	—	685
Accretion of deferred loan origination revenue	3,672	281	—	—	—	3,953
Realized gain (loss)	(661)	(43,902)	—	953	—	(43,610)
Unrealized appreciation (depreciation)	7,224	43,350	(44)	10,593	87	61,210
Fair value, end of period	$1,596,129	$209,090	$30,895	$355,175	$1,144	$2,192,433

Six Months Ended June 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,137,323	$230,569	$—	$151,282	$864	$1,520,038
New investments	510,243	80,752	6,000	45,116	—	642,111
Investments acquired in Sierra merger	210,176	54,177	—	7,065	72	271,490
Transfers into Level 3, net	(6,054)	—	4,905	7,263	—	6,114
Proceeds from sales of investments	(220,592)	(14,754)	—	(1,472)	(250)	(237,068)
Loan origination fees received	(10,371)	(1,121)	—	—	—	(11,492)
Principal repayments received	(157,387)	(22,610)	—	—	—	(179,997)
Payment-in-kind interest/dividends	985	8,939	—	—	—	9,924
Accretion of loan premium/discount	74	36	—	—	—	110
Accretion of deferred loan origination revenue	4,178	974	—	—	—	5,152
Realized gain (loss)	(5,329)	(1,506)	—	18	(760)	(7,577)
Unrealized appreciation (depreciation)	(25,312)	(39,874)	(471)	55,059	109	(10,489)
Fair value, end of period	$1,437,934	$295,582	$10,434	$264,331	$35	$2,008,316
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $16.0 million during the six months ended June 30, 2023 was related to portfolio company investments that were still held by the Company as of June 30, 2023. Pre-tax net unrealized depreciation on Level 3 investments of $11.0 million during the six months ended June 30, 2022 was related to portfolio company investments that were still held by the Company as of June 30, 2022.
During the six months ended June 30, 2023, the Company made investments of approximately $160.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2023, the Company made investments of $50.0 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2023 and December 31, 2022, the Company had six and seven portfolio companies, respectively, with investments that were on non-accrual. As of June 30, 2023, the six portfolio companies on non-accrual included four portfolio companies purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and one portfolio company originated by Barings. As of December 31, 2022, the seven portfolio companies on non-accrual included four portfolio companies purchases as part of the Sierra Merger, two purchased as part of the MVC Acquisition and one portfolio company was originated by Barings.
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
Fee income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$1,749	$1,489	$3,420	$2,816
Management, valuation and other fees	601	633	1,194	47
Total Recurring Fee Income	2,350	2,122	4,614	2,863
Non-Recurring Fee Income:
Prepayment fees	329	133	329	133
Acceleration of unamortized loan origination fees	328	2,301	674	2,497
Advisory, loan amendment and other fees	1,294	516	1,984	775
Total Non-Recurring Fee Income	1,951	2,950	2,987	3,405
Total Fee Income	$4,301	$5,072	$7,601	$6,268
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
Concentration of Credit Risk
As of June 30, 2023 and December 31, 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2023 and December 31, 2022, the Company’s largest single portfolio company investment represented approximately 6.1% and 5.9%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2023, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currencies
As of June 30, 2023, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, two investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, 63 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, 58 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2023 and June 30, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and six months ended June 30, 2023, the Company recorded a net expense of $0.2 million and $0.4 million, respectively for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2023 and December 31, 2022 was approximately $2,551.1 million and $2,565.9 million, respectively. As of June 30, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $21.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $131.6 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $153.2 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $105.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $112.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $218.3 million.
In addition, the Company has wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), which hold certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLC”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Prepaid expenses and other assets” in the Company’s Unaudited and Audited Consolidated Balance Sheets.
As of June 30, 2023, the Company had a deferred tax asset of $9.0 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2022, the Company had a deferred tax asset of

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
$9.5 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2023 and December 31, 2022, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $7.8 million and $8.3 million, respectively. The Company concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2023 and December 31, 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2023	June 30, 2023	December 31, 2022
Credit Facilities:
February 21, 2019	February 21, 2026	6.771%	$772,087	$729,144
Total Credit Facilities			$772,087	$729,144
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
(Less: Deferred financing fees)			(5,210)	(6,022)
Total Notes			$719,790	$718,978
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility total $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility (the “April 2022 Amendment”). The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”).
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
In addition, the Company pays a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the remaining life of the February 2019 Credit Facility. In connection with the February 2022 Amendment, the April 2022 Amendment and the May 2023 Amendment, the Company incurred financing fees of approximately $4.1 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of June 30, 2023, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of June 30, 2023, the Company had U.S. dollar borrowings of $532.5 million outstanding under the February 2019 Credit Facility with an interest rate of 7.238% (one month SOFR of 5.138%), borrowings denominated in Swedish krona of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 5.563% (one month STIBOR of 3.563%), borrowings denominated in British pounds sterling of £68.6 million ($87.2 million U.S. dollars) with an interest rate of 6.461% (one month SONIA of 4.461%) and borrowings denominated in Euros of €138.6 million ($151.2 million U.S. dollars) with an interest rate of 5.313% (one month EURIBOR of 3.313%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of June 30, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $772.1 million and $729.1 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of June 30, 2023, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of June 30, 2023 and December 31, 2022, the fair value of the outstanding August 2025 Notes was $46.3 million and $46.1 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2023, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of June 30, 2023 and December 31, 2022, the fair value of the outstanding Series B Notes was $57.3 million and $56.8 million, respectively. As of June 30, 2023 and December 31, 2022, the fair value of the outstanding Series C Notes was $98.7 million and $97.7 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2023, the Company was in compliance with all covenants under the February 2021 NPA.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2023 and December 31, 2022, the fair value of the outstanding Series D Notes was $70.4 million and $69.6 million, respectively. As of June 30, 2023 and December 31, 2022, the fair value of the outstanding Series E Notes was $58.7 million and $57.8 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
November 2026 Notes
On November 23, 2021, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into an Indenture (the “Base Indenture”) and a First Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). The First Supplemental Indenture relates to the Company’s issuance of $350.0 million aggregate principal amount of its 3.300% notes due 2026 (the “November 2026 Notes”).

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
As of June 30, 2023 and December 31, 2022, the fair value of the outstanding November 2026 Notes was $300.3 million and $294.6 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
appreciation or depreciation on the MVC Credit Support Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” in the Company’s Unaudited Consolidated Statements of Operations.
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the MVC Credit Support Agreement as of June 30, 2023 and December 31, 2022:

As of June 30, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$15,650	$2,050

Total MVC Credit Support Agreement					$2,050

As of December 31, 2022 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$12,386	$(1,214)

Total MVC Credit Support Agreement					$(1,214)
As of June 30, 2023 and December 31, 2022, the fair value of the MVC Credit Support Agreement was $15.7 million and $12.4 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the discount rate and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 MVC Credit Support Agreement as of June 30, 2023 and December 31, 2022. The average range of unobservable inputs is based on fair value of the MVC Credit Support Agreement.

June 30, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$15,650	Income Approach	Discount Rate	6.8% - 7.8%	7.3%	Decrease
			Time Until Exit (years)	2.5 - 5.5	4.0	Decrease

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$12,386	Income Approach	Discount Rate	7.1% - 8.1%	7.6%	Decrease
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
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of June 30, 2023 and December 31, 2022:

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of June 30, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$45,000	$600

Total Sierra Credit Support Agreement					$600

As of December 31, 2022 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$40,700	$(3,700)

Total Sierra Credit Support Agreement					$(3,700)
As of June 30, 2023 and December 31, 2022, the fair value of the Sierra Credit Support Agreement was $45.0 million and $40.7 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio and the Recovery Rate, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of June 30, 2023 and December 31, 2022. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

June 30, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$45,000	Simulation Analysis	Enterprise Value	$12 - $138,800	$69,406	Decrease
			Asset Volatility	40.0% - 70.0%	55.0%	Increase
			Time Until Exit (years)	0.0 - 8.6	4.3	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Decrease

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$40,700	Simulation Analysis	Enterprise Value	$100 - $403,500	$201,800	Decrease
			Asset Volatility	37.5% - 70.0%	53.8%	Increase
			Time Until Exit (years)	0.0 - 9.1	4.6	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Decrease

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
The following tables present the Company’s foreign currency forward contracts as of June 30, 2023 and December 31, 2022:

As of June 30, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$70,055	$46,804	07/07/23	$(169)	Derivative liabilities
Foreign currency forward contract (AUD)	$917	A$1,333	07/07/23	30	Derivative assets
Foreign currency forward contract (AUD)	$46,799	A$68,722	07/07/23	1,052	Derivative assets
Foreign currency forward contract (AUD)	$47,086	A$70,298	10/10/23	167	Derivative assets

Foreign currency forward contract (CAD)	C$9,154	$6,943	07/07/23	(26)	Derivative liabilities
Foreign currency forward contract (CAD)	C$392	$292	07/07/23	4	Derivative assets
Foreign currency forward contract (CAD)	$127	C$169	07/07/23	(1)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,992	C$9,376	07/07/23	(94)	Derivative liabilities
Foreign currency forward contract (CAD)	$7,011	C$9,229	10/10/23	26	Derivative assets

Foreign currency forward contract (DKK)	2,283kr.	$336	07/07/23	(2)	Derivative liabilities
Foreign currency forward contract (DKK)	$329	2,241kr.	07/07/23	1	Derivative assets
Foreign currency forward contract (DKK)	$6	43kr.	07/07/23	—	Derivative assets
Foreign currency forward contract (DKK)	$336	2,267kr.	10/10/23	2	Derivative assets

Foreign currency forward contract (EUR)	€7,000	$7,672	07/07/23	(34)	Derivative liabilities
Foreign currency forward contract (EUR)	€75,712	$83,046	07/07/23	(437)	Derivative liabilities
Foreign currency forward contract (EUR)	€2,000	$2,203	10/10/23	(10)	Derivative liabilities
Foreign currency forward contract (EUR)	$4,560	€4,217	07/07/23	(41)	Derivative liabilities
Foreign currency forward contract (EUR)	$81,540	€74,495	07/07/23	258	Derivative assets
Foreign currency forward contract (EUR)	$4,405	€4,000	07/07/23	40	Derivative assets
Foreign currency forward contract (EUR)	$86,143	€78,162	10/10/23	451	Derivative assets

Foreign currency forward contract (NZD)	NZ$13,550	$8,358	07/07/23	(57)	Derivative liabilities
Foreign currency forward contract (NZD)	$8,512	NZ$13,550	07/07/23	211	Derivative assets
Foreign currency forward contract (NZD)	$8,331	NZ$13,512	10/10/23	56	Derivative assets

Foreign currency forward contract (NOK)	kr40,715	$3,784	07/07/23	17	Derivative assets
Foreign currency forward contract (NOK)	$3,897	kr39,996	07/07/23	164	Derivative assets
Foreign currency forward contract (NOK)	$68	kr720	07/07/23	1	Derivative assets
Foreign currency forward contract (NOK)	$3,851	kr41,308	10/10/23	(17)	Derivative liabilities

Foreign currency forward contract (GBP)	£33,110	$42,221	07/07/23	(126)	Derivative liabilities
Foreign currency forward contract (GBP)	$41,121	£33,110	07/07/23	(974)	Derivative liabilities
Foreign currency forward contract (GBP)	$44,368	£34,790	10/10/23	132	Derivative assets
Foreign currency forward contract (GBP)	$3,189	£2,500	10/10/23	10	Derivative assets

Foreign currency forward contract (SEK)	2,344kr	$219	07/07/23	(2)	Derivative liabilities
Foreign currency forward contract (SEK)	$227	2,344kr	07/07/23	10	Derivative assets
Foreign currency forward contract (SEK)	$226	2,407kr	10/10/23	2	Derivative assets

Foreign currency forward contract (CHF)	5,150Fr.	$5,766	07/07/23	(8)	Derivative liabilities
Foreign currency forward contract (CHF)	$839	750Fr.	07/07/23	1	Derivative assets
Foreign currency forward contract (CHF)	$4,868	4,400Fr.	07/07/23	(51)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,690	5,031Fr.	10/10/23	9	Derivative assets
Total				$595

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$72,553	$48,701	01/09/23	$511	Derivative assets
Foreign currency forward contract (AUD)	$47,177	A$72,553	01/09/23	(2,035)	Derivative liabilities
Foreign currency forward contract (AUD)	$47,055	A$69,919	04/11/23	(548)	Derivative liabilities

Foreign currency forward contract (CAD)	C$225	$165	01/09/23	1	Derivative assets
Foreign currency forward contract (CAD)	C$9,285	$6,819	01/09/23	34	Derivative assets
Foreign currency forward contract (CAD)	$4,578	C$6,207	01/09/23	(3)	Derivative liabilities
Foreign currency forward contract (CAD)	$2,415	C$3,303	01/09/23	(22)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,865	C$9,339	04/11/23	(34)	Derivative liabilities

Foreign currency forward contract (DKK)	2,260kr.	$323	01/09/23	2	Derivative assets
Foreign currency forward contract (DKK)	$300	2,260kr.	01/09/23	(24)	Derivative liabilities
Foreign currency forward contract (DKK)	$329	2,290kr.	04/11/23	(2)	Derivative liabilities

Foreign currency forward contract (EUR)	€106,443	$113,101	01/09/23	541	Derivative assets
Foreign currency forward contract (EUR)	€1,511	$1,500	01/09/23	113	Derivative assets
Foreign currency forward contract (EUR)	$106,563	€107,954	01/09/23	(8,692)	Derivative liabilities
Foreign currency forward contract (EUR)	$109,735	€102,649	04/11/23	(547)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$4,000	$2,581	01/09/23	(51)	Derivative liabilities
Foreign currency forward contract (NZD)	NZ$15,175	$9,538	01/09/23	60	Derivative assets
Foreign currency forward contract (NZD)	$208	NZ$351	01/09/23	(14)	Derivative liabilities
Foreign currency forward contract (NZD)	$10,767	NZ$18,824	01/09/23	(1,139)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,644	NZ$15,333	04/11/23	(62)	Derivative liabilities

Foreign currency forward contract (NOK)	kr37,773	$3,835	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$3,538	kr37,773	01/09/23	(297)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,050	kr39,732	04/11/23	(1)	Derivative liabilities

Foreign currency forward contract (GBP)	£37,951	$45,898	01/09/23	(240)	Derivative liabilities
Foreign currency forward contract (GBP)	$39,500	£34,951	01/09/23	(2,549)	Derivative liabilities
Foreign currency forward contract (GBP)	$3,396	£3,000	01/09/23	(213)	Derivative liabilities
Foreign currency forward contract (GBP)	$47,147	£38,899	04/11/23	243	Derivative assets

Foreign currency forward contract (SEK)	2,182kr.	$210	01/09/23	—	Derivative liabilities
Foreign currency forward contract (SEK)	$197	2,182kr.	01/09/23	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$217	2,247kr.	04/11/23	—	Derivative assets

Foreign currency forward contract (CHF)	3,803Fr.	$4,110	01/09/23	3	Derivative assets
Foreign currency forward contract (CHF)	$618	600Fr.	01/09/23	(31)	Derivative liabilities
Foreign currency forward contract (CHF)	$3,305	3,203Fr.	01/09/23	(158)	Derivative liabilities
Foreign currency forward contract (CHF)	$4,194	3,841Fr.	04/11/23	(2)	Derivative liabilities
Total				$(15,169)
As of June 30, 2023 and December 31, 2022, the total fair value of the Company’s foreign currency forward contracts was $0.6 million and $(15.2) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the three and six months ended June 30, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Forward currency contracts	$(2,692)	$(435)	$(16,911)	$2

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the three and six months ended June 30, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Forward currency contracts	$2,262	$12,685	$15,764	$11,782
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$634	$1,152
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	808	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,549	—
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,871	—
Americo Chemical Products, LLC(1)(2)	Revolver	471	—
Amtech LLC(1)	Delayed Draw Term Loan	764	1,527
Amtech LLC(1)	Revolver	682	545
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	375	366
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,215	2,543
Arc Education(1)(3)	Delayed Draw Term Loan	1,732	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	693	789
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	168
ASC Communications, LLC(1)	Revolver	1,089	1,089
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	602	876
ATL II MRO Holdings, Inc.(1)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,272	1,295
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(3)	Acquisition Facility	982	2,028
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,489	4,783
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	417	417
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(3)	Delayed Draw Term Loan	138	135
BrightSign LLC(1)(2)	Revolver	443	1,329
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	110
Catawba River Limited(1)(2)(4)	Structured Junior Note	12,998	12,635
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	925	1,028
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	78

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Comply365, LLC(1)	Revolver	1,100	935
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	429	419
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	150	142
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,287	1,368
DISA Holdings Corp.(1)	Revolver	429	416
DreamStart Bidco SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	579
Dune Group(1)(2)(3)	Delayed Draw Term Loan	638	624
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	5,164	5,164
Eclipse Business Capital, LLC(1)	Revolver	19,091	17,455
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	9,272	9,272
EMI Porta Holdco LLC(1)(2)	Revolver	1,026	1,471
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	257
eShipping, LLC(1)	Delayed Draw Term Loan	1,650	1,650
eShipping, LLC(1)	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,697	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	539	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	231	246
Faraday(1)(3)	Delayed Draw Term Loan	978	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	—	180
Finexvet(1)(2)(3)	Delayed Draw Term Loan	642	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	572	766
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	575	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	2,354
GB Eagle Buyer, Inc.(1)	Revolver	2,581	2,581
Global Academic Group Limited(1)(7)	Term Loan	437	451
GPNZ II GmbH(1)(2)(3)	CAF Term Loan	—	560
Greenhill II BV(1)(3)	Capex Acquisition Facility	119	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	219	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	307	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	—	267
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(3)	Delayed Draw Term Loan	568	555
HTI Technology & Industries(1)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)	Revolver	1,364	1,364
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	—	913
Innovad Group II BV(1)(3)	Delayed Draw Term Loan	262	1,261
INOS 19-090 GmbH(1)(3)	Acquisition Facility	2,432	2,380
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,331	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	57	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	761	744
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
ITI Intermodal, Inc.(1)(2)	Revolver	1,232	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	1,396	1,441
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,830	2,830
Kemmerer Operations LLC(1)	Delayed Draw Term Loan	—	908
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	714	1,766
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
LeadsOnline, LLC(1)	Revolver	2,603	2,603
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	2,500
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	138	138
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	109	106
Marshall Excelsior Co.(1)(2)	Revolver	110	413
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	276	296
Mercell Holding AS(1)(8)	Capex Acquisition Facility	733	797
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	951	968
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	372	407
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,311	1,180
NeoxCo(1)(3)	Delayed Draw Term Loan	491	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	385	443
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	97	—
NF Holdco, LLC(1)(2)	Revolver	1,105	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	809	809
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	473	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	391	607
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,289
OSP Hamilton Purchaser, LLC(1)	Revolver	416	187
PDQ.Com Corporation(1)	Delayed Draw Term Loan	5,582	6,885
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(3)	Delayed Draw Term Loan	2,946	2,882
ProfitOptics, LLC(1)	Revolver	81	484
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	648	792
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	743	727
Qualified Industries, LLC(1)	Revolver	242	—
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623
R1 Holdings, LLC(1)	Revolver	1,947	1,601
RA Outdoors, LLC(1)(2)	Revolver	1,235	1,235
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	4,412	4,412
Randys Holdings, Inc.(1)(2)	Revolver	1,513	1,571
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	579	725
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	600
Rhondda Financing No. 1 DAC(1)(4)	Structured Junior Note	19,786	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Rocade Holdings LLC(1)(2)	Preferred Equity	30,000	—
Royal Buyer, LLC(1)	Revolver	1,340	1,340
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,684	2,209
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	1,905	2,381
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	732	1,751
SBP Holdings LP(1)	Delayed Draw Term Loan	1,469	—
SBP Holdings LP(1)	Revolver	1,065	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,011	2,270
Scout Bidco B.V.(1)(3)	Revolver	1,053	1,030
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,182	2,134
Security Holdings B.V.(1)(2)(3)	Revolver	1,091	1,067
Sereni Capital NV(1)(3)	Delayed Draw Term Loan	694	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	1,978
Smartling, Inc.(1)(2)	Revolver	1,176	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	—	38
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	1,192	3,383
Solo Buyer, L.P.(1)	Revolver	1,596	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	7,500	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	4,929	4,664
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933	1,933
Syntax Systems Ltd(1)(2)	Revolver	337	337
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	925	—
Tank Holding Corp(1)(2)	Revolver	218	698
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,150	1,088
Techone B.V.(1)(3)	Revolver	311	203
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	3,229	2,826
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	854	1,182
Trader Corporation(1)(6)	Revolver	353	345
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,350	1,350
Union Bidco Limited(1)(2)(4)	Acquisition Facility	83	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	675	1,170
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	473	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,629	3,629
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	—	2,622
Waccamaw River(2)	Joint Venture	—	2,480

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Whitcraft Holdings, Inc.(1)(2)	Revolver	1,886	—
Woodland Foods, Inc.(1)(2)	Line of Credit	1,296	456
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	3,106	3,106
WWEC Holdings III Corp(1)(2)	Revolver	1,739	1,366
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	3,286	3,109
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)	Revolver	845	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,660	2,516
Total unused commitments to extend financing		$338,322	$308,532
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both June 30, 2023 and December 31, 2022, the Company had guaranteed €9.9 million ($10.8 million U.S. dollars and $10.6 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh (“MVC Auto”) that mature in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value at beginning of period	$11.05	$11.36
Net investment income (1)	0.57	0.52
Net realized gain (loss) on investments / foreign currency transactions (1)	(0.55)	(0.09)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions (1)	0.72	(0.43)
Total increase (decrease) from investment operations (1)	0.74	—
Dividends/distributions paid to stockholders from net investment income	(0.50)	(0.47)
Sierra Merger (See Note 9) (2)	—	0.10
Deemed contribution - CSA (See Note 9)	—	0.40
Purchases of shares in share repurchase plan	0.05	0.02
Net asset value at end of period	$11.34	$11.41
Market value at end of period (3)	$7.84	$9.31
Shares outstanding at end of period	106,516,166	109,785,892
Net assets at end of period	$1,207,597	$1,252,875
Average net assets	$1,207,613	$1,121,688
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (4)	13.50%	9.00%
Ratio of net investment income to average net assets (annualized)	10.12%	9.05%
Portfolio turnover ratio (annualized) (5)	8.95%	26.75%
Total return (6)	2.47%	(11.51)%
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
(5)Portfolio turnover ratio as of June 30, 2022 excludes the impact of the Sierra Merger.
(6)Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period. Total return is not annualized.
9. SIERRA MERGER
On February 25, 2022, the Company completed the Sierra Merger pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “Sierra Merger Agreement”), dated as of September 21, 2021, by and among the Company, Mercury Acquisition Sub, Inc., a Maryland corporation and a direct wholly owned subsidiary of the Company (“Sierra Acquisition Sub”), Sierra, a Maryland corporation, and Barings. To effect the acquisition, Sierra Acquisition Sub merged with and into Sierra, with Sierra surviving the merger as the Company’s wholly owned subsidiary (the “First Sierra Merger”). Immediately thereafter, Sierra merged with and into the Company, with the Company as the surviving company (the “Second Sierra Merger” and, together with the First Sierra Merger, the “Sierra Merger”). The Sierra Merger has been treated as a “reorganization” within the meaning of Section 368(a)(1)(A) of the Code.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
In connection with the completion of the Sierra Merger, the Board affirmed the Company’s commitment to make open-market purchases of shares of its common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program will occur during the 12-month period commencing on April 1, 2022 and are expected to be made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with the Company’s covenant and regulatory requirements. During the year ended December 31, 2022, the Company repurchased the maximum amount of $30.0 million of common stock authorized under the Sierra share repurchase program.
In connection with the Sierra Merger, on February 25, 2022, the Company entered into the Second Amended Barings BDC Advisory Agreement with the Adviser. Promptly following the closing of the Sierra Merger, the Company also entered into the Sierra Credit Support Agreement with Barings. See “Note 2 - Agreements and Related Party Transactions” for more information regarding the Second Amended Barings BDC Advisory Agreement and the Sierra Credit Support Agreement.
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
10. SUBSEQUENT EVENTS
On August 9, 2023, the Board declared a quarterly distribution of $0.26 per share payable on September 13, 2023 to holders of record as of September 6, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2023, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. In August 2018, in connection with the closing of an externalization transaction through which Barings LLC (“Barings” or the “Adviser”) agreed to become our external investment adviser, we entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) with Barings. In connection with the completion of our acquisition of MVC Capital, Inc., a Delaware corporation, on December 23, 2020 (the “MVC Acquisition”), we entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. In connection with the completion of the Sierra Merger (as defined below), on February 25, 2022, we entered into a second amended and restated investment advisory agreement (the “Second Amended Barings BDC Advisory Agreement”) with the Adviser. On June 24, 2023, we entered into the third amended and restated advisory agreement with the Adviser in order to update the term of the agreement to expire on June 24th of each year subject to annual re-approval in accordance with its terms (the “New Barings BDC Advisory Agreement”). All other terms and provisions of the Second Amended Barings BDC Advisory Agreement between us the Adviser, including with respect to the calculation of the fees payable to the Adviser, remained unchanged under the New Barings BDC Advisory Agreement. Under the terms of the New Barings BDC Advisory

Agreement and the Administration Agreement, Barings serves as our investment adviser and administrator and manages our investment portfolio and performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our senior secured, middle-market, private debt investments generally have terms of between five and seven years. Our senior secured, middle-market, first lien private debt investments generally bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 475 basis points and SOFR plus 675 basis points per annum. Our subordinated middle-market, private debt investments generally bear interest between SOFR (or the applicable currency rate for investments in foreign currencies) plus 700 basis points and SOFR plus 900 basis points per annum if floating rate, and between 8% and 15% if fixed rate. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind (“PIK”) interest, which is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term.
As of June 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.4% and 9.7%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.0% and 9.1% as of June 30, 2023 and December 31, 2022, respectively.
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
In connection with the Sierra Merger, on February 25, 2022, following the closing of the Sierra Merger, we entered into (1) the Second Amended Barings BDC Advisory Agreement, and (2) a credit support agreement (the “Sierra Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. See “Note 2. Agreements and Related Party Transactions” and “Note. 6 Derivative Instruments” in the Notes to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.
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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $271.4 billion Global Fixed Income Platform (as of June 30, 2023) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 50 investment professionals (as of June 30, 2023) located in three offices in the U.S. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.

Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of June 30, 2023, our asset coverage ratio was 180.6%.
Portfolio Composition
The total value of our investment portfolio was $2,506.0 million as of June 30, 2023, as compared to $2,448.9 million as of December 31, 2022. As of June 30, 2023, we had investments in 328 portfolio companies with an aggregate cost of $2,554.7 million. As of December 31, 2022, we had investments in 322 portfolio companies with an aggregate cost of $2,562.4 million. As of both June 30, 2023 and December 31, 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2023:
Senior debt and 1st lien notes	$1,748,615	69%	$1,700,975	68%
Subordinated debt and 2nd lien notes	265,943	10	246,997	10
Structured products	98,301	4	81,068	3
Equity shares	291,794	11	356,201	14
Equity warrants	178	—	1,144	—
Investment in joint ventures / PE fund	149,874	6	119,607	5
	$2,554,705	100%	$2,505,992	100%
December 31, 2022:
Senior debt and 1st lien notes	$1,752,943	69%	$1,696,192	69%
Subordinated debt and 2nd lien notes	326,639	13	263,139	11
Structured products	88,805	3	73,550	3
Equity shares	230,188	9	284,570	12
Equity warrants	178	—	1,057	—
Investment in joint ventures / PE fund	163,645	6	130,427	5
	$2,562,398	100%	$2,448,935	100%
Investment Activity
During the six months ended June 30, 2023, we made 15 new investments totaling $81.4 million, made investments in existing portfolio companies totaling $71.6 million and made a $55.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had nine loans repaid totaling $58.2 million and received $38.3 million of portfolio company principal payments, recognizing a loss on these repayments of $0.7 million. We received $16.3 million of return of capital from our joint ventures and equity investments. In addition, we received $25.4 million for the sale of loans, recognizing a net realized loss on these transactions of $44.0 million, and sold $46.5 million of middle-market portfolio debt investments to our joint ventures realizing a gain on these transactions of $0.1 million. In addition, investments in two portfolio companies were restructured, which resulted in a loss of $2.0 million. Lastly, we received proceeds related to the sale of equity investments totaling $4.3 million and recognized a net realized gain on such sales totaling $1.1 million.

During the six months ended June 30, 2022, we made 48 new investments totaling $495.2 million, purchased $442.2 million of investments as part of the Sierra Merger, made investments in existing portfolio companies totaling $173.5 million and made additional investments in joint venture equity portfolio companies totaling $13.8 million. We had 21 loans repaid totaling $178.3 million, received $22.5 million of portfolio company principal payments and received $35.5 million of return of capital from our joint ventures. In addition, we sold $101.7 million of loans, recognizing a net realized loss on these transactions of $6.1 million, and sold $132.3 million of middle-market portfolio company debt investments to one of our joint ventures and realized a loss on these transactions of $0.2 million. We received proceeds related to the sale of equity investments totaling $1.7 million and recognized a net realized loss on such sales totaling $0.7 million. Lastly, we exchanged a debt investment totaling $13.8 million in one portfolio company for equity totaling $13.9 million and realized a loss on such exchange of $0.8 million.
Total portfolio investment activity for the six months ended June 30, 2023 and 2022 was as follows:

Six Months Ended June 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,696,192	$263,139	$73,550	$284,570	$1,057	$130,427	$2,448,935
New investments	131,734	11,478	13,479	61,143	—	2,480	220,314
Proceeds from sales of investments/return of capital	(78,883)	(2,800)	(2,631)	(4,347)	—	(16,251)	(104,912)
Loan origination fees received	(2,825)	(51)	—	—	—	—	(2,876)
Principal repayments received	(60,241)	(32,216)	(1,364)	—	—	—	(93,821)
Payment-in-kind interest/dividend	4,240	6,058		3,711	—	—	14,009
Accretion of loan premium/discount	480	455	11	—	—	—	946
Accretion of deferred loan origination revenue	3,813	281		—	—	—	4,094
Realized gain (loss)	(2,645)	(43,901)		1,100	—	—	(45,446)
Unrealized appreciation (depreciation)	9,110	44,554	(1,977)	10,024	87	2,951	64,749
Fair value, end of period	$1,700,975	$246,997	$81,068	$356,201	$1,144	$119,607	$2,505,992

Six Months Ended June 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,221,598	$240,037	$40,271	$154,477	$1,107	$143,104	$1,800,594
New investments	539,897	80,753	7,060	55,006	—	13,797	696,513
Investments acquired in Sierra merger	235,770	66,662	46,666	7,065	72	85,963	442,198
Proceeds from sales of investments	(227,678)	(14,754)	(5,389)	(1,607)	(250)	(35,490)	(285,168)
Loan origination fees received	(10,371)	(1,121)	—	—	—	—	(11,492)
Principal repayments received	(175,265)	(22,610)	(2,888)	—	—	—	(200,763)
Payment-in-kind interest/dividend	2,125	8,939	—	—	—	—	11,064
Accretion of loan premium/discount	1,146	83	11	—	—	—	1,240
Accretion of deferred loan origination revenue	4,339	974	—	—	—	—	5,313
Realized gain (loss)	(5,551)	(1,505)	—	153	(760)	—	(7,663)
Unrealized appreciation (depreciation)	(35,806)	(41,649)	(15,346)	53,528	(77)	(23,410)	(62,760)
Fair value, end of period	$1,550,204	$315,809	$70,385	$268,622	$92	$183,964	$2,389,076

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2023, we had six portfolio companies with investments on non-accrual, the fair value of which was $26.6 million, which comprised 1.1% of the total fair value of our portfolio, and the cost of which was $51.3 million, which comprised 2.0% of the total cost of our portfolio. As of December 31, 2022, we had seven portfolio companies with investments on non-accrual, the fair value of which was $24.3 million, which comprised 1.0% of the total fair value of our portfolio, and the cost of which was $98.8 million, which comprised 3.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of June 30, 2023 is provided below:
1888 Industrial Services, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in 1888 Industrial Services, LLC, or 1888. The 1888 debt investments are on non-accrual status and as a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investments in 1888 for financial reporting purposes. As of June 30, 2023, the cost of our debt investments in 1888 was $1.9 million and the fair value of such investments was $1.1 million.
Black Angus Steakhouse, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. The Black Angus PIK term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our PIK term loan in Black Angus for financial reporting purposes. As of June 30, 2023, the cost of the PIK term loan in Black Angus was $9.6 million and the fair value of such investment was $8.5 million.
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific, Inc., or Core Scientific, on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of June 30, 2023, the cost of our debt investment in Core Scientific was $29.6 million and the fair value of such investment was $16.9 million.
Holland Acquisition Corp.
In connection with the Sierra Merger, we purchased our debt investment in Holland Acquisition Corp., or Holland. Holland is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Holland for financial reporting purposes. As of June 30, 2023, both the cost and fair value of our debt investment in Holland was nil.
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of June 30, 2023, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was nil.
Wawona Delaware Holdings, LLC
In connection with the Sierra Merger, we purchased our debt investment in Wawona Delaware Holdings, LLC, or Wawona. During the quarter ended March 31, 2023, we placed our debt investment in Wawona on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Wawona for financial reporting purposes. As of June 30, 2023, the cost of our debt investment in Wawona was $41.0 thousand and the fair value of such investment was $22.5 thousand.

Results of Operations
Comparison of the three and six months ended June 30, 2023 and June 30, 2022
Operating results for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total investment income	$75,302	$55,592	$142,506	$99,350
Total operating expenses	41,478	23,818	80,988	48,563
Net investment income before taxes	33,824	31,774	61,518	50,787
Income taxes, including excise tax provision	200	—	395	6
Net investment income after taxes	33,624	31,774	61,123	50,781
Net realized gains (losses)	(48,538)	(10,223)	(58,283)	(11,665)
Net unrealized appreciation (depreciation)	55,059	(44,654)	77,029	(41,188)
Benefit from (provision for) taxes	(28)	(1,890)	(101)	(1,890)
Net increase in net assets resulting from operations	$40,117	$(24,993)	$79,768	$(3,962)
Net increases or decreases in net assets resulting from operations vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net increases or decreases in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
Total interest income	$55,424	$40,784	$107,314	$72,854
Total dividend income	10,250	7,246	18,124	14,939
Total fee and other income	4,301	5,072	7,601	6,268
Total payment-in-kind interest income	5,122	2,474	9,064	5,273
Interest income from cash	205	16	403	16
Total investment income	$75,302	$55,592	$142,506	$99,350
The change in total investment income for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates, an increase in the average size of our portfolio, increased dividends from portfolio companies and joint venture investments and increased payment-in-kind (“PIK”) interest income. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 10.4% as of June 30, 2023, as compared to 7.6% as of June 30, 2022. The amount of our outstanding debt investments was $2,224.0 million as of June 30, 2023, as compared to $2,162.5 million as of June 30, 2022. The increase in the average size of our portfolio was largely due to the increased middle-market investment opportunities and special situation investment opportunities. For the three and six months ended June 30, 2023, dividends from portfolio companies and joint venture investments were $10.3 million and $18.1 million, respectively, as compared to $7.2 million and $14.9 million, respectively, for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2023, PIK interest income was $5.1 million and $9.1 million, respectively, as compared to $2.5 million and $5.3 million, respectively, for the three and six months ended June 30, 2022.
Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating expenses:
Interest and other financing fees	$20,811	$13,168	$40,127	$24,829
Base management fees	8,134	7,381	15,987	13,253
Incentive management fees	10,086	—	19,691	4,754
General and administrative expenses	2,447	3,269	5,183	5,727
Total operating expenses	$41,478	$23,818	$80,988	$48,563

Interest and Other Financing Fees
Interest and other financing fees during the three and six months ended June 30, 2023 and June 30, 2022 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes (each as defined below under “Liquidity and Capital Resources”). The increase in interest and other financing fees for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, was primarily attributable to increase in the weighted average interest rate on the February 2019 Credit Facility. The weighted average interest on the February 2019 Credit Facility was 6.8% as of June 30, 2023, as compared to 2.9% as of June 30, 2022.
Base Management Fees
Under the terms of the New Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2023, the amount of Base Management Fees incurred were approximately $8.1 million and $16.0 million, respectively. For the three and six months ended June 30, 2022, the amount of Base Management Fees incurred were approximately $7.4 million and $13.3 million, respectively. The increase in the Base Management Fees for the three and six months ended June 30, 2023 versus the corresponding 2022 periods is primarily related to the average value of gross assets increasing from $2,361.8 million as of the end of the two most recently completed calendar quarters prior to June 30, 2022 to $2,602.9 million as of the end of the two most recently completed calendar quarters prior to June 30, 2023. For both the three and six months ended June 30, 2023 and 2022, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the New Barings BDC Advisory Agreement, we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2023, the amount of income-based fees incurred were $10.1 million and $19.7 million, respectively, as compared to nil and $4.8 million for the three and six months ended June 30, 2022. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See Note 2 to our Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap. The increase in the incentive fees for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, relates predominately to the incentive fee for the three months ended June 30, 2022 being nil due to the Incentive Fee Cap and an increase in pre-incentive fee net investment income. The amount of pre-incentive fee net investment income was $43.9 million as of June 30, 2023, as compared to $31.8 million as of June 30, 2022.

General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three and six months ended June 30, 2023, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.5 million and $1.2 million, respectively. For the three and six months ended June 30, 2022, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.9 million and $1.8 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our Board for their service on the Board, D&O insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$(46,218)	$(6,701)	$(45,446)	$(6,951)
Affiliate investments	—	—	—	101
Control investments	—	(813)	—	(813)
Net realized gains (losses) on investments	(46,218)	(7,514)	(45,446)	(7,663)
Foreign currency transactions	(2,320)	(2,709)	(12,837)	(4,002)
Net realized gains (losses)	$(48,538)	$(10,223)	$(58,283)	$(11,665)
During the three months ended June 30, 2023, we recognized net realized losses totaling $48.5 million, which consisted primarily of a net loss on our investment portfolio of $46.2 million and a net loss on foreign currency transactions of $2.3 million. The net loss on our investment portfolio primarily related to the $43.6 million realized loss on the exit of our debt investments in Custom Alloy Corporation, which was all reclassified from unrealized depreciation during the three months ended June 30, 2023. During the six months ended June 30, 2023, we recognized net realized losses totaling $58.3 million, which consisted primarily of a net loss on our investment portfolio of $45.4 million and a net loss on foreign currency transactions of $12.8 million. The net loss on our investment portfolio primarily related to the $43.6 million realized loss on the exit of our debt investments in Custom Alloy Corporation, which was all reclassified from unrealized depreciation during the six months ended June 30, 2023.
During the three months ended June 30, 2022, we recognized net realized losses totaling $10.2 million, which consisted primarily of a net loss on our loan portfolio of $6.7 million, a $0.8 million loss on the exchange of a debt investment in one portfolio company for equity, and a net loss on foreign currency transactions of $2.7 million. During the six months ended June 30, 2022, we recognized net realized losses totaling $11.7 million, which consisted primarily of a net loss on our loan portfolio of $6.9 million, a $0.8 million loss on the exchange of a debt investment in one portfolio company for equity, and a net loss on foreign currency transactions of $4.0 million.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$45,334	$(65,428)	$52,771	$(94,016)
Affiliate investments	2,722	(13,435)	13,563	(440)
Control investments	5,602	17,050	(1,667)	31,696
Net unrealized appreciation (depreciation) on investments	53,658	(61,813)	64,667	(62,760)
Credit support agreements	1,978	(13,361)	7,564	(13,760)
Foreign currency transactions	(577)	30,520	4,798	35,332
Net unrealized appreciation (depreciation)	$55,059	$(44,654)	$77,029	$(41,188)
During the three months ended June 30, 2023, we recorded net unrealized appreciation totaling $55.1 million, consisting of net unrealized appreciation on our current portfolio of $5.4 million, unrealized appreciation of $2.4 million on the MVC credit support agreement with Barings and unrealized appreciation reclassification adjustments of $48.3 million related to the net realized losses on the sales / repayments of certain investments, net of unrealized depreciation of $0.4 million on the Sierra credit support agreement with Barings and net unrealized depreciation related to foreign currency transactions of $0.6 million. The net unrealized appreciation on our current portfolio of $5.4 million was driven primarily by credit or fundamental performance of investments of $2.5 million and the impact of foreign currency exchange rates on investments of $3.8 million partially offset by broad market moves for investments of $0.9 million.
During the six months ended June 30, 2023, we recorded net unrealized appreciation totaling $77.0 million, consisting of net unrealized appreciation on our current portfolio of $17.1 million, unrealized appreciation of $3.3 million on the MVC credit support agreement with Barings, unrealized appreciation of $4.3 million on the Sierra credit support agreement with Barings, net unrealized appreciation related to foreign currency transactions of $4.8 million and net unrealized appreciation reclassification adjustments of $47.6 million related to the net realized losses on the sales / repayments of certain investments, net of $0.1 million of deferred taxes. The net unrealized appreciation on our current portfolio of $17.1 million was driven primarily by broad market moves for investments of $3.0 million, credit or fundamental performance of investments of $3.4 million and the impact of foreign currency exchange rates on investments of $10.7 million.
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

Cash Flows
For the six months ended June 30, 2023, we experienced a net decrease in cash in the amount of $59.1 million. During that period, our operating activities used $27.2 million in cash, consisting primarily of purchases of portfolio investments of $255.7 million partially offset by proceeds from sales or repayments of portfolio investments totaling $188.4 million. In addition, our financing activities used net cash of $31.9 million, consisting of dividends paid in the amount of $53.6 million and share repurchases of $10.9 million, partially offset by net borrowings under the February 2019 Credit Facility of $35.0 million. As of June 30, 2023, we had $80.3 million of cash and foreign currencies on hand.
For the six months ended June 30, 2022, we experienced a net increase in cash in the amount of $113.5 million. During that period, our operating activities used $12.7 million in cash, consisting primarily of purchases of portfolio investments of $708.7 million, partially offset by net cash acquired from the acquisition of Sierra of $101.9 million and proceeds from sales or repayments of portfolio investments totaling $603.2 million. In addition, our financing activities provided net cash of $126.2 million, consisting of net borrowings under the February 2019 Credit Facility of $184.7 million, partially offset by dividends paid in the amount of $41.5 million and share repurchases of $15.1 million. As of June 30, 2022, we had $197.8 million of cash and foreign currencies on hand.
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility total $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility (the “April 2022 Amendment”). The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”).
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
In addition, we pay a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, we incurred financing fees of approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility. In connection with the February 2022 Amendment, the April 2022

Amendment and the May 2023 Amendment, we incurred financing fees of approximately $4.1 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
As of June 30, 2023, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $532.5 million outstanding under the February 2019 Credit Facility with an interest rate of 7.238% (one month SOFR of 5.138%), borrowings denominated in Swedish krona of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 5.563% (one month STIBOR of 3.563%), borrowings denominated in British pounds sterling of £68.6 million ($87.2 million U.S. dollars) with an interest rate of 6.461% (one month SONIA of 4.461%) and borrowings denominated in Euros of €138.6 million ($151.2 million U.S. dollars) with an interest rate of 5.313% (one month EURIBOR of 3.313%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2023, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $772.1 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of June 30, 2023, we were in compliance with all covenants under the August 2020 NPA.
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
As of June 30, 2023, the fair value of the outstanding August 2025 Notes was $46.3 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2023, we were in compliance with all covenants under the November 2020 NPA.
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
As of June 30, 2023, the fair value of the outstanding Series B Notes and the Series C Notes was $57.3 million and $98.7 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2023, we were in compliance with all covenants under the February 2021 NPA.
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
As of June 30, 2023, the fair value of the outstanding Series D Notes and the Series E Notes was $70.4 million and $58.7 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
November 2026 Notes
On November 23, 2021, we entered into an Indenture (the “Base Indenture”) and a First Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) with U.S. Bank Trust Company, National Association (the “Trustee”). The First Supplemental Indenture relates to our issuance of $350.0 million aggregate principal amount of its 3.300% notes due 2026 (the “November 2026 Notes”).
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
As of June 30, 2023, the fair value of the outstanding November 2026 Notes was $300.3 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
In connection with the completion of the Sierra Merger, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program occurred during the 12-month period commencing on April 1, 2022 and were made in accordance with a Rule 10b5-1 purchase plan that qualifies for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act, as well as subject to compliance with our covenant and regulatory requirements. During the year ended December 31, 2022, we repurchased the maximum amount of $30.0 million of common stock authorized under the Sierra share repurchase program. In total under the Sierra share repurchase program, we repurchased a total of 3,179,168 shares of common stock in the open market under the authorized program at an average price of $9.44 per share, including broker commissions.
On February 23, 2023, our Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by our Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the six months ended June 30, 2023, we repurchased a total of 1,400,000 shares of common stock in the open market under the authorized program at an average price of $7.75 per share, including brokerage commissions.
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
Recent Developments
Subsequent to June 30, 2023, we made approximately $35.7 million of new commitments, of which $23.6 million closed and funded. The $23.6 million of investments consists of $23.2 million of first lien senior secured debt investments and $0.4 million of equity investments. The weighted average yield of the debt investments was 11.6%. In addition, we funded $8.4 million of previously committed delayed draw term loans.
On August 9, 2023, the Board declared a quarterly distribution of $0.26 per share payable on September 13, 2023 to holders of record as of September 6, 2023.
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

As of June 30, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 208% of our total net assets, as compared to approximately 205% of our total net assets as of December 31, 2022.
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP (each as defined in Note 3 to our Unaudited Consolidated Financial Statements) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$1,749	$1,489	$3,420	$2,816
Management, valuation and other fees	601	633	1,194	47
Total Recurring Fee Income	2,350	2,122	4,614	2,863
Non-Recurring Fee Income:
Prepayment fees	329	133	329	133
Acceleration of unamortized loan origination fees	328	2,301	674	2,497
Advisory, loan amendment and other fees	1,294	516	1,984	775
Total Non-Recurring Fee Income	1,951	2,950	2,987	3,405
Total Fee Income	$4,301	$5,072	$7,601	$6,268
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2023 and December 31, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$634	$1,152
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	808	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,549	—
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,871	—
Americo Chemical Products, LLC(1)(2)	Revolver	471	—
Amtech LLC(1)	Delayed Draw Term Loan	764	1,527
Amtech LLC(1)	Revolver	682	545
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	375	366
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,215	2,543
Arc Education(1)(3)	Delayed Draw Term Loan	1,732	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	693	789
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	168
ASC Communications, LLC(1)	Revolver	1,089	1,089
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	602	876
ATL II MRO Holdings, Inc.(1)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,272	1,295
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(3)	Acquisition Facility	982	2,028
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,489	4,783
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	417	417
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(3)	Delayed Draw Term Loan	138	135
BrightSign LLC(1)(2)	Revolver	443	1,329
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	110
Catawba River Limited(1)(2)(4)	Structured Junior Note	12,998	12,635
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	925	1,028
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	78

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Comply365, LLC(1)	Revolver	1,100	935
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	429	419
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	150	142
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,287	1,368
DISA Holdings Corp.(1)	Revolver	429	416
DreamStart Bidco SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	579
Dune Group(1)(2)(3)	Delayed Draw Term Loan	638	624
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	5,164	5,164
Eclipse Business Capital, LLC(1)	Revolver	19,091	17,455
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	9,272	9,272
EMI Porta Holdco LLC(1)(2)	Revolver	1,026	1,471
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	257
eShipping, LLC(1)	Delayed Draw Term Loan	1,650	1,650
eShipping, LLC(1)	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,697	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	539	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	231	246
Faraday(1)(3)	Delayed Draw Term Loan	978	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	—	180
Finexvet(1)(2)(3)	Delayed Draw Term Loan	642	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	572	766
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	575	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	2,354
GB Eagle Buyer, Inc.(1)	Revolver	2,581	2,581
Global Academic Group Limited(1)(7)	Term Loan	437	451
GPNZ II GmbH(1)(2)(3)	CAF Term Loan	—	560
Greenhill II BV(1)(3)	Capex Acquisition Facility	119	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	219	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	307	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	—	267
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(3)	Delayed Draw Term Loan	568	555
HTI Technology & Industries(1)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)	Revolver	1,364	1,364
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	—	913
Innovad Group II BV(1)(3)	Delayed Draw Term Loan	262	1,261
INOS 19-090 GmbH(1)(3)	Acquisition Facility	2,432	2,380
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,331	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	57	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	761	744

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Revolver	1,232	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	1,396	1,441
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,830	2,830
Kemmerer Operations LLC(1)	Delayed Draw Term Loan	—	908
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	714	1,766
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
LeadsOnline, LLC(1)	Revolver	2,603	2,603
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	2,500
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	138	138
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	109	106
Marshall Excelsior Co.(1)(2)	Revolver	110	413
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	276	296
Mercell Holding AS(1)(8)	Capex Acquisition Facility	733	797
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	951	968
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	372	407
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,311	1,180
NeoxCo(1)(3)	Delayed Draw Term Loan	491	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	385	443
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	97	—
NF Holdco, LLC(1)(2)	Revolver	1,105	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	809	809
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	473	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	391	607
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,289
OSP Hamilton Purchaser, LLC(1)	Revolver	416	187
PDQ.Com Corporation(1)	Delayed Draw Term Loan	5,582	6,885
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(3)	Delayed Draw Term Loan	2,946	2,882
ProfitOptics, LLC(1)	Revolver	81	484
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	648	792
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	743	727
Qualified Industries, LLC(1)	Revolver	242	—
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623
R1 Holdings, LLC(1)	Revolver	1,947	1,601
RA Outdoors, LLC(1)(2)	Revolver	1,235	1,235
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	4,412	4,412
Randys Holdings, Inc.(1)(2)	Revolver	1,513	1,571
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	579	725
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	600

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Rhondda Financing No. 1 DAC(1)(4)	Structured Junior Note	19,786	—
Rocade Holdings LLC(1)(2)	Preferred Equity	30,000	—
Royal Buyer, LLC(1)	Revolver	1,340	1,340
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,684	2,209
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	1,905	2,381
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	732	1,751
SBP Holdings LP(1)	Delayed Draw Term Loan	1,469	—
SBP Holdings LP(1)	Revolver	1,065	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,011	2,270
Scout Bidco B.V.(1)(3)	Revolver	1,053	1,030
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,182	2,134
Security Holdings B.V.(1)(2)(3)	Revolver	1,091	1,067
Sereni Capital NV(1)(3)	Delayed Draw Term Loan	694	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	1,978
Smartling, Inc.(1)(2)	Revolver	1,176	1,176
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	—	38
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	1,192	3,383
Solo Buyer, L.P.(1)	Revolver	1,596	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	7,500	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	4,929	4,664
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933	1,933
Syntax Systems Ltd(1)(2)	Revolver	337	337
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	925	—
Tank Holding Corp(1)(2)	Revolver	218	698
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,150	1,088
Techone B.V.(1)(3)	Revolver	311	203
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	3,229	2,826
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	854	1,182
Trader Corporation(1)(6)	Revolver	353	345
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,350	1,350
Union Bidco Limited(1)(2)(4)	Acquisition Facility	83	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	675	1,170
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	473	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,629	3,629
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	—	2,622

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Waccamaw River(2)	Joint Venture	—	2,480
Whitcraft Holdings, Inc.(1)(2)	Revolver	1,886	—
Woodland Foods, Inc.(1)(2)	Line of Credit	1,296	456
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	3,106	3,106
WWEC Holdings III Corp(1)(2)	Revolver	1,739	1,366
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	3,286	3,109
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)	Revolver	845	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,660	2,516
Total unused commitments to extend financing		$338,322	$308,532
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both June 30, 2023 and December 31, 2022, we had guaranteed €9.9 million ($10.8 million U.S. dollars and $10.6 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto that mature in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2023, we were not a party to any interest rate hedging arrangements.

On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
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
As of the end of June 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.
The transition away from LIBOR and reform, modification, or adjustments of other reference rate benchmarks to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
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
As of June 30, 2023, approximately $1,925.2 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based or SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our June 30, 2023 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$57,755	$23,163	$34,592
Up 200 basis points	38,503	15,442	23,061
Up 100 basis points	19,252	7,721	11,531
Down 25 basis points	(4,813)	(1,930)	(2,883)
Down 50 basis points	(9,626)	(3,860)	(5,766)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of June 30, 2023, we had U.S. dollar borrowings of $532.5 million outstanding under the February 2019 Credit Facility with an interest rate of 7.238% (one month SOFR of 5.138%), borrowings denominated in Swedish krona of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 5.563% (one month STIBOR of 3.563%), borrowings denominated in British pounds sterling of £68.6 million ($87.2 million U.S. dollars) with an interest rate of 6.461%

(one month SONIA of 4.461%) and borrowings denominated in Euros of €138.6 million ($151.2 million U.S. dollars) with an interest rate of 5.313% (one month EURIBOR of 3.313%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to transact in our securities. The risks and uncertainties referenced herein are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
There have been no material changes during the three months ended June 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2023, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 89,865 shares of our common stock for an aggregate of $716,626 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on May 4, 2023.
On February 23, 2023, the Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the three months ended June 30, 2023, we repurchased a total of 1,400,000 shares of our common stock in the open market under the authorized program at an average price of $7.75 per share, including brokerage commissions.

The following chart summarizes repurchases of our common stock for the three months ended June 30, 2023:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
April 1 through April 30, 2023	—		$—	—	$—
May 1 through May 31, 2023	975,000		$7.68	975,000	$22,512
June 1 through June 30, 2023	514,865	(1)	$7.93	425,000	$19,142
(1)     Includes 89,865 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

10.1
Amendment No. 4 to Senior Secured Revolving Credit Agreement, dated as of May 9, 2023, by and among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2023 and incorporated herein by reference).

10.2
Third Amended and Restated Investment Advisory Agreement, dated June 24, 2023, by and between Barings BDC, Inc. and Barings LLC (Filed as Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 filed with the Securities and Exchange Commission on July 14, 2023 and incorporated herein by reference).

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

BARINGS BDC, INC.

Date:	August 9, 2023	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2023	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)