Form 10-Q
period 2023-09-30
Barings BDC, Inc.
filed 2023-11-09
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 9, 2023 was 106,516,166.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,122,125 and $2,191,345 as of September 30, 2023 and December 31, 2022, respectively)	$2,044,426	$2,052,614
Affiliate investments (cost of $352,301 and $275,482 as of September 30, 2023 and December 31, 2022, respectively)	382,346	289,993
Control investments (cost of $101,771 and $95,571 as of September 30, 2023 and December 31, 2022, respectively)	94,863	106,328
Total investments at fair value	2,521,635	2,448,935
Cash	33,118	96,160
Foreign currencies (cost of $16,908 and $42,627 as of September 30, 2023 and December 31, 2022, respectively)	16,640	43,255
Interest and fees receivable	47,268	42,738
Prepaid expenses and other assets	2,237	1,079
Credit support agreements (cost of $58,000 as of both September 30, 2023 and December 31, 2022, respectively)	54,200	53,086
Derivative assets	8,240	1,508
Deferred financing fees	4,411	3,224
Receivable from unsettled transactions	53,961	19,972
Total assets	$2,741,710	$2,709,957
Liabilities:
Accounts payable and accrued liabilities	$1,709	$971
Interest payable	11,358	7,635
Administrative fees payable	483	677
Base management fees payable	8,315	7,981
Incentive management fees payable	4,618	—
Derivative liabilities	266	16,677
Payable from unsettled transactions	424	35,565
Borrowings under credit facilities	796,126	729,144
Notes payable (net of deferred financing fees)	720,187	718,978
Total liabilities	1,543,486	1,517,628
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 106,516,166 and 107,916,166 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	107	108
Additional paid-in capital	1,845,122	1,855,975
Total distributable earnings (loss)	(647,005)	(663,754)
Total net assets	1,198,224	1,192,329
Total liabilities and net assets	$2,741,710	$2,709,957
Net asset value per share	$11.25	$11.05
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$54,365	$39,994	$160,094	$111,628
Affiliate investments	576	278	1,415	861
Control investments	464	367	1,210	1,003
Total interest income	55,405	40,639	162,719	113,492
Dividend income:
Non-Control / Non-Affiliate investments	897	1,113	2,555	1,299
Affiliate investments	7,618	6,792	24,084	21,545
Total dividend income	8,515	7,905	26,639	22,844
Fee and other income:
Non-Control / Non-Affiliate investments	2,544	4,249	9,858	11,396
Affiliate investments	88	29	291	68
Control investments	18	43	101	(875)
Total fee and other income	2,650	4,321	10,250	10,589
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,317	2,757	11,634	7,115
Affiliate investments	412	224	663	361
Control investments	250	286	746	1,064
Total payment-in-kind interest income	3,979	3,267	13,043	8,540
Interest income from cash	297	174	701	191
Total investment income	70,846	56,306	213,352	155,656
Operating expenses:
Interest and other financing fees	21,829	15,341	61,956	40,170
Base management fee (Note 2)	8,315	8,267	24,302	21,520
Incentive management fees (Note 2)	4,618	1,825	24,309	6,579
General and administrative expenses (Note 2)	2,363	2,961	7,546	8,686
Total operating expenses	37,125	28,394	118,113	76,955
Net investment income before taxes	33,721	27,912	95,239	78,701
Income taxes, including excise tax expense	412	—	807	6
Net investment income after taxes	33,309	27,912	94,432	78,695

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions, and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(16,696)	$(8,257)	(62,142)	(15,208)
Affiliate investments	—	—	—	101
Control investments	—	(773)	—	(1,587)
Net realized gains (losses) on investments	(16,696)	(9,030)	(62,142)	(16,694)
Distributions of realized gains by investment companies	—	6,181	—	6,181
Foreign currency transactions	(330)	245	3,743	(3,758)
Forward currency contracts	(234)	$10,466	(17,144)	$10,468
Net realized gains (losses)	(17,260)	7,862	(75,543)	(3,803)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	9,336	(29,481)	62,108	(123,498)
Affiliate investments	184	(320)	13,745	(759)
Control investments	(15,999)	(16,991)	(17,665)	14,704
Net unrealized appreciation (depreciation) on investments	(6,479)	(46,792)	58,188	(109,553)
Credit support agreements	(6,450)	3,440	1,114	(10,320)
Foreign currency transactions	7,560	13,777	(3,406)	37,325
Forward currency contracts	7,379	$3,454	23,143	$15,238
Net unrealized appreciation (depreciation)	2,010	(26,121)	79,039	(67,310)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(15,250)	(18,259)	3,496	(71,113)
Benefit from (provision for) income taxes	262	240	161	(1,650)
Net increase (decrease) in net assets resulting from operations	$18,321	$9,893	$98,089	$5,932
Net investment income per share—basic and diluted	$0.31	$0.26	$0.88	$0.78
Net increase (decrease) in net assets resulting from operations per share—basic and diluted	$0.17	$0.09	$0.91	$0.06
Dividends/distributions per share:
Total dividends/distributions per share	$0.26	$0.24	$0.76	$0.71
Weighted average shares outstanding—basic and diluted	106,516,166	109,272,489	107,266,074	100,993,581

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2022	Number of Shares	Par Value
Balance, June 30, 2022	109,785,892	$110	$1,584,076	$(331,311)	$1,252,875
Net investment income	—	—	—	27,912	27,912
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	7,862	7,862
Net unrealized depreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(26,121)	(26,121)
Benefit from taxes	—	—	—	240	240
Distributions of net investment income	—	—	—	(26,198)	(26,198)
Purchases of shares in repurchase plan	(903,787)	(1)	(8,508)	—	(8,509)
Balance, September 30, 2022	108,882,105	$109	$1,575,568	$(347,616)	$1,228,061

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2023	Number of Shares	Par Value
Balance, June 30, 2023	106,516,166	$107	$1,845,122	$(637,632)	$1,207,597
Net investment income	—	—	—	33,309	33,309
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(17,260)	(17,260)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	2,010	2,010
Benefit from taxes	—	—	—	262	262
Distributions of net investment income	—	—	—	(27,694)	(27,694)
Balance, September 30, 2023	106,516,166	$107	$1,845,122	$(647,005)	$1,198,224

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2022	Number of Shares	Par Value
Balance, December 31, 2021	65,316,085	$65	$1,027,687	$(285,821)	$741,931
Net investment income	—	—	—	78,695	78,695
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(3,803)	(3,803)
Net unrealized depreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(67,310)	(67,310)
Provision for taxes	—	—	—	(1,650)	(1,650)
Distributions of net investment income	—	—	—	(67,727)	(67,727)
Deemed contribution - CSA (See Note 2)	—	—	44,400	—	44,400
Deemed contribution - from Adviser (See Note 9)	—	—	27,729	—	27,729
Public offering of common stock	45,986,926	46	499,372	—	499,418
Purchases of shares in repurchase plan	(2,420,906)	(2)	(23,620)	—	(23,622)
Balance, September 30, 2022	108,882,105	$109	$1,575,568	$(347,616)	$1,228,061

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2023	Number of Shares	Par Value
Balance, December 31, 2022	107,916,166	$108	$1,855,975	$(663,754)	$1,192,329
Net investment income	—	—	—	94,432	94,432
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(75,543)	(75,543)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	79,039	79,039
Benefit from taxes	—	—	—	161	161
Distributions of net investment income	—	—	—	(81,340)	(81,340)
Purchases of shares in repurchase plan	(1,400,000)	(1)	(10,853)	—	(10,854)
Balance, September 30, 2023	106,516,166	$107	$1,845,122	$(647,005)	$1,198,224

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$98,089	$5,932
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(400,507)	(938,653)
Net cash acquired from mergers (cash consideration paid) (See Note 9)	—	101,896
Transaction costs from mergers (See Note 9)	—	(8,004)
Repayments received/sales of portfolio investments	273,550	900,343
Loan origination and other fees received	5,852	15,963
Net realized (gain) loss on investments	62,142	10,513
Net realized (gain) loss on foreign currency transactions	(3,743)	3,758
Net realized (gain) loss on forward currency contracts	17,144	(10,468)
Net unrealized (appreciation) depreciation on investments	(58,188)	109,553
Net unrealized (appreciation) depreciation of CSAs	(1,114)	10,320
Net unrealized (appreciation) depreciation on foreign currency transactions	3,406	(37,325)
Net unrealized (appreciation) depreciation on forward currency contracts	(23,143)	(15,238)
Payment-in-kind interest / dividends	(18,270)	(8,008)
Amortization of deferred financing fees	2,425	2,275
Accretion of loan origination and other fees	(6,042)	(8,579)
Amortization / accretion of purchased loan premium / discount	(1,124)	(1,556)
Payments for derivative contracts	(21,459)	(5,000)
Proceeds from derivative contracts	4,315	15,468
Changes in operating assets and liabilities:
Interest and fees receivable	(2,743)	(36,252)
Prepaid expenses and other assets	(641)	(3,325)
Accounts payable and accrued liabilities	4,264	2,047
Interest payable	3,727	4,021
Net cash provided by (used in) operating activities	(62,060)	109,681
Cash flows from financing activities:
Borrowings under credit facilities	67,000	184,657
Repayments of credit facilities	—	(148,061)
Financing fees paid	(2,403)	(1,857)
Purchases of shares in repurchase plan	(10,854)	(23,623)
Cash dividends / distributions paid	(81,340)	(67,727)
Net cash provided by (used in) financing activities	(27,597)	(56,611)
Net increase (decrease) in cash and foreign currencies	(89,657)	53,070
Cash and foreign currencies, beginning of period	139,415	84,253
Cash and foreign currencies, end of period	$49,758	$137,323
Supplemental Information:
Cash paid for interest	$54,858	$33,035
Excise taxes paid during the period	$1,012	$—
Supplemental non-cash information
Acquisitions (See Note 9):
Fair value of net assets acquired, net of cash	$—	$(435,811)
Transaction costs	—	2,556
Common stock issued in acquisition of net assets	—	499,418
Credit support agreement (See Note 2)	—	(44,400)
Deemed contribution - from Adviser	—	27,729
Deemed contributions - CSA	—	44,400
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.4% Cash	7/19	7/25	$16,141	$16,011	$15,859	1.3%	(7)(8)(13)
						16,141	16,011	15,859

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	9/29	12,500	12,500	11,850	1.0%	(3)(7)
						12,500	12,500	11,850

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	1/22	N/A		5,000	5,743	0.5%	(7)(30)
		Class B Convertible Preferred Equity (1,651 shares)	N/A	12/22	N/A		1,667	1,875	0.2%	(7)(30)
							6,667	7,618

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.6% Cash	8/21	8/27	2,500	2,454	2,428	0.2%	(3)(7)(8)(14)
						2,500	2,454	2,428

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	4/22	4/28	12,162	12,017	11,469	1.0%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.3% Cash	4/22	4/28	1,786	1,760	1,655	0.1%	(7)(8)(13)(31)
		Common Stock (437,623.30 shares)	N/A	4/22	N/A		438	384	—%	(7)(30)
						13,948	14,215	13,508

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	3/22	10/26	7,791	7,951	7,191	0.6%	(3)(7)(8)(10)
						7,791	7,951	7,191

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.5% Cash	8/21	10/27	6,116	5,875	5,199	0.4%	(3)(7)(8)(13)
						6,116	5,875	5,199

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	5/23	5/30	1,755	1,758	1,699	0.1%	(3)(7)(8)(10)(31)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.5% PIK	5/23	11/30	294	296	287	—%	(3)(7)(8)(10)
						2,049	2,054	1,986

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	739	0.1%	(7)(30)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	191	—%	(7)(30)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	—	—%	(7)(30)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	—	—%	(7)(30)
							363	930

Air Canada 2020-2 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	9.0% Cash	9/20	10/25	4,176	4,176	4,199	0.4%
						4,176	4,176	4,199

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	6/21	7/27	12,777	12,565	12,445	1.0%	(7)(8)(13)(31)
						12,777	12,565	12,445

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	4/21	4/29	6,460	6,350	6,305	0.5%	(7)(8)(12)
		Partnership Units (348.68 units)	N/A	4/21	N/A		349	538	—%	(7)(30)
						6,460	6,699	6,843

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	3/23	3/30	$3,260	$3,176	$3,149	0.3%	(3)(7)(8)(10)(31)
						3,260	3,176	3,149

Alpine SG, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	2/22	11/27	23,139	22,679	22,792	1.9%	(7)(8)(13)(29)
						23,139	22,679	22,792

Alpine US Bidco LLC	Agricultural Products	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	5/21	5/29	18,157	17,733	17,158	1.4%	(7)(8)(12)
						18,157	17,733	17,158

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	9/22	9/28	5,076	4,676	4,467	0.4%	(3)(7)
		Class B Common Stock (93,165,208 shares)	N/A	9/22	N/A		1,040	1,137	0.1%	(3)(7)(30)
		Warrants (380,385 units)	N/A	9/22	N/A		4	506	—%	(3)(7)(30)
						5,076	5,720	6,110

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	4/23	4/29	1,940	1,894	1,898	0.2%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	4/23	4/29	—	(11)	(10)	—%	(7)(8)(12)(31)
		Common Stock (88,110 shares)	N/A	4/23	N/A		88	85	—%	(7)(30)
						1,940	1,971	1,973

AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 9.98%	2/22	4/31	7,222	4,138	2,653	0.2%	(3)(29)
						7,222	4,138	2,653

AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 11.73%	2/22	10/31	2,000	1,736	1,337	0.1%	(3)(29)
						2,000	1,736	1,337

Amtech LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	11/21	11/27	3,014	2,961	2,980	0.2%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.4% Cash	11/21	11/27	205	195	198	—%	(7)(8)(13)(31)
						3,219	3,156	3,178

Anagram Holdings, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Bond	10.0% Cash, 5.0% PIK	8/20	8/25	15,580	15,026	14,801	1.2%
						15,580	15,026	14,801

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	11/21	10/28	3,093	3,179	3,029	0.3%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	4/22	10/28	5,698	5,761	5,579	0.5%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.6% Cash	1/23	10/28	1,624	1,583	1,624	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	6/22	10/28	1,019	1,018	997	0.1%	(3)(7)(8)(13)
		Revolver	EURIBOR + 6.00%, 9.6% Cash	4/22	10/23	—	—	(8)	—%	(3)(7)(8)(10)(31)
						11,434	11,541	11,221

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	SOFR + 7.25%	2/19	6/25	13,320	13,241	9,883	0.8%	(7)(8)(12)(27)
						13,320	13,241	9,883

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	7/22	7/29	2,435	2,311	2,395	0.2%	(3)(7)(8)(10)
						2,435	2,311	2,395

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.9% Cash	1/20	1/27	$1,779	$1,881	$1,779	0.1%	(3)(7)(8)(16)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	1/20	7/27	287	303	271	—%	(3)(7)
						2,066	2,184	2,050

Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 27.19%	2/22	10/30	18,358	5,878	7,353	0.6%	(3)(29)
						18,358	5,878	7,353

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.4% Cash	4/22	3/30	2,003	2,283	1,975	0.2%	(3)(7)(8)(18)
						2,003	2,283	1,975

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	9/21	9/27	2,404	2,611	2,022	0.2%	(3)(7)(8)(11)
		Preferred Stock (13 shares)	N/A	9/21	N/A		120	3	—%	(3)(7)(30)
		Common Stock (48 shares)	N/A	9/21	N/A		12	—	—%	(3)(7)(30)
						2,404	2,743	2,025

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	2/21	3/28	3,516	3,896	3,439	0.3%	(3)(7)(8)(16)
						3,516	3,896	3,439

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 13.0% Cash	3/21	3/29	20,000	19,607	19,660	1.6%	(7)(8)(13)
						20,000	19,607	19,660

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.0% Cash	12/21	12/28	6,153	6,477	5,673	0.5%	(3)(7)(8)(17)(31)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.9% PIK	12/21	12/28	1,636	1,734	1,520	0.1%	(3)(7)(8)(17)
						7,789	8,211	7,193

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.5% Cash	7/22	7/29	3,489	3,261	3,416	0.3%	(3)(7)(8)(10)(31)
						3,489	3,261	3,416

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	4/19	4/26	9,084	9,082	8,993	0.8%	(7)(8)(13)
						9,084	9,082	8,993

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	10/20	10/27	6,247	6,470	6,003	0.5%	(3)(7)(8)(10)
						6,247	6,470	6,003

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.3% PIK	7/22	7/29	132	128	125	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.6% Cash, 3.3% PIK	7/22	7/29	310	289	293	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	7/22	7/29	1,412	1,363	1,336	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 3.3% PIK	7/22	7/29	1,648	1,564	1,559	0.1%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	7/22	7/29	—	(12)	(28)	—%	(3)(7)(8)(16)(31)
		Second Lien Senior Secured Term Loan	10.5% PIK	7/22	7/29	712	687	667	0.1%	(3)(7)
		Preferred Stock (41,560 shares)	10.0% PIK	7/22	N/A		54	45	—%	(3)(7)
		Equity Loan Notes (41,560 units)	10.0% PIK	7/22	N/A		54	45	—%	(3)(7)
		Common Stock (464 shares)	N/A	7/22	N/A		1	—	—%	(3)(7)(30)
						4,214	4,128	4,042

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	6/19	6/24	$3,945	$3,928	$3,839	0.3%	(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	10/22	6/24	4,890	4,841	4,758	0.4%	(7)(8)(14)
						8,835	8,769	8,597

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	7/22	7/27	9,331	9,211	9,241	0.8%	(7)(8)(12)
		Revolver	SOFR + 4.75%, 10.2% Cash	7/22	7/27	—	(13)	(10)	—%	(7)(8)(12)(31)
		Class A Units (25,718.20 units)	N/A	7/22	N/A		539	697	0.1%	(7)
						9,331	9,737	9,928

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/21	11/28	2,303	2,428	2,272	0.2%	(3)(7)(8)(17)(31)
						2,303	2,428	2,272

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/22	11/28	8,271	8,086	8,271	0.7%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/22	11/28	—	(36)	—	—%	(7)(8)(13)(31)
						8,271	8,050	8,271

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 11.3% Cash	12/19	12/26	1,482	1,531	1,364	0.1%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.4% Cash	4/21	12/26	818	904	752	0.1%	(3)(7)(8)(17)
						2,300	2,435	2,116

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 9.4% Cash	11/21	11/27	2,279	2,430	2,068	0.2%	(3)(7)(8)(19)(31)
						2,279	2,430	2,068

Aviation Technical Services, Inc.	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 2.00%, 7.3% Cash, 6.5% PIK	2/22	3/25	29,457	28,114	28,956	2.4%	(7)(8)(12)(29)
						29,457	28,114	28,956

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	SOFR + 3.25%, 8.6% Cash, 0.3% PIK	8/18	3/25	4,787	4,571	4,601	0.4%	(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash, 1.0% PIK	8/18	10/26	746	710	722	0.1%	(8)(12)
		First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	6,084	6,013	6,243	0.5%
						11,617	11,294	11,566

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	4,842	4,763	4,800	0.4%	(7)(8)(13)(31)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(7)	(4)	—%	(7)(8)(13)(31)
		Subordinated Term Loan	12.0% PIK	11/21	5/28	1,564	1,544	1,510	0.1%	(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	227	—%	(7)(30)
						6,406	6,492	6,533

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	11/21	11/28	2,223	2,252	2,223	0.2%	(3)(7)(8)(11)(31)
						2,223	2,252	2,223

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.4% Cash	7/19	7/26	1,016	1,163	1,016	0.1%	(3)(7)(8)(23)
						1,016	1,163	1,016

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	2,532	2,509	2,498	0.2%	(7)(8)(13)(31)
						2,532	2,509	2,498

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	2/21	2/28	7,411	8,110	7,336	0.6%	(3)(7)(8)(11)
						7,411	8,110	7,336

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR +5.50%, 10.8% Cash	1/21	1/28	$2,532	$2,483	$2,401	0.2%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 11.1% Cash	1/21	1/28	819	895	776	0.1%	(3)(7)(8)(16)
						3,351	3,378	3,177

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.6% Cash, 2.5% PIK	12/22	12/29	2,367	2,414	2,298	0.2%	(3)(7)(8)(10)(31)
						2,367	2,414	2,298

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	8/21	8/27	1,878	1,814	1,671	0.1%	(7)(8)(13)(31)
						1,878	1,814	1,671

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	3/23	7/29	14,292	13,484	13,434	1.1%	(7)(8)(13)
						14,292	13,484	13,434

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	7/22	9/27	27,200	27,200	28,425	2.4%
		Preferred Stock- Series C (14,618 shares)	7.0% PIK	7/22	N/A		14,992	15,414	1.3%	(7)
						27,200	42,192	43,839

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	8/21	1/28	5,000	5,000	4,525	0.4%	(7)
						5,000	5,000	4,525

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	10/21	10/28	2,188	2,301	2,152	0.2%	(3)(7)(8)(10)(31)
						2,188	2,301	2,152

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	10/21	10/27	4,717	4,683	4,538	0.4%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.3% Cash	10/21	10/27	886	877	835	0.1%	(7)(8)(13)(31)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	930	0.1%	(7)(30)
						5,603	6,667	6,303

British Airways 2020-1 Class B Pass Through Trust	Structured Products	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	622	622	633	0.1%
						622	622	633

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.9% Cash	12/20	12/27	13,995	15,174	13,755	1.1%	(3)(7)(8)(17)
						13,995	15,174	13,755

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.6% Cash	2/22	12/28	2,806	2,786	2,512	0.2%	(8)(13)(29)
						2,806	2,786	2,512

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.2% Cash	10/18	10/25	6,281	6,264	6,155	0.5%	(7)(8)(13)
						6,281	6,264	6,155

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.3% Cash	7/22	7/30	4,545	4,383	4,550	0.4%	(7)(8)(12)
		LP Units (455 units)	N/A	7/22	N/A		455	498	—%	(7)(30)
						4,545	4,838	5,048

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.4% Cash	6/22	6/26	9,822	9,471	9,213	0.8%	(7)(8)(10)
						9,822	9,471	9,213

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	12/21	12/28	$4,971	$4,893	$4,638	0.4%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	7/22	12/28	1,367	1,345	1,275	0.1%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.9% Cash	12/21	12/28	—	(14)	(63)	—%	(7)(8)(13)(31)
						6,338	6,224	5,850

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CDOR + 3.5% PIK, 9.0% PIK	6/21	3/26	1,653	1,824	1,423	0.1%	(3)(7)(8)(22)
		Class A Equity (500,000 units)	N/A	5/22	N/A		389	—	—%	(3)(7)(30)
		Class C - Warrants (74,712.64 units)	N/A	5/22	N/A		—	—	—%	(3)(7)(30)
		Class X Equity (45,604 units)	N/A	5/22	N/A		35	35	—%	(3)(7)(30)
						1,653	2,248	1,458

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.6% Cash	4/22	4/27	4,318	4,270	4,210	0.4%	(3)(7)(8)(13)
		LLC Units (681,818 units)	N/A	4/22	N/A		682	644	0.1%	(3)(7)(30)
						4,318	4,952	4,854

Catawba River Limited	Finance Companies	Structured - Junior Note	N/A	10/22	10/28	5,336	4,974	3,390	0.3%	(3)(7)(31)
						5,336	4,974	3,390

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	5/20	4/27	3,063	2,919	3,057	0.3%	(3)(7)(8)(10)
						3,063	2,919	3,057

Ceres Pharma NV	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	10/21	10/28	3,278	3,274	3,206	0.3%	(3)(7)(8)(11)
						3,278	3,274	3,206

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	2/22	2/28	21,404	20,923	20,869	1.7%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/22	2/28	1,375	1,339	1,341	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.3% Cash	2/22	2/28	—	(25)	(41)	—%	(7)(8)(13)(31)
		Preferred Stock (657 shares)	N/A	2/22	N/A		722	1,164	0.1%	(7)(30)
						22,779	22,959	23,333

Cineworld Group PLC	Leisure Products	Warrants (553,375 units)	N/A	7/22	N/A		102	—	—%	(3)(7)(30)
							102	—

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	1/20	1/26	6,225	6,087	5,991	0.5%	(7)(8)(14)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	1/20	4/26	602	595	587	—%	(7)(8)(14)
						6,827	6,682	6,578

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	5/19	5/25	18,764	18,661	18,314	1.5%	(7)(8)(13)
						18,764	18,661	18,314

CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash, 0.3% PIK	1/20	1/25	4,132	4,108	3,727	0.3%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash, 0.3% PIK	1/20	1/27	673	659	659	0.1%	(7)(8)(12)
		Incremental Equity (3,853 units)	N/A	9/23	N/A		154	154	—%	(7)(30)
		LLC Units (8,782 units)	N/A	1/20	N/A		352	38	—%	(7)(30)
						4,805	5,273	4,578

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	$1,303	$1,280	$1,292	0.1%	(3)(7)(8)(13)
						1,303	1,280	1,292

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	4/20	4/27	13,500	13,255	13,345	1.1%	(7)(8)(12)
		Class B Partnership Units (33,324.69 units)	N/A	4/20	N/A		—	223	—%	(7)(30)
						13,500	13,255	13,568

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	4/22	4/28	638	628	619	0.1%	(7)
		LLC Units (46,085.6 units)	N/A	4/22	N/A		125	140	—%	(7)(30)
						638	753	759

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	4/22	4/28	13,262	13,051	13,126	1.1%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.3% Cash	4/22	4/28	—	(17)	(11)	—%	(7)(8)(13)(31)
						13,262	13,034	13,115

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	10/22	10/29	4,930	4,535	4,851	0.4%	(3)(7)(8)(10)
						4,930	4,535	4,851

Core Scientific, Inc.	Technology	Equipment Term Loan	9.8% Cash	3/22	3/25	30,635	29,619	22,976	1.9%	(7)(27)
		Common Stock (91,504 shares)	N/A	9/22	N/A		296	66	—%	(30)
						30,635	29,915	23,042

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.5% PIK	9/21	9/28	4,347	4,659	4,276	0.4%	(3)(7)(8)(11)(31)
		Class A Units (440 units)	N/A	9/21	N/A		205	201	—%	(3)(7)(30)
		Class B Units (191 units)	N/A	9/21	N/A		446	538	—%	(3)(7)(30)
						4,347	5,310	5,015

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.5% Cash	9/20	9/27	1,964	1,911	1,964	0.2%	(3)(7)(8)(15)(31)
						1,964	1,911	1,964

CT Technologies Intermediate Holdings, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.7% Cash	2/22	12/25	4,899	4,892	4,675	0.4%	(8)(12)(29)
						4,899	4,892	4,675

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	12/21	12/28	900	941	900	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	12/21	12/28	1,142	1,119	1,142	0.1%	(3)(7)(8)(13)
						2,042	2,060	2,042

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	1/21	1/27	2,768	2,730	2,761	0.2%	(7)(8)(12)
		LLC Units (161,290.32 units)	N/A	1/21	N/A		161	301	—%	(7)(30)
						2,768	2,891	3,062

DataOnline Corp.	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.1% Cash	2/22	11/25	14,438	14,437	14,293	1.2%	(7)(8)(13)(29)
		Revolver	SOFR + 5.50%, 11.1% Cash	2/22	11/25	2,143	2,143	2,121	0.2%	(7)(8)(13)(29)
						16,581	16,580	16,414

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	11/22	11/28	$1,904	$1,866	$1,874	0.2%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 11.4% Cash	11/22	11/28	—	(9)	(8)	—%	(7)(8)(13)(31)
		Partnership Units (96,153.85 units)	N/A	11/22	N/A		96	96	—%	(7)(30)
						1,904	1,953	1,962

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,151	1,130	1,122	0.1%	(7)(8)(12)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	—	(7)	(10)	—%	(7)(8)(12)(31)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	41	—%	(7)(30)
						1,151	1,178	1,153

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	9/28	5,743	5,559	5,743	0.5%	(7)(8)(12)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	9/28	64	53	64	—%	(7)(8)(12)(31)
						5,807	5,612	5,807

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	4/19	9/24	6,748	6,743	6,599	0.6%	(7)(8)(13)
						6,748	6,743	6,599

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	4/21	4/28	2,647	2,826	2,615	0.2%	(3)(7)(8)(11)
						2,647	2,826	2,615

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.5% Cash	3/20	3/27	2,252	2,321	2,252	0.2%	(3)(7)(8)(10)
						2,252	2,321	2,252

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 8.7%	2/22	4/34	3,620	2,138	1,672	0.1%	(3)(29)
						3,620	2,138	1,672

Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 4.8%	2/22	7/30	17,233	5,338	2,764	0.2%	(3)(29)
						17,233	5,338	2,764

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	9/21	9/28	122	115	98	—%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	9/21	9/28	1,434	1,418	1,370	0.1%	(3)(7)(8)(13)
						1,556	1,533	1,468

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.5% Cash	6/22	6/28	1,000	988	992	0.1%	(3)(7)(8)(13)
						1,000	988	992

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	7/21	7/27	9,634	9,413	9,457	0.8%	(7)(8)(13)(31)
						9,634	9,413	9,457

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.4% Cash	11/21	11/29	9,469	9,332	9,261	0.8%	(7)(8)(12)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	576	—%	(7)(30)
						9,469	9,863	9,837

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	3/23	5/28	776	754	757	0.1%	(7)
		Common Stock (163.83 shares)	N/A	3/23	N/A		231	264	—%	(7)(30)
						776	985	1,021

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.8% Cash	9/21	9/27	$4,900	$4,831	$4,572	0.4%	(7)(8)(13)
						4,900	4,831	4,572

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	12/21	12/27	12,566	12,243	10,623	0.9%	(7)(8)(14)(31)
		Revolver	SOFR + 5.75%, 11.5% Cash	12/21	12/27	2,260	2,219	1,996	0.2%	(7)(8)(14)(31)
						14,826	14,462	12,619

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	2/21	12/25	7,257	7,194	7,111	0.6%	(7)(8)(13)
						7,257	7,194	7,111

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	4/21	4/28	6,033	5,947	5,858	0.5%	(7)(8)(13)
						6,033	5,947	5,858

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/21	11/27	3,475	3,413	3,475	0.3%	(7)(8)(12)(31)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/21	11/27	—	(20)	—	—%	(7)(8)(12)(31)
						3,475	3,393	3,475

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.0% Cash, 2.8% PIK	12/22	12/29	1,492	1,386	1,126	0.1%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash, 2.8% PIK	12/22	12/29	783	763	721	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.5% Cash, 2.8% PIK	12/22	12/29	2,246	2,207	2,069	0.2%	(3)(7)(8)(16)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/29	583	568	531	—%	(3)(7)
						5,104	4,924	4,447

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	3/22	3/28	1,654	1,862	1,467	0.1%	(3)(7)(8)(20)(31)
		First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	3/22	9/24	21	21	19	—%	(3)(7)(8)(20)
						1,675	1,883	1,486

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	7/22	7/28	6,404	6,298	6,321	0.5%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 12.0% Cash	7/22	7/28	141	137	138	—%	(7)(8)(13)(31)
						6,545	6,435	6,459

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.3% Cash	8/20	8/27	1,886	2,069	1,849	0.2%	(3)(7)(8)(10)
						1,886	2,069	1,849

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	1/23	1/30	1,613	1,589	1,558	0.1%	(3)(7)(8)(10)(31)
						1,613	1,589	1,558

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	3/21	N/A		2,799	2,597	0.2%	(7)
							2,799	2,597

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	2/21	2/28	1,283	1,269	1,280	0.1%	(7)(8)(13)
						1,283	1,269	1,280

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.6% Cash	3/22	3/29	4,167	4,161	4,042	0.3%	(3)(7)(8)(11)(31)
						4,167	4,161	4,042

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (6,582.7 shares)	11.0% PIK	3/22	N/A		$8,338	$6,589	0.5%	(7)
							8,338	6,589

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.1% Cash	12/20	12/26	$4,183	4,135	4,147	0.3%	(7)(8)(13)
						4,183	4,135	4,147

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.8% Cash	5/22	5/30	13,692	13,454	13,555	1.1%	(7)(8)(13)
		LLC Units (966.99 units)	N/A	5/22	N/A		967	1,097	0.1%	(7)(30)
						13,692	14,421	14,652

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,856	13,522	1.1%
						16,000	14,856	13,522

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (2,828,286 shares)	N/A	8/22	N/A		2,828	3,026	0.3%	(3)(7)(30)
							2,828	3,026

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.9% Cash	4/22	4/29	1,781	1,847	1,726	0.1%	(3)(7)(8)(16)(31)
						1,781	1,847	1,726

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/22	2/26	2,272	2,230	2,262	0.2%	(7)(8)(13)(31)
						2,272	2,230	2,262

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	5/21	5/27	4,602	4,519	4,584	0.4%	(7)(8)(13)
		Partnership Units (937.5 units)	N/A	5/21	N/A		938	871	0.1%	(7)(30)
						4,602	5,457	5,455

Front Line Power Construction LLC	Construction Machinery	Super Senior Secured Term Loan	10.0% Cash	11/21	11/23	190	190	190	—%	(7)(31)
		First Lien Senior Secured Term Loan	SOFR + 12.50%, 18.1% Cash	11/21	11/28	4,391	4,095	4,339	0.4%	(7)(8)(13)
		Common Stock (20,000 shares)	N/A	11/21	N/A		370	3	—%	(30)
						4,581	4,655	4,532

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	8/21	8/28	4,801	4,730	4,772	0.4%	(7)(8)(13)
		LP Interest (1,160.9 units)	N/A	8/21	N/A		12	14	—%	(7)(30)
		LP Units (5,104.3 units)	N/A	8/21	N/A		51	63	—%	(7)(30)
						4,801	4,793	4,849

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/22	12/28	10,648	10,359	10,399	0.9%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 11.9% Cash	12/22	12/28	—	(67)	(60)	—%	(7)(8)(13)(31)
		Partnership Units (687 units)	N/A	12/22	N/A	—	687	633	0.1%	(7)(30)
						10,648	10,979	10,972

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.2% Cash	7/22	7/27	2,416	2,547	2,372	0.2%	(3)(7)(8)(19)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.7% Cash	7/22	7/27	4,147	4,222	4,065	0.3%	(3)(7)(8)(24)(31)
						6,563	6,769	6,437

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	6/22	6/29	456	445	325	—%	(3)(7)(8)(9)
		First Lien Senior Secured Term Loan	10.0% PIK	6/22	6/29	34	35	34	—%	(3)(7)(31)
		Common Stock (5,785 shares)	N/A	9/23	N/A		—	—	—%	(3)(7)(30)
						490	480	359

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.2% Cash	7/22	7/29	$871	$814	$854	0.1%	(3)(7)(8)(10)(31)
						871	814	854

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	10/22	10/29	1,057	1,005	1,039	0.1%	(3)(7)(8)(10)
						1,057	1,005	1,039

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.4% Cash	11/21	8/26	819	792	820	0.1%	(8)(12)
						819	792	820

Gusto Aus BidCo Pty Ltd.	Consumer Non-Cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.7% Cash	10/22	10/28	2,102	2,023	2,054	0.2%	(3)(7)(8)(19)(31)
						2,102	2,023	2,054

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.9% Cash	9/22	9/28	604	580	585	—%	(3)(7)(8)(19)(31)
						604	580	585

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	12,192	11,999	10,681	0.9%	(7)
						12,192	11,999	10,681

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	8/19	8/25	13,791	13,743	13,680	1.1%	(7)(8)(12)
						13,791	13,743	13,680

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/21	11/27	7,313	7,206	7,313	0.6%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/21	11/27	—	(36)	—	—%	(7)(8)(12)(31)
						7,313	7,170	7,313

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	9/19	9/26	3,207	3,676	3,078	0.3%	(3)(7)(8)(11)
						3,207	3,676	3,078

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	10/22	10/29	4,959	4,474	4,860	0.4%	(3)(7)(8)(10)(31)
						4,959	4,474	4,860

HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	8/23	8/29	7,571	7,384	7,382	0.6%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 11.4% Cash	8/23	8/29	—	(44)	(45)	—%	(7)(8)(13)(31)
		Common Stock (101,080 shares)	N/A	8/23	N/A		101	101	—%	(7)(30)
						7,571	7,441	7,438

Holland Acquisition Corp.	Energy: Oil & Gas	First Lien Senior Secured Term Loan	SOFR + 9.00%	2/22	5/24	3,754	—	—	—%	(7)(8)(14)(27)(29)
						3,754	—	—

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	3/21	3/27	3,757	3,710	3,441	0.3%	(7)(8)(13)
						3,757	3,710	3,441

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 4.85%, 10.4% Cash	4/22	11/28	6,667	6,505	6,407	0.5%	(3)(7)(8)(14)
						6,667	6,505	6,407

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 14.0% Cash	7/22	7/25	11,475	11,347	11,475	1.0%	(7)(8)(13)(31)
		Revolver	SOFR + 8.50%, 14.0% Cash	7/22	7/25	—	(12)	—	—%	(7)(8)(13)(31)
						11,475	11,335	11,475

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/18	12/24	11,197	11,116	10,906	0.9%	(7)(8)(13)
						11,197	11,116	10,906

Hygie 31 Holding	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.4% Cash	9/22	9/29	1,694	1,502	1,663	0.1%	(3)(7)(8)(11)
						1,694	1,502	1,663

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
IM Analytics Holding, LLC (d/b/a NVT)	Electronic Instruments & Components	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.1% Cash	11/19	11/23	$3,379	$3,378	$3,328	0.3%	(7)(8)(14)
		Warrants (68,950 units)	N/A	11/19	11/26		—	—	—%	(7)(30)
						3,379	3,378	3,328

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.5% Cash	5/21	4/28	2,647	2,945	2,594	0.2%	(3)(7)(8)(10)
						2,647	2,945	2,594

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	11/21	11/28	2,782	2,909	2,753	0.2%	(3)(7)(8)(11)
						2,782	2,909	2,753

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	4/21	4/28	6,272	6,829	5,912	0.5%	(3)(7)(8)(11)(31)
		First Lien Senior Secured Term Loan	SARON + 6.50%, 8.2% Cash	5/23	4/28	1,002	1,019	947	0.1%	(3)(7)(8)(25)
						7,274	7,848	6,859

Innovative XCessories & Services, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.9% Cash	2/22	3/27	2,900	2,847	2,353	0.2%	(8)(14)(29)
						2,900	2,847	2,353

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.3% Cash	12/20	12/27	5,474	6,122	5,474	0.5%	(3)(7)(8)(10)(31)
						5,474	6,122	5,474

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	8/22	8/29	1,472	1,429	1,450	0.1%	(3)(7)(8)(10)(31)
						1,472	1,429	1,450

Iqor US Inc.	Services: Business	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	2/22	11/24	2,669	2,697	2,624	0.2%	(8)(12)(29)
						2,669	2,697	2,624

Isagenix International, LLC	Wholesale	First Lien Senior Secured Term Loan	SOFR + 5.60%, 10.6% Cash	4/23	4/28	818	515	707	0.1%	(8)(13)(29)
		Common Stock (58,538 shares)	N/A	4/23	N/A		—	—	—%	(7)(30)
						818	515	707

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	10/22	10/29	4,546	4,057	4,458	0.4%	(3)(7)(8)(10)(31)
						4,546	4,057	4,458

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/21	12/27	13,076	12,729	12,842	1.1%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 11.9% Cash	12/21	12/27	50	18	29	—%	(7)(8)(13)(31)
		Common Stock (7,500.4 shares)	N/A	1/22	N/A		750	772	0.1%	(7)(30)
						13,126	13,497	13,643

Ivanti Software, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.8% Cash	2/22	12/28	6,000	5,989	4,270	0.4%	(8)(13)(29)
						6,000	5,989	4,270

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	11/19	2/29	1,139	1,150	1,125	0.1%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	11/19	2/29	6,714	6,592	6,634	0.6%	(3)(7)(8)(14)
						7,853	7,742	7,759

JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	8/20	11/27	3,330	3,330	3,367	0.3%
						3,330	3,330	3,367

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	5/21	7/24	3,798	3,734	3,729	0.3%	(7)(8)(13)
						3,798	3,734	3,729

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.3% Cash	3/22	3/27	$3,702	$4,127	$3,637	0.3%	(3)(7)(8)(24)(31)
						3,702	4,127	3,637

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	2/22	2/28	2,785	2,742	2,715	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	3/23	2/28	696	677	679	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.8% Cash	2/22	2/28	—	(6)	(10)	—%	(7)(8)(13)(31)
		LLC Units (1,018 units)	N/A	2/22	N/A		107	221	—%	(7)
						3,481	3,520	3,605

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	11/20	11/26	5,608	5,513	5,545	0.5%	(7)(8)(13)(31)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	226	—%	(7)(30)
						5,608	5,716	5,771

Kene Acquisition, Inc. (En Engineering)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.6% Cash	8/19	8/26	7,095	7,031	7,031	0.6%	(7)(8)(13)
						7,095	7,031	7,031

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	10/21	10/27	9,162	9,031	9,101	0.8%	(7)(8)(13)
		LLC Units (637,677.11 units)	N/A	10/21	N/A		638	658	0.1%	(7)(30)
						9,162	9,669	9,759

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/20	12/27	8,643	8,520	8,626	0.7%	(7)(8)(13)
						8,643	8,520	8,626

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	12/21	12/28	1,904	1,959	1,737	0.1%	(3)(7)(8)(10)(31)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	6/29	1,575	1,629	1,386	0.1%	(3)(7)
						3,479	3,588	3,123

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	5/22	5/29	709	690	655	0.1%	(3)(7)(8)(14)(31)
		Revolver	SOFR + 5.75%, 10.6% Cash	5/22	11/28	18	17	16	—%	(3)(7)(8)(14)(31)
						727	707	671

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	2/22	2/28	10,200	10,064	9,945	0.8%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.1% Cash	2/22	2/28	—	(33)	(65)	—%	(7)(8)(13)(31)
		LLC Units (81,664.10 units)	N/A	2/22	N/A		85	184	—%	(7)
						10,200	10,116	10,064

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	8/20	6/28	5,532	5,532	5,352	0.4%	(8)(12)
		Common Stock (94,441 shares)	N/A	8/20	N/A		3,105	3,589	0.3%	(7)(30)
						5,532	8,637	8,941

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	3/23	12,319	10,129	—	—%	(7)(27)(28)
						12,319	10,129	—

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 9.8% Cash	4/22	4/25	20,000	19,897	19,960	1.7%	(7)(8)(13)
						20,000	19,897	19,960

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lifestyle Intermediate II, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	2/22	1/26	$3,006	$3,006	$2,795	0.2%	(7)(8)(13)(29)
		Revolver	SOFR + 7.00%, 12.5% Cash	2/22	1/26	—	—	(175)	—%	(7)(8)(13)(29)(31)
						3,006	3,006	2,620

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	1/21	12/25	862	858	859	0.1%	(7)(8)(13)
						862	858	859

LogMeIn, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	2/22	8/27	1,945	1,927	1,282	0.1%	(8)(12)(29)
						1,945	1,927	1,282

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	4/22	9/27	8,102	7,977	6,328	0.5%	(7)(8)(12)
						8,102	7,977	6,328

Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes	SOFR + 9.03%, 14.3% Cash	2/22	4/34	5,250	5,107	4,987	0.4%	(3)(13)(29)
		Subordinated Structured Notes	Residual Interest, current yield 15.90%	2/22	4/34	13,730	9,184	9,283	0.8%	(3)(29)
						18,980	14,291	14,270

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.9% Cash, 6.8% PIK	12/21	12/28	2,234	2,298	1,913	0.2%	(3)(7)(8)(10)(31)
		Revolver	EURIBOR, 3.2% Cash, 5.8% PIK	12/21	12/28	46	44	25	—%	(3)(7)(8)(10)(31)
						2,280	2,342	1,938

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	2/22	2/28	10,863	10,726	10,591	0.9%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 11.0% Cash	2/22	2/28	1,654	1,619	1,599	0.1%	(7)(8)(13)(31)
						12,517	12,345	12,190

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	7/21	6/27	4,159	4,096	4,135	0.3%	(7)(8)(13)(31)
		Partnership Units (746.66 units)	N/A	6/21	N/A		747	829	0.1%	(7)(30)
						4,159	4,843	4,964

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	11/19	11/25	2,881	2,858	2,826	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/20	11/25	3,928	4,240	3,853	0.3%	(7)(8)(16)
						6,809	7,098	6,679

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	2/22	10/27	9,093	9,836	8,075	0.7%	(3)(8)(17)
						9,093	9,836	8,075

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	11/21	11/29	4,421	4,385	3,946	0.3%	(8)(13)
						4,421	4,385	3,946

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.0% Cash	8/22	8/29	2,951	3,135	2,895	0.2%	(3)(7)(8)(26)(31)
		Class A Units (114.4 units)	N/A	8/22	N/A		111	119	—%	(3)(7)(30)
		Class B Units (28,943.8 units)	N/A	8/22	N/A		—	48	—%	(3)(7)(30)
						2,951	3,246	3,062

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	8/21	8/27	907	894	904	0.1%	(7)(8)(12)
		Partnership Units (76,923 units)	N/A	8/21	N/A		77	72	—%	(7)(30)
						907	971	976

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.5%, 9.6% Cash	12/20	12/26	$7,429	$8,356	$7,211	0.6%	(3)(7)(8)(18)(31)
						7,429	8,356	7,211

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.7% Cash	7/23	7/30	1,813	1,874	1,743	0.1%	(3)(7)(8)(16)(31)
		Common Stock (107,714 shares)	N/A	7/23	N/A		137	131	—%	(3)(7)(30)
						1,813	2,011	1,874

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.2% Cash	11/20	11/27	1,242	1,320	1,233	0.1%	(3)(7)(8)(17)(31)
						1,242	1,320	1,233

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	8/20	8/26	6,923	6,831	6,872	0.6%	(7)(8)(13)
						6,923	6,831	6,872

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.0% Cash	3/22	3/28	17,958	19,593	16,772	1.4%	(3)(7)(8)(20)
						17,958	19,593	16,772

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/21	12/27	5,609	5,536	5,568	0.5%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.5% Cash	12/21	12/27	—	(16)	(10)	—%	(7)(8)(13)(31)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	525	—%	(7)(30)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	123	—%	(7)(30)
						5,609	6,030	6,206

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	2/21	2/27	2,673	2,649	2,640	0.2%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 2.25%, 7.6% Cash, 3.0% PIK	11/22	2/27	3,000	2,939	2,947	0.2%	(7)(8)(12)
						5,673	5,588	5,587

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	9/23	9/29	15,152	14,587	14,583	1.2%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 11.2% Cash	9/23	9/29	—	(47)	(47)	—%	(7)(8)(13)(31)
		Equity Co Invest (472,512 units)	N/A	9/23	N/A		473	473	—%	(7)(30)
						15,152	15,013	15,009

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	1/23	1/30	2,055	2,039	1,997	0.2%	(3)(7)(8)(11)(31)
						2,055	2,039	1,997

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	10/21	10/28	126	126	126	—%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	10/21	10/28	1,642	1,772	1,642	0.1%	(3)(7)(8)(17)(31)
		Revolver	SONIA + 5.00%, 9.2% Cash	10/21	4/24	94	99	93	—%	(3)(7)(8)(17)(31)
						1,862	1,997	1,861

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9%	3/23	3/29	6,379	6,199	6,220	0.5%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 11.9%	3/23	3/29	442	412	414	—%	(7)(8)(13)(31)
		LP Units (639,510 units)	N/A	3/23	N/A		659	659	0.1%	(7)(30)
						6,821	7,270	7,293

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions)	Energy Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.4% Cash	10/18	10/25	4,667	4,659	4,666	0.4%	(7)(8)(12)
						4,667	4,659	4,666

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	10/21	9/27	$2,456	$2,422	$2,437	0.2%	(7)(8)(13)
						2,456	2,422	2,437

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	1/22	1/28	4,021	3,939	3,975	0.3%	(3)(7)(8)(14)(31)
						4,021	3,939	3,975

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	9/22	10/29	2,126	1,910	2,079	0.2%	(3)(7)(8)(10)(31)
						2,126	1,910	2,079

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	5,557	5,468	5,498	0.5%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	12/21	12/28	—	(20)	(14)	—%	(7)(8)(12)(31)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	297	—%	(7)(30)
						5,557	5,659	5,781

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	3/22	3/29	3,594	3,537	3,360	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.3% Cash	3/22	3/28	—	(21)	(89)	—%	(7)(8)(13)(31)
						3,594	3,516	3,271

Ocular Therapeutix, Inc.	Pharma-ceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	8/23	7/29	3,930	3,814	3,812	0.3%	(8)(12)
						3,930	3,814	3,812

Offen Inc.	Transportation: Cargo	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	2/22	6/26	3,731	3,694	3,694	0.3%	(7)(14)(29)
						3,731	3,694	3,694

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	6/21	6/28	3,353	3,681	3,313	0.3%	(3)(7)(8)(10)
						3,353	3,681	3,313

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/20	12/26	8,364	8,331	8,318	0.7%	(7)(8)(13)
						8,364	8,331	8,318

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	12/19	12/25	2,273	2,254	2,256	0.2%	(3)(7)(8)(13)
						2,273	2,254	2,256

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.2% Cash	6/21	5/28	2,794	3,160	2,794	0.2%	(3)(7)(8)(17)
						2,794	3,160	2,794

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	6/21	6/28	351	396	349	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.8% Cash	6/21	6/28	597	585	593	—%	(3)(7)(8)(13)
						948	981	942

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/21	12/27	2,241	2,207	2,204	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/22	12/27	2,257	2,198	2,220	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	3/23	12/27	4,689	4,561	4,612	0.4%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 11.5% Cash	12/21	12/27	—	(10)	(5)	—%	(7)(8)(13)(31)
		LP Units (347,497 units)	N/A	7/22	N/A		351	554	—%	(7)(30)
						9,187	9,307	9,585

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	7/22	7/29	4,355	3,956	4,115	0.3%	(7)
						4,355	3,956	4,115

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	12/19	12/26	$2,720	$2,835	$2,665	0.2%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	11/22	10/26	1,500	1,500	1,470	0.1%	(3)(7)(8)(13)
						4,220	4,335	4,135

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	2/20	2/27	2,457	2,497	2,351	0.2%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	2/20	2/27	3,088	3,050	2,955	0.2%	(3)(7)(8)(13)
						5,545	5,547	5,306

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	8/21	8/27	9,595	9,384	9,595	0.8%	(7)(8)(13)(31)
		Class A-2 Partnership Units (28.8 units)	N/A	8/21	8/27		29	56	—%	(7)(30)
						9,595	9,413	9,651

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	5/22	5/27	182	182	166	—%	(3)(7)
		Structured Secured Note - Class B	5.4% Cash	5/22	5/27	182	182	167	—%	(3)(7)
		Structured Secured Note - Class C	5.9% Cash	5/22	5/27	182	182	163	—%	(3)(7)
		Structured Secured Note - Class D	8.5% Cash	5/22	5/27	181	181	160	—%	(3)(7)
		Structured Secured Note - Class E	11.4% Cash	5/22	5/27	9,273	9,273	8,288	0.7%	(3)(7)
						10,000	10,000	8,944

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.4% Cash	12/21	7/29	2,644	2,697	2,585	0.2%	(3)(7)(8)(19)
						2,644	2,697	2,585

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	12/21	12/27	1,221	1,203	1,207	0.1%	(7)(8)(13)
		Revolver	SOFR + 4.75%, 10.3% Cash	12/21	12/27	—	(8)	(6)	—%	(7)(8)(13)(31)
		Partnership Units (7,409 units)	N/A	12/21	N/A		741	1,203	0.1%	(7)(30)
						1,221	1,936	2,404

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash, 4.0% PIK	12/21	6/26	50,825	49,898	49,900	4.2%	(7)(8)(13)
		Warrants - Class A (2.55830 units)	N/A	12/21	N/A		—	514	—%	(7)(30)
		Warrants - Class B (0.86340 units)	N/A	12/21	N/A		—	173	—%	(7)(30)
		Warrants - Class CC (0.08870 units)	N/A	12/21	N/A		—	—	—%	(7)(30)
		Warrants - Class D (0.24710 units)	N/A	12/21	N/A		—	50	—%	(7)(30)
						50,825	49,898	50,637

Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	2/22	8/24	990	990	929	0.1%	(7)(8)(12)(29)
		Common Stock (10,000 shares)	N/A	2/22	N/A		—	—	—%	(7)(30)
						990	990	929

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.5% Cash	12/20	12/26	12,611	12,462	12,509	1.0%	(7)(8)(13)
						12,611	12,462	12,509

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	6/21	6/28	5,611	5,829	5,611	0.5%	(3)(7)(8)(11)(31)
						5,611	5,829	5,611

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.0% Cash	8/21	7/28	2,789	2,727	2,739	0.2%	(3)(7)(8)(14)
						2,789	2,727	2,739

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.0% Cash	3/19	3/25	$5,506	$5,495	$5,302	0.4%	(7)(8)(13)
						5,506	5,495	5,302

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	7/23	7/29	5,330	5,180	5,174	0.4%	(7)(8)(13)(31)
		Revolver	SOFR + 6.25%, 11.6% Cash	7/23	7/29	—	(25)	(25)	—%	(7)(8)(13)(31)
		Common Stock (281 shares)	N/A	7/23	N/A		281	281	—%	(7)(30)
						5,330	5,436	5,430

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	3/19	10/24	1,803	1,803	1,775	0.1%	(7)(8)(13)
						1,803	1,803	1,775

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	3/22	3/28	1,639	1,614	1,621	0.1%	(7)(8)(14)
		Revolver	SOFR + 5.75%, 11.5% Cash	3/22	3/28	194	186	188	—%	(7)(8)(14)(31)
		Senior Subordinated Term Loan	8.0% Cash	3/22	3/29	81	81	72	—%	(7)
		LLC Units (241,935.48 units)	N/A	3/22	N/A		161	182	—%	(7)(30)
						1,914	2,042	2,063

Proppants Holding, LLC	Energy: Oil & Gas	LLC Units (1,668,106 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							—	—

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.8% Cash	3/21	3/28	1,598	1,737	1,531	0.1%	(3)(7)(8)(11)(31)
		Revolver	EURIBOR + 6.50%, 10.5% Cash	3/21	3/27	2,074	2,281	1,987	0.2%	(3)(7)(8)(11)
						3,672	4,018	3,518

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	5/22	5/29	865	829	740	0.1%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	5/22	5/29	866	846	797	0.1%	(3)(7)(8)(12)
						1,731	1,675	1,537

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.6% Cash	9/21	9/26	1,780	1,969	1,736	0.1%	(3)(7)(8)(18)
						1,780	1,969	1,736

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	3/23	3/29	603	586	588	—%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	3/23	3/29	—	(7)	(6)	—%	(7)(8)(13)(31)
		Preferred Stock (148 shares)	N/A	3/23	N/A		144	156	—%	(7)(30)
		Common Stock (303,030 shares)	N/A	3/23	N/A		3	49	—%	(7)(30)
						603	726	787

Questel Unite	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.8% Cash	12/20	12/27	6,934	6,867	6,768	0.6%	(3)(7)(8)(13)
						6,934	6,867	6,768

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	6,051	5,815	5,988	0.5%	(7)(8)(14)(31)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	126	63	110	—%	(7)(8)(14)(31)
						6,177	5,878	6,098

RA Outdoors, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.0% Cash	2/22	4/26	12,917	12,658	12,723	1.1%	(7)(8)(13)(29)
		Revolver	SOFR + 6.75%, 12.0% Cash	2/22	4/26	488	488	469	—%	(7)(8)(13)(29)(31)
						13,405	13,146	13,192

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	11/22	11/28	$13,138	$12,716	$12,772	1.1%	(7)(8)(13)(31)
		Revolver	SOFR + 6.50%, 11.8% Cash	11/22	11/28	538	491	500	—%	(7)(8)(13)(31)
		Partnership Units (5,333 units)	N/A	11/22	N/A		533	566	—%	(7)(30)
						13,676	13,740	13,838

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	8/20	7/26	11,442	11,320	11,442	1.0%	(7)(8)(13)
		Partnership Equity (187,235 units)	N/A	3/21	N/A		187	125	—%	(7)(30)
						11,442	11,507	11,567

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/21	11/27	4,769	4,684	4,173	0.3%	(7)(8)(13)
		Partnership Equity (197,368.42 units)	N/A	11/21	N/A		197	65	—%	(7)(30)
						4,769	4,881	4,238

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	6/22	12/26	9,433	9,229	9,323	0.8%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.5% Cash	12/20	12/26	2,010	1,982	1,987	0.2%	(7)(8)(14)
						11,443	11,211	11,310

Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.6% Cash	2/22	4/25	5,081	5,107	2,032	0.2%	(7)(8)(13)(29)
						5,081	5,107	2,032

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.7% Cash	4/21	4/29	4,011	3,948	3,886	0.3%	(7)(8)(13)
						4,011	3,948	3,886

Rhondda Financing No. 1 DAC	Finance Companies	Structured - Junior Note	N/A	1/23	1/33	21,718	22,283	20,129	1.7%	(3)(7)(31)
						21,718	22,283	20,129

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	12/21	12/28	2,196	2,254	2,035	0.2%	(3)(7)(8)(10)
						2,196	2,254	2,035

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 7.75%, 13.1% Cash	9/23	9/29	6,620	6,423	6,422	0.5%	(7)(8)(12)
		Revolver	SOFR + 7.75%, 13.1% Cash	9/23	9/29	—	(33)	(33)	—%	(7)(8)(12)(31)
		LLC Units (233,871 units)	N/A	9/23	N/A		1,252	1,251	0.1%	(7)(30)
						6,620	7,642	7,640

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	8/22	8/28	6,841	6,703	6,737	0.6%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 10.9% Cash	8/22	8/28	408	378	387	—%	(7)(8)(13)(31)
						7,249	7,081	7,124

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/20	10/25	6,759	6,678	6,708	0.6%	(7)(8)(13)
						6,759	6,678	6,708

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	SOFR + 7.75%, 13.0% Cash	2/22	9/25	$9,011	$9,011	$8,695	0.7%	(7)(8)(13)(29)
		Revolver	SOFR + 7.75%, 13.0% Cash	2/22	9/25	2,063	2,063	1,925	0.2%	(7)(8)(13)(29)(31)
		Class A Preferred Stock (145.347 shares)	N/A	2/22	N/A		4	—	—%	(7)(29)(30)
		Class B Preferred Stock (145.347 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
		Class C Preferred Stock (7,844.03 shares)	N/A	2/22	N/A		450	38	—%	(7)(29)(30)
		Common Stock (153 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
						11,074	11,528	10,658

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	SOFR + 3.00%, 8.4% Cash, 4.0% PIK	1/19	7/25	9,490	9,490	9,111	0.8%	(7)(8)(13)
						9,490	9,490	9,111

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	12/20	12/26	11,858	11,703	11,443	1.0%	(7)(8)(13)
		Preferred Stock (378.7 shares)	N/A	12/20	N/A		379	445	—%	(7)(30)
						11,858	12,082	11,888

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	6/22	7/29	2,422	2,212	2,298	0.2%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SARON + 5.25%, 7.0% Cash	6/22	7/29	3,198	3,063	3,099	0.3%	(3)(7)(8)(25)
						5,620	5,275	5,397

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	3/23	3/28	13,085	12,640	12,682	1.1%	(7)(8)(13)(31)
		Revolver	SOFR + 6.75%, 12.1% Cash	3/23	3/28	—	(34)	(30)	—%	(7)(8)(13)(31)
						13,085	12,606	12,652

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	12/21	12/28	1,806	1,780	1,764	0.1%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 11.0% Cash	12/21	12/28	—	(5)	(7)	—%	(7)(8)(13)(31)
						1,806	1,775	1,757

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	5/22	5/29	3,383	3,348	3,271	0.3%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	8/23	5/29	443	443	428	—%	(3)(7)(8)(13)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	5/22	5/29	—	(21)	(34)	—%	(3)(7)(8)(10)(31)
						3,826	3,770	3,665

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	5/22	5/29	486	480	474	—%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.3% Cash	5/22	5/29	463	441	452	—%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.6% Cash	5/22	5/29	885	870	849	0.1%	(3)(7)(8)(11)(31)
						1,834	1,791	1,775

Serta Simmons Bedding LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	6/23	6/28	34	29	34	—%	(8)(13)
		Common Stock (109,127 shares)	N/A	6/23	N/A		1,630	1,519	0.1%	(7)(30)
						34	1,659	1,553

Shelf Bidco Ltd.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	1/30	34,800	33,800	33,836	2.8%	(3)(7)(8)(13)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	1,140	0.1%	(3)(7)(30)
						34,800	35,000	34,976

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	7/23	7/30	$1,728	$1,727	$1,663	0.1%	(3)(7)(8)(11)(31)
						1,728	1,727	1,663

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	12/20	12/26	6,885	6,805	6,837	0.6%	(7)(8)(12)
						6,885	6,805	6,837

SMART Financial Operations, LLC	Banking, Finance, Insurance & Real Estate	Preferred Stock (1,000,000 shares)	N/A	2/22	N/A		—	1,400	0.1%	(7)(29)(30)
							—	1,400

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/21	11/27	15,571	15,346	15,458	1.3%	(7)(8)(12)
		Revolver	SOFR + 5.75%, 11.2% Cash	11/21	11/27	—	(16)	(9)	—%	(7)(8)(12)(31)
						15,571	15,330	15,449

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	9/23	9/29	9,633	9,313	9,306	0.8%	(7)(8)(13)(31)
		Revolver	SOFR + 6.25%, 11.7% Cash	9/23	9/29	—	(41)	(41)	—%	(7)(8)(13)(31)
		Common Stock (275 shares)	N/A	9/23	N/A		275	275	—%	(7)(30)
						9,633	9,547	9,540

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	10/18	10/25	4,513	4,504	4,138	0.3%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	12/20	10/25	611	607	560	—%	(7)(8)(13)
						5,124	5,111	4,698

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/20	12/26	11,129	10,999	10,996	0.9%	(7)(8)(13)
						11,129	10,999	10,996

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	4,308	4,109	4,297	0.4%	(3)(7)(31)
						4,308	4,109	4,297

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/22	12/29	15,528	15,172	15,094	1.3%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/22	12/28	399	356	343	—%	(7)(8)(13)(31)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	380	—%	(7)(30)
						15,927	16,044	15,817

Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/31	4,489	1,948	871	0.1%	(3)(29)
						4,489	1,948	871

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/22	3/27	1,926	1,883	1,890	0.2%	(7)(8)(13)(31)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	3/27	59	56	56	—%	(7)(8)(13)(31)
						1,985	1,939	1,946

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	10/22	10/28	11,688	11,399	11,461	1.0%	(7)(8)(12)(31)
		Revolver	SOFR + 5.00%, 10.3% Cash	10/22	10/28	—	(29)	(24)	—%	(7)(8)(12)(31)
						11,688	11,370	11,437

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	12/19	12/26	13,768	13,609	13,727	1.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/22	12/26	2,805	2,758	2,805	0.2%	(7)(8)(13)
						16,573	16,367	16,532

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	12/20	11/27	3,271	3,409	3,261	0.3%	(3)(7)(8)(16)(31)
						3,271	3,409	3,261

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/21	4/27	$2,500	$2,474	$2,487	0.2%	(3)(7)(8)(14)
						2,500	2,474	2,487

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.2% Cash	12/21	12/27	12,944	12,749	12,836	1.1%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 11.2% Cash	12/21	12/27	456	430	441	—%	(7)(8)(13)(31)
						13,400	13,179	13,277

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	5/22	N/A		8,451	8,518	0.7%	(7)
							8,451	8,518

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/21	10/28	2,002	1,987	1,896	0.2%	(3)(7)(8)(12)(31)
		Revolver	SOFR + 5.75%, 11.2% Cash	11/21	10/28	674	668	647	0.1%	(3)(7)(8)(12)(31)
						2,676	2,655	2,543

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	7/21	7/28	2,447	2,419	2,385	0.2%	(7)
		Common Stock (1,589 shares)	N/A	7/21	N/A		50	69	—%	(7)(30)
						2,447	2,469	2,454

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	3/22	3/28	8,003	7,861	7,811	0.7%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	5/23	3/28	2,148	2,061	2,102	0.2%	(7)(8)(12)(31)
		Revolver	SOFR + 5.75%, 11.2% Cash	3/22	3/28	684	669	663	0.1%	(7)(8)(12)(31)
						10,835	10,591	10,576

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	11/22	11/29	1,656	1,498	1,603	0.1%	(3)(7)(8)(16)(31)
						1,656	1,498	1,603

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	5/23	5/28	600	588	589	—%	(7)
		Partnership Equity (400,000 units)	N/A	5/23	N/A		400	401	—%	(7)(30)
						600	988	990

Team Car Care, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 7.50%, 13.0% Cash	2/22	12/24	10,650	10,650	10,565	0.9%	(7)(8)(13)(29)
						10,650	10,650	10,565

Team Services Group	Services: Consumer	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.9% Cash	2/22	12/27	9,762	9,762	9,543	0.8%	(8)(14)(29)
		Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.9% Cash	2/22	12/28	5,000	4,975	4,500	0.4%	(7)(8)(14)(29)
						14,762	14,737	14,043

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	11/21	11/28	3,720	3,798	3,647	0.3%	(3)(7)(8)(10)
		Revolver	EURIBOR + 5.50%, 9.4% Cash	11/21	5/28	201	189	191	—%	(3)(7)(8)(10)(31)
						3,921	3,987	3,838

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	12/21	12/27	6,264	6,183	6,220	0.5%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.7% Cash	12/21	12/27	—	(14)	(8)	—%	(7)(8)(13)(31)
						6,264	6,169	6,212

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	4/22	4/28	271	267	264	—%	(7)
		Partnership Equity (24,358.97 units)	N/A	4/22	N/A		239	141	—%	(7)(30)
						271	506	405

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.8% Cash	10/21	12/27	$832	$782	$832	0.1%	(7)(8)(13)(31)
		Revolver	SOFR+ 4.25%, 9.8% Cash	10/21	12/27	—	(10)	—	—%	(7)(8)(13)(31)
		Subordinated Term Loan	SOFR + 7.75%, 12.9% Cash	10/21	12/27	3,477	3,425	3,452	0.3%	(7)(8)(14)
						4,309	4,197	4,284

The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	7/22	7/28	16,680	16,400	16,613	1.4%	(7)(8)(12)
		Revolver	SOFR + 5.75%, 11.2% Cash	7/22	7/28	—	(52)	(13)	—%	(7)(8)(12)(31)
		Subordinated Term Loan	12.5% PIK	7/22	7/29	4,788	4,709	4,724	0.4%	(7)
						21,468	21,057	21,324

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/19	12/26	14,243	14,042	14,102	1.2%	(7)(8)(12)(31)
						14,243	14,042	14,102

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	4/22	4/30	12,522	12,307	12,397	1.0%	(7)(8)(13)
		Partnership Equity (676,880.98 units)	N/A	4/22	N/A		677	1,212	0.1%	(7)(30)
						12,522	12,984	13,609

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	11/19	8/25	5,852	5,762	5,539	0.5%	(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash, 5.0% PIK	7/22	8/25	3,679	3,679	3,679	0.3%	(7)(8)(13)
						9,531	9,441	9,218

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 12.1% Cash	12/22	12/29	4,588	4,437	4,542	0.4%	(3)(7)(8)(21)
		Revolver	CDOR + 6.75%, 12.1% Cash	12/22	12/28	—	(7)	(3)	—%	(3)(7)(8)(21)(31)
						4,588	4,430	4,539

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.8% Cash	2/20	2/25	6,035	6,004	6,035	0.5%	(7)(8)(13)
						6,035	6,004	6,035

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	8/18	12/24	11,142	11,118	10,562	0.9%	(7)(8)(14)
						11,142	11,118	10,562

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	2/21	2/27	14,662	14,529	13,255	1.1%	(7)(8)(13)
						14,662	14,529	13,255

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	7/23	7/29	6,964	6,760	6,755	0.6%	(7)(8)(12)
		Revolver	SOFR + 6.50%, 11.8% Cash	7/23	7/29	153	137	137	—%	(7)(8)(12)(31)
						7,117	6,897	6,892

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 12.1% Cash	12/19	12/26	19,207	18,951	18,983	1.6%	(7)(8)(13)
						19,207	18,951	18,983

True Religion Apparel, Inc.	Retail	Preferred Unit (2.8 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
		Common Stock (2.71 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							—	—

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	5/23	9/27	6,908	6,748	6,758	0.6%	(7)(8)(13)
		Class A LLC Units (440.97 units)	N/A	9/18	N/A		481	1,192	0.1%	(7)
						6,908	7,229	7,950

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.9% Cash	12/22	12/28	$634	$593	$600	0.1%	(7)(8)(13)(31)
		Revolver	SOFR + 4.75%, 10.9% Cash	12/22	12/28	—	(3)	(3)	—%	(7)(8)(13)(31)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	5	—%	(7)(30)
						634	595	602

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/21	12/25	8,288	8,178	7,970	0.7%	(7)(8)(13)(31)
						8,288	8,178	7,970

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	7/21	9/26	4,937	4,877	4,890	0.4%	(7)(8)(13)
						4,937	4,877	4,890

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	9/20	9/27	11,411	11,798	10,304	0.9%	(3)(7)(8)(16)
						11,411	11,798	10,304

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	6/22	6/29	895	872	828	0.1%	(3)(7)(8)(16)(31)
						895	872	828

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.2% Cash	4/22	3/29	1,727	1,702	1,303	0.1%	(3)(7)(8)(10)(31)
						1,727	1,702	1,303

Unither (Uniholding)	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	3/23	3/30	2,007	1,954	1,947	0.2%	(3)(7)(8)(10)(31)
						2,007	1,954	1,947

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/18	11/24	10,109	10,041	9,932	0.8%	(7)(8)(12)(31)
						10,109	10,041	9,932

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash, 1.8% PIK	9/20	9/27	1,588	1,716	1,513	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.4% Cash, 1.8% PIK	2/21	9/27	3,518	3,472	3,352	0.3%	(3)(7)(8)(13)
						5,106	5,188	4,865

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.9% Cash	7/19	5/26	4,783	4,734	4,783	0.4%	(7)(8)(14)
						4,783	4,734	4,783

Velocity Pooling Vehicle, LLC	Automotive	Common Stock (4,676 shares)	N/A	2/22	N/A		60	2	—%	(7)(29)(30)
		Warrants (5,591 units)	N/A	2/22	N/A		72	3	—%	(7)(29)(30)
							132	5

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	3/22	1/29	3,805	4,062	3,474	0.3%	(3)(7)(8)(16)
						3,805	4,062	3,474

Vision Solutions Inc.	Business Equipment & Services	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.9% Cash	2/22	4/29	6,500	6,497	5,820	0.5%	(8)(13)(29)
						6,500	6,497	5,820

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	3,929	3,929	3,136	0.3%	(7)
						3,929	3,929	3,136

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	6/21	6/28	7,566	7,457	7,558	0.6%	(7)(8)(13)
		Partnership Units (16,442.9 units)	N/A	6/21	N/A		164	298	—%	(7)(30)
						7,566	7,621	7,856

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/27	$10,736	$2,541	$91	—%	(3)(29)
						10,736	2,541	91

VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/28	11,088	2,868	1,398	0.1%	(3)(29)
						11,088	2,868	1,398

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.8% Cash	10/20	6/25	5,918	5,907	5,823	0.5%	(7)(14)
						5,918	5,907	5,823

Watermill-QMC Midco, Inc.	Automotive	Equity (1.62% Partnership Interest)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							—	—

Wawona Delaware Holdings, LLC	Beverage & Food	First Lien Senior Secured Term Loan	SOFR + 4.75%	2/22	9/26	45	41	9	—%	(13)(27)(29)
						45	41	9

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	8/23	12/27	2,500	2,403	2,400	0.2%	(7)(8)(13)(31)
						2,500	2,403	2,400

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	9/22	10/29	12,329	11,883	11,096	0.9%	(7)
						12,329	11,883	11,096

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	2/23	2/29	8,634	8,314	8,337	0.7%	(7)(8)(13)
		Revolver	SOFR + 7.00%, 12.3% Cash	2/23	2/29	—	(68)	(65)	—%	(7)(8)(13)(31)
		LP Units (63,087.10 units)	N/A	2/23	N/A		631	630	0.1%	(7)(30)
						8,634	8,877	8,902

Wok Holdings Inc.	Retail	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.8% Cash	2/22	3/26	48	48	45	—%	(8)(13)(29)
						48	48	45

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/21	12/27	5,401	5,321	5,007	0.4%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.3% Cash	12/21	12/27	1,226	1,193	1,062	0.1%	(7)(8)(13)(31)
		Common Stock (1,663.31 shares)	N/A	12/21	N/A		1,663	1,082	0.1%	(7)(30)
						6,627	8,177	7,151

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.4% Cash	9/20	1/26	8,820	8,726	8,767	0.7%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	1/20	1/26	2,435	2,400	2,414	0.2%	(7)(8)(12)
						11,255	11,126	11,181

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	10/22	10/28	14,266	13,906	14,266	1.2%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.4% Cash	10/22	10/28	373	323	373	—%	(7)(8)(13)(31)
						14,639	14,229	14,639

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	5/22	5/29	6,295	6,233	6,153	0.5%	(3)(7)(8)(16)(31)
		Subordinated Term Loan	11.0% PIK	5/22	5/29	3,154	3,115	3,095	0.3%	(3)(7)
		Common Stock (45,665,825 shares)	N/A	5/22	N/A		565	557	—%	(3)(7)(30)
						9,449	9,913	9,805

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	2/22	2/28	$6,355	$6,194	$6,146	0.5%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.4% Cash	2/22	2/28	34	21	15	—%	(7)(8)(13)(31)
		LLC Units (152.69 units	N/A	2/22	2/28		153	153	—%	(7)
						6,389	6,368	6,314

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.4% Cash	3/22	3/29	5,906	6,184	5,415	0.5%	(3)(7)(8)(16)(31)
						5,906	6,184	5,415

Subtotal Non–Control / Non–Affiliate Investments (170.6%)						2,122,098	2,122,125	2,044,426

Affiliate Investments: (4)
1888 Industrial Services, LLC	Energy: Oil & Gas	First Lien Senior Secured Term Loan	SOFR + 5.00%	2/22	8/24	4,774	416	—	—%	(7)(8)(13)(27)(29)
		Revolver	SOFR + 5.00%	2/22	8/24	1,607	1,484	1,127	0.1%	(7)(8)(13)(27)(29)(31)
		Warrants (7,546.76 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
						6,381	1,900	1,127

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,573	15,618	1.3%	(7)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	6,943	6,560	6,526	0.5%	(7)
		LLC Units (2,407,825 units)	N/A	11/21	N/A		10,944	12,761	1.1%	(7)(30)
						23,563	33,077	34,905

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	7/21	7/28	4,727	4,634	4,728	0.4%	(7)(12)(31)
		Second Lien Senior Secured Term Loan	7.5% Cash	7/21	7/28	4,545	4,512	4,545	0.4%	(7)
		LLC Units (89,447,396 units)	N/A	7/21	N/A		93,584	147,054	12.3%	(7)
						9,272	102,730	156,327

Hylan Datacom & Electrical LLC	Construction & Building	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.1% Cash	2/22	3/26	3,917	3,726	3,917	0.3%	(7)(8)(13)
		Second Lien Senior Secured Term Loan	SOFR + 10.00%, 15.3% Cash	2/22	3/27	4,441	4,441	4,441	0.4%	(7)(8)(13)
		Common Stock (102,144 shares)	N/A	2/22	N/A		5,219	3,586	0.3%	(7)(30)
						8,358	13,386	11,944

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/19	N/A		35,158	41,233	3.4%	(3)(31)
							35,158	41,233

Kemmerer Operations, LLC	Metals & Mining	First Lien Senior Secured Term Loan	15.0% PIK	2/22	6/25	712	712	712	0.1%	(7)(29)
		Common Stock (6.78 shares)	N/A	2/22	N/A		1,589	2,336	0.2%	(7)(29)(30)
						712	2,301	3,048

Rocade Holdings LLC	Other Financial	Preferred LP Units (55,000 units)	SOFR + 6.0% PIK, 11.4% PIK	2/23	N/A		58,841	58,850	4.9%	(7)(13)(31)
		Common LP Units (23.8 units)	N/A	2/23	N/A		—	504	—%	(7)(30)
							58,841	59,354

Sierra Senior Loan Strategy JV I LLC	Joint Venture	89.01% Member Interest	N/A	2/22	N/A		50,221	42,088	3.5%	(3)(29)
							50,221	42,088

Thompson Rivers LLC	Investment Funds & Vehicles	16% Member Interest	N/A	6/20	N/A		29,687	13,557	1.1%	(30)
							29,687	13,557

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry	Investment Type (1) (2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		$25,000	$18,763	1.6%	(3)(30)
							25,000	18,763

Subtotal Affiliate Investments (31.9%)						48,286	352,301	382,346

Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	SOFR + 9.00%, 14.3% Cash	2/22	1/25	6,064	6,064	6,064	0.5%	(7)(8)(12)(29)
		First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/25	26,692	9,628	6,140	0.5%	(7)(27)(29)
		LLC Units (44.6 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
						32,756	15,692	12,204

MVC Automotive Group GmbH	Automotive	Bridge Loan	4.5% Cash, 1.5% PIK	12/20	12/24	9,616	9,616	9,616	0.8%	(3)(7)(28)
		Common Equity Interest (18,000 shares)	N/A	12/20	N/A		9,553	14,538	1.2%	(3)(7)(28)(30)
						9,616	19,169	24,154

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	3/21	N/A		210	24	—%	(3)(28)
		Limited Partnership Interest (71,790.4 units)	N/A	3/21	N/A		8,319	981	0.1%	(3)(28)(30)
							8,529	1,005

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	5/24	6,172	6,172	6,172	0.5%	(3)(7)(28)
		Revolver	6.0% Cash	9/23	6/25	3,176	3,293	3,176	0.3%	(3)(7)(28)(31)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	2,143	2,318	2,142	0.2%	(3)(7)(28)(31)
		Senior Subordinated Term Loan	3.1% PIK	12/20	5/24	10,846	10,846	10,847	0.9%	(3)(7)(28)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	373	—%	(3)(7)(28)(30)
		Common Stock Series B (1,236 shares	N/A	12/20	N/A		35,192	34,790	2.9%	(3)(7)(28)(30)
						22,337	58,381	57,500

Subtotal Control Investments (7.9%)						64,709	101,771	94,863

Total Investments, September 30, 2023 (210.4%)*						$2,235,093	$2,576,197	$2,521,635
Derivative Instruments

Credit Support Agreements
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$16,800	$3,200
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	37,400	(7,000)

Total Credit Support Agreements, September 30, 2023			$123,000	$54,200	$(3,800)
(a) The MVC Credit Support Agreement covers all of the investments acquired by Barings BDC, Inc. (the “Company”) from MVC Capital, Inc. (“MVC”) in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business and Basis of Presentation”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “MVC Reference Portfolio”). Each investment that is included in the MVC Reference Portfolio is denoted in the above Schedule of Investments with footnote (28).
(b)      The Company and Barings LLC (“Barings” or the “Adviser”) entered into the MVC Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $23.0 million.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)
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

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$4,471	$3,035	Citibank, N.A.	10/10/23	$(149)
Foreign currency forward contract (AUD)	A$2,000	$1,281	Mitsubishi UFJ Financial Group	10/10/23	10
Foreign currency forward contract (AUD)	$47,086	A$70,298	HSBC Bank USA	10/10/23	1,706

Foreign currency forward contract (CAD)	$7,011	C$9,229	Bank of America, N.A.	10/10/23	184
Foreign currency forward contract (CAD)	$130	C$176	HSBC Bank USA	10/10/23	—

Foreign currency forward contract (DKK)	$13	89kr.	Bank of America, N.A.	10/10/23	—
Foreign currency forward contract (DKK)	$342	2,312kr.	BNP Paribas SA	10/10/23	14

Foreign currency forward contract (EUR)	€5,000	$5,289	BNP Paribas SA	10/10/23	7
Foreign currency forward contract (EUR)	€2,000	$2,203	HSBC Bank USA	10/10/23	(85)
Foreign currency forward contract (EUR)	$86,143	€78,162	Citibank, N.A.	10/10/23	3,366

Foreign currency forward contract (NZD)	$8,491	NZ$13,780	Bank of America, N.A.	10/10/23	212
Foreign currency forward contract (NZD)	$160	NZ$257	HSBC Bank USA	10/10/23	5

Foreign currency forward contract (NOK)	$3,918	kr42,019	BNP Paribas SA	10/10/23	(32)

Foreign currency forward contract (GBP)	£4,000	$4,879	BNP Paribas SA	10/02/23	4
Foreign currency forward contract (GBP)	£1,000	$1,216	Citibank, N.A.	10/10/23	4
Foreign currency forward contract (GBP)	$52,028	£41,019	BNP Paribas SA	10/10/23	1,960
Foreign currency forward contract (GBP)	$1,464	£1,200	Citibank, N.A.	10/10/23	—
Foreign currency forward contract (GBP)	$8,965	£6,976	HSBC Bank USA	10/10/23	450
Foreign currency forward contract (GBP)	$3,152	£2,500	Mitsubishi UFJ Financial Group	10/10/23	101

Foreign currency forward contract (SEK)	$226	2,407kr	Bank of America, N.A.	10/10/23	4

Foreign currency forward contract (CHF)	$79	68Fr.	Citibank, N.A.	10/10/23	5
Foreign currency forward contract (CHF)	$5,690	5,031Fr.	HSBC Bank USA	10/10/23	187
Foreign currency forward contract (CHF)	$305	260Fr.	Mitsubishi UFJ Financial Group	10/10/23	21
Total Foreign Currency Forward Contracts, September 30, 2023					$7,974

*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. The Company’s external investment adviser, Barings, determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of September 30, 2023 represented 210.4% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.9% of total investments at fair value as of September 30, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2023 were as follows:

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
1888 Industrial Services, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 5.00%)(e)	$—	$20	$(22)	$—	$2	$—	$50
	Revolver (SOFR + 5.00%)(e)	1,263	—	(15)	—	(121)	1,127	99
	Warrants (7,546.76 units)	—	—	—	—	—	—	—
		1,263	20	(37)	—	(119)	1,127	149

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	—	15,610	—	—	8	15,618	350
	Subordinated Term Loan (10.0% PIK)	—	6,521	—	—	5	6,526	179
	LLC Units (2,407,825 units)	—	12,732	—	—	29	12,761	—
		—	34,863	—	—	42	34,905	529

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 7.25%, 12.6%, Cash)	5,273	20,924	(21,454)	—	(15)	4,728	350
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	4	—	—	(4)	4,545	259
	LLC units (89,447,396 units)	135,066	354	—	—	11,634	147,054	10,629
		144,884	21,282	(21,454)	—	11,615	156,327	11,238

Hylan Datacom & Electrical LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.1% Cash)	3,917	56	—	—	(56)	3,917	441
	Second Lien Senior Secured Term Loan (SOFR + 10.00%, 15.3% Cash)	4,098	343	—	—	—	4,441	491
	Common Stock (102,144 shares)	4,496	—	—	—	(910)	3,586	—
		12,511	399	—	—	(966)	11,944	932

Jocassee Partners LLC	9.1% Member Interest	40,088	—	—	—	1,145	41,233	4,282
		40,088	—	—	—	1,145	41,233	4,282

Kemmerer Operations, LLC(d)	First Lien Senior Secured Term Loan (15.0% PIK)	1,565	198	(1,051)	—	—	712	149
	Common Stock (6.78 shares)	1,181	—	—	—	1,155	2,336	—
		2,746	198	(1,051)	—	1,155	3,048	149

Rocade Holdings LLC(d)	Preferred LP Units (55,000 units) (SOFR + 6.0% PIK, 11.4% PIK)	—	58,841	—	—	9	58,850	3,841
	Common LP Units (23.8 units)	—	—	—	—	504	504	—
		—	58,841	—	—	513	59,354	3,841

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	37,950	—	—	—	4,138	42,088	3,873
		37,950	—	—	—	4,138	42,088	3,873

Thompson Rivers LLC	16.0% Member Interest	30,339	—	(16,933)	—	151	13,557	—
		30,339	—	(16,933)	—	151	13,557	—

Waccamaw River LLC	20% Member Interest	20,212	2,480	—	—	(3,929)	18,763	1,460
		20,212	2,480	—	—	(3,929)	18,763	1,460

Total Affiliate Investments		$289,993	$118,083	$(39,475)	$—	$13,745	$382,346	$26,453
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)
(d) The fair value of the investment was determined using significant unobservable inputs.
(e) Non-accrual investment.
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2023 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 9.00%, 14.3% Cash)	$5,647	$417	$—	$—	$—	$6,064	$688
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	9,147	—	—	—	(3,007)	6,140	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		14,794	417	—	—	(3,007)	12,204	688

MVC Automotive Group GmbH(d)	Bridge Loan (4.5% Cash, 1.5% PIK)	7,149	2,467	—	—	—	9,616	439
	Common Equity Interest (18,000 Shares)	9,675	—	—	—	4,863	14,538	—
		16,824	2,467	—	—	4,863	24,154	439

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	45	—	(15)	—	(6)	24	80
	Limited Partnership Interest (71,790.4 units)	1,793	—	(580)	—	(232)	981	—
		1,838	—	(595)	—	(238)	1,005	80

Security Holdings B.V(d)	Bridge Loan (5.0% PIK,)	6,020	152	—	—	—	6,172	230
	2023 Revolver (6.0% Cash)	—	3,293	—	—	(117)	3,176	71
	Senior Subordinated Term Loan (3.1% PIK)	10,534	313	—	—	—	10,847	283
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK)	2,015	153	—	—	(26)	2,142	266
	Common Stock Series A (17,100 shares)	575	—	—	—	(202)	373	—
	Common Stock Series B (1,236 shares)	53,728	—	—	—	(18,938)	34,790	—
		72,872	3,911	—	—	(19,283)	57,500	850

Total Control Investments		$106,328	$6,795	$(595)	$—	$(17,665)	$94,863	$2,057
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
(e) Non-accrual investment.
(6)All of the investment is or will be encumbered as security for the Company’s $1.1 billion senior secured credit facility with ING Capital LLC (“ING”) initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”).
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2023 was 3.84700%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2023 was 3.95200%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2023 was 4.12500%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2023 was 5.31899%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2023 was 5.39550%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2023 was 5.46727%.
(15)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2023 was 5.19860%.
(16)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2023 was 5.28980%.
(17)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2023 was 5.38530%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2023 was 4.05130%.
(19)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2023 was 4.14000%.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)
(20)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2023 was 4.40460%.
(21)The interest rate on these loans is subject to 1 Month CDOR, which as of September 30, 2023 was 5.38500%.
(22)The interest rate on these loans is subject to 3 Month CDOR, which as of September 30, 2023 was 5.51250%.
(23)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2023 was 4.06200%.
(24)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2023 was 5.68000%.
(25)The interest rate on these loans is subject to 6 Month SARON, which as of September 30, 2023 was 1.71489%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of September 30, 2023 was 4.49000%.
(27)Non-accrual investment.
(28)Investment was purchased as part of the MVC Acquisition and is part of the MVC Reference Portfolio for purposes of the MVC Credit Support Agreement.
(29)Investment was purchased as part of the Sierra Merger and is part of the Sierra Reference Portfolio for purposes of the Sierra Credit Support Agreement.
(30)Investment is non-income producing.
(31)Position or portion thereof is an unfunded loan or equity commitment.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
The Company and its wholly-owned subsidiaries are specialty finance companies. The Company currently operates as a closed-end, non-diversified investment company and has elected to be treated as a business development company (“BDC”) under the 1940 Act. The Company has elected for federal income tax purposes to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
On February 23, 2023, the Board authorized a new 12-month share repurchase program. Under the program, the Company may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the three months ended September 30, 2023, the Company did not repurchase any shares of common stock in the open market under the authorized program. During the nine months ended September 30, 2023, the Company repurchased a total of 1,400,000 shares of common stock in the open market under the authorized program at an average price of $7.75 per share, including brokerage commissions.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and nine months ended September 30, 2023, the Base Management Fees determined in accordance with the terms of the New Barings BDC Advisory Agreement were approximately $8.3 million and $24.3 million, respectively. For the three and nine months ended September 30, 2022, the Base Management Fees determined in accordance with the terms of the New Barings BDC Advisory Agreement were approximately $8.3 million and $21.5 million, respectively. As of September 30, 2023, the Base Management Fee of $8.3 million for the three months ended September 30, 2023 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Base Management Fee of $8.0 million for the three months ended December 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
(iii) The Capital Gains Fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement), commencing with the calendar year ended on December 31, 2018, and is calculated at the end of each applicable year by subtracting (1) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the Company’s cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years commencing with the calendar year ended on December 31, 2018. If such amount is negative, then there is no Capital Gains Fee payable for such year. If this Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.
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
For the three and nine months ended September 30, 2023, the Income-Based Fees determined in accordance with the terms of the New Barings BDC Advisory Agreement were $4.6 million and $24.3 million, respectively. For the three and nine months ended September 30, 2022, the Income-Based Fees determined in accordance with the terms of the New Barings BDC Advisory Agreement were $1.8 million and $6.6 million, respectively. As of September 30, 2023, the Income-Based Fee of $4.6 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three or nine months ended September 30, 2023 or 2022.
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
For the three and nine months ended September 30, 2023, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.5 million and $1.6 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.9 million and $2.7 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of September 30, 2023, the administrative expenses of $0.5 million for the three months ended September 30, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the administrative expenses of $0.7 million incurred for the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2023:
Senior debt and 1st lien notes	$1,751,992	68%	$1,700,689	67%	142%
Subordinated debt and 2nd lien notes	277,176	11	257,633	10	21
Structured products	105,045	4	89,731	4	7
Equity shares	293,210	11	355,690	14	30
Equity warrants	178	—	1,246	—	—
Investment in joint ventures / PE fund	148,596	6	116,646	5	10
	$2,576,197	100%	$2,521,635	100%	210%
December 31, 2022:
Senior debt and 1st lien notes	$1,752,943	69%	$1,696,192	69%	142%
Subordinated debt and 2nd lien notes	326,639	13	263,139	11	22
Structured products	88,805	3	73,550	3	6
Equity shares	230,188	9	284,570	12	24
Equity warrants	178	—	1,057	—	—
Investment in joint ventures / PE fund	163,645	6	130,427	5	11
	$2,562,398	100%	$2,448,935	100%	205%
During the three months ended September 30, 2023, the Company made 10 new investments totaling $64.5 million and made investments in existing portfolio companies totaling $73.4 million. During the nine months ended September 30, 2023, the Company made 25 new investments totaling $156.8 million, made investments in existing portfolio companies totaling $134.2 million, made a $55.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation and made additional investments in joint venture equity portfolio companies totaling $2.5 million.
During the three months ended September 30, 2022, the Company made 21 new investments totaling $183.4 million and made investments in existing portfolio companies totaling $50.7 million. During the nine months ended September 30, 2022, the Company made 69 new investments totaling $681.2 million, purchased $442.2 million of investments as part of the Sierra Merger, made investments in existing portfolio companies totaling $221.7 million and made additional investments in joint venture equity portfolio companies totaling $13.8 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at September 30, 2023 and December 31, 2022 was as follows:

($ in thousands)	September 30, 2023		December 31, 2022
Aerospace and Defense	$132,059	5.2%	$120,945	4.9%
Automotive	82,755	3.3	76,934	3.2
Banking, Finance, Insurance and Real Estate	372,497	14.8	312,936	12.8
Beverage, Food and Tobacco	39,573	1.6	34,690	1.4
Capital Equipment	135,679	5.4	141,479	5.8
Chemicals, Plastics, and Rubber	36,720	1.4	47,076	1.9
Construction and Building	30,072	1.2	45,049	1.8
Consumer goods: Durable	36,567	1.4	43,932	1.8
Consumer goods: Non-durable	27,142	1.1	27,693	1.1
Containers, Packaging and Glass	37,732	1.5	37,877	1.5
Energy: Electricity	22,589	0.9	7,337	0.3
Energy: Oil and Gas	4,544	0.2	4,776	0.2
Environmental Industries	53,387	2.1	51,006	2.1
Healthcare and Pharmaceuticals	201,815	8.0	203,576	8.3
High Tech Industries	298,811	11.9	300,980	12.3
Hotel, Gaming and Leisure	54,301	2.2	54,023	2.2
Investment Funds and Vehicles	116,646	4.5	130,427	5.3
Media: Advertising, Printing and Publishing	44,811	1.8	55,477	2.3
Media: Broadcasting and Subscription	20,480	0.8	20,257	0.8
Media: Diversified and Production	67,829	2.7	60,561	2.5
Metals and Mining	32,000	1.3	33,125	1.4
Services: Business	352,052	14.0	338,417	13.8
Services: Consumer	57,578	2.3	67,070	2.7
Structured Products	100,827	4.0	86,703	3.5
Telecommunications	26,432	1.0	24,058	1.0
Transportation: Cargo	98,385	3.9	89,398	3.7
Transportation: Consumer	11,102	0.4	11,062	0.5
Utilities: Electric	22,584	0.9	17,374	0.7
Utilities: Oil and Gas	4,666	0.2	4,697	0.2
Total	$2,521,635	100.0%	$2,448,935	100.0%
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
For the three and nine months ended September 30, 2023, Jocassee declared $15.7 million and $47.1 million in dividends, respectively, of which $1.4 million and $4.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,274.4 million as of September 30, 2023, as compared to $1,219.9 million as of December 31, 2022. As of September 30, 2023, Jocassee’s investments had an aggregate cost of $1,334.3 million, as compared to $1,296.4 million as of December 31, 2022. As of September 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments was approximately 10.0% and 8.6%, respectively. As of September 30, 2023 and December 31, 2022, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2023:
Senior debt and 1st lien notes	$1,237,158	93%	$1,197,052	94%
Subordinated debt and 2nd lien notes	23,479	2	22,221	2
Equity shares	449	—	417	—
Equity warrants	31	—	185	—
Investment in joint ventures	55,638	4	37,001	3
Short-term investments	17,514	1	17,514	1
	$1,334,269	100%	$1,274,390	100%
December 31, 2022:
Senior debt and 1st lien notes	$1,177,895	91%	$1,123,760	92%
Subordinated debt and 2nd lien notes	23,141	2	21,659	2
Equity shares	8,521	—	2,458	—
Equity warrants	31	—	158	—
Investment in joint ventures	75,941	6	61,028	5
Short-term investments	10,826	1	10,826	1
	$1,296,355	100%	$1,219,889	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at September 30, 2023 and December 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2023		December 31, 2022
Aerospace and Defense	$80,321	6.4%	$69,133	5.7%
Automotive	23,133	1.8	20,625	1.7
Banking, Finance, Insurance and Real Estate	114,941	9.1	105,047	8.7
Beverage, Food and Tobacco	28,953	2.3	25,885	2.1
Capital Equipment	24,955	2.0	25,014	2.1
Chemicals, Plastics, and Rubber	30,817	2.5	33,111	2.7
Construction and Building	16,513	1.3	17,616	1.5
Consumer goods: Durable	12,915	1.0	18,751	1.7
Consumer goods: Non-durable	20,874	1.7	22,861	1.9
Containers, Packaging and Glass	28,684	2.3	24,445	2.0
Energy: Electricity	15,325	1.2	15,375	1.3
Energy: Oil and Gas	6,392	0.5	5,726	0.5
Environmental Industries	6,866	0.6	7,314	0.6
Forest Products & Paper	3,059	0.2	2,269	0.2
Healthcare and Pharmaceuticals	142,345	11.3	128,983	10.7
High Tech Industries	163,461	13.0	141,906	11.7
Hotel, Gaming and Leisure	22,185	1.8	23,587	2.0
Investment Funds and Vehicles	37,001	3.0	61,028	5.0
Media: Advertising, Printing and Publishing	15,482	1.2	5,969	0.5
Media: Broadcasting and Subscription	32,690	2.6	34,676	2.9
Media: Diversified and Production	28,105	2.2	28,897	2.4
Metals and Mining	3,863	0.3	5,069	0.4
Retail	12,395	1.0	15,720	1.3
Services: Business	208,216	16.6	199,805	16.5
Services: Consumer	56,439	4.5	52,543	4.3
Telecommunications	35,066	2.8	38,034	3.1
Transportation: Cargo	59,279	4.7	56,018	4.6
Transportation: Consumer	12,626	1.0	12,562	1.0
Utilities: Electric	7,120	0.6	4,194	0.3
Utilities: Oil and Gas	6,855	0.5	6,900	0.6
Total	$1,256,876	100.0%	$1,209,063	100.0%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at September 30, 2023 and December 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2023		December 31, 2022
Australia	$25,033	2.0%	$26,111	2.1%
Austria	6,815	0.5	6,697	0.5
Belgium	19,497	1.6	16,385	1.4
Canada	4,823	0.4	7,280	0.6
Denmark	1,029	0.1	953	0.1
Finland	2,104	0.2	1,967	0.2
France	139,206	11.1	133,682	11.1
Germany	43,703	3.5	38,068	3.1
Hong Kong	14,465	1.1	16,593	1.4
Ireland	7,064	0.6	4,334	0.4
Luxembourg	1,788	0.1	1,759	0.1
Netherlands	39,751	3.2	35,194	2.9
Panama	1,464	0.1	945	0.1
Singapore	4,973	0.4	4,955	0.4
Spain	4,569	0.4	4,189	0.3
Sweden	4,192	0.3	4,371	0.4
Switzerland	582	—	5,558	0.5
United Kingdom	116,029	9.2	126,305	10.4
USA	819,789	65.2	773,717	64.0
Total	$1,256,876	100.0%	$1,209,063	100.0%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $174.1 million and $174.3 million outstanding as of September 30, 2023 and December 31, 2022, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $332.4 million and $357.9 million outstanding as of September 30, 2023 and December 31, 2022, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.4 million outstanding as of both September 30, 2023 and December 31, 2022.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of September 30, 2023 and December 31, 2022, the Company had sold $967.4 million and $875.9 million, respectively, of its investments to Jocassee. For the three and nine months ended September 30, 2023, the Company realized a loss on the sales of its investments to Jocassee of $0.5 million and $0.3 million, respectively. For the three and nine months ended September 30, 2022, the Company realized a loss on the sales of its investments to Jocassee of $5.4 million and $5.6 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had $45.1 million and $18.2 million, respectively, in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
As of September 30, 2023 and December 31, 2022, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	$385,000	$385,000

Total unfunded commitments by Barings BDC, Inc.	$65,000	$65,000
Total unfunded commitments by all members	$215,000	$215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2023. As of September 30, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and nine months ended September 30, 2023, Thompson Rivers declared $8.0 million and $106.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2023, the Company recognized $1.3 million and $16.9 million, respectively, of the dividends as a return of capital. For the three and nine months ended September 30, 2022, Thompson Rivers declared $89.1 million and $178.5 million in dividends, respectively, of which $2.2 million and $7.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2022, the Company recognized $12.0 million and $20.8 million, respectively, of the dividends as a return of capital.
As of September 30, 2023, Thompson Rivers had $415.6 million in Ginnie Mae early buyout loans and $13.2 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of September 30, 2023, Thompson Rivers had 2,677 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2023:
Federal Housing Administration (“FHA”) loans	$419,651	92%	$384,251	92%
Veterans Affairs (“VA”) loans	34,071	8%	31,380	8%
	$453,722	100%	$415,631	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	84,654	9%	79,553	9%
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $101.2 million and $224.2 million outstanding as of September 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $195.6 million and $428.0 million outstanding as of September 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $64.1 million and $184.2 million outstanding as of September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings BDC, Inc.	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $162.1 million, respectively, of total contributed capital by related parties.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded (including approximately $5.3 million of recallable return of capital) as of September 30, 2023. As of September 30, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).
For the three months ended September 30, 2023, Waccamaw River did not declare a dividend. For the nine months ended September 30, 2023, Waccamaw River declared $7.3 million in dividends, of which $1.5 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, Waccamaw River declared $2.7 million and $6.6 million in dividends, respectively, of which $0.5 million and $1.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of September 30, 2023, Waccamaw River had $223.7 million in unsecured consumer loans and $21.2 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of September 30, 2023, Waccamaw River had 23,199 outstanding loans with an average loan size of $10,832, remaining average life to maturity of 41.8 months and weighted average interest rate of 12.7%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $88.3 million and $72.3 million outstanding as of September 30, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC., which is non-recourse to the Company, had approximately $75.2 million and $44.8 million outstanding as of September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc.	$30,280	$27,800
Total contributed capital by all members (1)	$139,020	$126,620

Total return of capital (recallable) by Barings BDC, Inc.	$(5,280)	$(5,280)
Total return of capital (recallable) by all members (2)	$(14,020)	$(14,020)

Total unfunded commitments by Barings BDC, Inc.	$—	$2,480
Total unfunded commitments by all members	$—	$12,400	(3)
(1)Includes $82.0 million and $74.6 million of total contributed capital by related parties as of September 30, 2023 and December 31, 2022, respectively.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of September 30, 2023, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were funded as of September 30, 2023.
For the three and nine months ended September 30, 2023, Sierra JV declared $1.5 million and $4.4 million in dividends, respectively, of which $1.3 million and $3.9 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, Sierra JV declared $12.0 million and $43.8 million in dividends, respectively, of which $1.6 million and $3.2 million, respectively. was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2022, the Company recognized $9.0 million and $35.7 million, respectively, of the dividends as a return of capital.
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
The total value of Sierra JV’s investment portfolio was $91.9 million as of September 30, 2023, as compared to $110.0 million, as of December 31, 2022. As of September 30, 2023, Sierra JV’s investments had an aggregate cost $99.0 million, as compared to $125.2 million as of December 31, 2022. As of September 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 10.2% and 9.2%, respectively. As of September 30, 2023 and December 31, 2022, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2023:
Senior debt and 1st lien notes	$99,026	100%	$91,902	100%
	$99,026	100%	$91,902	100%
December 31, 2022:
Senior debt and 1st lien notes	$125,220	100%	$110,047	100%
	$125,220	100%	$110,047	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Sierra JV’s investments at fair value at September 30, 2023 and December 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2023		December 31, 2022
Automotive	$2,347	2.5%	$2,283	2.1%
Banking, Finance, Insurance and Real Estate	677	0.7	1,414	1.3
Beverage, Food and Tobacco	3,302	3.6	3,181	2.9
Capital Equipment	9,250	10.1	9,208	8.4
Chemicals, Plastics, and Rubber	2,954	3.2	2,772	2.5
Construction and Building	1,872	2.0	1,887	1.7
Consumer goods: Durable	1,005	1.1	1,272	1.1
Containers, Packaging and Glass	—	—	1,812	1.6
Environmental Industries	8,083	8.8	7,797	7.1
Healthcare and Pharmaceuticals	13,407	14.6	13,614	12.4
High Tech Industries	14,156	15.4	13,713	12.5
Media: Advertising, Printing and Publishing	—	—	10,032	9.1
Media: Diversified and Production	3,234	3.5	5,498	5.0
Retail	6,028	6.6	5,489	5.0
Services: Business	6,870	7.5	10,876	9.9
Services: Consumer	8,449	9.2	8,265	7.5
Transportation: Cargo	6,301	6.9	6,221	5.6
Transportation: Consumer	3,967	4.3	4,713	4.3
Total	$91,902	100.0%	$110,047	100.0%

Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, had $64.0 million outstanding as of September 30, 2023 and $75.0 million outstanding as of December 31, 2022.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of September 30, 2023 and December 31, 2022, $4.7 million and $5.3 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates. In April 2023, the Company made an additional equity investment in Rocade totaling $10.0 million. As of September 30, 2023, the Company had $30.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
Valuation of Investments
The Adviser conducts the valuation of the Company’s investments, upon which the Company’s NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company’s current valuation policy and processes were established by the Adviser and were approved by the Board.
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using NAV of each company and the Company’s ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,397,313	Yield Analysis	Market Yield	7.3% – 41.4%	12.2%	Decrease
	13,132	Market Approach	Adjusted EBITDA Multiple	5.0x – 5.8x	5.1x	Increase
	1,127	Market Approach	Revenue Multiple	0.2x	0.2x	Increase
	167,325	Recent Transaction	Transaction Price	96.1% – 100.0%	97.6%	Increase
Subordinated debt and 2nd lien notes(2)	172,950	Yield Analysis	Market Yield	9.0% – 18.9%	13.6%	Decrease
	21,563	Market Approach	Adjusted EBITDA Multiple	7.0x – 12.50x	9.3x	Increase
	3,176	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Structured products(3)	23,519	Yield Analysis	Market Yield	8.8% – 11.0%	9.5%	Decrease
Equity shares(4)	8,518	Yield Analysis	Market Yield	14.2% – 15.5%	14.9%	Decrease
	330,192	Market Approach	Adjusted EBITDA Multiple	1.8x – 35.0x	10.6x	Increase
	1,452	Market Approach	Revenue Multiple	0.2x – 9.5x	6.7x	Increase
	3,026	Net Asset Approach	Liabilities	$(44,742.4)	$(44,742.4)	Decrease
	1,402	Expected Recovery	Expected Recovery	$2.5 – $1,400.0	$1,397.5	Increase
	3,326	Recent Transaction	Transaction Price	$1.00 – $1,000.00	$171.5	Increase
Equity warrants	1,243	Market Approach	Adjusted EBITDA Multiple	5.0x – 14.0x	7.9x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
(1)Excludes investments with an aggregate fair value amounting to $23,430, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $45,908, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $12,081, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to $7,705, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$98,362	$1,602,327	$1,700,689
Subordinated debt and 2nd lien notes	—	14,036	243,597	257,633
Structured products	—	54,131	35,600	89,731
Equity shares	69	—	355,621	355,690
Equity warrants	—	—	1,246	1,246
Investments subject to leveling	$69	$166,529	$2,238,391	$2,404,989
Investment in joint ventures / PE fund (1)				116,646
				$2,521,635

	Fair Value as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$104,836	$1,591,356	$1,696,192
Subordinated debt and 2nd lien notes	—	28,925	234,214	263,139
Structured products	—	55,723	17,827	73,550
Equity shares	164	1,339	283,067	284,570
Equity warrants	—	—	1,057	1,057
Investments subject to leveling	$164	$190,823	$2,127,521	$2,318,508
Investment in joint ventures / PE fund (1)				130,427
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,591,356	$234,214	$17,827	$283,067	$1,057	$2,127,521
New investments	232,280	32,722	22,669	68,680	—	356,351
Transfers into (out of) Level 3, net	(18,355)	16,815	—	914	—	(626)
Proceeds from sales of investments	(113,358)	(2,800)	—	(4,367)	—	(120,525)
Loan origination fees received	(5,801)	(51)	—	—	—	(5,852)
Principal repayments received	(93,447)	(44,129)	(1,018)	—	—	(138,594)
Payment-in-kind interest/dividends	3,834	7,803	—	5,331	—	16,968
Accretion of loan premium/discount	427	465	—	—	—	892
Accretion of deferred loan origination revenue	5,380	437	—	—	—	5,817
Realized gain (loss)	(1,029)	(43,902)	—	(3,434)	—	(48,365)
Unrealized appreciation (depreciation)	1,040	42,023	(3,878)	5,430	189	44,804
Fair value, end of period	$1,602,327	$243,597	$35,600	$355,621	$1,246	$2,238,391

Nine Months Ended September 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,137,323	$230,569	$—	$151,282	$864	$1,520,038
New investments	689,638	89,749	6,000	63,344	4	848,735
Investments acquired in Sierra merger	210,176	54,177	—	7,065	72	271,490
Transfers into (out of) Level 3, net	18,015	9,056	4,905	7,263	—	39,239
Proceeds from sales of investments	(321,758)	(21,555)	—	(1,472)	(250)	(345,035)
Loan origination fees received	(14,660)	(1,303)	—	—	—	(15,963)
Principal repayments received	(207,026)	(56,443)	(357)	—	—	(263,826)
Payment-in-kind interest/dividends	1,994	9,320	—	206	—	11,520
Accretion of loan premium/discount	222	89	—	—	—	311
Accretion of deferred loan origination revenue	6,574	1,761	—	—	—	8,335
Realized gain (loss)	(12,292)	(2,567)	—	18	(760)	(15,601)
Unrealized appreciation (depreciation)	(45,793)	(42,858)	(1,066)	49,782	73	(39,862)
Fair value, end of period	$1,462,413	$269,995	$9,482	$277,488	$3	$2,019,381
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $5.2 million during the nine months ended September 30, 2023 was related to portfolio company investments that were still held by the Company as of September 30, 2023. Pre-tax net unrealized depreciation on Level 3 investments of $44.3 million during the nine months ended September 30, 2022 was related to portfolio company investments that were still held by the Company as of September 30, 2022.
During the nine months ended September 30, 2023, the Company made investments of approximately $267.1 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2023, the Company made investments of $81.4 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both September 30, 2023 and December 31, 2022, the Company had seven portfolio companies, respectively, with investments that were on non-accrual. As of September 30, 2023, the seven portfolio companies on non-accrual included four portfolio companies purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and two portfolio company originated by Barings. As of December 31, 2022, the seven portfolio companies on non-accrual included four portfolio companies purchases as part of the Sierra Merger, two purchased as part of the MVC Acquisition and one portfolio company was originated by Barings.
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
Fee income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$1,740	$1,582	$5,160	$4,398
Management, valuation and other fees	518	620	1,712	667
Total Recurring Fee Income	2,258	2,202	6,872	5,065
Non-Recurring Fee Income:
Prepayment fees	—	—	329	134
Acceleration of unamortized loan origination fees	208	1,685	882	4,182
Advisory, loan amendment and other fees	184	434	2,167	1,208
Total Non-Recurring Fee Income	392	2,119	3,378	5,524
Total Fee Income	$2,650	$4,321	$10,250	$10,589
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
Concentration of Credit Risk
As of September 30, 2023 and December 31, 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2023 and December 31, 2022, the Company’s largest single portfolio company investment represented approximately 6.2% and 5.9%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2023, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currencies
As of September 30, 2023, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 10 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish krona, 65 investments that were denominated in Euros and 29 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, 58 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2023 and September 30, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and nine months ended September 30, 2023, the Company recorded net expenses of $0.4 million and $0.8 million, respectively for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2023 and December 31, 2022 was approximately $2,573.7 million and $2,565.9 million, respectively. As of September 30, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $20.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $136.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $157.4 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $105.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $112.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $218.3 million.
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
As of September 30, 2023, the Company had a deferred tax asset of $8.4 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2022, the Company had a deferred tax asset of

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
$9.5 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 30, 2023 and December 31, 2022, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $7.9 million and $8.3 million, respectively. The Company concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2023 and December 31, 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2023	September 30, 2023	December 31, 2022
Credit Facilities:
February 21, 2019	February 21, 2026	7.094%	$796,126	$729,144
Total Credit Facilities			$796,126	$729,144
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
(Less: Deferred financing fees)			(4,813)	(6,022)
Total Notes			$720,187	$718,978
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “November 2021 Amendment”). Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendement”). Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants (the “April 2022 Amendment”). The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”).
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the alternate base rate plus 1.25% (or 1.00% for so long as the Company maintains an investment grade credit rating) or (ii) the term SOFR plus 2.25% (or 2.00% for so long as the Company maintains an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months or 0.25% for borrowings with an interest period of six months. Borrowings denominated in certain foreign currencies, other than Australian dollars, bear interest on a per annum basis equal to

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if the Company no longer maintains an investment grade credit rating) or for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if the Company no longer maintains an investment grade credit rating). The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%.
In addition, the Company pays a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the remaining life of the February 2019 Credit Facility. In connection with the November 2021 Amendment, February 2022 Amendment, the April 2022 Amendment and the May 2023 Amendment, the Company incurred financing fees of approximately $4.1 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of September 30, 2023, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of September 30, 2023, the Company had U.S. dollar borrowings of $564.5 million outstanding under the February 2019 Credit Facility with an interest rate of 7.428% (one month SOFR of 5.328%), borrowings denominated in Swedish krona of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 5.875% (one month STIBOR of 3.875%), borrowings denominated in British pounds sterling of £68.6 million ($83.7 million U.S. dollars) with an interest rate of 7.218% (one month SONIA of 5.218%) and borrowings denominated in Euros of €138.6 million ($146.7 million U.S. dollars) with an interest rate of 5.750% (one month EURIBOR of 3.750%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of September 30, 2023 and December 31, 2022, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $796.1 million and $729.1 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
August 2025 Notes
On August 3, 2020, the Company entered into a Note Purchase Agreement (the “August 2020 NPA”) with Massachusetts Mutual Life Insurance Company governing the issuance of (1) $50.0 million in aggregate principal amount of Series A senior unsecured notes due August 2025 (the “Series A Notes due 2025”) with a fixed interest rate of 4.66% per year, and (2) up to $50.0 million in aggregate principal amount of additional senior unsecured notes due August 2025 with a fixed interest rate per year to be determined (the “Additional Notes” and, collectively with the Series A Notes due 2025, the “August 2025 Notes”), in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25.0 million of the Series A Notes due 2025 were issued on September 24, 2020 and an aggregate principal amount of $25.0 million of the Series A Notes due 2025 were issued on September 29, 2020, both of which will mature on August 4, 2025 unless redeemed,

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
purchased or prepaid prior to such date by the Company in accordance with their terms. Interest on the August 2025 Notes is due semiannually in March and September, beginning in March 2021. In addition, the Company is obligated to offer to repay the August 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2020 NPA, the Company may redeem the August 2025 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before November 3, 2024, a make-whole premium. The August 2025 Notes are guaranteed by certain of the Company’s subsidiaries, and are the Company’s general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Company’s permitted issuance period for the Additional Notes under the August 2020 NPA expired on February 3, 2022, prior to which date the Company issued no Additional Notes.
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of September 30, 2023, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of September 30, 2023 and December 31, 2022, the fair value of the outstanding August 2025 Notes was $47.0 million and $46.1 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2023, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of September 30, 2023 and December 31, 2022, the fair value of the outstanding Series B Notes was $57.3 million and $56.8 million, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the outstanding Series C Notes was $98.0 million and $97.7 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2023, the Company was in compliance with all covenants under the February 2021 NPA.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2023 and December 31, 2022, the fair value of the outstanding Series D Notes was $71.7 million and $69.6 million, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the outstanding Series E Notes was $59.1 million and $57.8 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of September 30, 2023 and December 31, 2022, the fair value of the outstanding November 2026 Notes was $298.4 million and $294.6 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the MVC Credit Support Agreement as of September 30, 2023 and December 31, 2022:

As of September 30, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$16,800	$3,200

Total MVC Credit Support Agreement					$3,200

As of December 31, 2022 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$12,386	$(1,214)

Total MVC Credit Support Agreement					$(1,214)
As of September 30, 2023 and December 31, 2022, the fair value of the MVC Credit Support Agreement was $16.8 million and $12.4 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the discount rate and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 MVC Credit Support Agreement as of September 30, 2023 and December 31, 2022. The average range of unobservable inputs is based on fair value of the MVC Credit Support Agreement.

September 30, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$16,800	Income Approach	Discount Rate	7.0% - 8.0%	7.5%	Decrease
			Time Until Exit (years)	2.8 - 5.8	4.3	Decrease

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$12,386	Income Approach	Discount Rate	7.1% - 8.1%	7.6%	Decrease
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of September 30, 2023 and December 31, 2022:

As of September 30, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$37,400	$(7,000)

Total Sierra Credit Support Agreement					$(7,000)

As of December 31, 2022 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$40,700	$(3,700)

Total Sierra Credit Support Agreement					$(3,700)
As of September 30, 2023 and December 31, 2022, the fair value of the Sierra Credit Support Agreement was $37.4 million and $40.7 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of September 30, 2023 and December 31, 2022. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

September 30, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$37,400	Simulation Analysis	Enterprise Value	$91 - $150,800	$75,446	Decrease
			Asset Volatility	35.0% - 70.0%	52.5%	Increase
			Time Until Exit (years)	0.0 - 8.3	4.2	Decrease
			Discount Rate	7.1%	7.1%	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Decrease

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$40,700	Simulation Analysis	Enterprise Value	$100 - $403,500	$201,800	Decrease
			Asset Volatility	37.5% - 70.0%	53.8%	Increase
			Time Until Exit (years)	0.0 - 9.1	4.6	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Decrease

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
The following tables present the Company’s foreign currency forward contracts as of September 30, 2023 and December 31, 2022:

As of September 30, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$4,471	$3,035	10/10/23	$(149)	Derivative liabilities
Foreign currency forward contract (AUD)	A$2,000	$1,281	10/10/23	10	Derivative assets
Foreign currency forward contract (AUD)	$47,086	A$70,298	10/10/23	1,706	Derivative assets

Foreign currency forward contract (CAD)	$7,011	C$9,229	10/10/23	184	Derivative assets
Foreign currency forward contract (CAD)	$130	C$176	10/10/23	—	Derivative assets

Foreign currency forward contract (DKK)	$13	89kr.	10/10/23	—	Derivative assets
Foreign currency forward contract (DKK)	$342	2,312kr.	10/10/23	14	Derivative assets

Foreign currency forward contract (EUR)	€5,000	$5,289	10/10/23	7	Derivative assets
Foreign currency forward contract (EUR)	€2,000	$2,203	10/10/23	(85)	Derivative liabilities
Foreign currency forward contract (EUR)	$86,143	€78,162	10/10/23	3,366	Derivative assets

Foreign currency forward contract (NZD)	$8,491	NZ$13,780	10/10/23	212	Derivative assets
Foreign currency forward contract (NZD)	$160	NZ$257	10/10/23	5	Derivative assets

Foreign currency forward contract (NOK)	$3,918	kr42,019	10/10/23	(32)	Derivative liabilities

Foreign currency forward contract (GBP)	£4,000	$4,879	10/02/23	4	Derivative assets
Foreign currency forward contract (GBP)	£1,000	$1,216	10/10/23	4	Derivative assets
Foreign currency forward contract (GBP)	$52,028	£41,019	10/10/23	1,960	Derivative assets
Foreign currency forward contract (GBP)	$1,464	£1,200	10/10/23	—	Derivative liabilities
Foreign currency forward contract (GBP)	$8,965	£6,976	10/10/23	450	Derivative assets
Foreign currency forward contract (GBP)	$3,152	£2,500	10/10/23	101	Derivative assets

Foreign currency forward contract (SEK)	$226	2,407kr	10/10/23	4	Derivative assets

Foreign currency forward contract (CHF)	$79	68Fr.	10/10/23	5	Derivative assets
Foreign currency forward contract (CHF)	$5,690	5,031Fr.	10/10/23	187	Derivative assets
Foreign currency forward contract (CHF)	$305	260Fr.	10/10/23	21	Derivative assets
Total				$7,974

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$72,553	$48,701	01/09/23	$511	Derivative assets
Foreign currency forward contract (AUD)	$47,177	A$72,553	01/09/23	(2,035)	Derivative liabilities
Foreign currency forward contract (AUD)	$47,055	A$69,919	04/11/23	(548)	Derivative liabilities

Foreign currency forward contract (CAD)	C$225	$165	01/09/23	1	Derivative assets
Foreign currency forward contract (CAD)	C$9,285	$6,819	01/09/23	34	Derivative assets
Foreign currency forward contract (CAD)	$4,578	C$6,207	01/09/23	(3)	Derivative liabilities
Foreign currency forward contract (CAD)	$2,415	C$3,303	01/09/23	(22)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,865	C$9,339	04/11/23	(34)	Derivative liabilities

Foreign currency forward contract (DKK)	2,260kr.	$323	01/09/23	2	Derivative assets
Foreign currency forward contract (DKK)	$300	2,260kr.	01/09/23	(24)	Derivative liabilities
Foreign currency forward contract (DKK)	$329	2,290kr.	04/11/23	(2)	Derivative liabilities

Foreign currency forward contract (EUR)	€106,443	$113,101	01/09/23	541	Derivative assets
Foreign currency forward contract (EUR)	€1,511	$1,500	01/09/23	113	Derivative assets
Foreign currency forward contract (EUR)	$106,563	€107,954	01/09/23	(8,692)	Derivative liabilities
Foreign currency forward contract (EUR)	$109,735	€102,649	04/11/23	(547)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$4,000	$2,581	01/09/23	(51)	Derivative liabilities
Foreign currency forward contract (NZD)	NZ$15,175	$9,538	01/09/23	60	Derivative assets
Foreign currency forward contract (NZD)	$208	NZ$351	01/09/23	(14)	Derivative liabilities
Foreign currency forward contract (NZD)	$10,767	NZ$18,824	01/09/23	(1,139)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,644	NZ$15,333	04/11/23	(62)	Derivative liabilities

Foreign currency forward contract (NOK)	kr37,773	$3,835	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$3,538	kr37,773	01/09/23	(297)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,050	kr39,732	04/11/23	(1)	Derivative liabilities

Foreign currency forward contract (GBP)	£37,951	$45,898	01/09/23	(240)	Derivative liabilities
Foreign currency forward contract (GBP)	$39,500	£34,951	01/09/23	(2,549)	Derivative liabilities
Foreign currency forward contract (GBP)	$3,396	£3,000	01/09/23	(213)	Derivative liabilities
Foreign currency forward contract (GBP)	$47,147	£38,899	04/11/23	243	Derivative assets

Foreign currency forward contract (SEK)	2,182kr.	$210	01/09/23	—	Derivative liabilities
Foreign currency forward contract (SEK)	$197	2,182kr.	01/09/23	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$217	2,247kr.	04/11/23	—	Derivative assets

Foreign currency forward contract (CHF)	3,803Fr.	$4,110	01/09/23	3	Derivative assets
Foreign currency forward contract (CHF)	$618	600Fr.	01/09/23	(31)	Derivative liabilities
Foreign currency forward contract (CHF)	$3,305	3,203Fr.	01/09/23	(158)	Derivative liabilities
Foreign currency forward contract (CHF)	$4,194	3,841Fr.	04/11/23	(2)	Derivative liabilities
Total				$(15,169)
As of September 30, 2023 and December 31, 2022, the total fair value of the Company’s foreign currency forward contracts was $8.0 million and $(15.2) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
1888 Industrial Services, LLC(1)(2)	Revolver	$15	$—
Accurus Aerospace Corporation(1)(2)	Revolver	519	1,152

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	402	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,549	—
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	1,707	—
Americo Chemical Products, LLC(1)(2)	Revolver	470	—
Amtech LLC(1)	Delayed Draw Term Loan	764	1,527
Amtech LLC(1)	Revolver	477	545
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	364	366
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,127	2,543
Arc Education(1)(3)	Delayed Draw Term Loan	1,444	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	518	789
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	168
ASC Communications, LLC(1)	Revolver	1,089	1,089
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	578	876
ATL II MRO Holdings, Inc.(1)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,233	1,295
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644	962
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	953	2,028
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	639	4,783
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	—	417
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	134	135
BrightSign LLC(1)(2)	Revolver	443	1,329
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	110
Catawba River Limited(1)(2)(4)	Structured Junior Note	12,800	12,635
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	—	1,028
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	78
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	3,155	—
Comply365, LLC(1)	Revolver	1,100	935
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	416	419
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	144	142
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	381	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,287	1,368
DISA Holdings Corp.(1)	Revolver	364	416
DreamStart Bidco SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	579
Dune Group(1)(2)(3)	Delayed Draw Term Loan	420	624
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	5,164	5,164
Eclipse Business Capital, LLC(1)	Revolver	18,000	17,455
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	9,272	9,272
EMI Porta Holdco LLC(1)(2)	Revolver	706	1,471
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	257
eShipping, LLC(1)	Delayed Draw Term Loan	869	1,650

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
eShipping, LLC(1)	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,618	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	524	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	640
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	—	246
Faraday(1)(2)(3)	Delayed Draw Term Loan	949	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	—	180
Finexvet(1)(2)(3)	Delayed Draw Term Loan	623	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	502	766
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	210	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	2,354
Front Line Power Construction LLC(1)(2)	Delayed Draw Term Loan	95	—
GB Eagle Buyer, Inc.(1)(2)	Revolver	2,581	2,581
Global Academic Group Limited(1)(2)(7)	Term Loan	393	451
GPNZ II GmbH(1)(2)(3)	CAF Term Loan	—	560
GPNZ II GmbH(1)(2)(3)	Term Loan	59	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	115	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	212	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	290	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	—	267
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(3)	Delayed Draw Term Loan	551	555
HemaSource, Inc.(1)(2)	Revolver	1,804	—
HTI Technology & Industries(1)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)	Revolver	1,364	1,364
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	—	913
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	255	1,261
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	1,794	2,380
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	748	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	55	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	738	744
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)	Revolver	1,207	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,068	1,441
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,830	2,830
Kemmerer Operations LLC(1)	Delayed Draw Term Loan	—	908
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	600	1,766
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	18	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
LeadsOnline, LLC(1)(2)	Revolver	2,603	2,603
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	2,500
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	—	138
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	104	106
Marshall Excelsior Co.(1)(2)	Revolver	551	413
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	276	296
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	738	797
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	922	968
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	538	—
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	357	407
Narda Acquisitionco., Inc.(1)	Revolver	1,311	1,180
NAW Buyer LLC(1)(2)	Delayed Draw Term Loan	7,576	—
NAW Buyer LLC(1)(2)	Revolver	1,894	—
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	476	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	250	443
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	93	—
NF Holdco, LLC(1)	Revolver	663	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	809	809
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	459	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	1,370	607
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,289
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	440	187
PDQ.Com Corporation(1)	Delayed Draw Term Loan	5,582	6,885
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	2,859	2,882
Process Insights Acquisition, Inc.(1)(2)	Delayed Draw Term Loan	935	—
Process Insights Acquisition, Inc.(1)(2)	Revolver	1,014	—
ProfitOptics, LLC(1)(2)	Revolver	290	484
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	629	792
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	721	727
Qualified Industries, LLC(1)	Revolver	242	—
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623
R1 Holdings, LLC(1)	Revolver	1,947	1,601
RA Outdoors, LLC(1)(2)	Revolver	747	1,235
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	4,412	4,412
Randys Holdings, Inc.(1)(2)	Revolver	1,326	1,571
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	—	725
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	600
Rhondda Financing No. 1 DAC(1)(2)(4)	Structured Junior Note	10,159	—
Rocade Holdings LLC(1)(2)	Preferred Equity	30,000	—
Rock Labor, LLC(1)(2)	Revolver	1,103	—
Royal Buyer, LLC(1)	Revolver	1,340	1,340
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,353	2,209
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	1,905	2,381
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	15	1,751

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Sanoptis S.A.R.L.(1)(3)	CAF Term Loan	1,598	—
SBP Holdings LP(1)	Delayed Draw Term Loan	788	—
SBP Holdings LP(1)	Revolver	1,065	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	—	2,270
Scout Bidco B.V.(1)(2)(3)	Revolver	1,022	1,030
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,118	2,134
Security Holdings B.V.(1)(2)(3)	Revolver	1,059	1,067
Security Holdings B.V.(1)(2)(3)	Revolver	529	—
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	673	—
Sereni Capital NV(1)(3)	Term Loan	—	109
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	665	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	1,978
Smartling, Inc.(1)	Revolver	1,176	1,176
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	3,440	—
SmartShift Group, Inc.(1)(2)	Revolver	1,651	—
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	—	38
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	1,135	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,596	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	3,944	4,664
Superjet Buyer, LLC(1)	Revolver	1,369	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933	1,933
Syntax Systems Ltd(1)(2)	Revolver	337	337
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	925	—
Tank Holding Corp(1)(2)	Revolver	189	698
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,104	1,088
Techone B.V.(1)(2)(3)	Revolver	302	203
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	3,229	2,826
The Hilb Group, LLC(1)	Delayed Draw Term Loan	503	1,182
Trader Corporation(1)(6)	Revolver	346	345
Trintech, Inc.(1)(2)	Revolver	383	—
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,350	1,350
Union Bidco Limited(1)(2)(4)	Acquisition Facility	79	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	655	1,170
Unither (Uniholding)(1)(2)(3)	Delayed Draw Term Loan	459	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,588	3,629
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	—	2,622

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Waccamaw River(2)	Joint Venture	—	2,480
West-NR AcquisitionCo., LLC(1)(2)	Delayed Draw Term Loan	2,500	—
Whitcraft Holdings, Inc.(1)(2)	Revolver	1,886	—
Woodland Foods, Inc.(1)(2)	Line of Credit	1,016	456
WWEC Holdings III Corp(1)	Delayed Draw Term Loan	3,106	3,106
WWEC Holdings III Corp(1)	Revolver	2,112	1,366
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,589	3,109
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	2,932	—
ZB Holdco LLC(1)(2)	Revolver	811	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,553	2,516
Total unused commitments to extend financing		$338,576	$308,532
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both September 30, 2023 and December 31, 2022, the Company had guaranteed €9.9 million ($10.5 million U.S. dollars and $10.6 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh (“MVC Auto”) that mature in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2023	2022
Per share data:
Net asset value at beginning of period	$11.05	$11.36
Net investment income (1)	0.88	0.78
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.71)	(0.02)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.74	(0.67)
Total increase (decrease) from investment operations (1)	0.91	0.09
Dividends/distributions paid to stockholders from net investment income	(0.76)	(0.71)
Sierra Merger (See Note 9) (2)	—	0.10
Deemed contribution - CSA (See Note 9)	—	0.40
Purchases of shares in share repurchase plan	0.05	0.04
Net asset value at end of period	$11.25	$11.28
Market value at end of period (3)	$8.91	$8.27
Shares outstanding at end of period	106,516,166	108,882,105
Net assets at end of period	$1,198,224	$1,228,061
Average net assets	$1,212,397	$1,167,772
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (4)	13.06%	8.98%
Ratio of net investment income to average net assets (annualized)	10.39%	8.99%
Portfolio turnover ratio (annualized) (5)	13.21%	38.41%
Total return (6)	19.86%	(19.45)%
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
(5)Portfolio turnover ratio as of September 30, 2022 excludes the impact of the Sierra Merger.
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
10. SUBSEQUENT EVENTS
On November 9, 2023, the Board declared a quarterly distribution of $0.26 per share payable on December 13, 2023 to holders of record as of December 6, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2023, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
An externally-managed business development company (“BDC”) generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment management and administrative services pursuant to the terms of an investment advisory agreement and an administration agreement. Under the terms of the New Barings BDC Advisory Agreement, the fees paid to Barings for managing our affairs are determined based upon an objective and fixed formula, as compared with the subjective and variable nature of the costs associated with employing management and employees in an internally-managed BDC structure, which include bonuses that cannot be directly tied to Company performance because of restrictions on incentive compensation under the Investment Company Act of 1940, as amended (the “1940 Act”).
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
As of September 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.6% and 9.7%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.1% and 9.1% as of September 30, 2023 and December 31, 2022, respectively.
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
In addition, in connection with the Sierra Merger, we committed to make open-market purchases of our common stock, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to our compliance with our covenant and regulatory requirements, shares of our common stock in an aggregate amount of up to $30.0 million at then-current market prices at any time the shares of our common stock trade below 90% of our then most recently disclosed NAV per share during the 12-month period commencing on April 1, 2022.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $270.0 billion Global Fixed Income Platform (as of September 30, 2023) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 52 investment professionals (as of September 30, 2023) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.

Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of September 30, 2023, our asset coverage ratio was 178.2%.
Portfolio Composition
The total value of our investment portfolio was $2,521.6 million as of September 30, 2023, as compared to $2,448.9 million as of December 31, 2022. As of September 30, 2023, we had investments in 335 portfolio companies with an aggregate cost of $2,576.2 million. As of December 31, 2022, we had investments in 322 portfolio companies with an aggregate cost of $2,562.4 million. As of both September 30, 2023 and December 31, 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2023:
Senior debt and 1st lien notes	$1,751,992	68%	$1,700,689	67%
Subordinated debt and 2nd lien notes	277,176	11	257,633	10
Structured products	105,045	4	89,731	4
Equity shares	293,210	11	355,690	14
Equity warrants	178	—	1,246	—
Investment in joint ventures / PE fund	148,596	6	116,646	5
	$2,576,197	100%	$2,521,635	100%
December 31, 2022:
Senior debt and 1st lien notes	$1,752,943	69%	$1,696,192	69%
Subordinated debt and 2nd lien notes	326,639	13	263,139	11
Structured products	88,805	3	73,550	3
Equity shares	230,188	9	284,570	12
Equity warrants	178	—	1,057	—
Investment in joint ventures / PE fund	163,645	6	130,427	5
	$2,562,398	100%	$2,448,935	100%
Investment Activity
During the nine months ended September 30, 2023, we made 25 new investments totaling $156.8 million, made investments in existing portfolio companies totaling $134.2 million and made a $55.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 10 loans repaid totaling $76.3 million and received $69.0 million of portfolio company principal payments, recognizing a loss on these repayments of $0.7 million. We received $17.5 million of return of capital from our joint ventures and equity investments. In addition, we received $34.0 million for the sale of loans, recognizing a net realized loss on these transactions of $49.0 million, and sold $91.5 million of middle-market portfolio debt investments to our joint ventures realizing a loss on these transactions of $0.3 million. In addition, investments in three portfolio companies were restructured, which resulted in a loss of $5.0 million. Lastly, we received proceeds related to the sale of equity investments totaling $4.8 million and recognized a net realized loss on such sales totaling $7.2 million.

During the nine months ended September 30, 2022, we made 69 new investments totaling $681.2 million, purchased $442.2 million of investments as part of the Sierra Merger, made investments in existing portfolio companies totaling $221.7 million and made additional investments in joint venture equity portfolio companies totaling $13.8 million. We had 29 loans repaid totaling $238.3 million, received $46.6 million of portfolio company principal payments and received $56.5 million of return of capital from our joint ventures. In addition, we sold $185.9 million of loans, recognizing a net realized loss on these transactions of $9.7 million, and sold $177.4 million of middle-market portfolio company debt investments to one of our joint ventures and realized a loss on these transactions of $5.6 million. We received proceeds related to the sale of equity investments totaling $1.9 million, a distribution from one of our portfolio companies totaling $6.2 million and recognized a net realized gain on such sales and distributions totaling $5.6 million. Lastly, we exchanged a debt investment totaling $13.8 million in one portfolio company for equity totaling $13.9 million and realized a loss on such exchange of $0.8 million.
Total portfolio investment activity for the nine months ended September 30, 2023 and 2022 was as follows:

Nine Months Ended September 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,696,192	$263,139	$73,550	$284,570	$1,057	$130,427	$2,448,935
New investments	237,812	32,722	22,669	69,685	—	2,480	365,368
Proceeds from sales of investments/return of capital	(139,593)	(2,800)	(4,404)	(4,844)	—	(17,530)	(169,171)
Loan origination fees received	(5,801)	(51)	—	—	—	—	(5,852)
Principal repayments received	(94,861)	(43,999)	(2,042)	—	—	—	(140,902)
Payment-in-kind interest/dividend	6,326	7,674	—	5,331	—	—	19,331
Accretion of loan premium/discount	612	495	17	—	—	—	1,124
Accretion of deferred loan origination revenue	5,605	437	—	—	—	—	6,042
Realized gain (loss)	(11,090)	(43,902)	—	(7,150)	—	—	(62,142)
Unrealized appreciation (depreciation)	5,487	43,918	(59)	8,098	189	1,269	58,902
Fair value, end of period	$1,700,689	$257,633	$89,731	$355,690	$1,246	$116,646	$2,521,635

Nine Months Ended September 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,221,598	$240,037	$40,271	$154,477	$1,107	$143,104	$1,800,594
New investments	746,494	89,750	7,061	73,532	4	13,797	930,638
Investments acquired in Sierra merger	235,770	66,662	46,666	7,065	72	85,963	442,198
Proceeds from sales of investments/return of capital	(346,876)	(21,555)	(6,421)	(1,632)	(250)	(62,730)	(439,464)
Loan origination fees received	(14,660)	(1,303)	—	—	—	—	(15,963)
Principal repayments received	(227,458)	(56,443)	(3,272)	—	—	—	(287,173)
Payment-in-kind interest/dividend	3,695	9,320	—	206	—	—	13,221
Accretion of loan premium/discount	1,403	137	16	—	—	—	1,556
Accretion of deferred loan origination revenue	6,818	1,761	—	—	—	—	8,579
Realized gain (loss)	(13,544)	(2,567)	—	177	(760)	6,181	(10,513)
Unrealized appreciation (depreciation)	(55,844)	(45,961)	(16,510)	45,739	(129)	(38,476)	(111,181)
Fair value, end of period	$1,557,396	$279,838	$67,811	$279,564	$44	$147,839	$2,332,492

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2023, we had seven portfolio companies with investments on non-accrual, the aggregate fair value of which was $40.1 million, which comprised 1.6% of the total fair value of our portfolio, and the aggregate cost of which was $64.6 million, which comprised 2.5% of the total cost of our portfolio. As of December 31, 2022, we had seven portfolio companies with investments on non-accrual, the fair value of which was $24.3 million, which comprised 1.0% of the total fair value of our portfolio, and the cost of which was $98.8 million, which comprised 3.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of September 30, 2023 is provided below:
1888 Industrial Services, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in 1888 Industrial Services, LLC, or 1888. The 1888 debt investments are on non-accrual status and as a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investments in 1888 for financial reporting purposes. As of September 30, 2023, the cost of our debt investments in 1888 was $1.9 million and the fair value of such investments was $1.1 million.
Anju Software, Inc.
During the quarter ended September 30, 2023, we placed our debt investment in Anju Software, Inc., or Anju Software, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Anju Software for financial reporting purposes. As of September 30, 2023, the cost of our debt investment in Anju Software was $13.2 million and the fair value of such investment was $9.9 million.
Black Angus Steakhouse, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. The Black Angus PIK term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our PIK term loan in Black Angus for financial reporting purposes. As of September 30, 2023, the cost of the PIK term loan in Black Angus was $9.6 million and the fair value of such investment was $6.1 million.
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific, Inc., or Core Scientific, on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of September 30, 2023, the cost of our debt investment in Core Scientific was $29.6 million and the fair value of such investment was $23.0 million.
Holland Acquisition Corp.
In connection with the Sierra Merger, we purchased our debt investment in Holland Acquisition Corp., or Holland. Holland is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Holland for financial reporting purposes. As of September 30, 2023, both the cost and fair value of our debt investment in Holland was nil.
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of September 30, 2023, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was nil.

Wawona Delaware Holdings, LLC
In connection with the Sierra Merger, we purchased our debt investment in Wawona Delaware Holdings, LLC, or Wawona. During the quarter ended March 31, 2023, we placed our debt investment in Wawona on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Wawona for financial reporting purposes. As of September 30, 2023, the cost of our debt investment in Wawona was $41.0 thousand and the fair value of such investment was $9.5 thousand.
Results of Operations
Comparison of the three and nine months ended September 30, 2023 and September 30, 2022
Operating results for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total investment income	$70,846	$56,306	$213,352	$155,656
Total operating expenses	37,125	28,394	118,113	76,955
Net investment income before taxes	33,721	27,912	95,239	78,701
Income taxes, including excise tax provision	412	—	807	6
Net investment income after taxes	33,309	27,912	94,432	78,695
Net realized gains (losses)	(17,260)	7,862	(75,543)	(3,803)
Net unrealized appreciation (depreciation)	2,010	(26,121)	79,039	(67,310)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(15,250)	(18,259)	3,496	(71,113)
Benefit from (provision for) taxes	262	240	161	(1,650)
Net increase in net assets resulting from operations	$18,321	$9,893	$98,089	$5,932
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
Total interest income	$55,405	$40,639	$162,719	$113,492
Total dividend income	8,515	7,905	26,639	22,844
Total fee and other income	2,650	4,321	10,250	10,589
Total payment-in-kind interest income	3,979	3,267	13,043	8,540
Interest income from cash	297	174	701	191
Total investment income	$70,846	$56,306	$213,352	$155,656
The change in total investment income for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates, an increase in the average size of our portfolio, increased dividends from portfolio companies and joint venture investments and increased PIK interest income. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 10.6% as of September 30, 2023, as compared to 8.6% as of September 30, 2022. The amount of our outstanding debt investments was $2,235.1 million as of September 30, 2023, as compared to $2,122.5 million as of September 30, 2022. The increase in the average size of our portfolio was largely due to net additions in middle-market and special situation investments. For the three and nine months ended September 30, 2023, dividends from portfolio companies and joint venture investments were $8.5 million and $26.6 million, respectively, as compared to $7.9 million and $22.8 million, respectively, for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2023, PIK interest income was $4.0 million and $13.0 million, respectively, as compared to $3.3 million and $8.5 million, respectively, for the three and nine months ended September 30, 2022.

Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating expenses:
Interest and other financing fees	$21,829	$15,341	$61,956	$40,170
Base management fees	8,315	8,267	24,302	21,520
Incentive management fees	4,618	1,825	24,309	6,579
General and administrative expenses	2,363	2,961	7,546	8,686
Total operating expenses	$37,125	$28,394	$118,113	$76,955
Interest and Other Financing Fees
Interest and other financing fees during the three and nine months ended September 30, 2023 and September 30, 2022 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes (each as defined below under “Liquidity and Capital Resources”). The increase in interest and other financing fees for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, was primarily attributable to increase in the weighted average interest rate on the February 2019 Credit Facility. The weighted average interest on the February 2019 Credit Facility was 7.1% as of September 30, 2023, as compared to 4.1% as of September 30, 2022.
Base Management Fees
Under the terms of the New Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2023, the amount of Base Management Fees incurred were approximately $8.3 million and $24.3 million, respectively. For the three and nine months ended September 30, 2022, the amount of Base Management Fees incurred were approximately $8.3 million and $21.5 million, respectively. The increase in the Base Management Fees for the nine months ended September 30, 2023 versus the nine months ended September 30, 2022 is primarily related to the average value of gross assets increasing from $2,295.4 million as of the end of the six most recently completed calendar quarters prior to September 30, 2022 to $2,592.2 million as of the end of the six most recently completed calendar quarters prior to September 30, 2023. For both the three and nine months ended September 30, 2023 and 2022, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the New Barings BDC Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). A portion of the Incentive Fee is based on our income (the “Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee”). The Income-Based Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the New Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2023, the amount of Income-Based Fees incurred were $4.6 million and $24.3 million, respectively, as compared to $1.8 million and $6.6 million, respectively, for the three and nine months ended September 30, 2022. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See Note 2 to our Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap. The increase in the Incentive Fees for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, relates predominately to an increase in pre-incentive fee net investment income. The amount of pre-incentive fee net investment income was $38.3 million as of September 30, 2023, as compared to $29.7 million as of September 30, 2022.

General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three and nine months ended September 30, 2023, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.5 million and $1.6 million, respectively. For the three and nine months ended September 30, 2022, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.9 million and $2.7 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our Board for their service on the Board, D&O insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$(16,696)	$(8,257)	$(62,142)	$(15,208)
Affiliate investments	—	—	—	101
Control investments	—	(773)	—	(1,587)
Net realized gains (losses) on investments	(16,696)	(9,030)	(62,142)	(16,694)
Distributions of realized gains by investment companies	—	6,181	—	6,181
Foreign currency transactions	(330)	245	3,743	(3,758)
Forward currency contracts	(234)	10,466	(17,144)	10,468
Net realized gains (losses)	$(17,260)	$7,862	$(75,543)	$(3,803)
During the three months ended September 30, 2023, we recognized net realized losses totaling $17.3 million, which consisted primarily of a net loss on our investment portfolio of $16.7 million, a net loss on foreign currency transactions of $0.3 million and a net loss on forward currency contracts of $0.2 million. During the nine months ended September 30, 2023, we recognized net realized losses totaling $75.5 million, which consisted primarily of a net loss on our investment portfolio of $62.1 million and net loss on forward currency contracts of $17.1 million, partially offset by a net gain on foreign currency transactions of $3.7 million. The net loss on our investment portfolio primarily related to the $43.6 million realized loss on the exit of our debt investments in Custom Alloy Corporation, which was all reclassified from unrealized depreciation during the nine months ended September 30, 2023.
During the three months ended September 30, 2022, we recognized net realized gains totaling $7.9 million, which consisted primarily of a net gain on forward currency contracts of $10.5 million, a net gain on foreign currency transactions of $0.2 million and a $6.2 million dividend from a portfolio company that was recognized as a net realized gain, partially offset by a net loss on our investment portfolio of $9.0 million. During the nine months ended September 30, 2022, we recognized net realized losses totaling $3.8 million, which consisted primarily of a net loss on our loan portfolio of $15.9 million, a $0.8 million loss on the exchange of a debt investment in one portfolio company for equity and a net loss on foreign currency transactions of $3.8 million, partially offset by a $6.2 million distribution from a portfolio company that was recognized as a net realized gain and a net gain on forward currency contracts of $10.5 million.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$9,336	$(29,481)	$62,108	$(123,498)
Affiliate investments	184	(320)	13,745	(759)
Control investments	(15,999)	(16,991)	(17,665)	14,704
Net unrealized appreciation (depreciation) on investments	(6,479)	(46,792)	58,188	(109,553)
Credit support agreements	(6,450)	3,440	1,114	(10,320)
Foreign currency transactions	7,560	13,777	(3,406)	37,325
Forward currency contracts	7,379	3,454	23,143	15,238
Net unrealized appreciation (depreciation)	$2,010	$(26,121)	$79,039	$(67,310)
During the three months ended September 30, 2023, we recorded net unrealized appreciation totaling $2.0 million, consisting of unrealized appreciation of $1.2 million on the MVC credit support agreement with Barings, net unrealized appreciation related to foreign currency transactions of $7.6 million, net unrealized appreciation related to forward currency contracts of $7.4 million and unrealized appreciation reclassification adjustments of $11.5 million related to the net realized losses on the sales / repayments of certain investments, net of unrealized depreciation on our current portfolio of $17.4 million, unrealized depreciation of $7.6 million on the Sierra credit support agreement with Barings and $0.7 million of deferred taxes. The net unrealized depreciation on our current portfolio of $17.4 million was driven primarily by the impact of foreign currency exchange rates on investments of $14.8 million and credit or fundamental performance of investments of $6.7 million, partially offset by broad market moves for investments of $4.1 million.
During the nine months ended September 30, 2023, we recorded net unrealized appreciation totaling $79.0 million, consisting of unrealized appreciation of $4.4 million on the MVC credit support agreement with Barings, net unrealized appreciation related to forward currency contracts of $23.1 million and net unrealized appreciation reclassification adjustments of $59.1 million related to the net realized losses on the sales / repayments of certain investments, net of unrealized depreciation on our current portfolio of $0.2 million, unrealized depreciation of $3.3 million on the Sierra credit support agreement with Barings, net unrealized depreciation related to foreign currency transactions of $3.4 million and $0.7 million of deferred taxes. The net unrealized depreciation on our current portfolio of $0.2 million was driven primarily by the impact of foreign currency exchange rates on investments of $4.0 million and credit or fundamental performance of investments of $3.3 million, partially offset by broad market moves for investments of $7.1 million.
During the three months ended September 30, 2022, we recorded net unrealized depreciation totaling $26.1 million, consisting of net unrealized depreciation on our current portfolio of $47.9 million, unrealized depreciation of $0.1 million on the MVC credit support agreement with Barings, unrealized depreciation reclassification adjustments of $0.5 million related to the net realized gains on the sales / repayments of certain investments, net of unrealized appreciation of $3.5 million on the Sierra credit support agreement with Barings, deferred tax asset of $1.6 million, net unrealized appreciation related to foreign currency transactions of $13.8 million and net unrealized appreciation related to forward currency contracts of $3.4 million. The net unrealized depreciation on our current portfolio of $47.9 million was driven primarily by credit or fundamental performance of investments of $1.8 million, the impact of foreign currency exchange rates on investments of $26.9 million and broad market moves for investments of $19.2 million.
During the nine months ended September 30, 2022, we recorded net unrealized depreciation totaling $67.3 million, consisting of net unrealized depreciation on our current portfolio of $110.5 million, net unrealized depreciation of $6.1 million on the MVC credit support agreement with Barings, net unrealized depreciation of $4.2 million on the Sierra credit support agreement with Barings, unrealized depreciation reclassification adjustments of $0.7 million related to the net realized gains on the sales / repayments of certain investments, net of deferred tax asset of $1.6 million, net unrealized appreciation related to foreign currency transactions of $37.3 million and net unrealized appreciation related to forward currency contracts of $15.2 million. The net unrealized depreciation on our current portfolio of $110.5 million was driven primarily by the impact of foreign currency exchange rates on investments of $56.2 million and broad market moves for investments of $74.7 million, partially offset by credit or fundamental performance of investments of $20.3 million.

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
Cash Flows
For the nine months ended September 30, 2023, we experienced a net decrease in cash in the amount of $89.7 million. During that period, our operating activities used $62.1 million in cash, consisting primarily of purchases of portfolio investments of $400.5 million partially offset by proceeds from sales or repayments of portfolio investments totaling $273.6 million. In addition, our financing activities used net cash of $27.6 million, consisting of dividends paid in the amount of $81.3 million and share repurchases of $10.9 million, partially offset by net borrowings under the February 2019 Credit Facility of $67.0 million. As of September 30, 2023, we had $49.8 million of cash and foreign currencies on hand.
For the nine months ended September 30, 2022, we experienced a net increase in cash in the amount of $53.1 million. During that period, our operating activities provided $109.7 million in cash, consisting primarily of net cash acquired from the acquisition of Sierra of $101.9 million and proceeds from sales or repayments of portfolio investments totaling $900.3 million, partially offset by purchases of portfolio investments of $938.7 million. In addition, our financing activities used net cash of $56.6 million, consisting of dividends paid in the amount of $67.7 million and share repurchases of $23.6 million, partially offset by net borrowings under the February 2019 Credit Facility of $36.6 million. As of September 30, 2022, we had $137.3 million of cash and foreign currencies on hand.
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “November 2021 Amendment”). Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants (the “April 2022 Amendment”). We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”).
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 1.25% (or 1.00% for so long as we maintain an investment grade credit rating) or (ii) the term SOFR plus 2.25% (or 2.00% for so long as we maintain an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months or 0.25% for borrowings with an interest period of six months. Borrowings denominated in certain foreign currencies, other than Australian dollars, bear interest on a per annum basis equal to the applicable currency rate for the foreign currency as defined in the credit agreement plus 2.00% (or 2.25% if we no longer maintain an investment grade credit rating) or for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.20% (or 2.45% if we no longer maintain an investment grade credit rating). The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%.

In addition, we pay a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, we incurred financing fees of approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility. In connection with the November 2021 Amendment, February 2022 Amendment, the April 2022 Amendment and the May 2023 Amendment, we incurred financing fees of approximately $4.1 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
As of September 30, 2023, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $564.5 million outstanding under the February 2019 Credit Facility with an interest rate of 7.428% (one month SOFR of 5.328%), borrowings denominated in Swedish krona of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 5.875% (one month STIBOR of 3.875%), borrowings denominated in British pounds sterling of £68.6 million ($83.7 million U.S. dollars) with an interest rate of 7.218% (one month SONIA of 5.218%) and borrowings denominated in Euros of €138.6 million ($146.7 million U.S. dollars) with an interest rate of 5.750% (one month EURIBOR of 3.750%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2023, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $796.1 million. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
August 2025 Notes
On August 3, 2020, we entered into a Note Purchase Agreement (the “August 2020 NPA”) with Massachusetts Mutual Life Insurance Company governing the issuance of (1) $50.0 million in aggregate principal amount of Series A senior unsecured notes due August 2025 (the “Series A Notes due 2025”) with a fixed interest rate of 4.66% per year, and (2) up to $50.0 million in aggregate principal amount of additional senior unsecured notes due August 2025 with a fixed interest rate per year to be determined (the “Additional Notes” and, collectively with the Series A Notes due 2025, the “August 2025 Notes”), in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25.0 million of the Series A Notes due 2025 were issued on September 24, 2020 and an aggregate principal amount of $25.0 million of the Series A Notes due 2025 were issued on September 29, 2020, both of which will mature on August 4, 2025 unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. Interest on the August 2025 Notes is due semiannually in March and September, beginning in March 2021. In addition, we are obligated to offer to repay the August 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2020 NPA, we may redeem the August 2025 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before November 3, 2024, a make-whole premium. The August 2025 Notes are guaranteed by certain of our subsidiaries, and are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The Company’s permitted issuance period for the Additional Notes under the August 2020 NPA expired on February 3, 2022, prior to which date the Company issued no Additional Notes.
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of September 30, 2023, we were in compliance with all covenants under the August 2020 NPA.
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
As of September 30, 2023, the fair value of the outstanding August 2025 Notes was $47.0 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2023, we were in compliance with all covenants under the November 2020 NPA.
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
As of September 30, 2023, the fair value of the outstanding Series B Notes and the Series C Notes was $57.3 million and $98.0 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2023, we were in compliance with all covenants under the February 2021 NPA.
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
As of September 30, 2023, the fair value of the outstanding Series D Notes and the Series E Notes was $71.7 million and $59.1 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of September 30, 2023, the fair value of the outstanding November 2026 Notes was $298.4 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Share Repurchase Program
In connection with the closing of the MVC Acquisition on December 23, 2020, we committed to make open-market purchases of shares of our common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of our then most recently disclosed net ass value (“NAV”) per share. Any repurchases pursuant to the authorized program occurred during the 12-month period that commenced upon the filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and were made in accordance with applicable legal, contractual and regulatory requirements. The MVC-related repurchase program terminated on May 6, 2022. Prior to its termination, we repurchased a total of 207,677 shares of common stock in the open market under the MVC repurchase program at an average price of $10.14 per share, including broker commissions.
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
On February 23, 2023, our Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by our Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the nine months ended September 30, 2023, we repurchased a total of 1,400,000 shares of common stock in the open market under the authorized program at an average price of $7.75 per share, including brokerage commissions.

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
We have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing agreement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend under published guidance from the Internal Revenue Service) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.
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
Recent Developments
Subsequent to September 30, 2023, we made approximately $105.3 million of new commitments, of which $96.7 million closed and funded. The $96.7 million of investments consists of $94.6 million of first lien senior secured debt investments, $2.0 million of subordinated debt investments and $0.1 million of equity investments. The weighted average yield of the debt investments was 13.1%. In addition, we funded $9.7 million of previously committed delayed draw term loans and $2.5 million of a previously committed preferred equity co-investment.
On November 9, 2023, the Board declared a quarterly distribution of $0.26 per share payable on December 13, 2023 to holders of record as of December 6, 2023.
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
Valuation of Investments
The Adviser conducts the valuation of our investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by the Adviser and were approved by the Board.
As of September 30, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 210% of our total net assets, as compared to approximately 205% of our total net assets as of December 31, 2022.
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP (each as defined in Note 3 to our Unaudited Consolidated Financial Statements) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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

Fee income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$1,740	$1,582	$5,160	$4,398
Management, valuation and other fees	518	620	1,712	667
Total Recurring Fee Income	2,258	2,202	6,872	5,065
Non-Recurring Fee Income:
Prepayment fees	—	—	329	134
Acceleration of unamortized loan origination fees	208	1,685	882	4,182
Advisory, loan amendment and other fees	184	434	2,167	1,208
Total Non-Recurring Fee Income	392	2,119	3,378	5,524
Total Fee Income	$2,650	$4,321	$10,250	$10,589
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2023 and December 31, 2022, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
1888 Industrial Services, LLC(1)(2)	Revolver	$15	$—
Accurus Aerospace Corporation(1)(2)	Revolver	519	1,152
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	402	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,549	—
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	1,707	—

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Americo Chemical Products, LLC(1)(2)	Revolver	470	—
Amtech LLC(1)	Delayed Draw Term Loan	764	1,527
Amtech LLC(1)	Revolver	477	545
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	364	366
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,127	2,543
Arc Education(1)(3)	Delayed Draw Term Loan	1,444	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	518	789
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	168
ASC Communications, LLC(1)	Revolver	1,089	1,089
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	578	876
ATL II MRO Holdings, Inc.(1)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,233	1,295
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644	962
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	953	2,028
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	639	4,783
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	—	417
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	134	135
BrightSign LLC(1)(2)	Revolver	443	1,329
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	110
Catawba River Limited(1)(2)(4)	Structured Junior Note	12,800	12,635
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	—	1,028
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	78
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	3,155	—
Comply365, LLC(1)	Revolver	1,100	935
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	416	419
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	144	142
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	381	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,287	1,368
DISA Holdings Corp.(1)	Revolver	364	416
DreamStart Bidco SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	579
Dune Group(1)(2)(3)	Delayed Draw Term Loan	420	624
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	5,164	5,164
Eclipse Business Capital, LLC(1)	Revolver	18,000	17,455
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	9,272	9,272
EMI Porta Holdco LLC(1)(2)	Revolver	706	1,471
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	257
eShipping, LLC(1)	Delayed Draw Term Loan	869	1,650
eShipping, LLC(1)	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,618	2,639

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	524	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	640
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	—	246
Faraday(1)(2)(3)	Delayed Draw Term Loan	949	—
Fineline Technologies, Inc.(1)	Delayed Draw Term Loan	—	180
Finexvet(1)(2)(3)	Delayed Draw Term Loan	623	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	502	766
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	210	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	2,354
Front Line Power Construction LLC(1)(2)	Delayed Draw Term Loan	95	—
GB Eagle Buyer, Inc.(1)(2)	Revolver	2,581	2,581
Global Academic Group Limited(1)(2)(7)	Term Loan	393	451
GPNZ II GmbH(1)(2)(3)	CAF Term Loan	—	560
GPNZ II GmbH(1)(2)(3)	Term Loan	59	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	115	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	212	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	290	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	—	267
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(3)	Delayed Draw Term Loan	551	555
HemaSource, Inc.(1)(2)	Revolver	1,804	—
HTI Technology & Industries(1)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)	Revolver	1,364	1,364
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	—	913
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	255	1,261
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	1,794	2,380
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	748	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	55	55
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	738	744
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)	Revolver	1,207	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,068	1,441
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,830	2,830
Kemmerer Operations LLC(1)	Delayed Draw Term Loan	—	908
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	600	1,766
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	18	—
LeadsOnline, LLC(1)(2)	Revolver	2,603	2,603
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	2,500

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	—	138
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	104	106
Marshall Excelsior Co.(1)(2)	Revolver	551	413
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	276	296
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	738	797
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	922	968
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	538	—
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	357	407
Narda Acquisitionco., Inc.(1)	Revolver	1,311	1,180
NAW Buyer LLC(1)(2)	Delayed Draw Term Loan	7,576	—
NAW Buyer LLC(1)(2)	Revolver	1,894	—
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	476	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	250	443
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	93	—
NF Holdco, LLC(1)	Revolver	663	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	809	809
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	459	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	1,370	607
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,289
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	440	187
PDQ.Com Corporation(1)	Delayed Draw Term Loan	5,582	6,885
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	2,859	2,882
Process Insights Acquisition, Inc.(1)(2)	Delayed Draw Term Loan	935	—
Process Insights Acquisition, Inc.(1)(2)	Revolver	1,014	—
ProfitOptics, LLC(1)(2)	Revolver	290	484
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	629	792
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	721	727
Qualified Industries, LLC(1)	Revolver	242	—
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623
R1 Holdings, LLC(1)	Revolver	1,947	1,601
RA Outdoors, LLC(1)(2)	Revolver	747	1,235
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	4,412	4,412
Randys Holdings, Inc.(1)(2)	Revolver	1,326	1,571
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	—	725
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	600
Rhondda Financing No. 1 DAC(1)(2)(4)	Structured Junior Note	10,159	—
Rocade Holdings LLC(1)(2)	Preferred Equity	30,000	—
Rock Labor, LLC(1)(2)	Revolver	1,103	—
Royal Buyer, LLC(1)	Revolver	1,340	1,340
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,353	2,209
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	1,905	2,381
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	15	1,751
Sanoptis S.A.R.L.(1)(3)	CAF Term Loan	1,598	—
SBP Holdings LP(1)	Delayed Draw Term Loan	788	—

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
SBP Holdings LP(1)	Revolver	1,065	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	—	2,270
Scout Bidco B.V.(1)(2)(3)	Revolver	1,022	1,030
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,118	2,134
Security Holdings B.V.(1)(2)(3)	Revolver	1,059	1,067
Security Holdings B.V.(1)(2)(3)	Revolver	529	—
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	673	—
Sereni Capital NV(1)(3)	Term Loan	—	109
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	665	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	1,978
Smartling, Inc.(1)	Revolver	1,176	1,176
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	3,440	—
SmartShift Group, Inc.(1)(2)	Revolver	1,651	—
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	—	38
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	1,135	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,596	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	3,944	4,664
Superjet Buyer, LLC(1)	Revolver	1,369	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,933	1,933
Syntax Systems Ltd(1)(2)	Revolver	337	337
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	925	—
Tank Holding Corp(1)(2)	Revolver	189	698
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,104	1,088
Techone B.V.(1)(2)(3)	Revolver	302	203
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,811	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	3,229	2,826
The Hilb Group, LLC(1)	Delayed Draw Term Loan	503	1,182
Trader Corporation(1)(6)	Revolver	346	345
Trintech, Inc.(1)(2)	Revolver	383	—
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,350	1,350
Union Bidco Limited(1)(2)(4)	Acquisition Facility	79	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	655	1,170
Unither (Uniholding)(1)(2)(3)	Delayed Draw Term Loan	459	—
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,588	3,629
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	—	2,622
Waccamaw River(2)	Joint Venture	—	2,480
West-NR AcquisitionCo., LLC(1)(2)	Delayed Draw Term Loan	2,500	—

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Whitcraft Holdings, Inc.(1)(2)	Revolver	1,886	—
Woodland Foods, Inc.(1)(2)	Line of Credit	1,016	456
WWEC Holdings III Corp(1)	Delayed Draw Term Loan	3,106	3,106
WWEC Holdings III Corp(1)	Revolver	2,112	1,366
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,589	3,109
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	2,932	—
ZB Holdco LLC(1)(2)	Revolver	811	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,553	2,516
Total unused commitments to extend financing		$338,576	$308,532
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both September 30, 2023 and December 31, 2022, we had guaranteed €9.9 million ($10.5 million U.S. dollars and $10.6 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto, that mature in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2023, we were not a party to any interest rate hedging arrangements.

As of the end of June 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
Our loan agreements with our portfolio companies that referenced LIBOR included fallback language in the event that LIBOR was discontinued, became unrepresentative or in the event that the method for determining LIBOR has changed. As a result of this language or through other bi-lateral amendments, all of these loan agreements have transitioned to an alternative reference rate.
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
The U.S. Federal Reserve is currently embarking on a campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases is to slow economic growth and reduce price pressure. There is a significant chance that this central bank tightening cycle could force the United States into a recession, at which point interest rates and base rates would likely decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of September 30, 2023, approximately $1,943.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our September 30, 2023 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$58,316	$23,884	$34,432
Up 200 basis points	38,877	15,923	22,954
Up 100 basis points	19,439	7,961	11,478
Down 25 basis points	(4,860)	(1,990)	(2,870)
Down 50 basis points	(9,719)	(3,981)	(5,738)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of September 30, 2023, we had U.S. dollar borrowings of $564.5 million outstanding under the February 2019 Credit Facility with an interest rate of 7.428% (one month SOFR of 5.328%), borrowings denominated in Swedish krona of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 5.875% (one month STIBOR of 3.875%), borrowings denominated in British pounds sterling of £68.6 million ($83.7 million U.S. dollars) with an interest rate of 7.218% (one month SONIA of 5.218%) and borrowings denominated in Euros of €138.6 million ($146.7 million U.S. dollars) with an interest rate of 5.750% (one month EURIBOR of 3.750%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2023, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 65,087 shares of our common stock for an aggregate of $586,541 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on August 9, 2023.
On February 23, 2023, the Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the three months ended September 30, 2023, we did not repurchase any shares.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange

Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
Appointment of an Officer
On November 9, 2023, the Board appointed Michael A. DeSieno as Chief Accounting Officer of the Company, effective immediately.
Mr. DeSieno, 37, also serves as Chief Accounting Officer of each of Barings Private Credit Corporation and Barings Capital Investment Corporation. Mr. DeSieno previously served as Senior Director, Head of U.S. Accounting and Financial Reporting for Barings LLC. Prior to joining Barings in 2017, Mr. DeSieno held SEC Reporting roles with MSC Industrial Direct Co., Inc. and Hilton Worldwide. Mr. DeSieno began his career as an auditor with Cherry Bekaert. Mr. DeSieno is a graduate of James Madison University where he obtained a BBA degree in Accounting and a Master of Sciences in Accounting degree. He is also a Virginia Certified Public Accountant.
There is no arrangement or understanding between Mr. DeSieno and any other person pursuant to which he was appointed as Chief Accounting Officer. Further, with regard to Mr. DeSieno, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.
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

BARINGS BDC, INC.

Date:	November 9, 2023	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	November 9, 2023	/s/ Michael A. DeSieno
Michael A. DeSieno
Chief Accounting Officer
(Principal Accounting Officer)