Form 10-K
period 2023-12-31
Barings BDC, Inc.
filed 2024-02-22
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure that all executive officers, directors and 10% or more stockholders of the registrant are “affiliates”) as of June 30, 2023, based on the closing price on that date of $7.84 on the New York Stock Exchange, was $724,112,122.
The number of shares outstanding of the registrant’s common stock on February 22, 2024 was 106,067,070.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant's 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BARINGS BDC, INC.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023

FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports we may file with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas.
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

PART I
Item 1.  Business.
Organization
We are a Maryland corporation incorporated on October 10, 2006. We currently operate as a closed-end, non-diversified investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected and intend to qualify annually for federal income tax purposes to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).
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
The Asset Sale and Externalization Transactions
In April 2018, we entered into an asset purchase agreement (the “Asset Purchase Agreement”), with BSP Asset Acquisition I, LLC (the “Asset Buyer”), an affiliate of Benefit Street Partners L.L.C., pursuant to which we agreed to sell our December 31, 2017 investment portfolio to the Asset Buyer for gross proceeds of $981.2 million in cash, subject to certain adjustments to take into account portfolio activity and other matters occurring since December 31, 2017 (such transaction referred to herein as the “Asset Sale Transaction”). Also in April 2018, we entered into a stock purchase and transaction agreement (the “Externalization Agreement”), with Barings LLC (“Barings” or the “Adviser”) through which Barings agreed to become our investment adviser in exchange for (1) a payment by Barings of $85.0 million, or approximately $1.78 per share, directly to our stockholders, (2) an investment by Barings of $100.0 million in newly issued shares of our common stock at net asset value (“NAV”) and (3) a commitment from Barings to purchase up to $50.0 million of shares of our common stock in the open market at prices up to and including our then-current NAV per share for a two-year period, after which Barings agreed to use any remaining funds from the $50.0 million to purchase additional newly-issued shares of our common stock at the greater of our then-current NAV per share or market price (collectively, the “Externalization Transaction”). The Asset Sale Transaction and the Externalization Transaction are collectively referred to as the “Transactions.” The Transactions were approved by our stockholders at our July 24, 2018 special meeting of stockholders (the “2018 Special Meeting”).
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
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the MVC Merger, we entered into a Credit Support Agreement (the “MVC Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. The MVC Credit Support Agreement is intended to give stockholders of the combined company downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the MVC Merger. There is no fee or other payment by us to Barings or any of its affiliates in connection with the MVC Credit Support Agreement. Any cash payment from Barings to us under the MVC Credit Support Agreement will be excluded from the incentive fee calculations under the Barings BDC Advisory Agreement (as defined below). See “Note 2. Agreements and Related Party Transactions” and “Note. 6 Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
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
In connection with the Sierra Merger, on February 25, 2022, following the closing of the Sierra Merger, we entered into (1) a second amended and restated investment advisory agreement with Barings (the “Second Amended and Restated Barings BDC Advisory Agreement”), and (2) a credit support agreement (the “Sierra Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. See “Note 2. Agreements and Related Party Transactions” and “Note. 6 Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
Overview of Our Business
Barings focuses on investing our portfolio primarily in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under the 1940 Act (the “Exemptive Relief”) permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings’ Global Private Finance Group (“Barings GPFG”), manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $301.1 billion Global Fixed Income Platform (as of December 31, 2023) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple traded closed-end funds and business development companies.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 48 investment professionals (as of December 31, 2023) located in three offices in the U.S. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the 2018 Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level that is more consistent with a portfolio of senior secured debt. As of December 31, 2023, our asset coverage ratio was 183.6%.
Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG’s Origination and Portfolio Management Resources. As of December 31, 2023 Barings GPFG has over 95 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
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
We continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 475 basis points and SOFR plus 675 basis points per annum.
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
There is no single approach for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.
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

Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP (each as defined in “Note 3. Investments” in the Notes to Consolidated Financial Statements) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Quarterly Net Asset Value Determination
We determine the NAV per share of our common stock on at least a quarterly basis. The NAV per share is equal to the value of our total assets minus total liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.
Competition
We compete for investments with a number of investment funds including public funds, private debt funds and private equity funds, other BDCs, as well as traditional financial services companies such as commercial banks and other sources of financing. Some of these entities have greater financial and managerial resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.
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
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the fiscal years ended December 31, 2021, December 31, 2022 and December 31, 2023 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.

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
We intend to use primarily newly issued shares to implement the plan, so long as our shares are trading at or above NAV. If our shares are trading below NAV, we intend to purchase shares in the open market in connection with our implementation of the plan. If we use newly issued shares to implement the plan, the number of shares to be issued to a common stockholder is determined by dividing the total dollar amount of the dividend payable to such common stockholder by the market price per share of our common stock at the close of regular trading on The New York Stock Exchange (the “NYSE”) on the dividend payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, at the average of their reported bid and asked prices. If we purchase shares in the open market to implement the plan, the number of shares to be received by a common stockholder is determined by dividing the total dollar amount of the dividend payable to such common stockholder by the average price per share for all shares purchased by the Plan Administrator in the open market in connection with the dividend. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend cannot be established until the value per share at which additional shares will be issued has been determined and elections of our common stockholders have been tabulated.
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
Common stockholders who receive dividends in the form of stock generally are subject to the same federal, state and local tax consequences as are common stockholders who elect to receive their dividends in cash. A common stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the common stockholder. Any stock received in a dividend will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. common stockholder’s account. Stock received in a dividend may generate a wash sale if a common stockholder sold our stock at a realized loss within 30 days either before or after such dividend.
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
Employees
We do not currently have any employees and do not expect to have any employees. The services necessary for our business are provided by individuals who are employees of Barings, pursuant to the terms of the Barings BDC Advisory Agreement and our Administration Agreement. Each of our executive officers is an employee of Barings and our day-to-day investment activities are managed by Barings.
Management Agreements
In connection with the MVC Acquisition, we entered into the Amended and Restated Advisory Agreement following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The Amended and Restated Advisory Agreement was approved on September 9, 2020 by the then-current Board, including a majority of the directors on the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), of the Company or Barings. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. In connection with the Sierra Merger, we entered into the Second Amended Barings BDC Advisory Agreement on February 25, 2022. The Second Amended Barings BDC Advisory Agreement was approved by our Board, including a majority of the Independent Directors of the Company or Barings, on May 5, 2022. On June 24, 2023, we entered into a third amended and restated investment advisory agreement with Barings (the “Barings BDC Advisory Agreement”) in order to update the term of the agreement to expire on June 24 each year subject to annual re-approval in accordance with its terms. All other terms and provisions of the Second Amended and Restated Barings BDC Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the fees payable to the Adviser, remain unchanged under the Barings BDC Advisory Agreement. The Barings BDC Advisory Agreement was approved by our Board, including a majority of the Independent Directors of the Company or Barings, on May 4, 2023 and made to become effective on June 24, 2023.
Investment Advisory Agreement
Pursuant to the Barings BDC Advisory Agreement, Barings manages our day-to-day operations and provides us with investment advisory services. Among other things, Barings (i) determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of our investments; (iii) executes, closes, services and monitors the investments that we make; (iv) determines the securities and other assets that we will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides us with such other investment advisory, research and related services we may, from time to time, reasonably require for the investment of its funds.
The Barings BDC Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Barings, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings (collectively, the “IA Indemnified Parties”), are entitled to indemnification from us for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of any actions or omissions or otherwise based upon the performance of any of Barings’ duties or obligations under the Barings BDC Advisory Agreement or otherwise as our investment adviser. Barings’ services under the Barings BDC Advisory Agreement are not exclusive, and Barings is generally free to furnish similar services to other entities so long as its performance under the Barings BDC Advisory Agreement is not adversely affected.
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
Under the Barings BDC Advisory Agreement, we pay Barings (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides us thereunder.
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
The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income (the “ Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee ”), each as described below:
(i) The Income-Based Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Quarters. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 2.0625% (8.25% annualized) by the aggregate of our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Income-Based Fee and the Capital Gains Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The calculation of the Income-Based Fee for each quarter is as follows:
(A) No Income-Based Fee will be payable to Barings in any calendar quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Hurdle Amount;
(B) 100% of our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.578125% (10.3125% annualized) by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide Barings with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Quarters; and

(C) For any quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Income-Based Fee shall equal 20% of the amount of our Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Hurdle Amount and Catch-Up Amount will have been achieved.
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
(iii) The second part of the Incentive Fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Barings BDC Advisory Agreement), commencing with the calendar year ended on December 31, 2018, and is calculated at the end of each applicable year by subtracting (1) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years commencing with the calendar year ended on December 31, 2018. If such amount is negative, then there is no Capital Gains Fee payable for such year. If this Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.
Under the Barings BDC Advisory Agreement, the “cumulative aggregate realized capital gains” are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.
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
Under the Barings BDC Advisory Agreement, the “accreted or amortized cost basis of an investment” shall mean the accreted or amortized cost basis of such investment as reflected in our financial statements.

Payment of Company Expenses
Under the Barings BDC Advisory Agreement, all investment professionals of Barings and its staff, when and to the extent engaged in providing services required to be provided by Barings under the Barings BDC Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Barings and not by us, except that all costs and expenses relating to our operations and transactions, including, without limitation, those items listed in the Barings BDC Advisory Agreement, will be borne by us.
Duration and Termination of Advisory Agreement
The Barings BDC Advisory Agreement was most recently approved on May 4, 2023 and made to become effective on June 24, 2023 by our Board, including a majority of the Independent Directors of the Company or Barings, for a one-year term ending on June 24, 2024. Thereafter, it will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Independent Directors of the Company or Barings. The Barings BDC Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser. The Barings BDC Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined under the 1940 Act).
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
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2021, 2022 and 2023 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) which hold a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) such that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold certain interests in portfolio companies that are organized as partnerships or limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of qualifying investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate level U.S. federal income taxes. Where interests in partnerships or LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense, if any, is reflected in our Consolidated Statements of Operations.
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
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors on a BDC’s board of directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.
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
Election to be Taxed as a RIC
We have qualified and elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2007. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” (“ICTI”), which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss (the “Annual Distribution Requirement”). Even if we qualify for tax treatment as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.
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
Gain or loss realized by us from warrants acquired by us, as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
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
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation of Business Development Companies — Qualifying Assets” and “Regulation of Business Development Companies — Senior Securities” above. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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
Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock. See “Risk Factors — Risk Relating to Our Business and Structure — We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business” included in Item 1A of Part I of this Annual Report on Form 10-K.
Withholding
Our distributions generally will be treated as dividends for U.S. tax purposes and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder and an exemption from U.S. tax in the hands of a non-U.S. stockholder.
Under an exemption, properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. stockholders. Under such exemption, a non-U.S. stockholder generally may receive interest-related dividends free of U.S. withholding tax if such stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. In particular, the exemption does not apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case shares of our stock are held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report the payment as a dividend eligible for the exemption.

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

Item 1A. Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV, the trading price of our common stock and the value of our other securities could decline, and you may lose all or part of your investment.
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
•The fee structure under the Barings BDC Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
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
•Inflation could adversely affect the business, results of operations, and financial condition of our portfolio companies.
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
•Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their NAV, and may trade at premiums that may prove to be unsustainable.
Risks Relating to Our Business and Structure
We are dependent upon Barings’ access to its investment professionals for our success.
We depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We depend on members of Barings’ investment team to appropriately analyze our investments and the relevant investment committee to approve and monitor our portfolio investments. Barings’ investment teams evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued availability of the members of Barings’ investment committee and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Barings, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. If these individuals do not maintain their existing relationships with Barings and its affiliates or do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of Barings’ investment committee or of other investment professionals of Barings and its affiliates may limit our ability to achieve our investment objectives and operate as we anticipate, which could have a material adverse effect on our financial condition, results of operations and cash flows. Barings evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Barings BDC Advisory Agreement. We can offer no assurance, however, that the investment professionals of Barings will continue to provide investment advice to us or that we will continue to have access to Barings’ investment professionals or its information and deal flow. Further, there can be no assurance that Barings will replicate its own historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other funds managed by Barings.
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

Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. The Adviser conducts the valuation of such investments, upon which the Company’s NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. See “Item 1. Business – Valuation Process and Determination of Net Asset Value” included in this Annual Report on Form 10-K for a detailed description of our valuation process.
The determination of fair value and consequently, the amount of unrealized appreciation and depreciation in our portfolio, is to a certain degree subjective and dependent on the judgment of Barings. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, the Adviser’s fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. As a result, investors purchasing our securities based on an overstated NAV would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the NAV understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
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
Our executive officers and the members of Barings’ investment committee, as well as the other principals of Barings, manage other funds affiliated with Barings, including other closed-end investment companies. In addition, Barings’ investment team has responsibilities for managing U.S. and global middle-market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to our and our stockholders’ interests. In addition, certain of the other funds and accounts managed by Barings may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit Barings and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for Barings to favor such other funds or accounts. Although the professional staff of Barings will devote as much time to our management as appropriate to enable Barings to perform its duties in accordance with the Barings BDC Advisory Agreement, the investment professionals of Barings may have conflicts in allocating their time and services among us, on the one hand, and the other investment vehicles managed by Barings or one or more of its affiliates on the other hand.
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
As of February 22, 2024, Barings, our external investment adviser, beneficially owns approximately 12.9% of our outstanding common stock. As a result, Barings may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as Barings may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
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
We have invested and may in the future invest alongside third parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.
More specifically, joint ventures involve a third party that has approval rights over certain activities of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowings by the joint venture is not included when calculating our total borrowings and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in U.S. GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
The fee structure under the Barings BDC Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
Under the Barings BDC Advisory Agreement, the base management fee will be payable even if the value of your investment declines. The base management fee is calculated based on our gross assets, including assets purchased with borrowed funds or other forms of leverage (but excluding cash or cash equivalents ). Accordingly, the base management fee is payable regardless of whether the value of our gross assets and/or your investment has decreased during the then-current quarter and creates an incentive for Barings to incur leverage, which may not be consistent with our stockholders’ interests.
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
Barings’ liability is limited under the Barings BDC Advisory Agreement, and we are required to indemnify Barings against certain liabilities, which may lead Barings to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to the Barings BDC Advisory Agreement, Barings and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings will not be liable to us, and we have agreed to indemnify them, for their acts under the Barings BDC Advisory Agreement, absent fraud, willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead Barings to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Barings is able to resign as our investment adviser and/or our administrator upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Pursuant to the Barings BDC Advisory Agreement, Barings has the right to resign as our investment adviser upon 60 days’ written notice, whether a replacement has been found or not. Similarly, Barings has the right under the Administration Agreement to resign upon 60 days’ written notice, whether a replacement has been found or not. If Barings resigns, it may be difficult to find a replacement investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Barings. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

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
Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below then-current NAV per share. We may, however, sell our common stock or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and our stockholders approve such sale. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future on favorable terms, or at all.
We generally seek approval from our stockholders so that we have the flexibility to issue up to a specified percentage of our then-outstanding shares of our common stock at a price below NAV. Pursuant to approval granted at our annual meeting of stockholders held on May 4, 2023 we are permitted to issue and sell shares of our common stock at a price below our then-current NAV per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on May 4, 2024.
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
As of the end of June 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
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

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk, and other risks similar to those associated with the use of leverage.
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
As part of our business strategy, we borrow under financing agreements with certain banks and issue debt securities, and in the future may borrow money and issue debt securities to banks, insurance companies and other lenders. Our obligations under these arrangements are or may be secured by a material portion of our assets. As a result, these lenders are or may have claims that are superior to the claims of our common stockholders, and have or may have fixed-dollar claims on our assets that are superior to the claims of our stockholders. Also, if the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2023 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2023, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2023(1)	(28.9)%	(17.8)%	(6.6)%	4.6%	15.8%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2023(2)	(41.2)%	(26.0)%	(10.9)%	4.3%	19.4%
(1) Assumes $2,677.5 million in total assets, $1,446.0 million in debt outstanding, $1,196.6 million in net assets and an average cost of funds of 5.432%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2023. The assumed amount of debt outstanding for this example includes $719.9 million of outstanding borrowings under our senior secured credit facility with ING Capital LLC initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”) as of December 31, 2023, $50.0 million aggregate principal amount of August 2025 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $175.0 million aggregate principal amount of November Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $150.0 million aggregate principal amount of February Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $350.0 million aggregate principal amount of November 2026 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, and assumed additional borrowings of $1.1 million to settle our payable from unsettled transactions as of December 31, 2023.
(2) Assumes $3,625.7 million in total assets, $2,393.1 million in debt outstanding and $1,196.6 million in net assets as of December 31, 2023, and an average cost of funds of 5.432%, which was the weighted average borrowing cost of our borrowings at December 31, 2023.
Based on our total outstanding indebtedness of $1,444.9 million as of December 31, 2023, assumed additional borrowings of $1.1 million to settle our payable from unsettled transactions as of December 31, 2023 and an average cost of funds of 5.432%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2023, our investment portfolio must experience an annual return of at least 2.93% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $2,393.1 million calculated assuming a 150% asset coverage ratio and an average cost of funds of 5.432%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2023, our investment portfolio must experience an annual return of at least 3.59% to cover annual interest payments on our outstanding indebtedness.
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
The Board has the authority to modify or waive our current investment objectives, operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from any future offering and may use the net proceeds from such offerings in ways with which investors may not agree or for purposes other than those contemplated at the time of the offering.
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
While we expect to be able to borrow and to issue debt and additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our NAV could decline.
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
However, if reported by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and original issue discount on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend.
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
There is no assurance that any share repurchase programs we implement will result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
On February 23, 2023, our Board authorized a 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by our Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2023, we repurchased a total of 1,849,096 shares of common stock in the open market under the authorized program at an average price of $7.99 per share, including brokerage commissions. See “Management’s Discussion of Financial Condition and Results of Operations—Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us, Barings or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or Barings’ information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Barings’ employees may be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. Our business operations rely upon secure information technology systems for data processing, storage, and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures, and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them.
Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Barings and third-party service providers, and the information systems of our portfolio companies. Barings has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the prompt public disclosure of certain cybersecurity breaches. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 and its variants. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. A resurgence of the virus globally could lead to a prolonged period of world-wide economic downturn.
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
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board, which has designated Barings as valuation designee to perform our fair value determinations relating to the value of our assets for which market quotations are not readily available.
The Adviser conducts the valuation of such investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser’s pricing committee. As part of the valuation process, Barings may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate a valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or the industry in which it operates. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements under the Code and certain investment diversification requirements under our financing agreements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
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
In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default;(iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our NAV may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.
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
Risks Relating to Our Securities
Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their NAV and may trade at premiums that may prove to be unsustainable.
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV, and may trade at premiums that may prove to be unsustainable. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in NAV per share. As of December 31, 2023, the closing price of our common stock on the NYSE was $8.58 per share, an approximately 23.9% discount to our NAV per share as of December 31, 2023.
In addition, at times when our common stock trades below NAV, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Any such sale would be dilutive to the NAV per share of our common stock. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any commission or discount). If our common stock trades at a discount to NAV, this restriction could adversely affect our ability to raise capital. Pursuant to approval granted at our annual meeting of stockholders held on May 4, 2023, we are permitted to issue and sell shares of our common stock at a price below our then-current NAV per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on May 4, 2024.
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
If we sell common stock at a discount to our NAV per share, stockholders will experience immediate dilution in an amount that may be material.
Any sale of common stock at a price below NAV would result in an immediate dilution to existing common stockholders. During periods of time in which we have authority from stockholders to issue shares of common stock at a price below NAV, such shares of common stock could be issued at a price that is substantially below the NAV per share, and the resulting dilution could be substantial. This dilution would include reduction in the NAV per share as a result of the issuance of shares at a price below the NAV per share and a proportionately greater decrease in a stockholder’s interest in the earnings and assets of the Company and voting interest in the Company than the increase in the assets, potential earnings and voting interests of the Company resulting from such issuance. In addition, such issuances or sales may adversely affect the price at which our common stock trades.
Pursuant to approval granted at our annual meeting of stockholders held on May 4, 2023, we are permitted to issue and sell shares of our common stock at a price below our then-current NAV per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on May 4, 2024.

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
If we issue preferred stock and/or debt securities, the NAV and market value of our common stock may become more volatile.
We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock and/or debt securities would likely cause the NAV and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in NAV would also tend to cause a greater decline in the market price for our common stock.
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
In addition, due to the asset coverage and NAV tests applicable to us as a BDC and under covenants under our financing agreements, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See “Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distribution Policy” of this Annual Report on Form 10-K for further discussion of distributions.
The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our current debt including the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes (each as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) and the February 2029 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K), and any future debt we may issue, which may cause a default under the terms of the relevant debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
If we choose to redeem any of the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes or the February 2029 Notes when the fair market value of the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes or the February 2029 Notes is above par value, you would experience a loss of any potential premium.
We may not be able to prepay the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes or the February 2029 upon a change in control.
The note purchase agreements governing the August 2025 Notes, the November Notes and the February Notes, and the indenture governing the November 2026 Notes and the February 2029 Notes, require us to offer to prepay all of the respective issued and outstanding notes upon the occurrence of certain change in control events, which could have a material adverse effect on our business, financial condition and results of operations. Upon a change in control event, holders of the notes may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.

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
In addition, in order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of the declared dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock other than in connection with our dividend reinvestment plan.
A downgrade, suspension or withdrawal of the credit rating, if any, assigned by a rating agency to us or any of our outstanding unsecured notes, or change in the debt markets could cause the liquidity or market value of our securities to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding unsecured notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our unsecured notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the August 2020 NPA, the November 2020 NPA, the February 2021 NPA and the indenture governing the November 2026 Notes and the February 2029 Notes. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. In this regard, the fixed rates of the November Notes and the February Notes are subject to increase in the event that a Below Investment Grade Event (as defined in relevant note purchase agreement) occurs. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices and value of our unsecured notes.
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
An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to a specified percentage of our then-outstanding shares of our common stock at a price below NAV. Pursuant to approval granted at our annual meeting of stockholders held on May 4, 2023 we are permitted to issue and sell shares of our common stock at a price below our then-current NAV per share in one or more offerings, subject to certain limitations and determinations that must be made by the Board (including, without limitation, that the number of shares issued and sold pursuant to such authority does not exceed 30% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on May 4, 2024.

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
The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
The extent to which COVID-19 and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of COVID-19) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.

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
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If such banking institutions were to fail, we, our Investment Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Investment Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Investment Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Investment Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists as necessary with the oversight of other third party service providers and their cybersecurity programs as discussed further below. The Adviser’s cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.
The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on its Chief Compliance Officer (“CCO”) and the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with its use of such entities.
Board Oversight of Security Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO and the Chief Information Security Officer of the Adviser (“CISO”) regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management’s Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, and the CISO of the Adviser, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s compliance program and relies on the Adviser’s CISO and the Adviser’s CCO to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s CISO has 10 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The Company’s CCO has been responsible for this oversight function as CCO to the Company for 1 year and has worked in the regulatory and financial services industry for over 30 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Holders
Our common stock is traded on the NYSE under the ticker symbol “BBDC.” As of February 22, 2024, there were approximately 2,214 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”
The following table sets forth, for each fiscal quarter during the last two fiscal years and the current fiscal year to date, the NAV per share of our common stock, the high and the low closing sales prices for our common stock and such closing sales prices as a percentage of NAV per share.

				Premium (Discount)	Premium (Discount)
				of High Closing	of Low Closing
	Net Asset	Closing Sales Price(2)		Sales Price	Sales Price
	Value(1)	High	Low	to NAV(3)	to NAV(3)
Year ended December 31, 2022
First Quarter	$11.86	$11.20	$10.07	(5.6)%	(15.1)%
Second Quarter	$11.41	$10.90	$9.24	(4.5)%	(19.0)%
Third Quarter	$11.28	$10.41	$8.32	(7.7)%	(26.2)%
Fourth Quarter	$11.05	$9.26	$8.06	(16.2)%	(27.1)%
Year ended December 31, 2023
First Quarter	$11.17	$8.95	$7.47	(19.9)%	(33.1)%
Second Quarter	$11.34	$8.01	$7.19	(29.4)%	(36.6)%
Third Quarter	$11.25	$9.34	$7.65	(17.0)%	(32.0)%
Fourth Quarter	$11.28	$9.39	$8.58	(16.8)%	(23.9)%
Year ending December 31, 2024
First Quarter (through February 21, 2024)	*	$9.22	$8.70	*	*
*Net asset value has not yet been calculated for this period.
(1) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset value per share shown is based on the outstanding shares at the end of the period.
(2) Closing sales prices as provided by the NYSE.
(3) Calculated as of the respective high or low closing sales price divided by the quarter-end net asset value and subtracting 1.
As of February 21, 2024, the closing price of our common stock on the NYSE was $9.10 per share, an approximately 19.3% discount to our NAV per share as of December 31, 2023.
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Ordinary income	$1.02	100.0%	$0.95	100.0%
Total reported on IRS Form 1099-DIV	$1.02	100.0%	$0.95	100.0%

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
We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends are expected to be paid from any other source other than net investment income accrued for current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and our website, as well as send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on U.S. GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
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
Issuer Purchases of Equity Securities
During the three months ended December 31, 2023, in connection with our dividend reinvestment plan for our common stockholders, we directed the Plan Administrator to purchase 70,852 shares of our common stock for an aggregate of $626,643 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on November 9, 2023.
On February 23, 2023, our Board authorized a 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by our Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. See “Management’s Discussion of Financial Condition and Results of Operations—Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K.
The following chart summarizes repurchases of our common stock for the three months ended December 31, 2023:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
October 1 through October 31, 2023	—		$—	—	$19,142
November 1 through November 30, 2023	143,387		$8.79	143,387	$17,882
December 1 through December 31, 2023	376,561	(1)	$8.72	305,709	$15,216
(1)     Includes 70,852 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.

Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index, the NYSE Composite Index and the Wells Fargo Business Development Company Index for the five years ended December 31, 2023. This comparison assumes $100.00 was invested in our common stock (or that of Triangle Capital Corporation (“TCAP”), prior to the Transactions) at the closing price of our common stock on December 31, 2018 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of Annual Cumulative Total Return(1)
among Barings BDC, Inc., the Nasdaq Composite Index, the NYSE Composite Index
and the Wells Fargo Business Development Company Index

$350
$300
$250
$200
$150
$100
$50
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/302022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
Barings BDC, Inc
NYSE Composite Index
Nasdaq Composite Index
Wells Fargo Business Development Company Index

	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20
Barings BDC, Inc.	100.00	110.20	112.00	117.15	120.38	89.10	96.44	99.09	116.17
NASDAQ Composite Index	100.00	116.81	121.33	121.54	136.69	117.62	154.02	171.33	198.10
NYSE Composite Index	100.00	112.36	116.29	116.63	125.51	93.57	108.73	116.80	134.28
Wells Fargo Business Development Company Index	100.00	117.88	124.97	129.48	143.79	92.97	123.29	128.65	150.01

	3/31/21	6/30/21	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22
Barings BDC, Inc.	128.45	138.51	147.39	150.32	144.05	132.77	120.93	122.49
NASDAQ Composite Index	203.95	223.68	223.17	242.03	220.38	171.28	164.58	163.28
NYSE Composite Index	145.09	154.67	151.70	162.04	158.30	138.45	129.58	146.89
Wells Fargo Business Development Company Index	177.68	196.20	208.20	222.09	228.49	184.61	178.25	199.04

	3/31/23	6/30/23	9/30/23	12/31/23
Barings BDC, Inc.	122.96	125.37	146.65	145.48
NASDAQ Composite Index	191.12	216.06	207.55	236.17
NYSE Composite Index	149.67	155.57	151.80	167.12
Wells Fargo Business Development Company Index	221.76	244.40	262.65	290.32
(1)From December 31, 2018 to December 31, 2023.

Senior Securities Table of Barings BDC, Inc.
(dollar amounts in thousands, except per unit data)
Information about our senior securities as of each of the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014 is included in the below table. The report of our independent registered public accounting firm, KPMG LLP, with respect to the consolidated financial statements for the year ended December 31, 2023 and the senior securities table as of December 31, 2023, is included in this annual report on Form 10-K.

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)
2019 Notes
2014	$69,000	$2,215	—	$25.74
December 2022 Notes
2014	80,500	2,215	—	25.05
2015	80,500	1,972	—	25.23
2016	80,500	2,124	—	25.15
2017	80,500	2,120	—	25.51
March 2022 Notes
2015	86,250	1,972	—	25.46
2016	86,250	2,124	—	25.58
2017	86,250	2,120	—	25.85
SBA-guaranteed debentures payable
2014	224,780	2,215	—	N/A
2015	224,968	1,972	—	N/A
2016	250,000	2,124	—	N/A
2017	250,000	2,120	—	N/A
May 2011 Credit Facility
2014	62,620	2,215	—	N/A
2015	131,257	1,972	—	N/A
2016	127,011	2,124	—	N/A
2017	125,315	2,120	—	N/A
August 2018 Credit Facility(6)
2018	570,000	1,988	—	N/A
2019	107,200	1,851	—	N/A
February 2019 Credit Facility
2019	245,288	1,851	—	N/A
2020	719,661	1,760	—	N/A
2021	655,189	1,538	—	N/A
2022	729,144	1,830	—	N/A
2023	719,914	1,836	—	N/A
Debt Securitization(7)
2019	318,210	1,851	—	N/A
August 2025 Notes
2020	50,000	1,760	—	N/A
2021	50,000	1,538	—	N/A
2022	50,000	1,830	—	N/A
2023	50,000	1,836	—	N/A

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)
Series B Notes
2020	62,500	1,760	—	N/A
2021	62,500	1,538	—	N/A
2022	62,500	1,830	—	N/A
2023	62,500	1,836	—	N/A
Series C Notes
2020	112,500	1,760	—	N/A
2021	112,500	1,538	—	N/A
2022	112,500	1,830	—	N/A
2023	112,500	1,836	—	N/A
Series D Notes
2021	80,000	1,538	—	N/A
2022	80,000	1,830	—	N/A
2023	80,000	1,836	—	N/A
Series E Notes
2021	70,000	1,538	—	N/A
2022	70,000	1,830	—	N/A
2023	70,000	1,836	—	N/A
November 2026 Notes
2021	350,000	1,538	—	N/A
2022	350,000	1,830	—	N/A
2023	350,000	1,836	—	N/A
Total Senior Securities
2014	436,900	2,215	—	N/A
2015	522,975	1,972	—	N/A
2016	543,761	2,124	—	N/A
2017	542,065	2,120	—	N/A
2018	570,000	1,988	—	N/A
2019	670,698	1,851	—	N/A
2020	944,661	1,760	—	N/A
2021	1,380,189	1,538	—	N/A
2022	1,454,144	1,830	—	N/A
2023	1,444,914	1,836	—	N/A
(1)The information in the senior securities tables for years prior to 2020, with the exception of 2016, is unaudited. An independent registered public accounting firm has performed agreed-upon procedures related to the accuracy of the total amount outstanding exclusive of treasury securities as of December 31, 2019 and the asset coverage per unit as of December 31, 2019.
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
(5)Average market value per unit for our unsecured notes issued in March 2012 due 2019 (the “2019 Notes”), our unsecured notes issued in October 2012 and November 2012 due 2022 (the “December 2022 Notes”) and our unsecured notes issued in February 2015 due 2022 (the “March 2022 Notes”) represent the average of the daily closing prices as reported on the NYSE for each security during 2014, 2015, 2016 and 2017, as applicable. Average market value per unit for our SBA-guaranteed debentures payable, our terminated credit facility initially entered into in May 2011 (the “May 2011 Credit Facility”), Barings BDC Senior Funding I, LLC's terminated credit facility initially entered into in August 2018 with Bank of America, N.A. (the "August 2018 Credit Facility"), the February 2019 Credit Facility, our $449.3 million term debt securitization in May 2019 (the “Debt Securitization”), the August 2025 Notes, the

November Notes, the February Notes and the November 2026 Notes are not applicable because these senior securities are not registered for public trading.
(6)The August 2018 Credit Facility was terminated at our election in June 2020.
(7)The remaining notes issued in connection with the Debt Securitization were repaid in full in October 2020.
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
MVC Capital, Inc. Acquisition
On December 23, 2020, we completed our acquisition of MVC Capital, Inc., a Delaware corporation (“MVC”) (the “MVC Acquisition”) pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “MVC Merger Agreement”), dated as of August 10, 2020, with MVC, Mustang Acquisition Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“MVC Acquisition Sub”), and Barings LLC, our external investment adviser and our administrator (“Barings” or the “Adviser”). To effect the acquisition, MVC Acquisition Sub merged with and into MVC, with MVC surviving the merger as our wholly owned subsidiary (the “First MVC Merger”). Immediately thereafter, MVC merged with and into us, with us as the surviving company (the “Second MVC Merger” and, together with the First MVC Merger, the “MVC Merger”).
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
In connection with the Sierra Merger, on February 25, 2022, following the closing of the Sierra Merger, we entered into (1) a second amended and restated investment advisory agreement (the “Second Amended Barings BDC Advisory Agreement”), and (2) a credit support agreement (the “Sierra Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. See “Note 2. Agreements and Related Party Transactions” and “Note 6. Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. In August 2018, in connection with the closing of an externalization transaction through which Barings agreed to become our external investment adviser, we entered into an investment advisory agreement and an administration agreement (the “Administration Agreement”) with Barings. In connection with the completion of the MVC Acquisition, we entered into the Amended and Restated Advisory Agreement with Barings on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. In connection with the completion of the Sierra Merger on February 25, 2022, we entered into the Second Amended Barings BDC Advisory Agreement with Barings. On June 24, 2023, we entered into a third amended and restated advisory agreement with Barings in order to update the term of the agreement to expire on June 24 of each year subject to annual re-approval in accordance with its terms (the “Barings BDC Advisory Agreement”). All other terms and provisions of the Second Amended Barings BDC Advisory Agreement between us and Barings, including with respect to the calculation of the fees payable to Barings, remained unchanged under the Barings BDC Advisory Agreement. Under the terms of the Barings BDC Advisory Agreement and the Administration Agreement, Barings serves as our investment adviser and administrator and manages our investment portfolio and performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation.
An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment management and administrative services pursuant to the terms of an investment advisory agreement and an administration agreement. Under the terms of the Barings BDC Advisory Agreement, the fees paid to Barings for managing our affairs are determined based upon an objective and fixed formula, as compared with the subjective and variable nature of the costs associated with employing management and employees in an internally-managed BDC structure, which include bonuses that cannot be directly tied to Company performance because of restrictions on incentive compensation under the 1940 Act.
Barings focuses on investing our portfolio primarily in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under the 1940 Act (the “Exemptive Relief”) permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
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
As of December 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.5% and 9.7%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.0% and 9.1% as of December 31, 2023 and December 31, 2022, respectively.
Portfolio Composition
The total fair value of our investment portfolio was $2,488.7 million as of December 31, 2023, as compared to $2,448.9 million as of December 31, 2022. As of December 31, 2023, we had investments in 336 portfolio companies with an aggregate cost of $2,535.6 million. As of December 31, 2022, we had investments in 322 portfolio companies with an aggregate cost of $2,562.4 million. As of both December 31, 2023 and 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$1,705,353	67%	$1,670,300	67%
Subordinated debt and 2nd lien notes	256,850	10	238,215	10
Structured products	107,314	4	93,038	4
Equity shares	320,335	13	374,704	15
Equity warrants	76	—	2,392	—
Investments in joint ventures/PE fund	145,648	6	110,066	4
	$2,535,576	100%	$2,488,715	100%
December 31, 2022:
Senior debt and 1st lien notes	$1,752,943	69%	$1,696,192	69%
Subordinated debt and 2nd lien notes	326,639	13	263,139	11
Structured products	88,805	3	73,550	3
Equity shares	230,188	9	284,570	12
Equity warrants	178	—	1,057	—
Investments in joint ventures/PE fund	163,645	6	130,427	5
	$2,562,398	100%	$2,448,935	100%

Investment Activity
During the year ended December 31, 2023, we made 39 new investments totaling $264.6 million, made investments in existing portfolio companies totaling $205.9 million, made a $67.5 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation and made additional investments in existing joint venture equity portfolio companies totaling $2.5 million. We had 17 loans repaid totaling $141.1 million and received $106.2 million of portfolio company principal payments, recognizing a loss on these repayments of $0.7 million. We received $20.5 million of return of capital from our joint ventures and equity investments. In addition, we received $99.8 million for the sale of loans, recognizing a net realized loss on these transactions of $50.3 million, and sold $160.2 million of middle-market portfolio debt investments to our joint ventures, realizing a gain on these transactions of $0.1 million. In addition, investments in five portfolio companies were restructured, which resulted in a loss of $4.5 million. Lastly, we received proceeds related to the sale of equity investments totaling $9.9 million and recognized a net realized loss on such sales totaling $4.0 million.
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
Total portfolio investment activity for the years ended December 31, 2023 and 2022 was as follows:

December 31, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures/ PE Fund	Total
Fair value, beginning of period	$1,696,192	$263,139	$73,550	$284,570	$1,057	$130,427	$2,448,935
New investments	404,305	49,525	28,286	95,600	—	2,480	580,196
Proceeds from sales of investments/return of capital	(296,901)	(2,800)	(6,262)	(9,854)	—	(20,478)	(336,295)
Loan origination fees received	(8,173)	(113)	—	—	—	—	(8,286)
Principal repayments received	(153,679)	(83,857)	(3,538)	—	—	—	(241,074)
Payment-in-kind interest/dividends	9,424	9,748	—	8,677	—	—	27,849
Accretion of loan premium/discount	925	947	23	—	—	—	1,895
Accretion of deferred loan origination revenue	7,723	702	—	—	—	—	8,425
Realized gain (loss)	(11,253)	(43,902)	—	(4,276)	(102)	—	(59,533)
Unrealized appreciation (depreciation)	21,737	44,826	979	(13)	1,437	(2,363)	66,603
Fair value, end of period	$1,670,300	$238,215	$93,038	$374,704	$2,392	$110,066	$2,488,715

December 31, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures/ PE Fund	Total
Fair value, beginning of period	$1,221,598	$240,037	$40,271	$154,477	$1,107	$143,104	$1,800,594
New investments	964,253	95,157	15,953	81,863	4	13,796	1,171,026
Investments acquired in Sierra merger	235,769	66,662	46,666	7,065	72	85,963	442,197
Proceeds from sales of investments/return of capital	(348,949)	(21,555)	(6,421)	(7,706)	(250)	(74,712)	(459,593)
Loan origination fees received	(18,803)	(1,317)	—	—	—	—	(20,120)
Principal repayments received	(297,793)	(77,293)	(4,470)	—	—	—	(379,556)
Payment-in- kind interest/dividends	4,773	11,330	—	1,677	—	—	17,780
Accretion of loan premium/discount	2,108	192	22	—	—	—	2,322
Accretion of deferred loan origination revenue	8,845	2,693	—	—	—	—	11,538
Realized gain (loss)	(15,159)	(2,781)	—	1,499	(760)	6,181	(11,020)
Unrealized appreciation (depreciation)	(60,450)	(49,986)	(18,471)	45,695	884	(43,905)	(126,233)
Fair value, end of period	$1,696,192	$263,139	$73,550	$284,570	$1,057	$130,427	$2,448,935
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2023, we had four portfolio companies with investments on non-accrual, the aggregate fair value of which was $37.2 million, which comprised 1.5% of the total fair value of our portfolio, and the aggregate cost of which was $62.6 million, which comprised 2.5% of the total cost of our portfolio. As of December 31, 2022, we had seven portfolio companies with investments on non-accrual, the aggregate fair value of which was $24.3 million, which comprised 1.0% of the total fair value of our portfolio, and the aggregate cost of which was $98.8 million, which comprised 3.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of December 31, 2023 is provided below:
Anju Software, Inc.
During the quarter ended September 30, 2023, we placed our first lien senior secured debt investment in Anju Software, Inc., or Anju Software, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Anju Software for financial reporting purposes. As of December 31, 2023, the cost of our first lien senior secured debt investment in Anju Software was $13.3 million and the fair value of such investment was $9.4 million.
Black Angus Steakhouse, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. The Black Angus PIK term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our PIK term loan in Black Angus for financial reporting purposes. As of December 31, 2023, the cost of the PIK term loan in Black Angus was $9.6 million and the fair value of such investment was $4.9 million.

Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific, Inc., or Core Scientific, on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of December 31, 2023, the cost of our debt investment in Core Scientific was $29.6 million and the fair value of such investment was $23.0 million.
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of December 31, 2023, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was nil.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2023 and 2022. The comparison of, and changes between, the fiscal years ended December 31, 2022 and 2021 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference.
Results of Operations
Comparison of years ended December 31, 2023 and 2022
Operating results for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022
Total investment income	$289,201	$219,129
Total operating expenses	159,390	102,862
Net investment income before taxes	129,811	116,267
Income taxes, including excise tax expense	2,007	611
Net investment income after taxes	127,804	115,656
Net realized gains (losses)	(62,750)	12,861
Net unrealized appreciation (depreciation)	62,624	(123,041)
Benefit from (provision for) taxes	321	(795)
Net increase in net assets resulting from operations	$127,999	$4,681
Net increases or decreases in net assets resulting from operations vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, yearly comparisons of net increases or decreases in net assets resulting from operations may not be meaningful.
Investment Income

	Year Ended December 31,
($ in thousands)	2023	2022
Investment income:
Total interest income	$219,789	$161,488
Total dividend income	36,917	30,204
Total fee and other income	13,401	14,923
Total payment-in-kind interest income	18,128	12,122
Interest income from cash	966	392
Total investment income	$289,201	$219,129

The change in total investment income for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates, increased dividends from portfolio companies and increased PIK interest income. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 10.5% as of December 31, 2023, as compared to 9.7% as of December 31, 2022. For the year ended December 31, 2023, PIK interest income was $18.1 million, as compared to $12.1 million for the year ended December 31, 2022. For the year ended December 31, 2023, dividend income was $36.9 million, as compared to $30.2 million for the year ended December 31, 2022.
Operating Expenses

	Year Ended December 31,
($ in thousands)	2023	2022
Operating expenses:
Interest and other financing fees	$84,711	$56,865
Base management fee	32,649	29,501
Incentive management fees	32,046	6,579
General and administrative expenses	9,984	9,917
Total operating expenses	$159,390	$102,862
Interest and Other Financing Fees
Interest and other financing fees during both the year ended December 31, 2023 and December 31, 2022 were attributable to borrowings under our senior secured revolving credit facility with ING Capital LLC (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”), the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes (each as defined below under “Liquidity and Capital Resources”). The increase in interest and other financing fees for the year ended December 31, 2023 as compared to the year ended December 31, 2022, was primarily attributable to an increase in the weighted average interest rate on the February 2019 Credit Facility. The weighted average interest on the February 2019 Credit Facility was 7.1% as of December 31, 2023, as compared to 5.6% as of December 31, 2022.
Base Management Fees
Under the terms of the Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the years ended December 31, 2023 and December 31, 2022, the Base Management Fee was approximately $32.6 million and $29.5 million, respectively. The increase in the Base Management Fee for the year ended December 31, 2023 versus the year ended December 31, 2022 is primarily related to the average value of gross assets used in the calculation increasing from $2,360.1 million for the year ended December 31, 2022 to $2,611.9 million for the year ended December 31, 2023. The Base Management Fee rate was 1.250% for both the years ended December 31, 2023 and 2022.
Incentive Fee
Under the Barings BDC Advisory Agreement, we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the year ended December 31, 2023, the amount of income-

based fees incurred was $32.0 million. For the year ended December 31, 2022, the amount of income-based fees incurred was $6.6 million. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fee that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap. The increase in the incentive fees for the year ended December 31, 2023, as compared to the year ended December 31, 2022, relates predominately to an increase in pre-incentive fee net investment income during the year ended December 31, 2023. In addition, during the quarters ended June 30, 2022 and December 31, 2022 the incentive fee was capped at zero resulting in lower incentive fees for the year ended December 31, 2022 as compared to the year ended December 31, 2023.
General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the Administration Agreement.
For the years ended December 31, 2023 and 2022, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $2.2 million and $3.4 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our board of directors (the “Board”) for their service on the Board, directors’ and officers’ insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(59,469)	$(16,580)
Affiliate investments	(64)	101
Control investments	—	(722)
Net realized gains (losses) on investments	(59,533)	(17,201)
Distributions of realized gains by investment companies	—	6,181
Foreign currency transactions	4,160	(1,259)
Forward currency contracts	(7,377)	25,140
Net realized gain (losses)	$(62,750)	$12,861
For the year ended December 31, 2023, we recognized a net realized loss totaling $62.8 million, which consisted primarily of net losses on our loan portfolio of $59.5 million and a net loss on forward currency contracts of $7.4 million, partially offset by a net gain on foreign currency transactions of $4.2 million. The net loss on our investment portfolio primarily related to the $43.6 million realized loss on the exit of our debt investments in Custom Alloy Corporation, which was all reclassified from unrealized depreciation during the year ended December 31, 2023.
For the year ended December 31, 2022, we recognized a net realized gain totaling $12.9 million, which consisted primarily of a net gain on forward currency contracts of $25.1 million and a $6.2 million dividend from a portfolio company that was recognized as a realized gain, partially offset by net losses on our loan portfolio of $17.2 million and a loss on foreign currency transactions of $1.3 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$83,134	$(132,771)
Affiliate investments	7,260	(916)
Control investments	(23,000)	9,498
Net unrealized appreciation (depreciation) on investments	67,394	(124,189)
Credit support agreements	4,714	(6,714)
Foreign currency transactions	(13,389)	22,812
Forward currency contracts	3,905	(14,950)
Net unrealized appreciation (depreciation)	$62,624	$(123,041)
For the year ended December 31, 2023, we recorded net unrealized appreciation totaling $62.6 million consisting of net unrealized appreciation on our current portfolio of $5.6 million, unrealized appreciation of $4.9 million on the MVC Credit Support Agreement with Barings, net unrealized appreciation on forward currency contracts of $3.9 million, unrealized appreciation reclassification adjustments of $61.0 million related to the net realized losses on the sales / repayments of certain investments and a deferred tax asset of $0.8 million, net of unrealized depreciation of $0.2 million on the Sierra Credit Support Agreement with Barings and unrealized depreciation related to foreign currency transactions of $13.4 million. The net unrealized appreciation on our current portfolio of $5.6 million was driven primarily by the impact of foreign currency exchange rates on investments of $22.1 million and broad market moves for investments of $4.4 million, partially offset by the credit or fundamental performance of investments of $20.9 million.
For the year ended December 31, 2022, we recorded net unrealized depreciation totaling $123.0 million consisting of net unrealized depreciation on our current portfolio of $122.3 million, net unrealized depreciation related to forward currency contracts of $15.0 million, unrealized depreciation of $3.0 million on the MVC Credit Support Agreement with Barings, unrealized depreciation of $3.7 million on the Sierra Credit Support Agreement with Barings and unrealized depreciation reclassification adjustments of $3.9 million related to realized gains and losses recognized during the year, net of unrealized appreciation related to foreign currency transactions of $22.8 million and a deferred tax asset of $2.0 million. The net unrealized appreciation on our current portfolio of $122.3 million was driven primarily by broad market moves for investments of $94.1 million, the credit or fundamental performance of investments of $5.9 million and the impact of foreign currency exchange rates on investments of $22.3 million.
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
Cash Flows
For the year ended December 31, 2023, we experienced a net decrease in cash in the amount of $68.9 million. During that period, our operating activities provided $76.9 million in cash, consisting primarily of proceeds from sales or repayments of portfolio investments totaling $593.5 million, partially offset by purchases of portfolio investments of $614.6 million. In addition, our financing activities used net cash of $145.8 million, consisting of dividends paid in the amount of $109.0 million, net repayments of the February 2019 Credit Facility of

$19.7 million and share repurchases of $14.8 million. At December 31, 2023, we had $70.5 million of cash and foreign currencies on hand.
For the year ended December 31, 2022, we experienced a net increase in cash in the amount of $55.2 million. During that period, our operating activities provided $86.3 million in cash, consisting primarily of net cash acquired from the acquisition of Sierra of $101.9 million and proceeds from sales or repayments of portfolio investments totaling $1,041.4 million, partially offset by purchases of portfolio investments of $1,162.2 million. In addition, our financing activities used net cash of $31.1 million, consisting primarily of dividends paid in the amount of $93.7 million and share repurchases of $32.1 million, partially offset by net borrowings under the February 2019 Credit Facility of $96.6 million. At December 31, 2022, we had $139.4 million of cash and foreign currencies on hand.
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
In addition, we pay a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, we incurred financing fees of approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility. In connection with the November 2021 Amendment, the February 2022 Amendment, the April 2022 Amendment and the May 2023 Amendment, we incurred financing fees of approximately $4.1 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
As of December 31, 2023, we were in compliance with all covenants under the February 2019 Credit Facility and we had U.S. dollar borrowings of $489.5 million outstanding under the February 2019 Credit Facility with an interest rate of 7.428% (one month SOFR of 5.328%), borrowings denominated in Swedish kronas of 12.8kr million ($1.3 million U.S. dollars) with an interest rate of 6.063% (one month STIBOR of 4.063%), borrowings denominated in British pounds sterling of £66.6 million ($84.9 million U.S. dollars) with an interest rate of 7.220% (one month SONIA of 5.220%) and borrowings denominated in Euros of €130.6 million ($144.3 million U.S. dollars) with an interest rate of 5.875% (one month EURIBOR of 3.875%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2023, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $719.9 million. See Note 4 to our Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of December 31, 2023, we were in compliance with all covenants under the August 2020 NPA.
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
As of December 31, 2023, the fair value of the outstanding August 2025 Notes was $47.8 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2023, we were in compliance with all covenants under the November 2020 NPA.
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
As of December 31, 2023, the fair value of the outstanding Series B Notes and the Series C Notes was $59.3 million and $102.5 million, respectively. The fair value determinations of the Series B Notes and Series C

Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of December 31, 2023, we were in compliance with all covenants under the February 2021 NPA.
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
As of December 31, 2023, the fair value of the outstanding Series D Notes and the Series E Notes was $73.4 million and $61.2 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the Indenture.
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
As of December 31, 2023, the fair value of the outstanding November 2026 Notes was $311.4 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
On February 23, 2023, our Board authorized a 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by our Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2023, we repurchased a total of 1,849,096 shares of common stock in the open market under the authorized program at an average price of $7.99 per share, including brokerage commissions.
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
Critical Accounting Policies and Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows. We describe our most significant accounting policies in “Note 1. – Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements.
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
As of December 31, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 208% of our total net assets, as compared to approximately 205% of our total net assets as of December 31, 2022.
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
There is no single approach for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP (each as defined in “Note 3. Investments” in the Notes to Consolidated Financial Statements) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee income for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Recurring Fee Income:
Amortization of loan origination fees	$6,949	$5,943	$4,620
Management, valuation and other fees	2,261	1,237	2,186
Total Recurring Fee Income	9,210	7,180	6,806
Non-Recurring Fee Income:
Prepayment fees	510	303	474
Acceleration of unamortized loan origination fees	1,476	5,595	4,824
Advisory, loan amendment and other fees	2,205	1,845	916
Total Non-Recurring Fee Income	4,191	7,743	6,214
Total Fee Income	$13,401	$14,923	$13,020
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2023, we were not a party to any interest rate hedging arrangements.
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

The U.S. Federal Reserve previously embarked on a campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases was to slow economic growth and reduce price pressure. There remains a chance that this central bank tightening cycle could force the United States into a recession, or that interest rates and base rates may otherwise decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of December 31, 2023, approximately $1,882.6 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our December 31, 2023 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$56,477	$21,597	$34,880
Up 200 basis points	37,651	14,398	23,253
Up 100 basis points	18,826	7,199	11,627
Down 25 basis points	(4,706)	(1,800)	(2,906)
Down 50 basis points	(9,413)	(3,600)	(5,813)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of December 31, 2023, we had U.S. dollar borrowings of $489.5 million outstanding under the February 2019 Credit Facility with an interest rate of 7.428% (one month SOFR of 5.328%), borrowings denominated in Swedish kronas of 12.8kr million ($1.3 million U.S. dollars) with an interest rate of 6.063% (one month STIBOR of 4.063%), borrowings denominated in British pounds sterling of £66.6 million ($84.9 million U.S. dollars) with an interest rate of 7.220% (one month SONIA of 5.220%) and borrowings denominated in Euros of €130.6 million ($144.3 million U.S. dollars) with an interest rate of 5.875% (one month EURIBOR of 3.875%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2023, we believe we have adequate financial resources to satisfy our unfunded commitments. The balance of unused commitments to extend financing as of December 31, 2023 was as follows:

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$634
Adhefin International(1)(3)	Delayed Draw Term Loan	419
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	1,179
AirX Climate Solutions, Inc.(1)(2)	Revolver	482

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,634
Americo Chemical Products, LLC(1)	Revolver	471
Amtech LLC(1)	Revolver	436
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	343
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,221
Arc Education(1)(3)	Delayed Draw Term Loan	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	541
ASC Communications(2)	Revolver	1,089
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	604
ATL II MRO Holdings, Inc.(1)(2)	Revolver	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,304
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644
Azalea Buyer, Inc.(1)(2)	Revolver	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	667
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	140
BrightSign LLC(1)(2)	Revolver	443
CAi Software, LLC(1)(2)	Revolver	943
Cascade Residential Services, LLC(1)(2)	Delayed Draw Term Loan	1,985
Cascade Residential Services, LLC(1)(2)	Revolver	331
Catawba River Limited(1)(2)(4)	Structured Junior Note	13,971
CGI Parent, LLC(1)	Revolver	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	2,734
Comply365, LLC(1)(2)	Revolver	1,101
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	434
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	150
DataServ Integrations, LLC(1)	Revolver	481
DecksDirect, LLC(1)(2)	Revolver	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,072
DISA Holdings Corp.(1)	Revolver	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	439
Eclipse Business Capital, LLC(1)	Revolver	17,182
EMI Porta Holdco LLC(1)(2)	Revolver	403
eShipping, LLC(1)	Revolver	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620
Express Wash Acquisition Company, LLC(1)	Revolver	115
Faraday(1)(3)	Delayed Draw Term Loan	990
Finexvet(1)(3)	Delayed Draw Term Loan	650
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	524
GB Eagle Buyer, Inc.(1)	Revolver	2,581
Global Academic Group Limited(1)(2)(7)	Term Loan	414

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
GPZN II GmbH(1)(2)(3)	Delayed Draw Term Loan	53
Greenhill BV(1)(3)	Capex Acquisition Facility	120
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	167
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632
HEKA Invest(1)(3)	Delayed Draw Term Loan	575
HemaSource, Inc.(1)	Revolver	1,421
HomeX Services Group, LLC(1)(2)	Delayed Draw Term Loan	845
HomeX Services Group, LLC(1)(2)	Revolver	338
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045
HTI Technology & Industries(1)	Revolver	1,364
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	266
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	1,872
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	620
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	57
InvoCare Limited(1)(5)	Delayed Draw Term Loan	387
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	656
ISTO Technologies II, LLC(1)(2)	Revolver	714
ITI Intermodal, Inc.(1)(2)	Revolver	1,157
Jocassee Partners LLC	Joint Venture	65,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,125
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,830
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	626
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	18
LeadsOnline, LLC(1)	Revolver	2,187
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	109
Marshall Excelsior Co.(1)(2)	Revolver	221
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	276
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	773
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	974
Moonlight Bidco Limited(1)(2)(5)	Delayed Draw Term Loan	562
Narda Acquisitionco., Inc.(1)	Revolver	1,311
NAW Buyer, LLC(1)	Delayed Draw Term Loan	5,876
NAW Buyer, LLC(1)	Revolver	1,515
NeoxCo(1)(3)	Delayed Draw Term Loan	497
Next Holdco, LLC(1)(2)	Delayed Draw Term Loan	1,891
Next Holdco, LLC(1)(2)	Revolver	733
NF Holdco, LLC(1)	Revolver	663
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	809

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	479
OA Buyer, Inc.(1)	Revolver	1,331
OAC Holdings I Corp.(1)(2)	Revolver	1,370
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	5,345
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,109
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	1,970
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	4,807
Polara Enterprises, L.L.C.(1)	Revolver	545
Premium Invest(1)(3)	Acquisition Facility	1,712
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	935
Process Insights Acquisition, Inc.(1)	Revolver	1,014
Profit Optics, LLC(1)(2)	Revolver	210
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	656
PSP Intermediate 4, L.L.C.(1)(2)(3)	Delayed Draw Term Loan	206
Qualified Industries, LLC(1)	Revolver	242
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682
R1 Holdings, LLC(1)	Revolver	1,947
RA Outdoors, LLC (1)(2)	Revolver	438
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	3,412
Randys Holdings, Inc.(1)	Revolver	1,326
Rhondda Financing No. 1 DAC(1)(4)	Structured Junior Note	4,707
Rocade Holdings LLC(1)	Preferred Equity	17,500
Rock Labor(1)	Revolver	1,103
Royal Buyer, LLC(1)	Delayed Draw Term Loan	922
Royal Buyer, LLC(1)	Revolver	1,340
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	3,333
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	16
Sanoptis S.A.R.L.(1)(3)	CAF Term Loan	1,458
SBP Holdings LP(1)	Delayed Draw Term Loan	151
SBP Holdings LP(1)	Revolver	1,065
Scaled Agile, Inc.(1)(2)	Revolver	280
Scout Bidco B.V.(1)(2)(3)	Revolver	640
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,209
Security Holdings B.V.(1)(2)(3)	Revolver	1,105
Sinari Invest(1)(3)	Delayed Draw Term Loan	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	1,007
Smartling, Inc.(1)	Revolver	1,176
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	3,440
SmartShift Group, Inc.(1)(2)	Revolver	1,651
Solo Buyer, L.P.(1)(2)	Revolver	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
Spatial Business Systems LLC(1)	Revolver	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	4,119
Superjet Buyer, LLC(1)	Revolver	1,369
Syntax Systems Ltd(1)	Revolver	391
Tank Holding Corp (1)	Revolver	640
Tank Holding Corp (1)	Delayed Draw Term Loan	614
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,153
Techone B.V.(1)(3)	Revolver	315
Tencarva Machinery Company, LLC(1)	Revolver	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	1,825
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	3,229
The Hilb Group, LLC(1)	Delayed Draw Term Loan	313
Trader Corporation(1)(6)	Revolver	354
Trintech, Inc.(1)	Revolver	383
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	642
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,350
UBC Ledgers Holding AB(1)(9)	Delayed Draw Term Loan	840
UBC Ledgers Holding AB(1)(9)	Revolver	278
Union Bidco Limited(1)(4)	Acquisition Facility	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,540
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	2,500
Whitcraft Holdings, Inc.(1)	Revolver	1,760
White Bidco Limited(1)(2)	Delayed Draw Term Loan	514
Woodland Foods, Inc.(1)(2)	Line of Credit	680
WWEC Holdings III Corp(1)	Revolver	2,019
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	2,704
ZB Holdco LLC(1)	Delayed Draw Term Loan	2,932
ZB Holdco LLC(1)	Revolver	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,667
Total unused commitments to extend financing		$305,903
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
(9)Actual commitment amount is denominated in Swedish Kronor. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both December 31, 2023 and 2022, we had guaranteed €9.9 million ($10.9 million U.S. dollars and $10.6 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto that matures in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
Recent Developments
Subsequent to December 31, 2023, we made approximately $41.9 million of new commitments, of which $35.3 million closed and funded. The $35.3 million of investments consist of $35.0 million of first lien senior secured debt investments and $0.3 million of equity investments. The weighted average yield of the debt investments was 11.5%. In addition, we funded $15.7 million of previously committed revolvers and delayed draw term loans.
On February 12, 2024, we issued $300.0 million in aggregate principal amount of senior unsecured notes that mature on February 15, 2029 and bear interest at a rate of 7.000% per annum (the “February 2029 Notes”). The February 2029 Notes pay interest semi-annually and all principal is due upon maturity. The February 2029 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the February 2029 Notes, and any accrued and unpaid interest. The February 2029 Notes were issued at a public offering price of 98.948% of the principal amount thereof.
On February 22, 2024, the Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
On February 22, 2024, the Board declared a quarterly distribution of $0.26 per share payable on March 13, 2024 to holders of record as of March 6, 2024.
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
Share Repurchase Program
On February 22, 2024, the Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
Fees and Expenses
The following table is being provided to update, as of December 31, 2023, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-273253) that automatically became effective on July 14, 2023. The information is intended to assist you in understanding the fees and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K, or any filing under the Securities Act into which this Annual Report on Form 10-K is incorporated by reference, contains a reference to fees or expenses paid by “you”, “us”, or “the Company” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—%	(1)
Offering expenses	—%	(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses	—%
Annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fee	2.7%	(5)
Incentive fees payable under the Barings BDC Advisory Agreement	2.7%	(6)
Interest payments on borrowed funds	6.7%	(7)
Other expenses	0.8%	(8)
Acquired fund fees and expenses	—%	(9)
Total annual expenses	12.9%
(1) In the event that the securities are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2) The prospectus supplement corresponding to each offering will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.
(3) The estimated expenses associated with the administration of the dividend reinvestment plan are included in “Other expenses.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions to Shareholders” included in Item 7 of Part II of this Annual Report on Form 10-K.
(4) Net assets attributable to common stock equals net assets as of December 31, 2023.

(5) Pursuant to the Barings BDC Advisory Agreement, the base management fee is 1.25% of our average gross assets, including our credit support agreements and assets purchased with borrowed funds or other forms of leverage, but excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The fee table above shows the base management fee as a percentage of net assets as required by the SEC.
(6) Our incentive fee consists of two parts: (1) a portion based on our pre-incentive fee net investment income (the “Income-Based Fee”) and (2) a portion based on the net capital gains received on our portfolio of securities on a cumulative basis for each calendar year, net of all realized capital losses and all unrealized capital depreciation for that same calendar year (the “Capital Gains Fee”).
i.The Income-Based Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of the Company’s first eleven calendar quarters that commences on or after January 1, 2021) (in either case, the “Trailing Twelve Quarters”) exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Quarters. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 2.0625% (8.25% annualized) by the aggregate of our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued during the calendar quarter (including, without limitation, the base management fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Income-Based Fee and the Capital Gains Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The calculation of the Income-Based Fee for each quarter is as follows:
A. No Income-Based Fee will be payable to Barings in any calendar quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Hurdle Amount;
B. 100% of our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.578125% (10.3125% annualized) by the aggregate of our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The Catch-Up Amount is intended to provide Barings with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Quarters; and
C. For any quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, the Income-Based Fee shall equal 20% of the amount of our aggregate Pre-Incentive Fee Net Investment Income for such Trailing Twelve Quarters, as the Hurdle Amount and Catch-Up Amount will have been achieved.
Subject to the Incentive Fee Cap described below, the amount of the Income-Based Fee that will be paid to Barings for a particular quarter equals the excess of the aggregate Income-Based Fee so calculated less the aggregate Income-Based Fees that were paid to Barings in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters.
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
ii. The Capital Gains Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Barings BDC Advisory Agreement), commencing with the calendar year ended on December 31, 2018, and is calculated at the end of each applicable year by subtracting (A) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (B) our cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years commencing with the calendar year ended on December 31, 2018. If such amount is negative, then there is no Capital Gains Fee payable for such year. If the Barings BDC Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.
Under the Barings BDC Advisory Agreement, the “cumulative aggregate realized capital gains” are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment. The cumulative aggregate realized capital losses are calculated as the sum of the differences, if negative, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment. The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment. Under the Barings BDC Advisory Agreement, the “accreted or amortized cost basis of an investment” means the accreted or amortized cost basis of such investment as reflected in our financial statements.
(7) Interest payments on borrowed funds represents our interest expense for the year ended December 31, 2023. At December 31, 2023, the weighted average effective interest rate for total outstanding debt was 5.43%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(8) “Other expenses” include expenses incurred under the Administration Agreement between us and Barings, Board fees, directors’ and officers’ insurance costs, as well as legal and accounting expenses. The percentage presented in the table reflects actual amounts incurred during the year ended December 31, 2023.
(9) Our stockholders indirectly bear the expense of underlying funds or other investment vehicles in which we invest.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that the Company would have no additional leverage and that its annual operating expenses would remain at the levels set forth in the table above.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (assumes no return from net realized capital gains or net unrealized capital appreciation)	$103	$293	$464	$830
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (and thus subject to the Capital Gains Fee)	$113	$317	$497	$857
The foregoing tables are to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Barings BDC Advisory Agreement, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above in the example where there is no return from net realized capital gains, and thus are not included in such example. Under the Barings BDC Advisory Agreement, no incentive fee would be payable if we have a 5% annual return with no capital gains, however, there would be incentive fees payable in the example where the entire return is derived from realized capital gains. If sufficient returns are achieved on investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, expenses, and returns to investors, would be higher. The example assumes that all dividends and other distributions are reinvested at net asset value. Under certain circumstances, reinvestment of dividends and other distributions under the relevant dividend reinvestment plan may occur at a price per share that differs from net asset value. See “Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.
This example should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2023.

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

4.8
Second Supplemental Indenture, dated as of February 12, 2024, relating to the 7.000% Notes due 2029, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2024 and incorporated herein by reference).

4.9	Form of 7.000% Notes due 2029 (Incorporated by reference to Exhibit 4.8 hereto).

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

10.22
Amendment No. 4 to Senior Secured Revolving Credit Agreement, dated as of May 9, 2023, by and among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2023 and incorporated herein by reference).

10.23
Third Amended and Restated Investment Advisory Agreement, dated June 24, 2023, by and between Barings BDC, Inc. and Barings LLC (Filed as Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 filed with the Securities and Exchange Commission on July 14, 2023 and incorporated herein by reference).

21.1	List of Subsidiaries.*

23.1	Consent of KPMG LLP*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.7	Barings BDC, Inc. Clawback Policy*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
^	Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.

(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2024

BARINGS BDC, INC.

By:	/s/ Eric Lloyd
Name: Eric Lloyd
Title: Chief Executive Officer and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lloyd	Chief Executive Officer and Executive Chairman of the Board (Principal Executive Officer)	February 22, 2024
Eric Lloyd

/s/ Ian Fowler	President	February 22, 2024
Ian Fowler

/s/ Elizabeth A. Murray	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 22, 2024
Elizabeth A. Murray

/s/ Michael A. DeSieno	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Michael A. DeSieno

/s/ Valerie Lancaster-Beal	Director	February 22, 2024
Valerie Lancaster-Beal

/s/ Steve Byers	Director	February 22, 2024
Steve Byers

/s/ Robert C. Knapp	Director	February 22, 2024
Robert C. Knapp

/s/ David Mihalick	Director	February 22, 2024
David Mihalick

/s/ Mark F. Mulhern	Director	February 22, 2024
Mark F. Mulhern

/s/ Thomas W. Okel	Director	February 22, 2024
Thomas W. Okel

/s/ Jill Olmstead	Director	February 22, 2024
Jill Olmstead

/s/ John A. Switzer	Director	February 22, 2024
John A. Switzer

Barings BDC, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings BDC, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Barings BDC, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodians, agents, the underlying investee or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Accompanying Supplemental Information
We have also previously audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2020 (none of which is presented herein), and we expressed unqualified opinions on those consolidated financial statements. The senior securities information for the years ended December 31, 2023, 2022, 2021, and 2020 included in Part II, Item 5 of the Annual Report on Form 10-K of the Company for the year ended

December 31, 2023, under the caption “Senior Securities Table of Barings BDC, Inc.” (the “Senior Securities Table”), has been subjected to audit procedures performed in conjunction with the audit of the Company’s respective consolidated financial statements. The Senior Securities Table is the responsibility of the Company’s management. Our audit procedures included determining whether the Senior Securities Table reconciles to the respective consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the Senior Securities Table. In forming our opinion on the Senior Securities Table, we evaluated whether the Senior Securities Table, including its form and content, is presented in conformity with the instructions to Form N-2. In our opinion, the Senior Securities Table is fairly stated, in all material respects, in relation to the respective consolidated financial statements as a whole.
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
Assessment of the fair value of investments
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company measures its investments at fair value. In determining the fair value of investments that are not publicly traded and whose market quotations are not readily available, the Company makes subjective judgments and estimates using unobservable inputs that are significant to the fair value measurement (“Level 3 investments”).
We identified the assessment of the fair value of the majority of the Level 3 investments which utilize a yield analysis or a market approach valuation model as a critical audit matter. The evaluation of certain assumptions used to estimate the fair value of such Level 3 investments involved a high degree of auditor judgment and specialized skills and knowledge. Specifically, assessing the market yields for investments with similar terms and credit risks used in an income approach and the selection of comparable companies and financial performance multiples of such comparable companies used in a market approach required subjective auditor judgment as changes in these assumptions could have a significant impact on the estimate of the fair value of investments.
The following are the procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the process to measure the fair value of Level 3 investments, including controls related to the determination of market yields, credit risk, selection of comparable companies, and financial performance multiple assumptions. We evaluated the Company’s ability to estimate fair value by comparing prior period fair values for a selection of investments to transaction prices of transactions occurring subsequent to the valuation date. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, assisted in evaluating the Company’s estimate of fair value by developing:
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
/s/ KPMG LLP
Charlotte, North Carolina
February 22, 2024

Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,053,548 and $2,191,345 as of December 31, 2023 and 2022, respectively)	$1,995,372	$2,052,614
Affiliate investments (cost of $378,865 and $275,482 as of December 31, 2023 and 2022, respectively)	402,423	289,993
Control investments (cost of $103,163 and $95,571 as of December 31, 2023 and 2022, respectively)	90,920	106,328
Total investments at fair value	2,488,715	2,448,935
Cash	57,187	96,160
Foreign currencies (cost of $13,023 and $42,627 as of December 31, 2023 and 2022, respectively)	13,341	43,255
Interest and fees receivable	51,598	42,738
Prepaid expenses and other assets	3,564	1,079
Credit support agreements (cost of $58,000 as of both December 31, 2023 and 2022, respectively)	57,800	53,086
Derivative assets	1	1,508
Deferred financing fees	3,948	3,224
Receivable from unsettled transactions	1,299	19,972
Total assets	$2,677,453	$2,709,957
Liabilities:
Accounts payable and accrued liabilities	$2,950	$971
Interest payable	8,450	7,635
Administrative fees payable	536	677
Base management fees payable	8,347	7,981
Incentive management fees payable	7,737	—
Derivative liabilities	11,265	16,677
Payable from unsettled transactions	1,112	35,565
Borrowings under credit facilities	719,914	729,144
Notes payable (net of deferred financing fees)	720,583	718,978
Total liabilities	1,480,894	1,517,628
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 106,067,070 and 107,916,166 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	106	108
Additional paid-in capital	1,854,457	1,855,975
Total distributable earnings (loss)	(658,004)	(663,754)
Total net assets	1,196,559	1,192,329
Total liabilities and net assets	$2,677,453	$2,709,957
Net asset value per share	$11.28	$11.05
    See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$216,326	$158,927	$101,468
Affiliate investments	2,175	1,218	519
Control investments	1,288	1,343	435
Short-term investments	—	—	17
Total interest income	219,789	161,488	102,439
Dividend income:
Non-Control / Non-Affiliate investments	3,983	2,122	170
Affiliate investments	32,934	28,082	8,709
Total dividend income	36,917	30,204	8,879
Fee and other income:
Non-Control / Non-Affiliate investments	12,951	15,606	12,337
Affiliate investments	337	141	40
Control investments	113	(824)	643
Total fee and other income	13,401	14,923	13,020
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	15,280	10,280	9,952
Affiliate investments	936	564	1,044
Control investments	1,912	1,278	—
Total payment-in-kind interest income	18,128	12,122	10,996
Interest income from cash	966	392	1
Total investment income	289,201	219,129	135,335
Operating expenses:
Interest and other financing fees	84,711	56,865	33,014
Base management fee (Note 2)	32,649	29,501	19,517
Incentive management fees (Note 2)	32,046	6,579	14,742
General and administrative expenses (Note 2)	9,984	9,917	9,095
Total operating expenses	159,390	102,862	76,368
Net investment income before taxes	129,811	116,267	58,967
Income taxes, including excise tax expense	2,007	611	7
Net investment income after taxes	$127,804	$115,656	$58,960

Barings BDC, Inc. Consolidated Statements of Operations - (Continued) (in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(59,469)	$(16,580)	$2,747
Affiliate investments	(64)	101	(101)
Control investments	—	(722)	—
Net realized gains (losses) on investments	(59,533)	(17,201)	2,646
Distributions of realized gains by controlled investment companies	—	6,181	—
Foreign currency transactions	4,160	(1,259)	(5,647)
Forward currency contracts	(7,377)	25,140	(378)
Net realized gains (losses)	(62,750)	12,861	(3,379)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	83,134	(132,771)	(11,087)
Affiliate investments	7,260	(916)	17,585
Control investments	(23,000)	9,498	(3,469)
Net unrealized appreciation (depreciation) on investments	67,394	(124,189)	3,029
Credit support agreements	4,714	(6,714)	1,800
Foreign currency transactions	(13,389)	22,812	17,014
Forward currency contracts	3,905	(14,950)	262
Net unrealized appreciation (depreciation)	62,624	(123,041)	22,105
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(126)	(110,180)	18,726
Benefit from (provision for) taxes	321	(795)	(1)
Net increase (decrease) in net assets resulting from operations	$127,999	$4,681	$77,685
Net investment income per share — basic and diluted	$1.19	$1.12	$0.90
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$1.20	$0.05	$1.19
Dividends / distributions per share:
Total dividends/distributions per share	$1.02	$0.95	$0.82
Weighted average number of shares outstanding — basic and diluted	107,040,677	102,911,986	65,316,085

See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, January 1, 2021	65,316,085	$65	$1,027,707	$(309,967)	$717,805
Net investment income	—	—	—	58,960	58,960
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(3,379)	(3,379)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	22,105	22,105
Provision for taxes	—	—	—	(1)	(1)
Return of capital, merger and other tax related adjustments	—	—	1,629	(1,629)	—
Distributions of net investment income	—	—	—	(51,910)	(51,910)
Return of capital distributions	—	—	(1,649)	—	(1,649)
Balance, December 31, 2021	65,316,085	$65	$1,027,687	$(285,821)	$741,931
Net investment income	—	—	—	115,656	115,656
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	12,861	12,861
Net unrealized depreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(123,041)	(123,041)
Provision for taxes	—	—	—	(795)	(795)
Return of capital, merger and other tax related adjustments	—	—	288,888	(288,888)	—
Distributions of net investment income	—	—	—	(93,726)	(93,726)
Deemed contribution - from Adviser (See Note 10)	—	—	72,130	—	72,130
Issuance of common stock in connection with acquisition of Sierra	45,986,926	46	499,372	—	499,418
Purchase of shares in repurchase plan	(3,386,845)	(3)	(32,102)	—	(32,105)
Balance, December 31, 2022	107,916,166	$108	$1,855,975	$(663,754)	$1,192,329
Net investment income	—	—	—	127,804	127,804
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(62,750)	(62,750)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	62,624	62,624
Provision for taxes	—	—	—	321	321
Return of capital, merger and other tax related adjustments	—	—	13,252	(13,252)	—
Distributions of net investment income	—	—	—	(108,997)	(108,997)
Purchase of shares in repurchase plan	(1,849,096)	(2)	(14,770)	—	(14,772)
Balance, December 31, 2023	106,067,070	$106	$1,854,457	$(658,004)	$1,196,559
See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$127,999	$4,681	$77,685
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(614,648)	(1,162,247)	(1,461,057)
Net cash acquired from Sierra merger (cash consideration paid) (See Note 10)	—	101,896	—
Transaction costs from Sierra merger (See Note 10)	—	(8,127)	—
Repayments received / sales of portfolio investments	593,505	1,041,370	943,867
Purchases of short-term investments	—	—	(297,561)
Sales of short-term investments	—	—	363,118
Loan origination and other fees received	8,286	20,120	30,504
Net realized (gain) loss on investments	59,533	11,020	(2,645)
Net realized (gain) loss on foreign currency transactions	(4,160)	1,259	5,647
Net realized (gain) loss on forward currency contracts	7,377	(25,140)	378
Net unrealized (appreciation) depreciation on investments	(67,394)	124,189	(3,029)
Net unrealized (appreciation) depreciation of CSAs	(4,714)	6,714	(1,800)
Net unrealized (appreciation) depreciation on foreign currency transactions	13,389	(22,812)	(17,014)
Net unrealized (appreciation) depreciation on forward currency contracts	(3,905)	14,950	(262)
Payment-in-kind interest / dividends	(26,540)	(12,307)	(10,795)
Amortization of deferred financing fees	3,285	3,053	1,620
Accretion of loan origination and other fees	(8,425)	(11,538)	(9,444)
Amortization / accretion of purchased loan premium / discount	(1,895)	(2,322)	(4,646)
Payments for derivative contracts	(21,742)	(5,628)	(2,362)
Proceeds from derivative contracts	14,365	30,768	1,984
Changes in operating assets and liabilities:
Interest and fees receivable	(6,431)	(14,597)	(14,472)
Prepaid expenses and other assets	(462)	(3,214)	(2,198)
Accounts payable and accrued liabilities	8,710	(7,756)	2,446
Interest payable	811	1,935	3,483
Net cash provided by (used in) operating activities	76,944	86,267	(396,553)
Cash flows from financing activities:
Borrowings under credit facilities	93,447	244,657	455,732
Repayments of credit facilities	(113,105)	(148,061)	(506,580)
Proceeds from notes	—	—	500,000
Financing fees paid	(2,404)	(1,870)	(7,274)
Purchases of shares in repurchase plan	(14,772)	(32,105)	—
Cash dividends / distributions paid	(108,997)	(93,726)	(53,559)
Net cash provided by (used in) financing activities	(145,831)	(31,105)	388,319
Net increase (decrease) in cash and foreign currencies	(68,887)	55,162	(8,234)
Cash and foreign currencies, beginning of year	139,415	84,253	92,487
Cash and foreign currencies, end of year	$70,528	$139,415	$84,253

Barings BDC, Inc. Consolidated Statements of Cash Flows - (Continued) (in thousands)
	Year Ended December 31,
	2023	2022	2021
Supplemental Information:
Cash paid for interest	$79,409	$50,641	$27,203
Excise taxes paid during the period	$1,012	$—	$71
Supplemental non-cash information
Acquisitions (See Note 10):
Fair value of net assets acquired, net of cash	—	(435,812)	—
Transaction costs	—	2,433	—
Common stock issued in acquisition of net assets	—	499,418	—
Credit support agreement (See Note 2)	—	(44,400)	—
Deemed contribution - from Adviser	—	27,730	—
Deemed contributions - CSA (See Note 2)	—	44,400	—
See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	7/19	7/25	$7,124	$7,073	$7,124	0.6%	(7)(8)(14)
						7,124	7,073	7,124

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	9/29	12,500	12,500	11,688	1.0%	(3)(7)
						12,500	12,500	11,688

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	1/22	N/A		5,000	5,858	0.5%	(7)(30)
		Class B Convertible Preferred Equity (1,651 shares)	N/A	12/22	N/A		1,667	1,950	0.2%	(7)(30)
							6,667	7,808

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	8/21	8/27	2,500	2,457	2,461	0.2%	(3)(7)(8)(14)
						2,500	2,457	2,461

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.8% Cash	4/22	4/28	12,132	11,994	11,768	1.0%	(7)(8)(13)
		Revolver	SOFR + 5.25%, 10.8% Cash	4/22	4/28	1,671	1,646	1,602	0.1%	(7)(8)(13)(31)
		Common Stock (437,623.30 shares)	N/A	4/22	N/A		438	512	—%	(7)(30)
						13,803	14,078	13,882

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	3/22	10/26	8,129	7,962	7,226	0.6%	(3)(7)(8)(10)
						8,129	7,962	7,226

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.6% Cash	8/21	10/27	6,343	6,129	5,392	0.5%	(3)(7)(8)(13)
						6,343	6,129	5,392

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	5/23	5/30	1,831	1,760	1,778	0.1%	(3)(7)(8)(10)(31)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.4% PIK	5/23	11/30	307	296	300	—%	(3)(7)(8)(10)
						2,138	2,056	2,078

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	697	0.1%	(7)(30)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	180	—%	(7)(30)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	—	—%	(7)(30)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	—	—%	(7)(30)
							363	877

Air Canada 2020-2 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	9.0% Cash	9/20	10/25	3,511	3,511	3,587	0.3%
						3,511	3,511	3,587

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	6/21	7/27	7,757	7,661	7,633	0.6%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	6/21	7/27	1,296	1,262	1,296	0.1%	(7)(8)(13)
						9,053	8,923	8,929

AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	11/23	11/29	3,339	3,229	3,226	0.3%	(7)(8)(13)(31)
		Revolver	SOFR + 6.25%, 11.7% Cash	11/23	11/29	—	(12)	(12)	—%	(7)(8)(13)(31)
						3,339	3,217	3,214

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 13.0% Cash	4/21	4/29	$6,460	$6,355	$6,402	0.5%	(7)(8)(12)
		Partnership Units (348.68 units)	N/A	4/21	N/A		349	537	—%	(7)(30)
						6,460	6,704	6,939

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	3/23	3/30	3,548	3,320	3,443	0.3%	(3)(7)(8)(10)(31)
						3,548	3,320	3,443

Alpine SG, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	2/22	11/27	23,139	22,679	22,792	1.9%	(7)(8)(13)(29)
						23,139	22,679	22,792

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	9/22	9/28	5,539	4,902	4,824	0.4%	(3)(7)
		Class B Common Stock (93,165,208 shares)	N/A	9/22	N/A		1,040	1,188	0.1%	(3)(7)(30)
		Warrants (380,385 units)	N/A	9/22	N/A		4	529	—%	(3)(7)(30)
						5,539	5,946	6,541

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	4/23	4/29	1,935	1,891	1,920	0.2%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.9% Cash	4/23	4/29	—	(10)	(4)	—%	(7)(8)(12)(31)
		Common Stock (88,110 shares)	N/A	4/23	N/A		88	89	—%	(7)(30)
						1,935	1,969	2,005

AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	4/31	7,222	3,968	2,468	0.2%	(3)(29)(30)
						7,222	3,968	2,468

AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 9.36%	2/22	10/31	2,000	1,676	1,476	0.1%	(3)(29)
						2,000	1,676	1,476

Amtech LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.4% Cash	11/21	11/27	3,005	2,964	2,988	0.2%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 11.4% Cash	11/21	11/27	245	237	242	—%	(7)(8)(13)(31)
						3,250	3,201	3,230

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/21	10/28	3,227	3,181	3,173	0.3%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	4/22	10/28	974	944	958	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 11.0% Cash	1/23	10/28	1,695	1,585	1,678	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	6/22	10/28	1,019	1,019	1,002	0.1%	(3)(7)(8)(13)
						6,915	6,729	6,811

Anju Software, Inc.	Application Software	Super Senior Secured Term Loan	10.0% PIK	10/23	6/25	878	823	817	0.1%	(7)(8)(31)
		First Lien Senior Secured Term Loan	8.0% PIK	2/19	6/25	13,320	13,255	9,404	0.8%	(7)(8)(27)
						14,198	14,078	10,221

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	7/22	7/29	2,541	2,314	2,505	0.2%	(3)(7)(8)(10)
						2,541	2,314	2,505

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 5.75%, 11.1% Cash	1/20	1/27	$1,858	$1,883	$1,858	0.2%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA +6.5%, 11.7% Cash	10/23	1/27	1,400	1,300	1,358	0.1%	(3)(7)(8)(16)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	1/20	7/27	300	303	285	—%	(3)(7)
						3,558	3,486	3,501

Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 21.60%	2/22	10/30	18,358	5,341	5,885	0.5%	(3)(29)
						18,358	5,341	5,885

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.6% Cash	4/22	3/30	2,117	2,284	2,086	0.2%	(3)(7)(8)(18)
						2,117	2,284	2,086

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash, 1.5% PIK	9/21	9/27	2,376	2,476	1,982	0.2%	(3)(7)(8)(11)
		Preferred Stock (13 shares)	N/A	9/21	N/A		120	4	—%	(3)(7)(30)
		Common Stock (48 shares)	N/A	9/21	N/A		12	—	—%	(3)(7)(30)
						2,376	2,608	1,986

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	2/21	3/28	3,672	3,899	3,621	0.3%	(3)(7)(8)(16)
						3,672	3,899	3,621

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 13.0% Cash	3/21	3/29	20,000	19,622	19,938	1.7%	(7)(8)(13)
						20,000	19,622	19,938

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	6,427	6,490	5,839	0.5%	(3)(7)(8)(17)(31)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.7% PIK	12/21	12/28	1,844	1,869	1,706	0.1%	(3)(7)(8)(17)
						8,271	8,359	7,545

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	7/22	7/29	3,856	3,471	3,791	0.3%	(3)(7)(8)(10)(31)
						3,856	3,471	3,791

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	4/19	4/26	9,084	9,082	8,993	0.8%	(7)(8)(13)
						9,084	9,082	8,993

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/20	10/27	6,517	6,475	6,304	0.5%	(3)(7)(8)(10)
						6,517	6,475	6,304

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.3% PIK	7/22	7/29	132	129	125	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.6% Cash, 3.3% PIK	7/22	7/29	323	289	307	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	7/22	7/29	1,485	1,375	1,408	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 3.3% PIK	7/22	7/29	1,721	1,565	1,632	0.1%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	7/22	7/29	—	(11)	(28)	—%	(3)(7)(8)(16)(31)
		Second Lien Senior Secured Term Loan	10.5% PIK	7/22	7/29	783	725	734	0.1%	(3)(7)
		Preferred Stock (41,560 shares)	10.0% PIK	7/22	N/A		57	42	—%	(3)(7)
		Equity Loan Notes (41,560 units)	10.0% PIK	7/22	N/A		57	42	—%	(3)(7)
		Common Stock (464 shares)	N/A	7/22	N/A		1	—	—%	(3)(7)(30)
						4,444	4,187	4,262

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	6/19	6/24	$3,935	$3,924	$3,790	0.3%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/22	6/24	4,890	4,858	4,709	0.4%	(7)(8)(13)
						8,825	8,782	8,499

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	7/22	7/27	9,111	9,001	9,035	0.8%	(7)(8)(12)
		Revolver	SOFR + 4.75%, 10.1% Cash	7/22	7/27	—	(12)	(9)	—%	(7)(8)(12)(31)
		Class A Units (25,718.20 units)	N/A	7/22	N/A		539	703	0.1%	(7)
						9,111	9,528	9,729

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	11/21	11/28	2,405	2,431	2,380	0.2%	(3)(7)(8)(16)(31)
						2,405	2,431	2,380

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/22	11/28	8,250	8,071	8,250	0.7%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/22	11/28	—	(35)	—	—%	(7)(8)(13)(31)
						8,250	8,036	8,250

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 11.3% Cash	12/19	12/26	1,547	1,532	1,427	0.1%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.4% Cash	4/21	12/26	854	905	788	0.1%	(3)(7)(8)(17)
						2,401	2,437	2,215

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	11/21	11/27	2,409	2,434	2,190	0.2%	(3)(7)(8)(20)(31)
						2,409	2,434	2,190

Aviation Technical Services, Inc.	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 14.0% Cash	2/22	3/25	29,457	28,114	29,162	2.4%	(7)(8)(12)(29)
						29,457	28,114	29,162

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	6,238	6,172	6,332	0.5%
						6,238	6,172	6,332

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	4,842	4,767	4,809	0.4%	(7)(8)(13)(31)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(6)	(3)	—%	(7)(8)(13)(31)
		Subordinated Term Loan	12.0% PIK	11/21	5/28	1,564	1,545	1,529	0.1%	(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	288	—%	(7)(30)
						6,406	6,498	6,623

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash	11/21	11/28	3,314	3,248	3,314	0.3%	(3)(7)(8)(11)
						3,314	3,248	3,314

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.3% Cash	7/19	7/26	1,096	1,163	1,096	0.1%	(3)(7)(8)(23)
						1,096	1,163	1,096

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	10/21	10/27	2,944	2,923	2,944	0.2%	(7)(8)(13)(31)
						2,944	2,923	2,944

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	2/21	2/28	7,733	8,117	7,672	0.6%	(3)(7)(8)(11)
						7,733	8,117	7,672

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR +5.50%, 10.8% Cash	1/21	1/28	$2,156	$2,109	$2,020	0.2%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	1/21	1/28	377	377	353	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 11.1% Cash	1/21	1/28	855	896	801	0.1%	(3)(7)(8)(16)
						3,388	3,382	3,174

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	2,470	2,416	2,266	0.2%	(3)(7)(8)(10)(31)
						2,470	2,416	2,266

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	8/21	8/27	1,878	1,818	1,605	0.1%	(7)(8)(13)(31)
						1,878	1,818	1,605

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	3/23	7/29	14,256	13,474	13,401	1.1%	(7)(8)(13)
						14,256	13,474	13,401

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	7/22	9/27	27,200	27,200	28,802	2.4%
		Preferred Stock- Series A (14,618 shares)	7.0% PIK	7/22	N/A		15,552	15,003	1.3%	(7)
						27,200	42,752	43,805

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	8/21	1/28	5,000	5,000	4,750	0.4%	(7)
						5,000	5,000	4,750

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 9.0% Cash	10/21	10/28	2,283	2,303	2,250	0.2%	(3)(7)(8)(10)(31)
						2,283	2,303	2,250

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	10/27	4,705	4,673	4,540	0.4%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/21	10/27	886	878	839	0.1%	(7)(8)(13)(31)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	930	0.1%	(7)(30)
						5,591	6,658	6,309

British Airways 2020-1 Class B Pass Through Trust	Structured Products	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	596	596	610	0.1%
						596	596	610

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.9% Cash	12/20	12/27	14,617	15,188	14,403	1.2%	(3)(7)(8)(17)
						14,617	15,188	14,403

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.5% Cash	2/22	12/28	2,798	2,779	2,596	0.2%	(7)(8)(13)(29)
						2,798	2,779	2,596

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/18	10/25	6,088	6,075	5,954	0.5%	(7)(8)(12)
						6,088	6,075	5,954

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	7/22	7/30	4,545	4,387	4,368	0.4%	(7)(8)(12)
		LP Units (455 units)	N/A	7/22	N/A		455	462	—%	(7)(30)
						4,545	4,842	4,830

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.4% Cash	6/22	6/26	10,248	9,493	9,541	0.8%	(7)(8)(10)
						10,248	9,493	9,541

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	12/21	12/28	$4,959	$4,883	$4,636	0.4%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	7/22	12/28	1,363	1,343	1,275	0.1%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.9% Cash	12/21	12/28	—	(13)	(61)	—%	(7)(8)(13)(31)
						6,322	6,213	5,850

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CDOR + 3.5% PIK, 9.0% PIK	6/21	3/26	1,729	1,858	1,322	0.1%	(3)(7)(8)(22)
		Class A Equity (500,000 units)	N/A	5/22	N/A		389	—	—%	(3)(7)(30)
		Class C - Warrants (257,127.45 units)	N/A	5/22	N/A		—	—	—%	(3)(7)(30)
		Class X Equity (45,604 units)	N/A	5/22	N/A		35	—	—%	(3)(7)(30)
						1,729	2,282	1,322

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 14.0% Cash	4/22	4/27	4,318	4,273	4,240	0.4%	(3)(7)(8)(13)
		LLC Units (681,818 units)	N/A	4/22	N/A		682	982	0.1%	(3)(7)(30)
						4,318	4,955	5,222

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	10/23	10/29	2,684	2,571	2,567	0.2%	(7)(8)(13)(31)
		Revolver	SOFR + 5.00%, 10.4% Cash	10/23	10/29	—	(8)	(8)	—%	(7)(8)(13)(31)
						2,684	2,563	2,559

Catawba River Limited	Finance Companies	Structured - Junior Note	N/A	10/22	10/28	4,972	4,448	943	0.1%	(3)(7)(31)
						4,972	4,448	943

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	5/20	4/27	3,196	2,923	3,144	0.3%	(3)(7)(8)(10)
						3,196	2,923	3,144

Ceres Pharma NV	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.1% Cash	10/21	10/28	3,420	3,278	3,307	0.3%	(3)(7)(8)(11)
						3,420	3,278	3,307

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	2/22	2/28	13,233	12,966	12,968	1.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/22	2/28	1,371	1,337	1,344	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.3% Cash	2/22	2/28	—	(24)	(33)	—%	(7)(8)(13)(31)
		Preferred Stock (657 shares)	N/A	2/22	N/A		722	1,190	0.1%	(7)(30)
						14,604	15,001	15,469

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	1/20	1/26	6,646	6,522	6,602	0.6%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	1/20	4/26	602	596	599	0.1%	(7)(8)(13)
						7,248	7,118	7,201

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	5/19	5/25	13,728	13,663	13,399	1.1%	(7)(8)(13)
						13,728	13,663	13,399

CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 0.3% PIK	1/20	1/25	4,112	4,093	3,742	0.3%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 0.3% PIK	1/20	1/27	670	657	609	0.1%	(7)(8)(12)
		LLC Units (12,635 units)	N/A	1/20	N/A		506	59	—%	(7)(30)
						4,782	5,256	4,410

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	$1,303	$1,281	$1,294	0.1%	(3)(7)(8)(13)
						1,303	1,281	1,294

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	4/20	4/27	13,465	13,236	13,345	1.1%	(7)(8)(12)
		Class B Partnership Units (33,324.69 units)	N/A	4/20	N/A		—	176	—%	(7)(30)
						13,465	13,236	13,521

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	4/22	4/28	642	632	622	0.1%	(7)
		LLC Units (46,085.6 units)	N/A	4/22	N/A		125	142	—%	(7)(30)
						642	757	764

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	4/22	12/29	5,637	5,525	5,525	0.5%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	4/22	4/28	13,262	13,061	12,997	1.1%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.4% Cash	4/22	12/29	—	(16)	(22)	—%	(7)(8)(13)(31)
						18,899	18,570	18,500

Contabo Finco S.À.R.L	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	10/22	10/29	5,144	4,539	5,103	0.4%	(3)(7)(8)(10)
						5,144	4,539	5,103

Core Scientific, Inc.	Technology	Equipment Term Loan	9.8% Cash	3/22	3/25	30,635	29,619	22,976	1.9%	(3)(7)(27)
		Common Stock (91,504 shares)	N/A	9/22	N/A		296	133	—%	(3)(30)
						30,635	29,915	23,109

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.4% PIK	9/21	9/28	4,821	4,945	4,659	0.4%	(3)(7)(8)(10)(31)
		Class A Units (440 units)	N/A	9/21	N/A		205	211	—%	(3)(7)(30)
		Class B Units (191 units)	N/A	9/21	N/A		446	505	—%	(3)(7)(30)
						4,821	5,596	5,375

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.5% Cash	9/20	9/27	2,052	1,913	2,052	0.2%	(3)(7)(8)(15)(31)
						2,052	1,913	2,052

CT Technologies Intermediate Holdings, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.7% Cash	2/22	12/25	4,887	4,880	4,684	0.4%	(8)(12)(29)
						4,887	4,880	4,684

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	1/21	1/27	2,761	2,726	2,759	0.2%	(7)(8)(13)
		LLC Units (161,290.32 units)	N/A	1/21	N/A		161	289	—%	(7)(30)
						2,761	2,887	3,048

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/22	11/28	1,899	1,863	1,873	0.2%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.1% Cash	11/22	11/28	—	(8)	(7)	—%	(7)(8)(13)(31)
		Partnership Units (96,153.85 units)	N/A	11/22	N/A		96	96	—%	(7)(30)
						1,899	1,951	1,962

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	$1,675	$1,644	$1,638	0.1%	(7)(8)(12)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	—	(6)	(9)	—%	(7)(8)(12)(31)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	41	—%	(7)(30)
						1,675	1,693	1,670

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	9/28	5,944	5,768	5,944	0.5%	(7)(8)(12)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	9/28	90	79	90	—%	(7)(8)(12)(31)
						6,034	5,847	6,034

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	4/19	9/24	6,540	6,540	6,416	0.5%	(7)(8)(13)
						6,540	6,540	6,416

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.9% Cash	4/21	4/28	2,762	2,828	2,734	0.2%	(3)(7)(8)(11)
						2,762	2,828	2,734

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	3/20	3/27	2,349	2,324	2,349	0.2%	(3)(7)(8)(10)
						2,349	2,324	2,349

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 7.9%	2/22	4/34	3,620	2,056	1,647	0.1%	(3)(29)
						3,620	2,056	1,647

Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.0%	2/22	7/30	17,233	4,791	3,319	0.3%	(3)(29)(30)
						17,233	4,791	3,319

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	9/21	9/28	128	115	115	—%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	9/21	9/28	1,434	1,419	1,401	0.1%	(3)(7)(8)(13)
						1,562	1,534	1,516

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.5% Cash	6/22	6/28	1,000	988	993	0.1%	(3)(7)(8)(13)
						1,000	988	993

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	7/21	7/27	14,775	14,568	14,479	1.2%	(7)(8)(13)
						14,775	14,568	14,479

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	11/21	11/29	9,469	9,336	8,844	0.7%	(7)(8)(13)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	491	—%	(7)(30)
						9,469	9,867	9,335

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	3/23	5/28	781	759	764	0.1%	(7)
		Common Stock (163.83 shares)	N/A	3/23	N/A		231	301	—%	(7)(30)
						781	990	1,065

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	9/21	9/27	4,900	4,835	4,430	0.4%	(7)(8)(13)
						4,900	4,835	4,430

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	12/21	12/27	12,548	12,371	11,155	0.9%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.5% Cash	12/21	12/27	2,563	2,524	2,233	0.2%	(7)(8)(13)(31)
						15,111	14,895	13,388

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	2/21	12/25	7,245	7,189	7,245	0.6%	(7)(8)(13)
						7,245	7,189	7,245

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	4/21	4/28	$6,017	$5,936	$5,740	0.5%	(7)(8)(13)
						6,017	5,936	5,740

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	11/21	11/27	3,473	3,426	3,473	0.3%	(7)(8)(12)
		Revolver	SOFR + 5.00%, 10.5% Cash	11/21	11/27	—	(19)	—	—%	(7)(8)(12)(31)
						3,473	3,407	3,473

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.5% Cash, 2.8% PIK	12/22	12/29	1,582	1,414	1,047	0.1%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	799	780	700	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.5% Cash, 2.8% PIK	12/22	12/29	2,393	2,254	2,096	0.2%	(3)(7)(8)(16)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/29	632	592	543	—%	(3)(7)
						5,406	5,040	4,386

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	3/22	3/28	1,748	1,865	1,535	0.1%	(3)(7)(8)(20)(31)
		First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	3/22	9/24	22	21	20	—%	(3)(7)(8)(20)
						1,770	1,886	1,555

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.2% Cash	7/22	7/28	6,401	6,300	6,324	0.5%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 12.2% Cash	7/22	7/28	141	137	138	—%	(7)(8)(13)(31)
						6,542	6,437	6,462

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	8/20	8/27	1,968	2,071	1,933	0.2%	(3)(7)(8)(10)
						1,968	2,071	1,933

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	1/23	1/30	1,683	1,591	1,632	0.1%	(3)(7)(8)(10)(31)
						1,683	1,591	1,632

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	3/21	N/A		2,799	2,670	0.2%	(7)
							2,799	2,670

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/23	11/30	4,544	4,288	4,431	0.4%	(3)(7)(8)(10)
		Subordinated Term Loan	10.3% PIK	11/23	5/31	2,050	1,943	2,009	0.2%	(3)(7)
						6,594	6,231	6,440

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	2/21	2/28	1,276	1,264	1,275	0.1%	(7)(8)(13)
						1,276	1,264	1,275

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	3/22	3/29	4,348	4,166	4,230	0.4%	(3)(7)(8)(11)(31)
						4,348	4,166	4,230

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (6,582.7 shares)	11.0% PIK	3/22	N/A		8,809	5,266	0.4%	(7)
							8,809	5,266

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/20	12/26	4,173	4,128	4,073	0.3%	(7)(8)(12)
						4,173	4,128	4,073

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.6% Cash	5/22	5/30	13,692	13,461	13,404	1.1%	(7)(8)(13)
		LLC Units (966.99 units)	N/A	5/22	N/A		967	855	0.1%	(7)(30)
						13,692	14,428	14,259

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	$16,000	$14,862	$13,187	1.1%
						16,000	14,862	13,187

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (2,828,286 shares)	N/A	8/22	N/A		2,828	3,196	0.3%	(3)(7)(30)
							2,828	3,196

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.9% Cash	4/22	4/29	1,860	1,849	1,808	0.2%	(3)(7)(8)(16)(31)
						1,860	1,849	1,808

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	10/22	2/26	2,480	2,443	2,480	0.2%	(7)(8)(13)
						2,480	2,443	2,480

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	5/21	5/27	4,591	4,512	4,384	0.4%	(7)(8)(13)
		Partnership Units (937.5 units)	N/A	5/21	N/A		938	632	0.1%	(7)(30)
						4,591	5,450	5,016

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	8/21	8/28	4,789	4,721	4,768	0.4%	(7)(8)(13)
		LP Interest (1,160.9 units)	N/A	8/21	N/A		12	16	—%	(7)(30)
		LP Units (5,104.3 units)	N/A	8/21	N/A		51	72	—%	(7)(30)
						4,789	4,784	4,856

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	10,637	10,361	10,573	0.9%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	—	(64)	(15)	—%	(7)(8)(13)(31)
		Partnership Units (687 units)	N/A	12/22	N/A		687	880	0.1%	(7)(30)
						10,637	10,984	11,438

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.3% Cash	7/22	7/27	2,517	2,515	2,478	0.2%	(3)(7)(8)(19)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.7% Cash	7/22	7/27	4,370	4,228	4,295	0.4%	(3)(7)(8)(24)(31)
						6,887	6,743	6,773

Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 4.5% PIK	10/23	10/28	12,742	12,374	12,359	1.0%	(7)(8)(13)
						12,742	12,374	12,359

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 10.00%, 13.8% Cash	6/22	6/29	475	446	265	—%	(3)(7)(8)(9)
		First Lien Senior Secured Term Loan	10.0% PIK	6/22	6/29	124	122	124	—%	(3)(7)(31)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3)(7)(30)
						599	568	389

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	7/22	7/29	908	815	894	0.1%	(3)(7)(8)(10)(31)
						908	815	894

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	10/23	9/30	5,148	4,806	5,006	0.4%	(3)(7)(8)(11)
						5,148	4,806	5,006

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	1,103	1,006	1,059	0.1%	(3)(7)(8)(10)
						1,103	1,006	1,059

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.2% Cash	11/21	8/26	571	553	570	—%	(8)(13)
						571	553	570

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Gusto Aus BidCo Pty Ltd	Consumer Non-Cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	10/22	10/28	$2,279	$2,083	$2,235	0.2%	(3)(7)(8)(19)(31)
						2,279	2,083	2,235

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.4% Cash	9/22	9/28	692	632	674	0.1%	(3)(7)(8)(19)(31)
						692	632	674

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	12,485	12,300	11,012	0.9%	(7)
						12,485	12,300	11,012

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/21	11/27	7,295	7,194	7,295	0.6%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/21	11/27	—	(34)	—	—%	(7)(8)(12)(31)
						7,295	7,160	7,295

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	9/19	9/26	3,346	3,676	3,155	0.3%	(3)(7)(8)(11)
						3,346	3,676	3,155

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	5,174	4,478	5,080	0.4%	(3)(7)(8)(10)(31)
						5,174	4,478	5,080

HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	8/23	8/29	7,267	7,093	7,101	0.6%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 11.4% Cash	8/23	8/29	383	341	342	—%	(7)(8)(13)(31)
		Common Stock (101,080 shares)	N/A	8/23	N/A		101	101	—%	(7)(30)
						7,650	7,535	7,544

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	3/21	3/27	3,751	3,707	3,428	0.3%	(7)(8)(13)
						3,751	3,707	3,428

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/23	11/29	1,318	1,275	1,274	0.1%	(7)(8)(12)(31)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/23	11/29	—	(7)	(7)	—%	(7)(8)(12)(31)
						1,318	1,268	1,267

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	4/22	11/28	6,667	6,513	6,160	0.5%	(3)(7)(8)(12)
						6,667	6,513	6,160

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 14.0% Cash	7/22	7/25	11,422	11,311	11,355	0.9%	(7)(8)(13)(31)
		Revolver	SOFR + 8.50%, 14.0% Cash	7/22	7/25	—	(11)	(7)	—%	(7)(8)(13)(31)
						11,422	11,300	11,348

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.8% Cash	12/18	12/24	11,197	11,133	10,816	0.9%	(7)(8)(13)
						11,197	11,133	10,816

Hygie 31 Holding	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.4% Cash	9/22	9/29	1,767	1,504	1,739	0.1%	(3)(7)(8)(11)
						1,767	1,504	1,739

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.5% Cash	5/21	4/28	2,762	2,947	2,713	0.2%	(3)(7)(8)(10)
						2,762	2,947	2,713

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	11/21	11/28	2,903	2,912	2,879	0.2%	(3)(7)(8)(11)
						2,903	2,912	2,879

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	4/21	4/28	$6,543	$6,835	$6,203	0.5%	(3)(7)(8)(11)(31)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 7.5% Cash	5/23	4/28	1,089	1,019	1,035	0.1%	(3)(7)(8)(25)
						7,632	7,854	7,238

Innovative XCessories & Services, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.9% Cash	2/22	3/27	2,892	2,839	2,469	0.2%	(8)(14)(29)
						2,892	2,839	2,469

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.3% Cash	12/20	12/27	5,711	6,128	5,711	0.5%	(3)(7)(8)(10)(31)
						5,711	6,128	5,711

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	8/22	8/29	1,696	1,587	1,676	0.1%	(3)(7)(8)(10)(31)
						1,696	1,587	1,676

InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/23	11/29	2,126	1,973	2,051	0.2%	(3)(7)(8)(19)(31)
						2,126	1,973	2,051

Iqor US Inc.	Services: Business	First Lien Senior Secured Term Loan	SOFR + 7.50%, 13.0% Cash	2/22	11/24	2,655	2,683	2,622	0.2%	(8)(12)(29)
						2,655	2,683	2,622

Isagenix International, LLC	Wholesale	First Lien Senior Secured Term Loan	SOFR + 5.60%, 10.6% Cash	4/23	4/28	835	542	718	0.1%	(8)(13)(29)
		Common Stock (58,538 shares)	N/A	4/23	N/A		—	—	—%	(7)(30)
						835	542	718

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	10/22	10/29	4,857	4,173	4,778	0.4%	(3)(7)(8)(10)(31)
						4,857	4,173	4,778

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	10/23	10/28	6,786	6,621	6,616	0.6%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.6% Cash	10/23	10/28	—	(17)	(18)	—%	(7)(8)(13)(31)
						6,786	6,604	6,598

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	12/21	12/27	13,010	12,683	12,757	1.1%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 12.0% Cash	12/21	12/27	101	70	67	—%	(7)(8)(13)(31)
		Common Stock (7,500.4 shares)	N/A	1/22	N/A		750	715	0.1%	(7)(30)
						13,111	13,503	13,539

Ivanti Software, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.9% Cash	2/22	12/28	6,000	5,989	4,800	0.4%	(8)(13)(29)
						6,000	5,989	4,800

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.3% Cash	11/19	2/29	1,188	1,151	1,176	0.1%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/19	2/29	6,714	6,598	6,648	0.6%	(3)(7)(8)(14)
						7,902	7,749	7,824

JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	8/20	11/27	3,052	3,052	3,026	0.3%
						3,052	3,052	3,026

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	5/21	7/26	3,788	3,730	3,598	0.3%	(7)(8)(13)
						3,788	3,730	3,598

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	3/22	3/27	3,901	4,133	3,844	0.3%	(3)(7)(8)(24)(31)
						3,901	4,133	3,844

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	2/22	2/28	$3,481	$3,421	$3,414	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 11.0% Cash	2/22	2/28	—	(6)	(8)	—%	(7)(8)(13)(31)
		LLC Units (1,018 units)	N/A	2/22	N/A		107	228	—%	(7)
						3,481	3,522	3,634

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	11/20	11/26	5,594	5,506	5,545	0.5%	(7)(8)(13)(31)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	224	—%	(7)(30)
						5,594	5,709	5,769

Kene Acquisition, Inc. (En Engineering)	Oil & Gas Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.7% Cash	8/19	8/26	7,095	7,037	7,031	0.6%	(7)(8)(13)
						7,095	7,037	7,031

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/21	10/27	9,162	9,039	9,116	0.8%	(7)(8)(13)
		LLC Units (637,677.11 units)	N/A	10/21	N/A		638	599	0.1%	(7)(30)
						9,162	9,677	9,715

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/20	12/27	8,413	8,302	8,413	0.7%	(7)(8)(13)
						8,413	8,302	8,413

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.4% Cash	12/21	12/28	1,987	1,961	1,854	0.2%	(3)(7)(8)(10)(31)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	6/29	1,744	1,730	1,587	0.1%	(3)(7)
						3,731	3,691	3,441

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	5/22	5/29	709	690	659	0.1%	(3)(7)(8)(14)(31)
		Revolver	SOFR + 5.75%, 11.1% Cash	5/22	11/28	18	17	16	—%	(3)(7)(8)(14)(31)
						727	707	675

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	2/22	2/28	10,198	10,069	10,096	0.8%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	2/22	2/28	416	385	400	—%	(7)(8)(13)(31)
		LLC Units (81,739 units)	N/A	2/22	N/A		85	239	—%	(7)
						10,614	10,539	10,735

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	8/20	6/28	5,518	5,517	5,311	0.4%	(8)(12)
		Common Stock (94,441 shares)	N/A	8/20	N/A		3,105	4,037	0.3%	(7)(30)
						5,518	8,622	9,348

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	3/23	12,319	10,129	—	—%	(7)(27)(28)
						12,319	10,129	—

Lifestyle Intermediate II, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.7% Cash	2/22	1/26	3,006	3,006	2,675	0.2%	(7)(8)(13)(29)
		Revolver	SOFR + 7.00%, 12.7% Cash	2/22	1/26	—	—	(275)	—%	(7)(8)(13)(29)(31)
						3,006	3,006	2,400

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	1/21	12/25	862	858	860	0.1%	(7)(8)(13)
						862	858	860

LogMeIn, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	2/22	8/27	1,940	1,922	1,274	0.1%	(8)(12)(29)
						1,940	1,922	1,274

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	4/22	9/27	$8,267	$8,149	$6,308	0.5%	(7)(8)(12)
						8,267	8,149	6,308

Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes	SOFR + 9.03%, 14.4% Cash	2/22	4/34	5,250	5,107	5,067	0.4%	(3)(13)(29)
		Subordinated Structured Notes	Residual Interest, current yield 10.17%	2/22	4/34	13,730	9,014	8,181	0.7%	(3)(29)
						18,980	14,121	13,248

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.9% Cash, 6.8% PIK	12/21	12/28	2,445	2,415	1,777	0.1%	(3)(7)(8)(10)(31)
		Revolver	EURIBOR+ 5.75%, 3.9% Cash, 5.8% PIK	12/21	12/28	48	44	6	—%	(3)(7)(8)(10)(31)
						2,493	2,459	1,783

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	2/22	2/28	10,807	10,678	10,462	0.9%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 11.0% Cash	2/22	2/28	1,985	1,952	1,914	0.2%	(7)(8)(13)(31)
						12,792	12,630	12,376

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	7/21	6/27	4,148	4,088	4,133	0.3%	(7)(8)(13)(31)
		Partnership Units (746.66 units)	N/A	6/21	N/A		747	778	0.1%	(7)(30)
						4,148	4,835	4,911

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/19	11/25	2,874	2,853	2,764	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/20	11/25	4,102	4,243	3,946	0.3%	(7)(8)(16)
						6,976	7,096	6,710

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	2/22	10/27	9,497	9,849	8,595	0.7%	(3)(8)(17)
						9,497	9,849	8,595

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	11/21	11/29	4,421	4,386	3,708	0.3%	(8)(13)
						4,421	4,386	3,708

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	8/22	8/29	3,092	3,138	3,041	0.3%	(3)(7)(8)(26)(31)
		Class A Units (114.4 units)	9.0% PIK	8/22	N/A		111	128	—%	(3)(7)(30)
		Class B Units (28,943.8 units)	N/A	8/22	N/A		—	51	—%	(3)(7)(30)
						3,092	3,249	3,220

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	8/21	8/27	905	893	901	0.1%	(7)(8)(12)
		Partnership Units (76,923 units)	N/A	8/21	N/A		77	82	—%	(7)(30)
						905	970	983

Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	12/20	12/26	7,854	8,367	7,784	0.7%	(3)(7)(8)(20)(31)
						7,854	8,367	7,784

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.6% Cash	7/23	7/30	1,894	1,875	1,832	0.2%	(3)(7)(8)(16)(31)
		Common Stock (107,714 shares)	N/A	7/23	N/A		138	1,380	0.1%	(3)(7)(30)
						1,894	2,013	3,212

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.7% Cash	11/20	11/27	1,670	1,709	1,670	0.1%	(3)(7)(8)(17)
						1,670	1,709	1,670

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	8/20	8/26	$6,923	$6,838	$6,884	0.6%	(7)(8)(13)
						6,923	6,838	6,884

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.9% Cash	3/22	3/28	18,986	19,616	18,321	1.5%	(3)(7)(8)(19)
						18,986	19,616	18,321

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/21	12/27	5,594	5,526	5,562	0.5%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.5% Cash	12/21	12/27	—	(15)	(8)	—%	(7)(8)(13)(31)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	535	—%	(7)(30)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	229	—%	(7)(30)
						5,594	6,021	6,318

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 2.00%, 7.4% Cash, 3.0% PIK	11/22	2/27	2,970	2,913	2,918	0.2%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	2/21	2/27	2,666	2,645	2,620	0.2%	(7)(8)(12)
						5,636	5,558	5,538

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	9/23	9/29	11,851	11,426	11,446	1.0%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 11.1% Cash	9/23	9/29	379	334	335	—%	(7)(8)(13)(31)
		LLC Units (472,512 units)	N/A	9/23	N/A		473	473	—%	(7)(30)
						12,230	12,233	12,254

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	1/23	1/30	2,145	2,041	2,090	0.2%	(3)(7)(8)(11)(31)
						2,145	2,041	2,090

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/23	11/30	7,375	7,239	7,236	0.6%	(7)(8)(12)(31)
		Revolver	SOFR + 6.00%, 11.3% Cash	11/23	11/29	—	(11)	(11)	—%	(7)(8)(12)(31)
						7,375	7,228	7,225

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8%	3/23	3/29	6,347	6,174	6,204	0.5%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 11.8%	3/23	3/29	442	413	417	—%	(7)(8)(13)(31)
		LP Units (639,510 units)	N/A	3/23	N/A		659	633	0.1%	(7)(30)
						6,789	7,246	7,254

NGS US Finco, LLC (f/k/a Dresser Natural Gas Solutions)	Energy Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.5% Cash	10/18	10/25	4,655	4,648	4,655	0.4%	(7)(8)(12)
						4,655	4,648	4,655

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	10/21	9/27	2,450	2,417	2,434	0.2%	(7)(8)(13)
						2,450	2,417	2,434

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.1% Cash	1/22	1/28	4,021	3,944	3,984	0.3%	(3)(7)(8)(14)(31)
						4,021	3,944	3,984

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	9/22	10/29	2,219	1,912	2,175	0.2%	(3)(7)(8)(10)(31)
						2,219	1,912	2,175

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	$5,534	$5,450	$5,485	0.5%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	—	(19)	(12)	—%	(7)(8)(12)(31)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	276	—%	(7)(30)
						5,534	5,642	5,749

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	3/22	3/29	3,575	3,522	3,454	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.5% Cash	3/22	3/28	—	(20)	(47)	—%	(7)(8)(13)(31)
						3,575	3,502	3,407

Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	549	549	549	—%	(7)
		Takeback Term Loan	10.0% Cash	10/23	10/27	2,933	2,933	2,933	0.2%	(7)
		Preferred Stock (243.81 shares)	15.0% PIK	10/23	N/A		1,562	2,085	0.2%	(7)
		Common Stock (186.67 shares)	N/A	10/23	N/A		—	—	—%	(7)(30)
						3,482	5,044	5,567

Ocular Therapeutix, Inc.	Pharma-ceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	8/23	7/29	3,930	3,817	3,812	0.3%	(3)(7)(8)(12)
						3,930	3,817	3,812

Offen Inc.	Transportation: Cargo	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	2/22	6/26	3,728	3,691	3,691	0.3%	(7)(14)(29)
						3,728	3,691	3,691

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	6/21	6/28	3,499	3,684	3,390	0.3%	(3)(7)(8)(10)
						3,499	3,684	3,390

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/20	12/26	8,322	8,291	7,864	0.7%	(7)(8)(13)
						8,322	8,291	7,864

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/19	12/25	2,267	2,251	2,249	0.2%	(3)(7)(8)(14)
						2,267	2,251	2,249

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.9% Cash	6/21	5/28	2,918	3,162	2,918	0.2%	(3)(7)(8)(17)
						2,918	3,162	2,918

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	6/21	6/28	327	354	326	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	6/21	6/28	533	523	531	—%	(3)(7)(8)(13)
						860	877	857

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	12/23	12/30	1,010	973	985	0.1%	(3)(7)(8)(10)
						1,010	973	985

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/21	12/29	13,197	12,976	12,934	1.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	3/23	12/29	—	(105)	(107)	—%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.5% Cash	12/21	12/29	—	(22)	(22)	—%	(7)(8)(13)(31)
		LP Units (173,749 units)	N/A	7/22	N/A		174	174	—%	(7)
						13,197	13,023	12,979

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	7/22	7/29	4,355	3,970	4,224	0.4%	(7)
						4,355	3,970	4,224

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash, 0.8% PIK	12/19	12/26	$2,838	$2,837	$2,804	0.2%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	10/26	1,500	1,500	1,482	0.1%	(3)(7)(8)(13)
						4,338	4,337	4,286

Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	624	606	605	0.1%	(7)(8)(13)(31)
		LLC Units (29,762 units)	N/A	10/23	N/A		298	298	—%	(7)(30)
						624	904	903

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	2/20	2/27	2,373	2,315	2,327	0.2%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	2/20	2/27	2,859	2,828	2,804	0.2%	(3)(7)(8)(13)
						5,232	5,143	5,131

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.7% Cash	8/21	8/27	10,319	10,116	10,319	0.9%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/23	8/27	3,030	2,935	2,930	0.2%	(7)(8)(13)(31)
		Class A-2 Partnership Units (28.8 units)	N/A	8/21	N/A		29	44	—%	(7)
						13,349	13,080	13,293

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	5/22	5/27	182	182	172	—%	(3)(7)
		Structured Secured Note - Class B	5.4% Cash	5/22	5/27	182	182	173	—%	(3)(7)
		Structured Secured Note - Class C	5.9% Cash	5/22	5/27	182	182	167	—%	(3)(7)
		Structured Secured Note - Class D	8.5% Cash	5/22	5/27	182	182	166	—%	(3)(7)
		Structured Secured Note - Class E	11.4% Cash	5/22	5/27	9,274	9,274	8,503	0.7%	(3)(7)
						10,002	10,002	9,181

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	12/21	7/29	2,796	2,700	2,743	0.2%	(3)(7)(8)(19)
						2,796	2,700	2,743

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/21	12/27	1,118	1,103	1,118	0.1%	(7)(8)(13)
		Revolver	SOFR + 4.75%, 10.2% Cash	12/21	12/27	—	(7)	—	—%	(7)(8)(13)(31)
		Partnership Units (7,409 units)	N/A	12/21	N/A		741	1,285	0.1%	(7)
						1,118	1,837	2,403

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash, 4.0% PIK	12/21	6/26	51,345	50,494	50,498	4.2%	(7)(8)(13)
		Warrants - Class A (2.55830 units)	N/A	12/21	N/A		—	1,297	0.1%	(7)(30)
		Warrants - Class B (0.86340 units)	N/A	12/21	N/A		—	438	—%	(7)(30)
		Warrants - Class CC (0.08870 units)	N/A	12/21	N/A		—	—	—%	(7)(30)
		Warrants - Class D (0.24710 units)	N/A	12/21	N/A		—	125	—%	(7)(30)
						51,345	50,494	52,358

Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	2/22	8/24	990	990	936	0.1%	(7)(8)(12)(29)
		Common Stock (74 shares)	N/A	8/23	N/A		—	—	—%	(7)(30)
						990	990	936

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.5% Cash	12/20	12/26	7,559	7,476	7,511	0.6%	(7)(8)(13)
						7,559	7,476	7,511

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	6/21	12/30	$9,334	$8,787	$9,031	0.8%	(3)(7)(8)(11)(31)
						9,334	8,787	9,031

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.0% Cash	8/21	7/28	2,789	2,729	2,778	0.2%	(3)(7)(8)(14)
						2,789	2,729	2,778

Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.0% Cash	3/19	3/25	5,506	5,502	5,462	0.5%	(7)(8)(13)
						5,506	5,502	5,462

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	7/23	7/29	5,330	5,186	5,293	0.4%	(7)(8)(13)(31)
		Revolver	SOFR + 6.25%, 11.6% Cash	7/23	7/29	—	(23)	(6)	—%	(7)(8)(13)(31)
		Common Stock (281 shares)	N/A	7/23	N/A		281	340	—%	(7)(30)
						5,330	5,444	5,627

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.1% Cash	3/19	10/24	1,803	1,803	1,783	0.1%	(7)(8)(13)
						1,803	1,803	1,783

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	3/22	3/28	1,635	1,611	1,635	0.1%	(7)(8)(14)
		Revolver	SOFR + 5.75%, 11.5% Cash	3/22	3/28	274	267	274	—%	(7)(8)(14)(31)
		Senior Subordinated Term Loan	8.0% Cash	3/22	3/29	81	81	73	—%	(7)
		LLC Units (241,935.48 units)	N/A	3/22	N/A		161	220	—%	(7)(30)
						1,990	2,120	2,202

Proppants Holding, LLC	Energy: Oil & Gas	LLC Units (1,668,106 units)	N/A	2/22	N/A		—	—	—%	(7)(29)
							—	—

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.8% Cash	3/21	3/28	1,667	1,739	1,630	0.1%	(3)(7)(8)(11)(31)
		Revolver	EURIBOR + 6.50%, 10.5% Cash	3/21	3/27	2,164	2,283	2,110	0.2%	(3)(7)(8)(11)
						3,831	4,022	3,740

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	5/22	5/29	902	842	820	0.1%	(3)(7)(8)(9)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	5/22	5/29	1,411	1,391	1,305	0.1%	(3)(7)(8)(12)
						2,313	2,233	2,125

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.8% Cash	9/21	9/26	1,882	1,970	1,852	0.2%	(3)(7)(8)(18)
						1,882	1,970	1,852

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	3/23	3/29	603	586	592	—%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	3/23	3/29	—	(6)	(2)	—%	(7)(8)(13)(31)
		Preferred Stock (148 shares)	10.0% PIK	3/23	N/A		144	159	—%	(7)(30)
		Common Stock (303,030 shares)	N/A	3/23	N/A		3	64	—%	(7)(30)
						603	727	813

Questel Unite	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/20	12/27	6,976	6,912	6,732	0.6%	(3)(7)(8)(13)
						6,976	6,912	6,732

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	6,175	5,949	6,001	0.5%	(7)(8)(14)(31)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	126	66	80	—%	(7)(8)(14)(31)
						6,301	6,015	6,081

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RA Outdoors, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.0% Cash	2/22	4/26	$12,917	$12,658	$12,723	1.1%	(7)(8)(13)(29)
		Revolver	SOFR + 6.75%, 12.0% Cash	2/22	4/26	796	796	778	0.1%	(7)(8)(13)(29)(31)
						13,713	13,454	13,501

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	11/22	11/28	10,138	9,835	9,890	0.8%	(7)(8)(13)(31)
		Revolver	SOFR + 6.50%, 11.9% Cash	11/22	11/28	538	493	505	—%	(7)(8)(13)(31)
		Partnership Units (5,333 units)	N/A	11/22	N/A		533	570	—%	(7)(30)
						10,676	10,861	10,965

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	8/20	7/26	11,442	11,330	11,442	1.0%	(7)(8)(13)
		Partnership Equity (187,235 units)	N/A	3/21	N/A		187	103	—%	(7)(30)
						11,442	11,517	11,545

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/21	11/27	4,757	4,677	4,167	0.3%	(7)(8)(13)
		Partnership Equity (197,368.42 units)	N/A	11/21	N/A		197	67	—%	(7)(30)
						4,757	4,874	4,234

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	6/22	12/26	9,792	9,192	9,498	0.8%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/20	12/26	2,009	1,982	1,949	0.2%	(7)(8)(13)
						11,801	11,174	11,447

Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.6% Cash	2/22	4/25	5,081	5,107	762	0.1%	(7)(8)(13)(29)
						5,081	5,107	762

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.6% Cash	4/21	4/29	4,011	3,950	3,991	0.3%	(7)(8)(13)
						4,011	3,950	3,991

Rhondda Financing No. 1 DAC	Finance Companies	Structured - Junior Note	N/A	1/23	1/33	28,587	27,901	29,586	2.5%	(3)(7)(31)
						28,587	27,901	29,586

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	12/21	12/28	2,291	2,256	2,078	0.2%	(3)(7)(8)(10)
						2,291	2,256	2,078

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	9/23	9/29	6,604	6,412	6,422	0.5%	(7)(8)(12)
		Revolver	SOFR + 7.50%, 12.9% Cash	9/23	9/29	—	(31)	(30)	—%	(7)(8)(12)(31)
		LLC Units (233,871 units)	N/A	9/23	N/A		1,252	1,534	0.1%	(7)(30)
						6,604	7,633	7,926

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	8/22	8/28	7,255	7,124	7,164	0.6%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 10.9% Cash	8/22	8/28	408	379	388	—%	(7)(8)(13)(31)
						7,663	7,503	7,552

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	10/20	10/25	4,759	4,709	4,732	0.4%	(7)(8)(13)
						4,759	4,709	4,732

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	SOFR + 7.75%, 13.1% Cash	2/22	9/25	$8,968	$8,968	$8,717	0.7%	(7)(8)(13)(29)
		Revolver	SOFR + 7.75%, 13.1% Cash	2/22	9/25	635	635	524	—%	(7)(8)(13)(29)(31)
		Class A Preferred Stock (145.347 shares)	N/A	2/22	N/A		4	—	—%	(7)(29)(30)
		Class B Preferred Stock (145.347 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
		Class C Preferred Stock (7,844.03 shares)	N/A	2/22	N/A		450	73	—%	(7)(29)(30)
		Common Stock (153 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
						9,603	10,057	9,314

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash, 0.5% PIK	1/19	7/25	9,586	9,586	9,241	0.8%	(7)(8)(13)
						9,586	9,586	9,241

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/20	12/26	11,828	11,684	11,567	1.0%	(7)(8)(13)
		Preferred Stock (378.7 shares)	N/A	12/20	N/A		380	468	—%	(7)(30)
						11,828	12,064	12,035

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	6/22	7/29	2,736	2,414	2,585	0.2%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 7.2% Cash	6/22	7/29	3,476	3,064	3,357	0.3%	(3)(7)(8)(25)
						6,212	5,478	5,942

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	3/23	3/28	13,692	13,268	13,442	1.1%	(7)(8)(13)(31)
		Revolver	SOFR + 6.75%, 12.1% Cash	3/23	3/28	—	(33)	(19)	—%	(7)(8)(13)(31)
						13,692	13,235	13,423

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	1,802	1,777	1,759	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	56	52	48	—%	(7)(8)(13)(31)
						1,858	1,829	1,807

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	5/22	5/29	3,529	3,350	3,480	0.3%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	8/23	5/29	443	443	437	—%	(3)(7)(8)(13)
		Revolver	EURIBOR + 5.75%, 9.7% Cash	5/22	5/29	426	403	410	—%	(3)(7)(8)(10)(31)
						4,398	4,196	4,327

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.3% Cash	5/22	5/29	2,616	2,480	2,522	0.2%	(3)(7)(8)(11)
						2,616	2,480	2,522

Serta Simmons Bedding LLC	Home Furnishings	Common Stock (109,127 shares)	N/A	6/23	N/A		1,630	791	0.1%	(7)(30)
							1,630	791

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	1/30	34,713	33,742	34,019	2.8%	(3)(7)(8)(13)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	1,548	0.1%	(3)(7)(30)
						34,713	34,942	35,567

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	7/23	7/30	1,880	1,804	1,822	0.2%	(3)(7)(8)(11)(31)
						1,880	1,804	1,822

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	12/20	12/26	$6,868	$6,773	$6,463	0.5%	(7)(8)(12)(31)
						6,868	6,773	6,463

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	11/21	11/27	10,571	10,427	10,466	0.9%	(7)(8)(12)
		Revolver	SOFR + 4.50%, 9.9% Cash	11/21	11/27	—	(15)	(12)	—%	(7)(8)(12)(31)
						10,571	10,412	10,454

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	9/23	9/29	9,633	9,333	9,332	0.8%	(7)(8)(13)(31)
		Revolver	SOFR + 6.25%, 11.6% Cash	9/23	9/29	—	(39)	(38)	—%	(7)(8)(13)(31)
		Common Stock (275 shares)	N/A	9/23	N/A		275	288	—%	(7)(30)
						9,633	9,569	9,582

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash, 1.0% PIK	10/18	10/27	5,110	5,101	4,533	0.4%	(7)(8)(13)
						5,110	5,101	4,533

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/20	12/26	10,723	10,606	10,592	0.9%	(7)(8)(13)
						10,723	10,606	10,592

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	8,191	7,641	8,175	0.7%	(3)(7)
						8,191	7,641	8,175

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/22	12/29	15,528	15,182	15,140	1.3%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/22	12/28	665	624	615	0.1%	(7)(8)(13)(31)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	382	—%	(7)(30)
						16,193	16,322	16,137

Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/31	4,489	1,806	579	—%	(3)(29)(30)
						4,489	1,806	579

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	3/27	1,921	1,880	1,858	0.2%	(7)(8)(13)(31)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	3/27	66	64	62	—%	(7)(8)(13)(31)
						1,987	1,944	1,920

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/22	10/28	11,659	11,383	11,461	1.0%	(7)(8)(12)(31)
		Revolver	SOFR + 5.50%, 10.9% Cash	10/22	10/28	—	(28)	(21)	—%	(7)(8)(12)(31)
						11,659	11,355	11,440

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	12/19	12/26	13,750	13,605	13,719	1.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	12/22	12/26	2,791	2,747	2,791	0.2%	(7)(8)(13)
						16,541	16,352	16,510

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	12/20	11/27	3,416	3,416	3,416	0.3%	(3)(7)(8)(16)(31)
						3,416	3,416	3,416

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	11/30	976	932	947	0.1%	(3)(7)(8)(17)
						976	932	947

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	10/21	4/27	$2,500	$2,475	$2,490	0.2%	(3)(7)(8)(14)
						2,500	2,475	2,490

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/27	12,910	12,726	12,825	1.1%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/27	456	432	444	—%	(7)(8)(13)(31)
						13,366	13,158	13,269

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	5/22	N/A		8,989	8,788	0.7%	(7)
							8,989	8,788

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/21	10/28	1,997	1,983	1,997	0.2%	(3)(7)(8)(12)(31)
		Revolver	SOFR + 5.50%, 11.0% Cash	11/21	10/28	620	614	620	0.1%	(3)(7)(8)(12)(31)
						2,617	2,597	2,617

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	7/21	7/28	2,447	2,420	2,395	0.2%	(7)
		Common Stock (1,589 shares)	N/A	7/21	N/A		50	73	—%	(7)(30)
						2,447	2,470	2,468

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	3/22	3/28	8,003	7,867	7,915	0.7%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	5/23	3/28	2,459	2,376	2,430	0.2%	(7)(8)(12)(31)
		Revolver	SOFR + 5.75%, 11.2% Cash	3/22	3/28	233	219	223	—%	(7)(8)(12)(31)
						10,695	10,462	10,568

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	1,730	1,502	1,730	0.1%	(3)(7)(8)(16)(31)
						1,730	1,502	1,730

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	5/23	5/28	600	589	590	—%	(7)
		Partnership Equity (400,000 units)	N/A	5/23	N/A		400	420	—%	(7)(30)
						600	989	1,010

Team Car Care, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 7.50%, 13.1% Cash	2/22	12/24	10,455	10,455	10,382	0.9%	(7)(8)(13)(29)
						10,455	10,455	10,382

Team Services Group	Services: Consumer	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.9% Cash	2/22	12/27	9,737	9,737	9,646	0.8%	(8)(14)(29)
		Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.9% Cash	2/22	12/28	5,000	4,975	4,694	0.4%	(7)(8)(14)(29)
						14,737	14,712	14,340

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	11/21	11/28	3,881	3,801	3,814	0.3%	(3)(7)(8)(10)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	11/21	5/28	210	190	201	—%	(3)(7)(8)(10)(31)
						4,091	3,991	4,015

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	12/21	12/27	6,262	6,185	6,226	0.5%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.6% Cash	12/21	12/27	—	(13)	(6)	—%	(7)(8)(13)(31)
						6,262	6,172	6,220

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	4/22	4/28	274	270	260	—%	(7)
		Partnership Equity (24,358.97 units)	N/A	4/22	N/A		239	115	—%	(7)(30)
						274	509	375

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.6% Cash	10/21	12/27	$830	$796	$830	0.1%	(7)(8)(13)(31)
		Revolver	SOFR+ 4.25%, 9.6% Cash	10/21	12/27	—	(10)	—	—%	(7)(8)(13)(31)
		Subordinated Term Loan	SOFR + 7.75%, 13.2% Cash	10/21	12/27	3,598	3,548	3,578	0.3%	(7)(8)(14)
						4,428	4,334	4,408

The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	7/22	7/28	12,679	12,475	12,680	1.1%	(7)(8)(12)
		Revolver	SOFR + 5.75%, 11.1% Cash	7/22	7/28	—	(49)	—	—%	(7)(8)(12)(31)
		Subordinated Term Loan	12.5% PIK	7/22	7/29	4,940	4,863	4,882	0.4%	(7)
						17,619	17,289	17,562

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/19	12/26	11,404	11,259	11,317	0.9%	(7)(8)(12)(31)
						11,404	11,259	11,317

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.8% Cash	4/22	4/30	4,276	4,204	4,240	0.4%	(7)(8)(13)
		Partnership Equity (676,880.98 units)	N/A	4/22	N/A		677	2,152	0.2%	(7)(30)
						4,276	4,881	6,392

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	11/19	8/25	5,730	5,654	5,433	0.5%	(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash, 5.0% PIK	7/22	8/25	3,717	3,717	3,717	0.3%	(7)(8)(12)
						9,447	9,371	9,150

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 12.2% Cash	12/22	12/29	4,692	4,428	4,617	0.4%	(3)(7)(8)(21)
		Revolver	CDOR + 6.75%, 12.2% Cash	12/22	12/28	—	(7)	(6)	—%	(3)(7)(8)(21)(31)
						4,692	4,421	4,611

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	2/20	2/25	6,035	6,009	6,035	0.5%	(7)(8)(13)
						6,035	6,009	6,035

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	8/18	12/24	11,113	11,093	10,335	0.9%	(7)(8)(14)
						11,113	11,093	10,335

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	2/21	2/27	15,764	15,619	15,409	1.3%	(7)(8)(13)
						15,764	15,619	15,409

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	7/23	7/29	6,964	6,766	6,790	0.6%	(7)(8)(12)
		Revolver	SOFR + 6.50%, 11.9% Cash	7/23	7/29	153	138	140	—%	(7)(8)(12)(31)
						7,117	6,904	6,930

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/19	12/26	19,158	18,917	18,967	1.6%	(7)(8)(13)
						19,158	18,917	18,967

True Religion Apparel, Inc.	Retail	Preferred Unit (2.8 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
		Common Stock (2.71 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							—	—

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	5/23	9/27	6,873	6,723	6,739	0.6%	(7)(8)(13)
		Class A LLC Units (440.97 units)	N/A	9/18	N/A		481	1,323	0.1%	(7)
						6,873	7,204	8,062

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/22	12/28	$844	$806	$810	0.1%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/23	12/28	627	584	584	—%	(7)(8)(13)
		Revolver	SOFR + 4.75%, 10.1% Cash	12/22	12/28	—	(10)	(10)	—%	(7)(8)(13)(31)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	9	—%	(7)(30)
						1,471	1,385	1,393

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	11/21	12/25	8,246	8,149	7,939	0.7%	(7)(8)(13)(31)
						8,246	8,149	7,939

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	7/21	9/26	4,937	4,881	4,898	0.4%	(7)(8)(13)
						4,937	4,881	4,898

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.3% Cash	12/23	12/30	1,590	1,467	1,529	0.1%	(3)(7)(8)(23)(31)
		Revolver	STIBOR + 5.25%, 9.3% Cash	12/23	6/24	—	—	—	—%	(3)(7)(8)(23)(31)
						1,590	1,467	1,529

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	9/20	9/27	11,918	11,809	10,762	0.9%	(3)(7)(8)(16)
						11,918	11,809	10,762

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	6/22	6/29	934	873	877	0.1%	(3)(7)(8)(16)(31)
						934	873	877

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.9% Cash	4/22	3/29	1,802	1,705	1,312	0.1%	(3)(7)(8)(11)(31)
						1,802	1,705	1,312

Unither (Uniholding)	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	3/23	3/30	2,094	1,956	2,037	0.2%	(3)(7)(8)(10)(31)
						2,094	1,956	2,037

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/18	11/24	10,175	10,124	9,883	0.8%	(7)(8)(12)(31)
						10,175	10,124	9,883

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.65%, 10.1% Cash, 1.8% PIK	9/20	9/27	1,657	1,718	1,559	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.65%, 12.0% Cash, 1.8% PIK	2/21	9/27	3,563	3,520	3,353	0.3%	(3)(7)(8)(13)
						5,220	5,238	4,912

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	7/19	5/26	4,783	4,741	4,783	0.4%	(7)(8)(12)
						4,783	4,741	4,783

Velocity Pooling Vehicle, LLC	Automotive	Common Stock (4,676 shares)	N/A	2/22	N/A		60	2	—%	(7)(29)(30)
		Warrants (5,591 units)	N/A	2/22	N/A		72	3	—%	(7)(29)(30)
							132	5

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	3/22	1/29	3,974	4,066	3,573	0.3%	(3)(7)(8)(16)
						3,974	4,066	3,573

Vision Solutions Inc.	Business Equipment & Services	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.9% Cash	2/22	4/29	6,500	6,497	5,908	0.5%	(8)(13)(29)
						6,500	6,497	5,908

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	3,929	3,929	3,262	0.3%	(7)
						3,929	3,929	3,262

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	6/21	6/28	$7,526	$7,423	$7,526	0.6%	(7)(8)(13)
		Partnership Units (16,442.9 units)	N/A	6/21	N/A		164	434	—%	(7)(30)
						7,526	7,587	7,960

VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/27	10,736	2,541	91	—%	(3)(29)(30)
						10,736	2,541	91

VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/28	11,088	2,717	943	0.1%	(3)(29)(30)
						11,088	2,717	943

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/20	6/25	5,903	5,894	5,785	0.5%	(7)(13)
						5,903	5,894	5,785

Watermill-QMC Midco, Inc.	Automotive	Equity (1.62% Partnership Interest)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							—	—

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	8/23	12/27	2,494	2,402	2,403	0.2%	(7)(8)(13)(31)
						2,494	2,402	2,403

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	9/22	10/29	10,744	10,366	9,884	0.8%	(7)
						10,744	10,366	9,884

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	2/23	2/29	8,612	8,304	8,345	0.7%	(7)(8)(13)
		Revolver	SOFR + 7.00%, 12.3% Cash	2/23	2/29	126	61	67	—%	(7)(8)(13)(31)
		LP Units (63,087.10 units)	N/A	2/23	N/A		631	804	0.1%	(7)(30)
						8,738	8,996	9,216

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	10/23	10/30	1,749	1,688	1,687	0.1%	(3)(7)(8)(13)(31)
						1,749	1,688	1,687

Wok Holdings Inc.	Retail	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.8% Cash	2/22	3/26	48	47	47	—%	(8)(13)(29)
						48	47	47

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	12/21	12/27	5,387	5,312	4,946	0.4%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.4% Cash	12/21	12/27	1,562	1,531	1,378	0.1%	(7)(8)(13)(31)
		Common Stock (1,663.30 shares)	N/A	12/21	N/A		1,663	1,012	0.1%	(7)(30)
						6,949	8,506	7,336

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.1% Cash	1/20	1/26	2,428	2,398	2,414	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.1% Cash	9/20	1/26	8,797	8,713	8,760	0.7%	(7)(8)(13)
						11,225	11,111	11,174

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/28	12,346	12,104	12,346	1.0%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.1% Cash	10/22	10/28	466	419	466	—%	(7)(8)(13)(31)
						12,812	12,523	12,812

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	5/22	5/29	6,575	6,240	6,448	0.5%	(3)(7)(8)(16)(31)
		Subordinated Term Loan	11.0% PIK	5/22	5/29	3,294	3,118	3,241	0.3%	(3)(7)
		Common Stock (45,665,825 shares)	N/A	5/22	N/A		565	582	—%	(3)(7)(30)
						9,869	9,923	10,271

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	2/22	2/28	$6,339	$6,189	$6,271	0.5%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.5% Cash	2/22	2/28	—	(12)	(6)	—%	(7)(8)(13)(31)
		LLC Units (152.69 units)	N/A	2/22	2/28		153	172	—%	(7)
						6,339	6,330	6,437

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	3/22	3/29	6,169	6,196	5,718	0.5%	(3)(7)(8)(16)(31)
						6,169	6,196	5,718

Subtotal Non–Control / Non–Affiliate Investments (166.8%)						2,065,415	2,053,548	1,995,372

Affiliate Investments: (4)
Celebration Bidco, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	12/23	12/30	6,214	6,214	6,214	0.5%	(7)(13)
		Common Stock (1,243,071 shares)	N/A	12/23	N/A		12,177	12,177	1.0%	(7)(30)
						6,214	18,391	18,391

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	7,294	6,919	6,868	0.6%	(7)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	16,619	15,595	15,649	1.3%	(7)
		LLC Units (2,407,825 units)	N/A	11/21	N/A		10,944	12,160	1.0%	(7)(30)
						23,913	33,458	34,677

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	7/21	7/28	5,545	5,457	5,545	0.5%	(7)(12)(31)
		Second Lien Senior Secured Term Loan	7.5% Cash	7/21	7/28	4,545	4,513	4,545	0.4%	(7)
		LLC Units (89,447,396 units)	N/A	7/21	N/A		92,963	145,799	12.2%	(7)
						10,090	102,933	155,889

Hylan Datacom & Electrical LLC	Construction & Building	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.4% Cash	2/22	3/26	3,917	3,746	3,917	0.3%	(7)(8)(13)
		Second Lien Senior Secured Term Loan	SOFR + 3.00%, 8.5% Cash	2/22	3/27	4,519	4,519	4,519	0.4%	(7)(8)(13)
		Common Stock (102,144 shares)	N/A	2/22	N/A		5,219	2,013	0.2%	(7)(30)
						8,436	13,484	10,449

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/19	N/A		35,158	41,053	3.4%	(3)(31)
							35,158	41,053

Rocade Holdings LLC	Other Financial	Preferred LP Units (67,500 units)	SOFR + 6.0% PIK, 11.3% PIK	2/23	N/A		73,112	73,113	6.1%	(7)(13)(31)
		Common LP Units (23.8 units)	N/A	2/23	N/A		—	844	0.1%	(7)(30)
							73,112	73,957

Sierra Senior Loan Strategy JV I LLC	Joint Venture	89.01% Member Interest	N/A	2/22	N/A		48,441	39,172	3.3%	(3)(29)
							48,441	39,172

Thompson Rivers LLC	Investment Funds & Vehicles	16% Member Interest	N/A	6/20	N/A		28,888	13,365	1.1%	(30)
							28,888	13,365

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		$25,000	$15,470	1.3%	(3)(30)
							25,000	15,470

Subtotal Affiliate Investments (33.6%)						48,653	378,865	402,423

Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	14.4% PIK	2/22	1/25	7,166	6,977	7,166	0.6%	(7)(8)(12)(29)
		First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/25	33,393	9,628	4,869	0.4%	(7)(27)(29)
		LLC Units (44.6 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
						40,559	16,605	12,035

MVC Automotive Group GmbH	Automotive	Bridge Loan	4.5% Cash, 1.5% PIK	12/20	12/24	9,762	9,762	9,762	0.8%	(3)(7)(28)
		Common Equity Interest (18,000 shares)	N/A	12/20	N/A		9,553	15,430	1.3%	(3)(7)(28)(30)
						9,762	19,315	25,192

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	3/21	N/A		201	24	—%	(3)(28)(30)
		Limited Partnership Interest (71,790.4 units)	N/A	3/21	N/A		7,959	981	0.1%	(3)(28)(30)
							8,160	1,005

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	5/24	6,328	6,328	6,328	0.5%	(3)(7)(28)
		Revolver	6.0% Cash	9/23	6/25	3,866	3,818	3,866	0.3%	(3)(7)(28)(31)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	2,236	2,318	2,236	0.2%	(3)(7)(28)(31)
		Senior Subordinated Term Loan	3.1% PIK	12/20	5/24	10,867	10,867	10,867	0.9%	(3)(7)(28)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	311	—%	(3)(7)(28)(30)
		Common Stock Series B (1,236 shares)	N/A	12/20	N/A		35,192	29,080	2.4%	(3)(7)(28)(30)
						23,297	59,083	52,688

Subtotal Control Investments (7.6%)						73,618	103,163	90,920

Total Investments, December 31, 2023 (208.0%)*						$2,187,686	$2,535,576	$2,488,715
Derivative Instruments

Credit Support Agreements
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$17,300	$3,700
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	40,500	(3,900)

Total Credit Support Agreements, December 31, 2023			$123,000	$57,800	$(200)
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
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

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$830	A$1,264	Citibank, N.A.	01/10/24	$(33)
Foreign currency forward contract (AUD)	$41,568	A$64,984	Mitsubishi UFJ Financial Group	01/10/24	(2,784)

Foreign currency forward contract (CAD)	$126	C$173	Bank of America, N.A.	01/10/24	(4)
Foreign currency forward contract (CAD)	$7,032	C$9,597	HSBC Bank USA	01/10/24	(247)

Foreign currency forward contract (DKK)	$9	65kr.	Bank of America, N.A.	01/10/24	—
Foreign currency forward contract (DKK)	$7	47kr.	BNP Paribas SA	01/10/24	—
Foreign currency forward contract (DKK)	$333	2,354kr.	HSBC Bank USA	01/10/24	(16)

Foreign currency forward contract (EUR)	$86,266	€81,489	Bank of America, N.A.	01/10/24	(3,775)

Foreign currency forward contract (NZD)	$159	NZ$271	BNP Paribas	01/10/24	(12)
Foreign currency forward contract (NZD)	$170	NZ$270	Citibank, N.A.	01/10/24	(1)
Foreign currency forward contract (NZD)	$8,287	NZ$13,912	HSBC Bank USA	01/10/24	(522)

Foreign currency forward contract (NOK)	$72	740kr	BNP Paribas SA	01/10/24	(1)
Foreign currency forward contract (NOK)	$3,920	42,309kr	Citibank, N.A.	01/10/24	(247)

Foreign currency forward contract (GBP)	$60,925	£50,203	Citibank, N.A.	01/10/24	(3,077)

Foreign currency forward contract (SEK)	$24	261kr	BNP Paribas	01/10/24	(2)
Foreign currency forward contract (SEK)	$1,190	12,500kr	Citibank, N.A.	01/10/24	(51)
Foreign currency forward contract (SEK)	$203	2,228kr	HSBC Bank USA	01/10/24	(18)

Foreign currency forward contract (CHF)	$124	104Fr.	BNP Paribas	01/10/24	1
Foreign currency forward contract (CHF)	$5,966	5,418Fr.	Citibank, N.A.	01/10/24	(475)
Total Foreign Currency Forward Contracts, December 31, 2023					$(11,264)

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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2023 represented 208.0% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 28.8% of total investments at fair value as of December 31, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2023 were as follows:

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
1888 Industrial Services, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 5.00%)	$—	$41	$(41)	$(418)	$418	$—	$67
	Revolver (SOFR + 5.00%)	1,263	14	(1,156)	(357)	236	—	127
	Warrants (7,546.76 units)	—	—	—	—	—	—	—
		1,263	55	(1,197)	(775)	654	—	194

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.3% Cash)	—	6,214	—	—	—	6,214	—
	Common Stock (1,243,071 shares)	—	12,177	—	—	—	12,177	—
		—	18,391	—	—	—	18,391	—

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	—	15,632	—	—	17	15,649	715
	Subordinated Term Loan (10.0% PIK)	—	6,879	—	—	(11)	6,868	371
	LLC Units (2,407,825 units)	—	12,732	—	—	(572)	12,160	—
		—	35,243	—	—	(566)	34,677	1,086

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 7.25%, 12.6%, Cash)	5,273	35,201	(34,909)	—	(20)	5,545	408
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	6	—	—	(6)	4,545	347
	LLC units (89,447,396 units)	135,066	354	(621)	—	11,000	145,799	14,498
		144,884	35,561	(35,530)	—	10,974	155,889	15,253

Hylan Datacom & Electrical LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.4% Cash)	3,917	75	—	—	(75)	3,917	592
	Second Lien Senior Secured Term Loan (SOFR + 3.00%, 8.5% Cash)	4,098	421	—	—	—	4,519	665
	Common Stock (102,144 shares)	4,496	—	—	—	(2,483)	2,013	—
		12,511	496	—	—	(2,558)	10,449	1,257

Jocassee Partners LLC	9.1% Member Interest	40,088	—	—	—	965	41,053	5,709
		40,088	—	—	—	965	41,053	5,709

Kemmerer Operations, LLC(d)	First Lien Senior Secured Term Loan (15.0% PIK)	1,565	237	(1,802)	—	—	—	156
	Common Stock (6.78 shares)	1,181	—	(2,300)	711	408	—	—
		2,746	237	(4,102)	711	408	—	156

Rocade Holdings LLC(d)	Preferred LP Units (67,500 units) (SOFR + 6.0% PIK, 11.3% PIK)	—	73,113	—	—	—	73,113	5,612
	Common LP Units (23.8 units)	—	—	—	—	844	844	—
		—	73,113	—	—	844	73,957	5,612

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	37,950	—	(1,780)	—	3,002	39,172	5,655
		37,950	—	(1,780)	—	3,002	39,172	5,655

Thompson Rivers LLC	16.0% Member Interest	30,339	—	(17,733)	—	759	13,365	—
		30,339	—	(17,733)	—	759	13,365	—

Waccamaw River LLC	20% Member Interest	20,212	2,480	—	—	(7,222)	15,470	1,460
		20,212	2,480	—	—	(7,222)	15,470	1,460

Total Affiliate Investments		$289,993	$165,576	$(60,342)	$(64)	$7,260	$402,423	$36,382

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)
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

(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2023 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (14.4% PIK)	$5,647	$1,330	$—	$—	$189	$7,166	$1,401
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	9,147	—	—	—	(4,278)	4,869	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		14,794	1,330	—	—	(4,089)	12,035	1,401

MVC Automotive Group GmbH(d)	Bridge Loan (4.5% Cash, 1.5% PIK)	7,149	2,613	—	—	—	9,762	587
	Common Equity Interest (18,000 Shares)	9,675	—	—	—	5,755	15,430	—
		16,824	2,613	—	—	5,755	25,192	587

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	45	—	(24)	—	3	24	95
	Limited Partnership Interest (71,790.4 units)	1,793	—	(940)	—	128	981	—
		1,838	—	(964)	—	131	1,005	95

Security Holdings B.V(d)	Bridge Loan (5.0% PIK,)	6,020	308	—	—	—	6,328	309
	2023 Revolver (6.0% Cash)	—	3,840	(22)	—	48	3,866	168
	Senior Subordinated Term Loan (3.1% PIK)	10,534	333	—	—	—	10,867	379
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK)	2,015	154	—	—	67	2,236	374
	Common Stock Series A (17,100 shares)	575	—	—	—	(264)	311	—
	Common Stock Series B (1,236 shares)	53,728	—	—	—	(24,648)	29,080	—
		72,872	4,635	(22)	—	(24,797)	52,688	1,230

Total Control Investments		$106,328	$8,578	$(986)	$—	$(23,000)	$90,920	$3,313
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2023 was 3.84500%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2023 was 3.90900%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2023 was 3.86100%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2023 was 5.35472%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2023 was 5.33140%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2023 was 5.15772%.

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)
(15)The interest rate on these loans is subject to 1 Month SONIA, which as of December 31, 2023 was 5.19920%.
(16)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2023 was 5.20530%.
(17)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2023 was 5.13220%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2023 was 4.31000%.
(19)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2023 was 4.35750%.
(20)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2023 was 4.44500%.
(21)The interest rate on these loans is subject to 1 Month CDOR, which as of December 31, 2023 was 5.45500%.
(22)The interest rate on these loans is subject to 3 Month CDOR, which as of December 31, 2023 was 5.44750%.
(23)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2023 was 4.05200%.
(24)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2023 was 5.63000%.
(25)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2023 was 1.69524%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2023 was 4.59000%.
(27)Non-accrual investment.
(28)Investment was purchased as part of the MVC Acquisition and is part of the MVC Reference Portfolio for purposes of the MVC Credit Support Agreement.
(29)Investment was purchased as part of the Sierra Merger and is part of the Sierra Reference Portfolio for purposes of the Sierra Credit Support Agreement.
(30)Investment is non-income producing.
(31)Position or portion thereof is an unfunded loan or equity commitment.
(32)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$132,498	5.3%	11.1%
Automotive	80,828	3.3	6.7
Banking, Finance, Insurance and Real Estate	401,816	16.1	33.6
Beverage, Food and Tobacco	23,135	0.9	1.9
Capital Equipment	128,706	5.2	10.8
Chemicals, Plastics, and Rubber	35,897	1.5	3.0
Construction and Building	30,387	1.2	2.5
Consumer goods: Durable	47,074	1.9	3.9
Consumer goods: Non-durable	28,210	1.1	2.4
Containers, Packaging and Glass	37,524	1.5	3.1
Energy: Electricity	20,874	0.8	1.7
Energy: Oil and Gas	3,240	0.1	0.3
Environmental Industries	53,484	2.1	4.5
Healthcare and Pharmaceuticals	216,952	8.7	18.1
High Tech Industries	303,082	12.2	25.4
Hotel, Gaming and Leisure	54,256	2.2	4.5
Investment Funds and Vehicles	110,066	4.4	9.2
Media: Advertising, Printing and Publishing	39,447	1.6	3.3
Media: Broadcasting and Subscription	13,277	0.5	1.1
Media: Diversified and Production	64,559	2.6	5.4
Metals and Mining	8,993	0.4	0.8
Services: Business	326,762	13.2	27.3
Services: Consumer	61,409	2.5	5.1
Structured Products	102,922	4.1	8.6
Telecommunications	27,565	1.1	2.3
Transportation: Cargo	96,450	3.9	8.1
Transportation: Consumer	11,951	0.5	1.0
Utilities: Electric	22,696	0.9	1.9
Utilities: Oil and Gas	4,655	0.2	0.4
Total	$2,488,715	100.0%	208.0%

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)
(33)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,705,353	67%	$1,670,300	67%	140%
Subordinated debt and 2nd lien notes	256,850	10	238,215	10	20
Structured products	107,314	4	93,038	4	8
Equity shares	320,335	13	374,704	15	31
Equity warrants	76	—	2,392	—	—
Investments in joint ventures / PE fund	145,648	6	110,066	4	9
	$2,535,576	100%	$2,488,715	100%	208%

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
(a)     Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-ink-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
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
(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-ink-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
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
(6)All of the investment is or will be encumbered as security for the Company's $1.1 billion February 2019 Credit Facility.
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
(14)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2023 was 2.69300%.
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
Also on April 3, 2018, the Company entered into a stock purchase and transaction agreement (the “Externalization Agreement”) with Barings LLC (“Barings” or the “Adviser”), through which Barings agreed to become the investment adviser to the Company in exchange for (1) a payment by Barings of $85.0 million directly to the Company’s stockholders, (2) an investment by Barings of $100.0 million in newly issued shares of the Company’s common stock at net asset value (“NAV”) and (3) a commitment from Barings to purchase up to $50.0 million of shares of the Company’s common stock in the open market at prices up to and including the Company’s then-current NAV per share for a two-year period, after which Barings agreed to use any remaining funds from the $50.0 million to purchase additional newly issued shares of the Company’s common stock at the greater of the Company’s then-current NAV per share and market price (collectively, the “Externalization Transaction”). The Asset Sale Transaction and the Externalization Transaction are collectively referred to as the “Transactions.” The Transactions were approved by the Company’s stockholders at the Company’s July 24, 2018 special meeting of stockholders.
The Externalization Transaction closed on August 2, 2018 (the “Externalization Closing”). Effective as of the Externalization Closing, the Company changed its name from Triangle Capital Corporation to Barings BDC, Inc. and on August 3, 2018 began trading on the New York Stock Exchange (“NYSE”) under the symbol “BBDC.”
In connection with the Externalization Closing, the following events occurred, among others:
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
•On August 2, 2018, the Company issued 8,529,917 shares of the Company’s common stock to the Adviser at a price of $11.723443 per share, or an aggregate of $100.0 million in cash, in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D thereunder.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. Prior to the Externalization Transaction, the Company was internally managed by its executive officers under the supervision of the Board. During this period, the Company did not pay management or advisory fees, but instead incurred the operating costs associated with employing executive management and investment and portfolio management professionals. On August 2, 2018, the Company entered into the Original Advisory Agreement and became an externally-managed BDC managed by the Adviser. An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the New Barings BDC Advisory Agreement (as defined in “Note 2 - Agreements and Related Party Transactions”) and reimburses Barings, in its role as the Company’s administrator, for its provision of administrative services to the Company pursuant to the Administration Agreement. See “Note 2 - Agreements and Related Party Transactions” for additional information regarding the Company’s investment advisory agreement and administration agreement.
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
Recently Issued Accounting Standards
In June 2022, the FASB issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective date for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its financial statements.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company determined this guidance will not have a material impact on its consolidated financial statements.
Share Repurchase Programs
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
On February 23, 2023, the Board authorized a 12-month share repurchase program. Under the program, the Company may repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2024, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2023, the Company repurchased a total of 1,849,096 shares of common stock in the open market under the authorized program at an average price of $7.99 per share, including brokerage commissions. See “Note 12 - Subsequent Events.”
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
There is no single approach for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.

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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using the NAV of each company and the Company’s ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of December 31, 2023 and 2022. The weighted average range of unobservable inputs is based on fair value of investments.

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,399,907	Yield Analysis	Market Yield	7.8% – 19.6%	11.7%	Decrease
	32,150	Market Approach	Adjusted EBITDA Multiple	1.1x – 12.5x	3.7x	Increase
	136,594	Recent Transaction	Transaction Price	95.0% – 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	167,250	Yield Analysis	Market Yield	8.5% – 18.9%	13.5%	Decrease
	39,826	Market Approach	Adjusted EBITDA Multiple	7.0x – 12.3x	8.2x	Increase
	5,875	Recent Transaction	Transaction Price	98.0% – 100.0%	99.3%	Increase
Structured products(3)	30,529	Yield Analysis	Market Yield	9.2% – 10.3%	9.7%	Decrease
Equity shares(4)	8,788	Yield Analysis	Market Yield	14.6%	14.6%	Decrease
	328,210	Market Approach	Adjusted EBITDA Multiple	4.5x – 30.0x	10.6x	Increase
	1,771	Market Approach	Revenue Multiple	6.5x – 9.5x	6.9x	Increase
	12,159	Discounted Cash Flow Analysis	Discount Rate	14.2%	14.2%	Decrease
	3,196	Net Asset Approach	Liabilities	$(55,281.8)	$(55,281.8)	Decrease
	3	Expected Recovery	Expected Recovery	$2.5	$2.5	Increase
	12,947	Recent Transaction	Transaction Price	$1.00 – $10.00	$9.5	Increase
Equity warrants	2,389	Market Approach	Adjusted EBITDA Multiple	6.3x – 12.5x	7.3x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
(1)Excludes investments with an aggregate fair value amounting to $25,146, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $10,847, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $12,443, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to $7,498, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
During the year ended December 31, 2023, one equity position with a fair value of $5.3 million and six senior debt and first lien note positions with a fair value of $20.0 million transitioned from a yield analysis to a market approach valuation model. In addition, one senior debt and first lien note position with a fair value of $9.9 million and one structured product position with a fair value of $3.3 million transitioned from a discounted cash flow analysis to a broker quote valuation model. Lastly, one equity position with a fair value of nil transitioned from an expected recovery to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2023 and December 31, 2022, the Company had four and seven portfolio companies, respectively, with investments that were on non-accrual. As of December 31, 2023, the four portfolio companies on non-accrual included one portfolio company purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and two portfolio companies were originated by Barings. As of December 31, 2022, the seven portfolio companies on non-accrual included four portfolio companies purchased as part of the Sierra Merger, two purchased as part of the MVC Acquisition and one portfolio company was originated by Barings.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Fee income for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31
($ in thousands)	2023	2022	2021
Recurring Fee Income:
Amortization of loan origination fees	$6,949	$5,943	$4,620
Management, valuation and other fees	2,261	1,237	2,186
Total Recurring Fee Income	9,210	7,180	6,806
Non-Recurring Fee Income:
Prepayment fees	510	303	474
Acceleration of unamortized loan origination fees	1,476	5,595	4,824
Advisory, loan amendment and other fees	2,205	1,845	916
Total Non-Recurring Fee Income	4,191	7,743	6,214
Total Fee Income	$13,401	$14,923	$13,020
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
Concentration of Credit Risk
As of December 31, 2023 and 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2023 and 2022, the Company’s largest single portfolio company investment represented approximately 6.3% and 5.9%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of December 31, 2023, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
Investments Denominated in Foreign Currency
As of December 31, 2023 the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, two investments that were denominated in Swiss francs, two investment that was denominated in Swedish krona, 67 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, 58 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling.
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
In addition, during the years ended December 31, 2023 and 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2023:

Declared ($ in thousands, except per share amounts)	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
February 7, 2021	March 10, 2021	March 17, 2021	$0.19	$12,410	$—	$12,410
May 6, 2021	June 9, 2021	June 16, 2021	0.20	13,063	—	13,063
August 5, 2021	September 8, 2021	September 15, 2021	0.21	13,716	—	13,716
November 9, 2021	November 24, 2021	December 1, 2021	0.22	14,370	—	14,370
Total 2021 dividends and distributions			$0.82	$53,559	$—	$53,559
February 1, 2022	February 16, 2022	February 23, 2022	$0.23	$15,023	$—	$15,023
May 5, 2022	June 8, 2022	June 15, 2022	0.24	26,506	—	26,506
August 9, 2022	September 7, 2022	September 14, 2022	0.24	26,198	—	26,198
November 10, 2022	December 7, 2022	December 14, 2022	0.24	25,999	—	25,999
Total 2022 dividends and distributions			$0.95	$93,726	$—	$93,726
February 23, 2023	March 8, 2023	March 15, 2023	$0.25	$26,979	$—	$26,979
May 4, 2023	June 7, 2023	June 14, 2023	0.25	26,667	—	26,667
August 9, 2023	September 6, 2023	September 13, 2023	0.26	27,694	—	27,694
November 9, 2023	December 6, 2023	December 13, 2023	0.26	27,657	—	27,657
Total 2023 dividends and distributions			$1.02	$108,997	$—	$108,997
Per Share Amounts
Per share amounts included in the Consolidated Statements of Operations are computed by dividing net investment income and net increase in net assets resulting from operations by the weighted average number of shares of common stock outstanding for the period. As the Company has no common stock equivalents outstanding, diluted per share amounts are the same as basic per share amounts. NAV per share is computed by dividing total net assets by the number of common shares outstanding as of the end of the period.
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
In connection with the Sierra Merger (as defined in “Note 10 – Sierra Merger”), on February 25, 2022, the Company entered into a second amended and restated investment advisory agreement (the “Second Amended Barings BDC Advisory Agreement”) with the Adviser, which increased the hurdle rate applicable to the income incentive fee from 2.0% to 2.0625% per quarter (or from 8.0% to 8.25% annualized) and therefore increased the catch-up amount that is used in calculating the income incentive fee to correspond to the increase in the hurdle rate. All other terms and provisions of the Amended and Restated Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the other fees payable to the Adviser, remained unchanged

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
under the Second Amended Barings BDC Advisory Agreement. On June 24, 2023, the Company entered into a third amended and restated investment advisory agreement with the adviser in order to update the term of the agreement to expire on June 24 of each year subject to annual re-approval in accordance with its terms (the “Barings BDC Advisory Agreement”). All other terms and provisions of the Second Amended Barings BDC Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the fees payable to the Adviser, remain unchanged under the Barings BDC Advisory Agreement.
Investment Advisory Agreement
Pursuant to the Barings BDC Advisory Agreement, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the investments that the Company makes; (iv) determines the securities and other assets that the Company will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
The Barings BDC Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser (collectively, the “IA Indemnified Parties”), are entitled to indemnification from the Company for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of any actions or omissions or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Barings BDC Advisory Agreement or otherwise as an investment adviser of the Company. The Adviser’s services under the Barings BDC Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Barings BDC Advisory Agreement is not adversely affected.
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
Under the Barings BDC Advisory Agreement, the Company pays the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides the Company thereunder.
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
For the year ended December 31, 2023, the Base Management Fee determined in accordance with the terms of the Barings BDC Advisory Agreement was approximately $32.6 million. For the year ended December 31, 2022, the

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Base Management Fee determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement was approximately $29.5 million. For the year ended December 31, 2021, the Base Management Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was approximately $19.5 million. As of December 31, 2023, the Base Management Fee of $8.3 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2022, the Base Management Fee of $8.0 million for the three months ended December 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Under the Barings BDC Advisory Agreement, the “cumulative aggregate realized capital gains” are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company’s portfolio when sold and (b) the accreted or amortized cost basis of such investment.
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
Under the Barings BDC Advisory Agreement, the “accreted or amortized cost basis of an investment” shall mean the accreted or amortized cost basis of such investment as reflected in the Company’s financial statements.
For the year ended December 31, 2023, the Income-Based Fee determined in accordance with the terms of the Barings BDC Advisory Agreement was $32.0 million. For the year ended December 31, 2022, the Income-Based Fee determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement was $6.6 million. For the year ended December 31, 2021, the Income-Based Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was $14.7 million. As of December 31, 2023, the Income-Based

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Fee of $7.7 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheets.
The Company did not incur any capital gains fees for the years ended December 31, 2023, 2022 and 2021.
Payment of Company Expenses
Under the Barings BDC Advisory Agreement, all investment professionals of the Adviser and its staff, when and to the extent engaged in providing services required to be provided by the Adviser under the Barings BDC Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser and not by the Company, except that all costs and expenses relating to the Company’s operations and transactions, including, without limitation, those items listed in the Barings BDC Advisory Agreement, will be borne by the Company.
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
•the actual cost of goods and services used for the Company and obtained by the Adviser from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other methods conforming with U.S. generally accepted accounting principles, or U.S. GAAP;
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
For the years ended December 31, 2023 and 2022, the Company incurred and was invoiced by the Adviser for expenses of approximately $2.2 million and $3.4 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2021, the Company incurred and was invoiced by the Adviser for expenses of approximately $2.5 million. As of December 31, 2023, the administrative expenses of $0.5 million incurred for the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2022, the administrative expenses of $0.7 million incurred for the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets.
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company entered into a Credit Support Agreement (the “MVC Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. A summary of the material terms of the MVC Credit Support Agreement are as follows:
•The MVC Credit Support Agreement covers all of the investments in the MVC Reference Portfolio.
•The Adviser has an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the Reference Portfolio over (2) the aggregate realized and unrealized gains on the MVC Reference Portfolio, in each case from the date of the closing of the Company’s merger with MVC through the Designated Settlement Date (as defined below) (up to a $23.0 million cap) (such amount, the “MVC Covered Losses”). For purposes of the MVC Credit Support Agreement, “MVC Designated Settlement Date” means the earlier of (1) January 1, 2031 and (2) the date on which the entire MVC Reference Portfolio has been realized or written off. No credit support is required to be made by the Adviser to the Company under the MVC Credit Support Agreement if the aggregate realized and unrealized gains on the MVC Reference Portfolio exceed realized and unrealized losses of the MVC Reference Portfolio on the MVC Designated Settlement Date.
•The Adviser will settle any credit support obligation under the MVC Credit Support Agreement as follows. If the MVC Covered Losses are greater than $0.00, then, in satisfaction of the Adviser’s obligation set forth in the MVC Credit Support Agreement, the Adviser will irrevocably waive during the MVC Waiver Period (as defined below) (1) the Incentive Fees payable under the Barings BDC Advisory Agreement (including any Incentive Fee calculated on an annual basis during the MVC Waiver Period), and (2) in the event that MVC Covered Losses exceed such Incentive Fee, the Base Management Fees payable under the Barings BDC Advisory Agreement. The “MVC Waiver Period” means the four quarterly measurement periods immediately following the quarter in which the MVC Designated Settlement Date occurs. If the MVC Covered Losses exceed the aggregate amount of Incentive Fees and Base Management Fees waived by the Adviser during the MVC Waiver Period, then, on the date on which the last Incentive Fee or Base Management Fee payment would otherwise be due during the MVC Waiver Period, the Adviser shall make a cash payment to the Company equal to the positive difference between the MVC Covered Losses and the aggregate amount of Incentive Fees and Base Management Fees previously waived by the Adviser during the MVC Waiver Period.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The MVC Credit Support Agreement is intended to give stockholders of the combined company following the MVC Acquisition downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the MVC Acquisition. There is no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the MVC Credit Support Agreement. Any cash payment from the Adviser to the Company under the MVC Credit Support Agreement will be excluded from the Company’s Incentive Fee calculations under the Barings BDC Advisory Agreement.
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
Sierra Credit Support Agreement
In connection with the Sierra Merger on February 25, 2022, promptly following the closing of the Company’s merger with Sierra, the Company entered into a Credit Support Agreement (the “Sierra Credit Support Agreement”) with the Adviser, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. A summary of the material terms of the Sierra Credit Support Agreement are as follows:
•The Sierra Credit Support Agreement covers all of the investments in the Sierra Reference Portfolio.
•The Adviser has an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the Sierra Reference Portfolio less (2) the aggregate realized and unrealized gains on the Sierra Reference Portfolio, in each case from the date of the closing of the Company’s merger with Sierra through the Designated Settlement Date (as defined below) (up to a $100.0 million cap) (such amount, the “Covered Losses”). For purposes of the Sierra Credit Support Agreement, “Sierra Designated Settlement Date” means the earlier of (1) April 1, 2032 and (2) the date on which the entire Sierra Reference Portfolio has been realized or written off. No credit support is required to be made by the Adviser to the Company under the Sierra Credit Support Agreement if the aggregate realized and unrealized gains on the Sierra Reference Portfolio exceed realized and unrealized losses of the Sierra Reference Portfolio on the Sierra Designated Settlement Date.
•The Adviser will settle any credit support obligation under the Sierra Credit Support Agreement as follows. If the Covered Losses are greater than $0.00, then, in satisfaction of the Adviser’s obligation set forth in the Sierra Credit Support Agreement, the Adviser will irrevocably waive during the Waiver Period (as defined below) (1) the Incentive Fees payable under the Barings BDC Advisory Agreement (including any Incentive Fee calculated on an annual basis during the Waiver Period), and (2) in the event that Covered Losses exceed such Incentive Fee, the Base Management Fees payable under the Barings BDC Advisory Agreement. The “Waiver Period” means the four quarterly measurement periods immediately following the quarter in which the Sierra Designated Settlement Date occurs. If the Covered Losses exceed the aggregate amount of Incentive Fees and Base Management Fees waived by the Adviser during the Waiver Period, then, on the date on which the last Incentive Fee or Base Management Fee payment would otherwise be due during the Waiver Period, the Adviser shall make a cash payment to the Company equal to the positive difference between the Covered Losses and the aggregate amount of Incentive Fees and Base Management Fees previously waived by the Adviser during the Waiver Period.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
obligated to provide the credit support contemplated by the Sierra Credit Support Agreement. In the event of a non-voluntary termination of the advisory agreement or its expiration (due to non-renewal by the Board), the Adviser will have no obligations under the Sierra Credit Support Agreement.
The Sierra Credit Support Agreement is intended to give stockholders of the combined company following the Sierra Merger downside protection from net cumulative realized and unrealized losses on the acquired Sierra portfolio and insulate the combined company’s stockholders from potential value volatility and losses in Sierra’s portfolio following the closing of the Company’s merger with Sierra. There is no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the Sierra Credit Support Agreement. Any cash payment from the Adviser to the Company under the Sierra Credit Support Agreement will be excluded from the combined company’s Incentive Fee calculations under the Barings BDC Advisory Agreement.
When the Company and the Adviser entered into the Sierra Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Consolidated Balance Sheet. In addition, the Sierra Credit Support Agreement is accounted for as a derivative in accordance with ASC 815, Derivatives and Hedging, and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheet.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,705,353	67%	$1,670,300	67%	140%
Subordinated debt and 2nd lien notes	256,850	10	238,215	10	20
Structured products	107,314	4	93,038	4	8
Equity shares	320,335	13	374,704	15	31
Equity warrants	76	—	2,392	—	—
Investments in joint ventures / PE fund	145,648	6	110,066	4	9
	$2,535,576	100%	$2,488,715	100%	208%
December 31, 2022:
Senior debt and 1st lien notes	$1,752,943	69%	$1,696,192	69%	142%
Subordinated debt and 2nd lien notes	326,639	13	263,139	11	22
Structured products	88,805	3	73,550	3	6
Equity shares	230,188	9	284,570	12	24
Equity warrants	178	—	1,057	—	—
Investments in joint ventures / PE fund	163,645	6	130,427	5	11
	$2,562,398	100%	$2,448,935	100%	205%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
During the year ended December 31, 2023, the Company made 39 new investments totaling $264.6 million, made investments in existing portfolio companies totaling $205.9 million, made a $67.5 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation and made additional investments in joint venture equity portfolio companies totaling $2.5 million.
During the year ended December 31, 2022, the Company made 95 new investments totaling $884.8 million, purchased $442.2 million of investments as part of the Sierra Merger, made investments in existing portfolio companies totaling $258.5 million and made additional investments in joint venture equity portfolio companies totaling $13.8 million.
During the year ended December 31, 2021, the Company made 112 new investments totaling $1,069.4 million, made investments in existing portfolio companies totaling $234.0 million, made a new joint venture equity investment totaling $13.7 million, made additional investments in existing joint venture equity portfolio companies totaling $79.4 million and made an $89.8 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-backed loans to middle market companies.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at December 31, 2023 and December 31, 2022 was as follows:

($ in thousands)	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets	December 31, 2022	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$132,498	5.3%	11.1%	$120,945	4.9%	10.1%
Automotive	80,828	3.3	6.7	76,934	3.2	6.5
Banking, Finance, Insurance and Real Estate	401,816	16.1	33.6	312,936	12.8	26.2
Beverage, Food and Tobacco	23,135	0.9	1.9	34,690	1.4	2.9
Capital Equipment	128,706	5.2	10.8	141,479	5.8	11.9
Chemicals, Plastics, and Rubber	35,897	1.5	3.0	47,076	1.9	3.9
Construction and Building	30,387	1.2	2.5	45,049	1.8	3.8
Consumer goods: Durable	47,074	1.9	3.9	43,932	1.8	3.7
Consumer goods: Non-durable	28,210	1.1	2.4	27,693	1.1	2.3
Containers, Packaging and Glass	37,524	1.5	3.1	37,877	1.5	3.2
Energy: Electricity	20,874	0.8	1.7	7,337	0.3	0.6
Energy: Oil and Gas	3,240	0.1	0.3	4,776	0.2	0.4
Environmental Industries	53,484	2.1	4.5	51,006	2.1	4.3
Healthcare and Pharmaceuticals	216,952	8.7	18.1	203,576	8.3	17.1
High Tech Industries	303,082	12.2	25.4	300,980	12.3	25.2
Hotel, Gaming and Leisure	54,256	2.2	4.5	54,023	2.2	4.5
Investment Funds and Vehicles	110,066	4.4	9.2	130,427	5.3	10.9
Media: Advertising, Printing and Publishing	39,447	1.6	3.3	55,477	2.3	4.7
Media: Broadcasting and Subscription	13,277	0.5	1.1	20,257	0.8	1.7
Media: Diversified and Production	64,559	2.6	5.4	60,561	2.5	5.1
Metals and Mining	8,993	0.4	0.8	33,125	1.4	2.8
Services: Business	326,762	13.2	27.3	338,417	13.8	28.4
Services: Consumer	61,409	2.5	5.1	67,070	2.7	5.6
Structured Products	102,922	4.1	8.6	86,703	3.5	7.3
Telecommunications	27,565	1.1	2.3	24,058	1.0	2.0
Transportation: Cargo	96,450	3.9	8.1	89,398	3.7	7.5
Transportation: Consumer	11,951	0.5	1.0	11,062	0.5	0.9
Utilities: Electric	22,696	0.9	1.9	17,374	0.7	1.5
Utilities: Oil and Gas	4,655	0.2	0.4	4,697	0.2	0.4
Total	$2,488,715	100.0%	208.0%	$2,448,935	100.0%	205.4%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of December 31, 2023 and 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$76,503	$1,593,797	$1,670,300
Subordinated debt and 2nd lien notes	—	14,417	223,798	238,215
Structured products	—	50,066	42,972	93,038
Equity shares	132	—	374,572	374,704
Equity warrants	—	—	2,392	2,392
Investments subject to leveling	$132	$140,986	$2,237,531	$2,378,649
Investments in joint ventures / PE fund(1)				110,066
				$2,488,715

	Fair Value at December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$104,836	$1,591,356	$1,696,192
Subordinated debt and 2nd lien notes	—	28,925	234,214	263,139
Structured products	—	55,723	17,827	73,550
Equity shares	164	1,339	283,067	284,570
Equity warrants	—	—	1,057	1,057
Investments subject to leveling	$164	$190,823	$2,127,521	$2,318,508
Investments in joint ventures / PE fund(1)				130,427
				$2,448,935
(1)The Company’s investments in Jocassee, Sierra JV, Thompson Rivers, Waccamaw River and the MVC Private Equity Fund LP (each as defined below) are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amount presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

Year Ended December 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,591,356	$234,214	$17,827	$283,067	$1,057	$2,127,521
New investments	396,040	49,525	28,286	94,595	—	568,446
Transfers into (out of) Level 3, net	(15,843)	16,815	—	914	—	1,886
Proceeds from sales of investments	(246,902)	(2,800)	(526)	(8,977)	—	(259,205)
Loan origination fees received	(8,173)	(113)	—	—	—	(8,286)
Principal repayments received	(151,817)	(83,986)	(1,018)	—	—	(236,821)
Payment-in-kind interest/dividends	6,757	9,877	—	8,677	—	25,311
Accretion of loan premium/discount	668	916	—	—	—	1,584
Accretion of deferred loan origination revenue	7,420	702	—	—	—	8,122
Realized gain (loss)	(1,746)	(43,902)	—	(590)	(102)	(46,340)
Unrealized appreciation (depreciation)	16,037	42,550	(1,597)	(3,114)	1,437	55,313
Fair value, end of period	$1,593,797	$223,798	$42,972	$374,572	$2,392	$2,237,531

Year Ended December 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,137,323	$230,569	$—	$151,282	$864	$1,520,038
New investments	907,398	95,157	14,893	71,576	4	1,089,028
Investments acquired in Sierra Merger	210,176	54,177	—	7,065	72	271,490
Transfers into (out of) Level 3, net	43	(11,848)	4,905	7,263	41	404
Proceeds from sales of investments	(323,831)	(21,555)	—	(7,304)	(250)	(352,940)
Loan origination fees received	(18,803)	(1,317)	—	—	—	(20,120)
Principal repayments received	(270,795)	(77,293)	(357)	—	—	(348,445)
Payment-in-kind interest/dividends	2,996	11,330	—	1,677	—	16,003
Accretion of loan premium/discount	790	89	—	—	—	879
Accretion of deferred loan origination revenue	8,338	2,734	—	—	—	11,072
Realized gain (loss)	(13,163)	(2,781)	—	1,096	(760)	(15,608)
Unrealized appreciation (depreciation)	(49,116)	(45,048)	(1,614)	50,412	1,086	(44,280)
Fair value, end of period	$1,591,356	$234,214	$17,827	$283,067	$1,057	$2,127,521
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $4.0 million during the year ended December 31, 2023 was related to portfolio company investments that were still held by the Company as of December 31, 2023. Pre-tax net unrealized depreciation on Level 3 investments of $45.3 million during the year ended December 31, 2022 was related to portfolio company investments that were still held by the Company as of December 31, 2022.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
During the year ended December 31, 2023, the Company made investments of approximately $421.2 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2023, the Company made investments of $119.3 million in companies to which it was previously committed to provide such financing.
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
For the years ended December 31, 2023 and 2022, Jocassee declared $62.8 million and $15.7 million in dividends, respectively, of which $5.7 million and $1.4 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations.
The total value of Jocassee’s investment portfolio was $1,330.5 million as of December 31, 2023, as compared to $1,219.9 million as of December 31, 2022. As of December 31, 2023, Jocassee’s investments had an aggregate cost of $1,375.7 million, as compared to $1,296.4 million as of December 31, 2022. As of December 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments was approximately 9.9% and 8.6%, respectively. As of December 31, 2023 and December 31, 2022, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$1,284,098	93%	$1,260,183	95%
Subordinated debt and 2nd lien notes	21,728	2	21,262	2
Equity shares	449	—	268	—
Equity warrants	—	—	467	—
Investment in joint ventures	54,563	4	33,450	2
Short-term investments	14,896	1	14,896	1
	$1,375,734	100%	$1,330,526	100%
December 31, 2022:
Senior debt and 1st lien notes	$1,177,895	91%	$1,123,760	92%
Subordinated debt and 2nd lien notes	23,141	2	21,659	2
Equity shares	8,521	—	2,458	—
Equity warrants	31	—	158	—
Investment in joint ventures	75,941	6	61,028	5
Short-term investments	10,826	1	10,826	1
	$1,296,355	100%	$1,219,889	100%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at December 31, 2023 and December 31, 2022, excluding short-term investments, was as follows:

($ in thousands)	December 31, 2023		December 31, 2022
Aerospace and Defense	$82,200	6.3%	$69,133	5.7%
Automotive	26,087	2.0	20,625	1.7
Banking, Finance, Insurance and Real Estate	121,798	9.3	105,047	8.7
Beverage, Food and Tobacco	30,637	2.3	25,885	2.1
Capital Equipment	17,986	1.4	25,014	2.1
Chemicals, Plastics, and Rubber	37,030	2.8	33,111	2.7
Construction and Building	16,942	1.3	17,616	1.5
Consumer goods: Durable	26,412	2.0	18,751	1.7
Consumer goods: Non-durable	21,850	1.7	22,861	1.9
Containers, Packaging and Glass	26,829	2.0	24,445	2.0
Energy: Electricity	20,250	1.5	15,375	1.3
Energy: Oil and Gas	6,724	0.5	5,726	0.5
Environmental Industries	6,986	0.5	7,314	0.6
Forest Products & Paper	3,605	0.3	2,269	0.2
Healthcare and Pharmaceuticals	141,070	10.7	128,983	10.7
High Tech Industries	174,572	13.3	141,906	11.7
Hotel, Gaming and Leisure	22,834	1.7	23,587	2.0
Investment Funds and Vehicles	33,450	2.5	61,028	5.0
Media: Advertising, Printing and Publishing	12,081	0.9	5,969	0.5
Media: Broadcasting and Subscription	31,201	2.4	34,676	2.9
Media: Diversified and Production	34,391	2.6	28,897	2.4
Metals and Mining	3,863	0.3	5,069	0.4
Retail	13,141	1.0	15,720	1.3
Services: Business	222,610	16.9	199,805	16.5
Services: Consumer	58,632	4.5	52,543	4.3
Telecommunications	36,027	2.7	38,034	3.1
Transportation: Cargo	57,575	4.4	56,018	4.6
Transportation: Consumer	12,613	1.0	12,562	1.0
Utilities: Electric	9,396	0.7	4,194	0.3
Utilities: Oil and Gas	6,838	0.5	6,900	0.6
Total	$1,315,630	100.0%	$1,209,063	100.0%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at December 31, 2023 and December 31, 2022, excluding short-term investments, was as follows:

	December 31, 2023		December 31, 2022
Australia	$26,291	2.0%	$26,111	2.1%
Austria	6,026	0.5%	6,697	0.5
Belgium	20,379	1.5	16,385	1.4
Canada	3,998	0.3	7,280	0.6
Denmark	1,082	0.1	953	0.1
Finland	2,207	0.2	1,967	0.2
France	137,072	10.4	133,682	11.1
Germany	50,672	3.9	38,068	3.1
Hong Kong	14,162	1.1	16,593	1.4
Ireland	7,445	0.6	4,334	0.4
Luxembourg	1,839	0.1	1,759	0.1
Netherlands	41,260	3.1	35,194	2.9
Panama	1,466	0.1	945	0.1
Singapore	4,980	0.4	4,955	0.4
Spain	4,777	0.4	4,189	0.3
Sweden	4,519	0.3	4,371	0.4
Switzerland	592	—	5,558	0.5
United Kingdom	120,398	9.2	126,305	10.4
USA	866,465	65.8	773,717	64.0
Total	$1,315,630	100.0%	$1,209,063	100.0%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $177.7 million and $174.3 million outstanding as of December 31, 2023 and December 31, 2022, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $398.2 million and $357.9 million outstanding as of December 31, 2023 and December 31, 2022, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.5 million and $323.3 million outstanding as of December 31, 2023 and December 31, 2022, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of December 31, 2023, and December 31, 2022, the Company had sold $1,036.1 million and $875.9 million, respectively, of its investments to Jocassee. For the year ended December 31, 2023, the Company realized a gain on the sales of its investments to Jocassee of $0.1 million. For the year ended December 31, 2022, the Company realized a loss on the sales of its investments to Jocassee of $5.6 million. As of December 31, 2023 and December 31, 2022, the Company had nil and $18.2 million, respectively, in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
As of December 31, 2023 and December 31, 2022, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	$385,000	$385,000
Total unfunded commitments by Barings BDC, Inc.	$65,000	$65,000
Total unfunded commitments by all members	$215,000	$215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2023. As of December 31, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the years ended December 31, 2023 and 2022, Thompson Rivers declared $111.0 million and $261.9 million in dividends, respectively, of which nil and $9.1 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2023 and 2022, the Company recognized $17.7 million and $32.8 million, respectively, of the dividends as a return of capital.
As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7%	24,491	7%
	$386,657	100%	$366,731	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	84,654	9%	79,553	9%
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $83.5 million and $224.2 million outstanding as of December 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $170.8 million and $428.0 million outstanding as of December 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $50.0 million and $184.2 million outstanding as of December 31, 2023 and December 31, 2022, respectively.
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
As of December 31, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings BDC, Inc.	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $162.1 million of total contributed capital by related parties.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded (including approximately $5.3 million of recallable return of capital) as of December 31, 2023. As of December 31, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).
For the years ended December 31, 2023 and 2022, Waccamaw River declared $7.3 million and $9.3 million in dividends, respectively, of which $1.5 million and $1.9 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations.
As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $71.0 million and $72.3 million outstanding as of December 31, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $51.3 million and $44.8 million outstanding as of December 31, 2023 and December 31, 2022, respectively.
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
As of December 31, 2023 and December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2023	As of December 31, 2022
Total contributed capital by Barings BDC, Inc.	$30,280	$27,800
Total contributed capital by all members (1)	$139,020	$126,620

Total return of capital (recallable) by Barings BDC, Inc.	$—	$(5,280)
Total return of capital (recallable) by all members	$—	$(14,020)	(2)

Total unfunded commitments by Barings BDC, Inc.	$—	$2,480
Total unfunded commitments by all members	$—	$12,400	(3)
(1)Includes $82.0 million and $74.6 million of total contributed capital by related parties as of December 31, 2023 and December 31, 2022, respectively.
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
As of December 31, 2023, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were funded as of December 31, 2023.
For the years ended December 31, 2023 and 2022, Sierra JV declared $8.4 million and $45.2 million in dividends, respectively, of which $5.7 million and $4.5 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2023 and December 31, 2022, the Company recognized $1.8 million and $35.7 million, respectively, of the dividends as a return of capital.
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
The total value of Sierra JV’s investment portfolio was $79.6 million as of December 31, 2023, as compared to $110.0 million, as of December 31, 2022. As of December 31, 2023, Sierra JV’s investments had an aggregate cost of $85.3 million, as compared to $125.2 million as of December 31, 2022. As of December 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 10.1% and 9.2%, respectively. As of December 31, 2023 and December 31, 2022, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$85,304	100%	$79,599	100%
	$85,304	100%	$79,599	100%
December 31, 2022:
Senior debt and 1st lien notes	$125,220	100%	$110,047	100%
	$125,220	100%	$110,047	100%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The industry composition of Sierra JV’s investments at fair value at December 31, 2023 and December 31, 2022 was as follows:

($ in thousands)	December 31, 2023		December 31, 2022
Automotive	$2,463	3.1%	$2,283	2.1%
Banking, Finance, Insurance and Real Estate	254	0.3	1,414	1.3
Beverage, Food and Tobacco	3,172	4.0	3,181	2.9
Capital Equipment	5,271	6.6	9,208	8.4
Chemicals, Plastics, and Rubber	2,942	3.7	2,772	2.5
Construction and Building	1,867	2.4	1,887	1.7
Consumer goods: Durable	1,042	1.3	1,272	1.1
Containers, Packaging and Glass	—	—	1,812	1.6
Environmental Industries	3,487	4.4	7,797	7.1
Healthcare and Pharmaceuticals	12,880	16.2	13,614	12.4
High Tech Industries	14,661	18.4	13,713	12.5
Media: Advertising, Printing and Publishing	—	—	10,032	9.1
Media: Diversified and Production	—	—	5,498	5.0
Retail	6,255	7.9	5,489	5.0
Services: Business	6,798	8.5	10,876	9.9
Services: Consumer	8,525	10.7	8,265	7.5
Transportation: Cargo	6,296	7.9	6,221	5.6
Transportation: Consumer	3,686	4.6	4,713	4.3
Total	$79,599	100.0%	$110,047	100.0%
Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, had approximately $45.0 million and $75.0 million outstanding as of December 31, 2023 and December 31, 2022, respectively.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of December 31, 2023 and December 31, 2022, $5.5 million and $5.3 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $22.5 million. The total equity invested in Rocade as of December 31, 2023 was $67.5 million and the Company had $17.5 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2023 and 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2023	December 31, 2023	December 31, 2022
Credit Facilities:
February 21, 2019	February 21, 2026	7.090%	$719,914	$729,144
Total Credit Facilities			$719,914	$729,144
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
Less: Deferred financing fees			(4,417)	(6,022)
Total Notes			$720,583	$718,978
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
In addition, the Company pays a commitment fee of (i) 0.5% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is greater than two-thirds of total commitments or (ii) 0.375% per annum on undrawn amounts if the unused portion of the February 2019 Credit Facility is equal to or less than two-thirds of total commitments. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the remaining life of the February 2019 Credit Facility. In connection with the November 2021 Amendment, the February 2022 Amendment, the April 2022 Amendment and the May 2023 Amendment, the Company incurred financing fees of approximately $4.1 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of December 31, 2023, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of December 31, 2023, the Company had U.S. dollar borrowings of $489.5 million outstanding under the February 2019 Credit Facility with an interest rate of 7.428% (one month SOFR of 5.328%), borrowings denominated in Swedish kronas of 12.8kr million ($1.3 million U.S. dollars) with an interest rate of 6.063% (one month STIBOR of 4.063%), borrowings denominated in British pounds sterling of £66.6 million ($84.9 million U.S. dollars) with an interest rate of 7.220% (one month SONIA of 5.220%) and borrowings denominated in Euros of €130.6 million ($144.3 million U.S. dollars) with an interest rate of 5.875% (one month EURIBOR of 3.875%). The

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
As of December 31, 2022, the Company had U.S. dollar borrowings of $497.5 million outstanding under the February 2019 Credit Facility with an interest rate of 6.324% (one month LIBOR of 4.224%), borrowings denominated in Swedish kronas of kr12.8 million ($1.2 million U.S. dollars) with an interest rate of 4.375% (one month STIBOR of 2.375%), borrowings denominated in British pounds sterling of £68.6 million ($82.5 million U.S. dollars) with an interest rate of 4.960% (one month SONIA of 0.296%) and borrowings denominated in Euros of €138.6 million ($147.9 million U.S. dollars) with an interest rate of 3.625% (one month EURIBOR of 1.625%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
As of December 31, 2023 and 2022, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $719.9 million and $729.1 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of December 31, 2023, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of December 31, 2023 and 2022, the fair value of the outstanding August 2025 Notes was $47.8 million and $46.1 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2023, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of December 31, 2023 and 2022, the fair value of the outstanding Series B Notes was $59.3 million and $56.8 million, respectively. As of December 31, 2023 and 2022, the fair value of the outstanding Series C Notes was

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
$102.5 million and $97.7 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of December 31, 2023, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of December 31, 2023 and 2022, the fair value of the outstanding Series D Notes was $73.4 million and $69.6 million, respectively. As of December 31, 2023 and 2022, the fair value of the outstanding Series E Notes was $61.2 million and $57.8 million, respectively. The fair value determinations of the Series D Notes and Series E

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of December 31, 2023 and 2022, the fair value of the outstanding November 2026 Notes was $311.4 million and $294.6 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2023 and 2022, the Company recorded net expenses of $2.0 million and $0.6 million, respectively, for U.S. federal excise tax.
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
During the years ended December 31, 2023, 2022 and 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold, merger adjustments and non-deductible excise taxes paid during the year as follows:

	December 31,
($ in thousands)	2023	2022	(1)	2021
Additional paid-in capital	$13,252	$288,888		$1,629
Total distributable earnings (loss)	$(13,252)	$(288,888)		$(1,629)
(1) 2022 reclassification is primarily attributable to the Sierra Merger.
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2020-2022), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Ordinary income	$108,997	$93,726	$51,910
Tax return of capital	—	—	1,649
Distributions on a tax basis	$108,997	$93,726	$53,559
At December 31, 2023, 2022 and 2021, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
($ in thousands)	2023	2022	2021
Undistributed net investment income	$44,655	$22,110	$—
Accumulated capital losses	(666,300)	(582,153)	(304,240)
Other permanent differences relating to the Company’s formation	1,975	1,975	1,975
Other temporary differences	204	136	68
Unrealized appreciation (depreciation)	(38,538)	(105,822)	16,376
Components of distributable earnings at year end	$(658,004)	$(663,754)	$(285,821)
Tax information for the fiscal year ended December 31, 2023 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2023, the Company estimates that it will have a capital loss carryforward of approximately $666.3 million ($37.0 million of short-term capital losses and $629.3 million of long-term capital losses), none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. As of December 31, 2022, the Company estimated that it would have a capital loss carryforward of approximately $582.2 million ($27.1 million of short-term capital losses and $555.1 million of long-term capital losses), none of which will expire.
For federal income tax purposes, the cost of investments owned as of December 31, 2023 and December 31, 2022 was approximately $2,534.4 million and $2,565.9 million, respectively. As of December 31, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $38.5 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $163.3 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $105.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $112.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $218.3 million.
In addition, the Company has wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), which hold certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes, if any, in the Company’s Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Prepaid expenses and other assets” in the Company’s Consolidated Balance Sheets.
As of December 31, 2023, the Company had a net deferred tax asset of $9.9 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2022, the Company had a net deferred tax asset of $9.5 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2023 and December 31, 2022, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $7.9 million and $8.3 million, respectively. The Company concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
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
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the MVC Credit Support Agreement as of December 31, 2023 and 2022:

As of December 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$17,300	$3,700

Total MVC Credit Support Agreement					$3,700

As of December 31, 2022 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$12,386	$(1,214)

Total MVC Credit Support Agreement					$(1,214)

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2023 and 2022, the fair value of the MVC Credit Support Agreement was $17.3 million and $12.4 million, respectively, and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheets. The fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the discount rate and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 MVC Credit Support Agreement as of December 31, 2023 and 2022. The average range of unobservable inputs is based on fair value of the MVC Credit Support Agreement.

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$17,300	Income Approach	Discount Rate	6.7% - 7.7%	7.2%	Decrease
			Time Until Exit (years)	2.5 - 5.5	4.0	Decrease

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$12,386	Income Approach	Discount Rate	7.1% - 8.1%	7.6%	Decrease
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables presents the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of December 31, 2023 and December 31, 2022:

As of December 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$40,500	$(3,900)

Total Sierra Credit Support Agreement					$(3,900)

As of December 31, 2022 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$40,700	$(3,700)

Total Sierra Credit Support Agreement					$(3,700)
As of December 31, 2023 and December 31, 2022, the fair value of the Sierra Credit Support Agreement was $40.5 million and $40.7 million, respectively, and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of December 31, 2023 and December 31, 2022. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$40,500	Simulation Analysis	Enterprise Value	$91 - $159,700	$79,900	Decrease
			Asset Volatility	35.0% - 50.0%	42.5%	Increase
			Time Until Exit (years)	0 - 8.1	4.1	Decrease
			Discount Rate	5.7%	5.7%	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Decrease

December 31, 2022: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$40,700	Simulation Analysis	Enterprise Value	$100 - $403,500	$201,800	Decrease
			Asset Volatility	37.5% - 70.0%	53.8%	Increase
			Time Until Exit (years)	0.0 - 9.1	4.6	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Decrease
Foreign Currency Forward Contracts
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables present the Company’s foreign currency forward contracts as of December 31, 2023 and 2022:

As of December 31, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$830	A$1,264	01/10/24	$(33)	Derivative liabilities
Foreign currency forward contract (AUD)	$41,568	A$64,984	01/10/24	(2,784)	Derivative liabilities

Foreign currency forward contract (CAD)	$126	C$173	01/10/24	(4)	Derivative liabilities
Foreign currency forward contract (CAD)	$7,032	C$9,597	01/10/24	(247)	Derivative liabilities

Foreign currency forward contract (DKK)	$9	65kr.	01/10/24	—	Derivative liabilities
Foreign currency forward contract (DKK)	$7	47kr.	01/10/24	—	Derivative liabilities
Foreign currency forward contract (DKK)	$333	2,354kr.	01/10/24	(16)	Derivative liabilities

Foreign currency forward contract (EUR)	$86,266	€81,489	01/10/24	(3,775)	Derivative liabilities

Foreign currency forward contract (NZD)	$159	NZ$271	01/10/24	(12)	Derivative liabilities
Foreign currency forward contract (NZD)	$170	NZ$270	01/10/24	(1)	Derivative liabilities
Foreign currency forward contract (NZD)	$8,287	NZ$13,912	01/10/24	(522)	Derivative liabilities

Foreign currency forward contract (NOK)	$72	kr740	01/10/24	(1)	Derivative liabilities
Foreign currency forward contract (NOK)	$3,920	kr42,309	01/10/24	(247)	Derivative liabilities

Foreign currency forward contract (GBP)	$60,925	£50,203	01/10/24	(3,077)	Derivative liabilities

Foreign currency forward contract (SEK)	$24	261kr	01/10/24	(2)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,190	12,500kr	01/10/24	(51)	Derivative liabilities
Foreign currency forward contract (SEK)	$203	2,228kr	01/10/24	(18)	Derivative liabilities

Foreign currency forward contract (CHF)	$124	104Fr.	01/10/24	1	Derivative assets
Foreign currency forward contract (CHF)	$5,966	5,418Fr.	01/10/24	(475)	Derivative liabilities
Total				$(11,264)

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2022 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$72,553	$48,701	01/09/23	$511	Derivative assets
Foreign currency forward contract (AUD)	$47,177	A$72,553	01/09/23	(2,035)	Derivative liabilities
Foreign currency forward contract (AUD)	$47,055	A$69,919	04/11/23	(548)	Derivative liabilities

Foreign currency forward contract (CAD)	C$225	$165	01/09/23	1	Derivative assets
Foreign currency forward contract (CAD)	C$9,285	$6,819	01/09/23	34	Derivative assets
Foreign currency forward contract (CAD)	$4,578	C$6,207	01/09/23	(3)	Derivative liabilities
Foreign currency forward contract (CAD)	$2,415	C$3,303	01/09/23	(22)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,865	C$9,339	04/11/23	(34)	Derivative liabilities

Foreign currency forward contract (DKK)	2,260kr.	$323	01/09/23	2	Derivative assets
Foreign currency forward contract (DKK)	$300	2,260kr.	01/09/23	(24)	Derivative liabilities
Foreign currency forward contract (DKK)	$329	2,290kr.	04/11/23	(2)	Derivative liabilities

Foreign currency forward contract (EUR)	€106,443	$113,101	01/09/23	541	Derivative assets
Foreign currency forward contract (EUR)	€1,511	$1,500	01/09/23	113	Derivative assets
Foreign currency forward contract (EUR)	$106,563	€107,954	01/09/23	(8,692)	Derivative liabilities
Foreign currency forward contract (EUR)	$109,735	€102,649	04/11/23	(547)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$4,000	$2,581	01/09/23	(51)	Derivative liabilities
Foreign currency forward contract (NZD)	NZ$15,175	$9,538	01/09/23	60	Derivative assets
Foreign currency forward contract (NZD)	$208	NZ$351	01/09/23	(14)	Derivative liabilities
Foreign currency forward contract (NZD)	$10,767	NZ$18,824	01/09/23	(1,139)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,644	NZ$15,333	04/11/23	(62)	Derivative liabilities

Foreign currency forward contract (NOK)	kr37,773	$3,835	01/09/23	—	Derivative liabilities
Foreign currency forward contract (NOK)	$3,538	kr37,773	01/09/23	(297)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,050	kr39,732	04/11/23	(1)	Derivative liabilities

Foreign currency forward contract (GBP)	£37,951	$45,898	01/09/23	(240)	Derivative liabilities
Foreign currency forward contract (GBP)	$39,500	£34,951	01/09/23	(2,549)	Derivative liabilities
Foreign currency forward contract (GBP)	$3,396	£3,000	01/09/23	(213)	Derivative liabilities
Foreign currency forward contract (GBP)	$47,147	£38,899	04/11/23	243	Derivative assets

Foreign currency forward contract (SEK)	2,182kr.	$210	01/09/23	—	Derivative liabilities
Foreign currency forward contract (SEK)	$197	2,182kr.	01/09/23	(13)	Derivative liabilities
Foreign currency forward contract (SEK)	$217	2,247kr.	04/11/23	—	Derivative assets

Foreign currency forward contract (CHF)	3,803Fr.	$4,110	01/09/23	3	Derivative assets
Foreign currency forward contract (CHF)	$618	600Fr.	01/09/23	(31)	Derivative liabilities
Foreign currency forward contract (CHF)	$3,305	3,203Fr.	01/09/23	(158)	Derivative liabilities
Foreign currency forward contract (CHF)	$4,194	3,841Fr.	04/11/23	(2)	Derivative liabilities
Total				$(15,169)
As of December 31, 2023 and 2022, the total fair value of the Company’s foreign currency forward contracts was $(11.3) million and $(15.2) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2023 and 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2023 and 2022 were as follows:

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$634	$1,152
Adhefin International(1)(3)	Delayed Draw Term Loan	419	—
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	1,179	—
AirX Climate Solutions, Inc.(1)(2)	Revolver	482	—
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,634	—
Americo Chemical Products, LLC(1)	Revolver	471	—
Amtech LLC(1)	Delayed Draw Term Loan	—	1,527
Amtech LLC(1)	Revolver	436	545
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	—	366
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	343	—
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,221	2,543
Arc Education(1)(3)	Delayed Draw Term Loan	1,291	1,900
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	541	789
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	168
ASC Communications(2)	Revolver	1,089	1,089
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	604	876
ATL II MRO Holdings, Inc.(1)(2)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,304	1,295
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644	962
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Bariacum S.A.(1)(3)	Acquisition Facility	—	2,028
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	667	4,783
Black Angus Steakhouses, LLC(1)	Delayed Draw Term Loan	—	417
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,840	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	140	135
BrightSign LLC(1)(2)	Revolver	443	1,329
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	110
Cascade Residential Services, LLC(1)(2)	Delayed Draw Term Loan	1,985	—
Cascade Residential Services, LLC(1)(2)	Revolver	331	—
Catawba River Limited(1)(2)(4)	Structured Junior Note	13,971	12,635
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	—	1,028
CGI Parent, LLC(1)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	2,734	78
Comply365, LLC(1)(2)	Revolver	1,101	935
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	434	419
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	150	142
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	381	218
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,072	1,368
DISA Holdings Corp.(1)	Revolver	339	416
DreamStart Bidco SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	579

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
Dune Group(1)(2)(3)	Delayed Draw Term Loan	439	624
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	—	5,164
Eclipse Business Capital, LLC(1)	Revolver	17,182	17,455
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	—	9,272
EMI Porta Holdco LLC(1)(2)	Revolver	403	1,471
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	257
eShipping, LLC(1)	Delayed Draw Term Loan	—	1,650
eShipping, LLC(1)	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,731	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	—	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	640
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	—	246
Faraday(1)(3)	Delayed Draw Term Loan	990	—
Fineline Technologies, Inc.(1)(2)	Delayed Draw Term Loan	—	180
Finexvet(1)(3)	Delayed Draw Term Loan	650	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	524	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	—	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	2,354
GB Eagle Buyer, Inc.(1)	Revolver	2,581	2,581
Global Academic Group Limited(1)(2)(7)	Term Loan	414	451
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
GPZN II GmbH(1)(2)(3)	Delayed Draw Term Loan	53	—
Greenhill BV(1)(3)	Capex Acquisition Facility	120	255
Groupe Product Life(1)(2)(3)	Delayed Draw Term Loan	—	441
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	167	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	253	313
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	—	267
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(3)	Delayed Draw Term Loan	575	555
HemaSource, Inc.(1)	Revolver	1,421	—
HomeX Services Group, LLC(1)(2)	Delayed Draw Term Loan	845	—
HomeX Services Group, LLC(1)(2)	Revolver	338	—
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)	Revolver	1,364	1,364
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	—	913
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	266	1,261
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	1,872	2,380
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	620	1,310
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	57	55
InvoCare Limited(1)(5)	Delayed Draw Term Loan	387	—
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	656	744

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
ISTO Technologies II, LLC(1)(2)	Revolver	714	—
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Revolver	1,157	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,125	1,441
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	153	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,830	2,830
Kemmerer Operations, LLC(1)	Delayed Draw Term Loan	—	908
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	626	1,766
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	18	—
LeadsOnline, LLC(1)	Revolver	2,187	2,603
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	2,500
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	—	138
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	18	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	109	106
Marshall Excelsior Co.(1)(2)	Revolver	221	413
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	276	296
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	773	797
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	974	968
Moonlight Bidco Limited(1)(2)(5)	Delayed Draw Term Loan	562	—
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	—	407
Narda Acquisitionco., Inc.(1)	Revolver	1,311	1,180
NAW Buyer, LLC(1)	Delayed Draw Term Loan	5,876	—
NAW Buyer, LLC(1)	Revolver	1,515	—
NeoxCo(1)(3)	Delayed Draw Term Loan	497	—
Next Holdco, LLC(1)(2)	Delayed Draw Term Loan	1,891	—
Next Holdco, LLC(1)(2)	Revolver	733	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	—	443
NF Holdco, LLC(1)	Revolver	663	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	809	809
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	479	463
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp.(1)(2)	Revolver	1,370	607
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,289
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	5,345	—
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,109	187
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328	—
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	1,970	—
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	4,807	6,885
Polara Enterprises, L.L.C.(1)	Revolver	545	545

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
Premium Invest(1)(3)	Acquisition Facility	1,712	—
Premium Invest(1)(3)	Delayed Draw Term Loan	—	2,882
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	935	—
Process Insights Acquisition, Inc.(1)	Revolver	1,014	—
Profit Optics, LLC(1)(2)	Revolver	210	484
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	656	792
PSP Intermediate 4, L.L.C.(1)(2)(3)	Delayed Draw Term Loan	206	727
Qualified Industries, LLC(1)	Revolver	242	—
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682	2,623
R1 Holdings, LLC(1)	Revolver	1,947	1,601
RA Outdoors, LLC (1)(2)	Revolver	438	1,235
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	3,412	4,412
Randys Holdings, Inc.(1)	Revolver	1,326	1,571
Rep Seko Merger Sub LLC(1)	Delayed Draw Term Loan	—	725
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	600
Rhondda Financing No. 1 DAC(1)(4)	Structured Junior Note	4,707	—
Rocade Holdings LLC(1)	Preferred Equity	17,500	—
Rock Labor(1)	Revolver	1,103	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	922	2,209
Royal Buyer, LLC(1)	Revolver	1,340	1,340
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	3,333	2,381
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	16	1,751
Sanoptis S.A.R.L.(1)(3)	CAF Term Loan	1,458	—
SBP Holdings LP(1)	Delayed Draw Term Loan	151	—
SBP Holdings LP(1)	Revolver	1,065	—
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	—	416
Scaled Agile, Inc.(1)(2)	Revolver	280	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	—	2,270
Scout Bidco B.V.(1)(2)(3)	Revolver	640	1,030
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,209	2,134
Security Holdings B.V.(1)(2)(3)	Revolver	1,105	1,067
Sereni Capital NV(1)(3)	Term Loan	—	109
Sinari Invest(1)(3)	Delayed Draw Term Loan	617	—
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	1,007	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	1,978
Smartling, Inc.(1)	Revolver	1,176	1,176
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	3,440	—
SmartShift Group, Inc.(1)(2)	Revolver	1,651	—
Smile Brands Group, Inc.(1)(2)	Delayed Draw Term Loan	—	38
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	—	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,330	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399	666
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	90	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	7,500

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	4,119	4,664
Superjet Buyer, LLC(1)	Revolver	1,369	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	—	1,933
Syntax Systems Ltd(1)	Revolver	391	337
Tank Holding Corp (1)	Revolver	640	698
Tank Holding Corp (1)	Delayed Draw Term Loan	614	—
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,153	1,088
Techone B.V.(1)(3)	Revolver	315	203
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	1,825	2,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	3,229	2,826
The Hilb Group, LLC(1)	Delayed Draw Term Loan	313	1,182
Trader Corporation(1)(6)	Revolver	354	345
Trintech, Inc.(1)	Revolver	383	—
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	—
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,469	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	642	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,350	1,350
UBC Ledgers Holding AB(1)(9)	Delayed Draw Term Loan	840	—
UBC Ledgers Holding AB(1)(9)	Revolver	278	—
Union Bidco Limited(1)(4)	Acquisition Facility	83	78
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	683	1,170
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	479	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,540	3,629
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	—	2,622
Waccamaw River LLC(2)	Joint Venture	—	2,480
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	2,500	—
Whitcraft Holdings, Inc.(1)	Revolver	1,760	—
White Bidco Limited(1)(2)	Delayed Draw Term Loan	514	—
Woodland Foods, Inc.(1)(2)	Line of Credit	680	456
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	—	3,106
WWEC Holdings III Corp(1)	Revolver	2,019	1,366
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	2,704	3,109
ZB Holdco LLC(1)	Delayed Draw Term Loan	2,932	1,352
ZB Holdco LLC(1)	Revolver	845	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	2,667	2,516
Total unused commitments to extend financing		$305,903	$308,532
(1)The Adviser’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company’s current investments in the portfolio company are carried at less than cost.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
(9)Actual commitment amount is denominated in Swedish Kronor. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of December 31, 2023 and 2022, the Company had guaranteed €9.9 million ($10.9 million U.S. dollars and $10.6 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh (“MVC Auto”) that matures in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2023	2022	2021	2020	2019
Per share data:
Net asset value at beginning of period	$11.05	$11.36	$10.99	$11.66	$10.98
Net investment income (1)	1.19	1.12	0.90	0.64	0.61
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.59)	0.16	(0.05)	(0.79)	(0.08)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.59	(1.20)	0.34	0.38	0.64
Total increase (decrease) from investment operations (1)	1.19	0.08	1.19	0.23	1.17
Dividends/distributions paid to stockholders from net investment income	(1.02)	(0.95)	(0.79)	(0.65)	(0.54)
Tax return of capital to stockholders	—	—	(0.03)	—	—
Total dividends and distributions paid	(1.02)	(0.95)	(0.82)	(0.65)	(0.54)
Common stock offerings	—	—	—	(0.63)	—
Sierra Merger (See Note 10) (2)	—	0.10	—	—	—
Deemed contribution - CSAs (See Notes 9 and 10 )	—	0.40	—	0.28	—
Deemed contribution - Barings LLC	—	—	—	0.07	—
Purchases of shares in share repurchase plan	0.06	0.06	—	0.05	0.07
Loss on extinguishment of debt (1)	—	—	—	(0.06)	(0.01)
Benefit from (provision for) taxes (1)	—	—	—	—	(0.01)
Other	—	—	—	0.04	—
Net asset value at end of period	$11.28	$11.05	$11.36	$10.99	$11.66
Market value at end of period (3)	$8.58	$8.15	$11.02	$9.20	$10.28
Shares outstanding at end of period	106,067,070	107,916,166	65,316,085	65,316,085	48,950,803
Net assets at end of period	$1,196,559	$1,192,329	$741,931	$717,805	$570,875
Average net assets	$1,211,289	$1,184,591	$739,250	$517,740	$579,199
Ratio of total expenses, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (4)	13.30%	8.80%	10.33%	8.33%	7.90%
Ratio of net investment income to average net assets	10.55%	9.76%	7.98%	5.99%	5.27%
Portfolio turnover ratio (5)	22.93%	43.07%	68.63%	67.80%	113.99%
Total return (6)	18.83%	(18.35)%	29.34%	(2.17)%	20.27%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Includes the impact of share issuance and deemed contribution from Barings associated with the Sierra Merger.
(3)Represents the closing price of the Company’s common stock on the last day of the period.
(4)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(5)Portfolio turnover ratio as of December 31, 2021 and 2020 excludes the impact of short-term investments. Portfolio turnover ratio as of December 31, 2022 excludes the impact of the Sierra Merger. Portfolio turnover ratio as of December 31, 2020 excludes the impact of the MVC Acquisition.
(6)Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2018	2017	2016	2015	2014
Per share data:
Net asset value at beginning of period	$13.43	$15.13	$15.23	$16.11	$16.10
Net investment income (1)	—	1.55	1.62	2.16	2.08
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(3.17)	(1.11)	0.05	(0.83)	0.46
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	1.08	(1.04)	(0.72)	0.17	(1.48)
Total increase (decrease) from investment operations (1)	(2.09)	(0.60)	0.95	1.50	1.06
Dividends/distributions paid to stockholders from net investment income	(0.41)	(1.65)	(1.89)	(2.11)	(1.88)
Dividends paid to stockholders from realized gains	—	—	—	(0.25)	(0.68)
Tax return of capital to stockholders	(0.02)	—	—	—	—
Total dividends and distributions paid	(0.43)	(1.65)	(1.89)	(2.36)	(2.56)
Common stock offerings	—	0.61	0.72	—	1.49
Purchase of shares in tender offer	0.13	—	—	—	—
Stock-based compensation (1)	0.17	(0.01)	0.09	0.01	—
Shares issued pursuant to Dividend Reinvestment Plan	—	0.01	0.04	0.03	0.04
Loss on extinguishment of debt (1)	(0.21)	—	—	(0.04)	—
Benefit from (provision for) taxes (1)	0.02	(0.02)	(0.01)	(0.01)	(0.10)
Other (2)	(0.04)	(0.04)	—	(0.01)	0.08
Net asset value at end of period	$10.98	$13.43	$15.13	$15.23	$16.11
Market value at end of period (3)	$9.01	$9.49	$18.34	$19.11	$20.29
Shares outstanding at end of period	51,284,064	47,740,832	40,401,292	33,375,126	32,950,288
Net assets at end of period	$562,967	$641,275	$611,156	$508,368	$530,827
Average net assets	$628,155	$667,188	$556,549	$524,580	$482,679
Ratio of total expenses, prior to waiver of base management fee, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (4)	14.54%	7.74%	9.93%	9.81%	9.45%
Ratio of total expenses, net of base management fee waived, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (4)	14.31%	7.74%	9.93%	9.81%	9.45%
Ratio of net investment income to average net assets	(0.01)%	10.83%	10.58%	13.65%	12.85%
Portfolio turnover ratio	228.49%	37.02%	24.61%	37.62%	29.21%
Total return (5)	18.18%	(42.15)%	5.86%	5.82%	(17.36)%
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
In connection with the closing of the MVC Merger on December 23, 2020, the Board affirmed the Company’s commitment to open-market purchases of shares of its common stock in an aggregate amount of up to $15.0 million at then-current market prices at any time shares trade below 90% of the Company’s then most recently disclosed NAV per share. Any repurchases pursuant to the authorized program occurred during the 12-month period that commenced upon the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, which occurred on May 6, 2021, and were made in accordance with applicable legal, regulatory and contractual requirements, including covenants under the February 2019 Credit Facility. Prior to its termination, the Company repurchased a total of 207,677 shares of common stock in the open market under the authorized program at an average price of $10.14 per share, including brokerage commissions. The MVC repurchase program terminated on May 6, 2022.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
(2)Investments acquired were recorded at fair value, which is also the Company’s initial cost basis.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
11. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2023. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Total investment income	$67,204	$75,302	$70,846	$75,849
Net investment income	$27,500	$33,624	$33,309	$33,371
Net increase (decrease) in net assets resulting from operations	$39,651	$40,117	$18,321	$29,910
Net investment income per share	$0.25	$0.31	$0.31	$0.31
	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total investment income	$43,757	$55,592	$56,306	$63,474
Net investment income	$19,009	$31,774	$27,912	$36,961
Net increase (decrease) in net assets resulting from operations	$21,032	$(24,993)	$9,893	$(1,251)
Net investment income per share	$0.23	$0.29	$0.26	$0.34
12. Subsequent Events
On February 12, 2024, the Company issued $300.0 million in aggregate principal amount of senior unsecured notes that mature on February 15, 2029 and bear interest at a rate of 7.000% per annum (the “February 2029 Notes”). The February 2029 Notes pay interest semi-annually and all principal is due upon maturity. The February 2029 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the February 2029 Notes, and any accrued and unpaid interest. The February 2029 Notes were issued at a public offering price of 98.948% of the principal amount thereof.
On February 22, 2024, the Board authorized a new 12-month share repurchase program. Under the program, the Company may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
On February 22, 2024, the Board declared a quarterly distribution of $0.26 per share payable on March 13, 2024 to holders of record as of March 6, 2024.