Form 10-Q
period 2024-03-31
Barings BDC, Inc.
filed 2024-05-07
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 7, 2024 was 105,951,159.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,065,014 and $2,053,548 as of March 31, 2024 and December 31, 2023, respectively)	$2,015,336	$1,995,372
Affiliate investments (cost of $382,732 and $378,865 as of March 31, 2024 and December 31, 2023, respectively)	409,085	402,423
Control investments (cost of $103,553 and $103,163 as of March 31, 2024 and December 31, 2023, respectively)	103,116	90,920
Total investments at fair value	2,527,537	2,488,715
Cash (restricted cash of $13,373 and $0 as of March 31, 2024 and December 31, 2023, respectively)	48,777	57,187
Foreign currencies (cost of $15,572 and $13,023 as of March 31, 2024 and December 31, 2023, respectively)	15,336	13,341
Interest and fees receivable	41,672	51,598
Prepaid expenses and other assets	3,254	3,564
Credit support agreements (cost of $58,000 as of both March 31, 2024 and December 31, 2023)	51,450	57,800
Derivative assets	5,011	1
Deferred financing fees	3,490	3,948
Receivable from unsettled transactions	2,159	1,299
Total assets	$2,698,686	$2,677,453
Liabilities:
Accounts payable and accrued liabilities	$2,156	$2,950
Interest payable	12,452	8,450
Administrative fees payable	582	536
Base management fees payable	8,279	8,347
Incentive management fees payable	8,167	7,737
Derivative liabilities	3,675	11,265
Payable from unsettled transactions	336	1,112
Borrowings under credit facilities	440,352	719,914
Notes payable (net of deferred financing fees)	1,010,811	720,583
Total liabilities	1,486,810	1,480,894
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 105,951,159 and 106,067,070 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	106	106
Additional paid-in capital	1,853,350	1,854,457
Total distributable earnings (loss)	(641,580)	(658,004)
Total net assets	1,211,876	1,196,559
Total liabilities and net assets	$2,698,686	$2,677,453
Net asset value per share	$11.44	$11.28
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$53,190	$51,168
Affiliate investments	957	380
Control investments	386	342
Total interest income	54,533	51,890
Dividend income:
Non-Control / Non-Affiliate investments	1,322	826
Affiliate investments	7,155	7,048
Total dividend income	8,477	7,874
Fee and other income:
Non-Control / Non-Affiliate investments	3,388	3,082
Affiliate investments	69	167
Control investments	17	51
Total fee and other income	3,474	3,300
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,482	3,535
Affiliate investments	251	203
Control investments	391	204
Total payment-in-kind interest income	3,124	3,942
Interest income from cash	199	198
Total investment income	69,807	67,204
Operating expenses:
Interest and other financing fees	21,082	19,316
Base management fee (Note 2)	8,279	7,853
Incentive management fees (Note 2)	8,167	9,604
General and administrative expenses (Note 2)	2,676	2,736
Total operating expenses	40,204	39,509
Net investment income before taxes	29,603	27,695
Income taxes, including excise tax expense	250	195
Net investment income after taxes	29,353	27,500

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(12,608)	$771
Net realized gains (losses) on investments	(12,608)	771
Foreign currency transactions	241	3,701
Forward currency contracts	(9,086)	(14,218)
Net realized gains (losses)	(21,453)	(9,746)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	8,502	7,437
Affiliate investments	2,795	10,841
Control investments	11,805	(7,269)
Net unrealized appreciation (depreciation) on investments	23,102	11,009
Credit support agreements	(6,350)	5,586
Foreign currency transactions	3,516	(8,127)
Forward currency contracts	15,833	13,502
Net unrealized appreciation (depreciation)	36,101	21,970
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	14,648	12,224
Benefit from (provision for) income taxes	—	(73)
Net increase (decrease) in net assets resulting from operations	$44,001	$39,651
Net investment income per share — basic and diluted	$0.28	$0.25
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.41	$0.37
Dividends/distributions per share:
Total dividends/distributions per share	$0.26	$0.25
Weighted average shares outstanding — basic and diluted	106,038,873	107,916,166

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended March 31, 2023	Number of Shares	Par Value
Balance, December 31, 2022	107,916,166	$108	$1,855,975	$(663,754)	$1,192,329
Net investment income	—	—	—	27,500	27,500
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(9,746)	(9,746)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	21,970	21,970
Provision for taxes	—	—	—	(73)	(73)
Distributions of net investment income	—	—	—	(26,979)	(26,979)
Balance, March 31, 2023	107,916,166	$108	$1,855,975	$(651,082)	$1,205,001

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended March 31, 2024	Number of Shares	Par Value
Balance, December 31, 2023	106,067,070	$106	$1,854,457	$(658,004)	$1,196,559
Net investment income	—	—	—	29,353	29,353
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(21,453)	(21,453)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	36,101	36,101
Distributions of net investment income	—	—	—	(27,577)	(27,577)
Purchases of shares in repurchase plan	(115,911)	—	(1,107)	—	(1,107)
Balance, March 31, 2024	105,951,159	$106	$1,853,350	$(641,580)	$1,211,876

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$44,001	$39,651
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(143,128)	(179,634)
Repayments received / sales of portfolio investments	118,008	69,515
Loan origination and other fees received	2,520	2,420
Net realized (gain) loss on investments	12,608	(771)
Net realized (gain) loss on foreign currency transactions	(241)	(3,701)
Net realized (gain) loss on forward currency contracts	9,086	14,218
Net unrealized (appreciation) depreciation on investments	(23,102)	(11,009)
Net unrealized (appreciation) depreciation of CSAs	6,350	(5,586)
Net unrealized (appreciation) depreciation on foreign currency transactions	(3,516)	8,127
Net unrealized (appreciation) depreciation on forward currency contracts	(15,833)	(13,502)
Payment-in-kind interest / dividends	(5,800)	(5,419)
Amortization of deferred financing fees	1,041	764
Accretion of loan origination and other fees	(2,419)	(2,017)
Amortization / accretion of purchased loan premium / discount	(261)	(303)
Payments for derivative contracts	(11,265)	(15,482)
Proceeds from derivative contracts	2,178	1,264
Changes in operating assets and liabilities:
Interest and fees receivable	10,729	(3,424)
Prepaid expenses and other assets	313	348
Accounts payable and accrued liabilities	(388)	8,955
Interest payable	4,010	3,566
Net cash provided by (used in) operating activities	4,891	(92,020)
Cash flows from financing activities:
Borrowings under credit facilities	24,500	35,000
Repayments of credit facilities	(300,000)	—
Proceeds from notes	300,000	—
Financing fees paid	(7,122)	(21)
Purchases of shares in repurchase plan	(1,107)	—
Cash dividends / distributions paid	(27,577)	(26,979)
Net cash provided by (used in) financing activities	(11,306)	8,000
Net increase (decrease) in cash and foreign currencies	(6,415)	(84,020)
Cash and foreign currencies, beginning of period	70,528	139,415
Cash and foreign currencies, end of period	$64,113	$55,395
Supplemental Information:
Cash paid for interest	$15,580	$14,662
Excise taxes paid during the period	$1,700	$800
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)		Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
1WorldSync, Inc.	IT Consulting & Other Services		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	7/19	7/25	$7,121	$7,078	$7,121	0.6%	(7)(8)(14)
							7,121	7,078	7,121

A.T. Holdings II LTD	Other Financial	h	First Lien Senior Secured Term Loan	14.3% Cash	11/22	9/29	12,500	12,500	11,150	0.9%	(3)(7)
							12,500	12,500	11,150

Accelerant Holdings	Banking, Finance, Insurance & Real Estate		Class A Convertible Preferred Equity (5,000 shares)	N/A	1/22	N/A		5,000	5,979	0.5%	(7)(30)
			Class B Convertible Preferred Equity (1,651 shares)	N/A	12/22	N/A		1,667	2,031	0.2%	(7)(30)
								6,667	8,010

Acclime Holdings HK Limited	Business Services		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.6% Cash	8/21	8/27	2,500	2,459	2,480	0.2%	(3)(7)(8)(14)
							2,500	2,459	2,480

Accurus Aerospace Corporation	Aerospace & Defense		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	4/22	4/28	12,132	12,000	11,816	1.0%	(7)(8)(13)
			Revolver	SOFR + 5.25%, 10.7% Cash	4/22	4/28	1,844	1,821	1,784	0.1%	(7)(8)(13)(31)
			Common Stock (437,623.30 shares)	N/A	4/22	N/A		438	429	—%	(7)(30)
							13,976	14,259	14,029

Acogroup	Business Services		First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	3/22	10/26	7,967	7,992	6,772	0.6%	(3)(7)(8)(10)
							7,967	7,992	6,772

AD Bidco, Inc.	Technology		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	3/24	3/30	10,175	9,835	9,833	0.8%	(7)(8)(13)(31)
			Revolver	SOFR + 6.25%, 11.6% Cash	3/24	3/30	—	(32)	(33)	—%	(7)(8)(13)(31)
							10,175	9,803	9,800

ADB Safegate	Aerospace & Defense		Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.6% Cash	8/21	10/27	6,577	6,390	5,821	0.5%	(3)(7)(8)(13)
							6,577	6,390	5,821

Adhefin International	Industrial Other		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	5/23	5/30	1,790	1,762	1,755	0.1%	(3)(7)(8)(10)(31)
			Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.4% PIK	5/23	11/30	300	297	294	—%	(3)(7)(8)(10)
							2,090	2,059	2,049

Advantage Software Company (The), LLC	Advertising, Printing & Publishing		Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	697	0.1%	(7)(30)
			Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	180	—%	(7)(30)
			Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	—	—%	(7)(30)
			Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	—	—%	(7)(30)
								363	877

Air Canada 2020-2 Class B Pass Through Trust	Structured Products		Structured Secured Note - Class B	9.0% Cash	9/20	10/25	3,511	3,511	3,590	0.3%
							3,511	3,511	3,590

Air Comm Corporation, LLC	Aerospace & Defense		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	6/21	7/27	7,736	7,646	7,705	0.6%	(7)(8)(13)
			First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	6/21	7/27	1,289	1,258	1,289	0.1%	(7)(8)(13)
							9,025	8,904	8,994

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	11/23	11/29	$3,331	$3,224	$3,233	0.3%	(7)(8)(13)(31)
		Revolver	SOFR + 6.25%, 11.7% Cash	11/23	11/29	84	72	73	—%	(7)(8)(13)(31)
						3,415	3,296	3,306

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	4/21	4/29	6,460	6,359	6,424	0.5%	(7)(8)(12)
		Partnership Units (348.68 units)	N/A	4/21	N/A		349	537	—%	(7)(30)
						6,460	6,708	6,961

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	3/23	3/30	3,469	3,324	3,469	0.3%	(3)(7)(8)(10)(31)
						3,469	3,324	3,469

Alpine SG, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	2/22	11/27	23,139	22,680	22,792	1.9%	(7)(8)(13)(29)
						23,139	22,680	22,792

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	9/22	9/28	5,488	4,901	4,841	0.4%	(3)(7)
		Class B Common Stock (93,165,208 shares)	N/A	9/22	N/A		1,040	1,177	0.1%	(3)(7)(30)
		Warrants (380,385 units)	N/A	9/22	N/A		4	644	0.1%	(3)(7)(30)
						5,488	5,945	6,662

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	4/23	4/29	1,930	1,887	1,930	0.2%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	4/23	4/29	—	(10)	—	—%	(7)(8)(12)(31)
		Common Stock (88,110 shares)	N/A	4/23	N/A		88	93	—%	(7)(30)
						1,930	1,965	2,023

AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 10.55%	2/22	4/31	7,222	3,781	2,489	0.2%	(3)(29)
						7,222	3,781	2,489

AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 9.36%	2/22	10/31	2,000	1,623	1,462	0.1%	(3)(29)
						2,000	1,623	1,462

Amtech LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/21	11/27	3,005	2,967	2,945	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	3/24	11/28	3,660	3,587	3,587	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.1% Cash	11/21	11/27	—	(14)	(19)	—%	(7)(8)(13)(31)
						6,665	6,540	6,513

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/21	10/28	3,155	3,184	3,109	0.3%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	4/22	10/28	952	944	938	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 11.1% Cash	1/23	10/28	1,657	1,586	1,650	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	6/22	10/28	1,019	1,019	1,004	0.1%	(3)(7)(8)(13)
						6,783	6,733	6,701

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	8.0% PIK	2/19	6/25	13,320	13,269	2,717	0.2%	(7)(27)
		Super Senior Secured Term Loan	10.0% PIK	10/23	6/25	913	866	859	0.1%	(7)(31)
						14,233	14,135	3,576

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 9.4% Cash	7/22	7/29	$2,484	$2,316	$2,454	0.2%	(3)(7)(8)(10)
						2,484	2,316	2,454

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.9% Cash	1/20	1/27	1,841	1,886	1,841	0.2%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	10/23	1/27	1,387	1,303	1,387	0.1%	(3)(7)(8)(16)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	1/20	7/27	309	315	301	—%	(3)(7)
						3,537	3,504	3,529

Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 27.10%	2/22	10/30	18,358	4,764	5,100	0.4%	(3)(29)
						18,358	4,764	5,100

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.8% Cash	4/22	3/30	2,025	2,285	2,011	0.2%	(3)(7)(8)(18)
						2,025	2,285	2,011

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash, 1.5% PIK	9/21	9/27	2,323	2,478	2,033	0.2%	(3)(7)(8)(11)
		Preferred Stock (13 shares)	N/A	9/21	N/A		120	4	—%	(3)(7)(30)
		Common Stock (48 shares)	N/A	9/21	N/A		12	—	—%	(3)(7)(30)
						2,323	2,610	2,037

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.9% Cash	2/21	3/28	3,639	3,902	3,614	0.3%	(3)(7)(8)(16)
						3,639	3,902	3,614

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	3/21	3/29	20,000	19,638	20,000	1.7%	(7)(8)(13)
						20,000	19,638	20,000

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	6,369	6,503	5,846	0.5%	(3)(7)(8)(17)(31)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.7% PIK	12/21	12/28	1,828	1,870	1,723	0.1%	(3)(7)(8)(17)
						8,197	8,373	7,569

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	7/22	7/29	3,770	3,475	3,717	0.3%	(3)(7)(8)(10)(31)
						3,770	3,475	3,717

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	4/19	4/26	9,037	9,035	9,015	0.7%	(7)(8)(13)
						9,037	9,035	9,015

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/20	10/27	6,372	6,481	6,181	0.5%	(3)(7)(8)(10)
						6,372	6,481	6,181

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.9% Cash, 3.3% PIK	7/22	7/29	322	295	307	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	7/22	7/29	1,628	1,551	1,557	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.3% PIK	7/22	7/29	134	131	128	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 9.1% Cash, 3.3% PIK	7/22	7/29	1,733	1,587	1,641	0.1%	(3)(7)(8)(16)(31)
		Second Lien Senior Secured Term Loan	10.5% PIK	7/22	7/29	806	758	758	0.1%	(3)(7)
		Preferred Stock (41,560 shares)	10.0% PIK	7/22	N/A		57	46	—%	(3)(7)
		Equity Loan Notes (41,560 units)	10.0% PIK	7/22	N/A		57	46	—%	(3)(7)
		Common Stock (464 shares)	N/A	7/22	N/A		1	—	—%	(3)(7)(30)
						4,623	4,437	4,483

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.4% Cash	6/19	12/25	$3,927	$3,922	$3,750	0.3%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.4% Cash	10/22	12/25	4,892	4,877	4,672	0.4%	(7)(8)(13)
						8,819	8,799	8,422

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.85%, 10.2% Cash	7/22	7/27	8,739	8,640	8,739	0.7%	(7)(8)(12)
		Revolver	SOFR + 4.75%, 10.1% Cash	7/22	7/27	—	(12)	—	—%	(7)(8)(12)(31)
		Class A Units (25,718.20 units)	N/A	7/22	N/A		539	753	0.1%	(7)
						8,739	9,167	9,492

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	11/21	11/28	2,466	2,519	2,449	0.2%	(3)(7)(8)(16)(31)
						2,466	2,519	2,449

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/22	11/28	8,313	8,138	8,105	0.7%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.1% Cash	11/22	11/28	—	(33)	(42)	—%	(7)(8)(13)(31)
						8,313	8,105	8,063

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	12/19	12/26	1,512	1,534	1,400	0.1%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.4% Cash	4/21	12/26	846	906	784	0.1%	(3)(7)(8)(17)
						2,358	2,440	2,184

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	11/21	11/27	2,227	2,356	2,011	0.2%	(3)(7)(8)(20)(31)
						2,227	2,356	2,011

Aviation Technical Services, Inc.	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 13.8% Cash	2/22	3/25	29,457	28,114	29,162	2.4%	(7)(8)(12)(29)
						29,457	28,114	29,162

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	6,558	6,497	6,836	0.6%
						6,558	6,497	6,836

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	4,819	4,749	4,819	0.4%	(7)(8)(13)(31)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(6)	—	—%	(7)(8)(13)(31)
		Subordinated Term Loan	12.0% PIK	11/21	5/28	1,659	1,640	1,627	0.1%	(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	300	—%	(7)(30)
						6,478	6,575	6,746

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash	11/21	11/28	3,240	3,251	3,221	0.3%	(3)(7)(8)(11)
						3,240	3,251	3,221

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.3% Cash	7/19	7/26	958	1,079	958	0.1%	(3)(7)(8)(23)
						958	1,079	958

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	2,934	2,913	2,916	0.2%	(7)(8)(13)(31)
						2,934	2,913	2,916

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.45%, 10.5% Cash	2/21	2/28	7,560	8,125	7,518	0.6%	(3)(7)(8)(11)
						7,560	8,125	7,518

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR +5.75%, 11.2% Cash	1/21	1/28	$2,532	$2,488	$2,355	0.2%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.9% Cash	1/21	1/28	848	897	788	0.1%	(3)(7)(8)(16)
						3,380	3,385	3,143

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	2,415	2,417	2,028	0.2%	(3)(7)(8)(10)(31)
						2,415	2,417	2,028

BNI Global, LLC	Other Industrial	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	2/24	5/27	9,931	9,732	9,707	0.8%	(7)(8)(9)
						9,931	9,732	9,707

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	8/21	8/27	4,137	4,087	3,947	0.3%	(7)(8)(13)
						4,137	4,087	3,947

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	3/23	7/29	14,220	13,465	13,367	1.1%	(7)(8)(13)
						14,220	13,465	13,367

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	7/22	9/27	27,200	27,200	27,984	2.3%
		Preferred Stock- Series A (14,618 shares)	7.0% PIK	7/22	N/A		15,552	14,176	1.2%	(7)
						27,200	42,752	42,160

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	8/21	1/28	5,000	5,000	5,000	0.4%	(7)
						5,000	5,000	5,000

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	10/21	10/28	2,232	2,305	2,204	0.2%	(3)(7)(8)(10)(31)
						2,232	2,305	2,204

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	10/27	4,693	4,663	4,651	0.4%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/21	10/27	1,063	1,055	1,051	0.1%	(7)(8)(13)(31)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	1,008	0.1%	(7)(30)
						5,756	6,825	6,710

British Airways 2020-1 Class B Pass Through Trust	Structured Products	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	569	569	590	—%
						569	569	590

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 6.75%, 12.5% Cash	12/20	12/27	14,484	15,203	14,484	1.2%	(3)(7)(8)(17)
						14,484	15,203	14,484

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash	2/22	12/28	2,791	2,772	2,608	0.2%	(8)(13)(29)
						2,791	2,772	2,608

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/18	10/25	6,088	6,079	6,003	0.5%	(7)(8)(12)
						6,088	6,079	6,003

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	7/22	7/30	4,545	4,391	4,482	0.4%	(7)(8)(12)
		LP Units (455 units)	N/A	7/22	N/A		455	485	—%	(7)(30)
						4,545	4,846	4,967

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.4% Cash	6/22	6/26	10,020	9,518	9,679	0.8%	(7)(8)(10)
						10,020	9,518	9,679

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/21	12/28	$11,266	$11,070	$11,041	0.9%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	7/22	12/28	1,360	1,341	1,333	0.1%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/21	12/28	—	(44)	(50)	—%	(7)(8)(13)(31)
						12,626	12,367	12,324

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CDOR + 3.5% PIK, 9.0% PIK	6/21	3/26	1,684	1,859	1,100	0.1%	(3)(7)(8)(22)(27)
		Class A Equity (500,000 units)	N/A	5/22	N/A		389	—	—%	(3)(7)(30)
		Class C - Warrants (74,712.64 units)	N/A	5/22	N/A		—	—	—%	(3)(7)(30)
		Class X Equity (45,604 units)	N/A	5/22	N/A		35	—	—%	(3)(7)(30)
						1,684	2,283	1,100

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.0% Cash	4/22	4/27	4,318	4,276	4,240	0.3%	(3)(7)(8)(13)
		LLC Units (681,818 units)	N/A	4/22	N/A		682	1,016	0.1%	(3)(7)(30)
						4,318	4,958	5,256

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/23	10/29	3,154	3,045	3,144	0.3%	(7)(8)(13)(31)
		Revolver	SOFR + 5.25%, 10.6% Cash	10/23	10/29	—	(8)	(1)	—%	(7)(8)(13)(31)
						3,154	3,037	3,143

Catawba River Limited	Finance Companies	Structured - Junior Note	N/A	10/22	10/28	4,927	4,442	3,636	0.3%	(3)(7)
						4,927	4,442	3,636

CCFF Buyer, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	2/24	2/30	3,840	3,695	3,693	0.3%	(7)(8)(14)(31)
		Revolver	SOFR + 5.75%, 11.2% Cash	2/24	2/30	—	(21)	(21)	—%	(7)(8)(14)(31)
		LLC Units (233 units)	N/A	2/24	N/A		233	233	—%	(7)(30)
						3,840	3,907	3,905

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	5/20	4/27	3,124	2,928	3,081	0.3%	(3)(7)(8)(10)
						3,124	2,928	3,081

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	10/21	10/28	3,344	3,281	3,288	0.3%	(3)(7)(8)(11)
						3,344	3,281	3,288

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	2/22	2/28	13,027	12,776	12,761	1.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	12/22	2/28	1,368	1,335	1,340	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.25%, 10.7% Cash	2/22	2/28	—	(22)	(34)	—%	(7)(8)(13)(31)
		Preferred Stock (657 shares)	N/A	2/22	N/A		722	1,244	0.1%	(7)(30)
						14,395	14,811	15,311

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.5% Cash	1/20	1/27	7,928	7,815	7,881	0.7%	(7)(8)(13)(31)
						7,928	7,815	7,881

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	5/19	5/25	13,693	13,639	13,309	1.1%	(7)(8)(13)
						13,693	13,639	13,309

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 0.3% PIK	1/20	1/25	$4,115	$4,100	$3,667	0.3%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 0.3% PIK	1/20	1/27	668	657	595	—%	(7)(8)(12)
		LLC Units (8,782 units)	N/A	1/20	N/A		352	—	—%	(7)(30)
						4,783	5,263	4,263

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	1,303	1,282	1,303	0.1%	(3)(7)(8)(13)
						1,303	1,282	1,303

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	4/20	4/27	13,430	13,216	13,344	1.1%	(7)(8)(12)
		Class B Partnership Units (33,324.69 units)	N/A	4/20	N/A		—	177	—%	(7)(30)
						13,430	13,216	13,521

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	4/22	4/28	643	634	621	0.1%	(7)
		LLC Units (46,085.6 units)	N/A	4/22	N/A		125	145	—%	(7)(30)
						643	759	766

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	4/22	12/29	5,609	5,501	5,507	0.5%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	4/22	4/28	13,196	13,006	12,955	1.1%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.4% Cash	4/22	12/29	—	(15)	(20)	—%	(7)(8)(13)(31)
						18,805	18,492	18,442

Contabo Finco S.À.R.L	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	10/22	10/29	5,029	4,543	5,029	0.4%	(3)(7)(8)(10)
						5,029	4,543	5,029

Core Scientific, Inc.	Technology	Warrants Jan '27 expiry (49,902 warrants)	N/A	1/24	1/27		25	30	—%	(3)(30)
		Warrants Jan '29 expiry (41,585 warrants)	N/A	1/24	1/29		28	47	—%	(3)(30)
		Common Stock (4,798,119 shares)	N/A	1/24	N/A		16,601	16,985	1.4%	(3)(30)
							16,654	17,062

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.4% PIK	9/21	9/28	4,713	4,949	4,561	0.4%	(3)(7)(8)(10)(31)
		Class A Units (440 units)	N/A	9/21	N/A		205	209	—%	(3)(7)(30)
		Class B Units (191 units)	N/A	9/21	N/A		446	461	—%	(3)(7)(30)
						4,713	5,600	5,231

CSL DualCom	Telecommunications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	9/20	9/27	2,033	1,915	2,033	0.2%	(3)(7)(8)(15)(31)
						2,033	1,915	2,033

CT Technologies Intermediate Holdings, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.7% Cash	2/22	12/25	4,874	4,867	4,856	0.4%	(8)(12)(29)
						4,874	4,867	4,856

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CTI Foods Holdings Co., LLC	Food & Beverage	2024 First Out Term Loan	SOFR + 10.00%, 15.3% PIK	2/24	5/26	$1,875	$1,782	$1,875	0.2%	(7)(8)(13)
		First Out Term Loan	SOFR + 10.00%, 15.3% PIK	2/24	5/26	715	715	715	0.1%	(7)(8)(13)
		2024 LIFO Term Loan	SOFR + 10.00%, 15.3% PIK	2/24	5/26	3,750	3,568	3,750	0.3%	(7)(8)(13)
		Second Out Term Loan	SOFR + 12.00%, 17.3% PIK	2/24	5/26	535	535	535	—%	(7)(8)(13)
		Common Stock (19,376 shares)	N/A	2/24	N/A		—	595	—%	(7)(30)
						6,875	6,600	7,470

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	1/21	1/27	2,754	2,721	2,754	0.2%	(7)(8)(13)
		LLC Units (161,290.32 units)	N/A	1/21	N/A		161	297	—%	(7)(30)
						2,754	2,882	3,051

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/22	11/28	1,894	1,859	1,872	0.2%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/22	11/28	—	(8)	(6)	—%	(7)(8)(13)(31)
		Partnership Units (96,153.85 units)	N/A	11/22	N/A		96	97	—%	(7)(30)
						1,894	1,947	1,963

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,660	1,631	1,626	0.1%	(7)(8)(12)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	211	206	204	—%	(7)(8)(12)(31)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	48	—%	(7)(30)
						1,871	1,892	1,878

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	9/28	7,001	6,833	6,896	0.6%	(7)(8)(12)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	9/28	—	(10)	(6)	—%	(7)(8)(12)(31)
						7,001	6,823	6,890

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	4/19	3/26	6,540	6,540	6,416	0.5%	(7)(8)(13)
						6,540	6,540	6,416

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	4/21	4/28	2,700	2,831	2,679	0.2%	(3)(7)(8)(11)
						2,700	2,831	2,679

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	3/20	3/27	2,297	2,326	2,297	0.2%	(3)(7)(8)(10)
						2,297	2,326	2,297

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 6.32%	2/22	4/34	3,620	1,983	1,628	0.1%	(3)(29)
						3,620	1,983	1,628

Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/30	17,233	4,219	2,423	0.2%	(3)(29)(30)
						17,233	4,219	2,423

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	9/21	9/28	125	116	107	—%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	9/21	9/28	1,434	1,419	1,387	0.1%	(3)(7)(8)(13)
						1,559	1,535	1,494

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.4% Cash	6/22	6/28	1,000	989	1,000	0.1%	(3)(7)(8)(13)
						1,000	989	1,000

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	7/21	7/27	14,739	14,546	14,739	1.2%	(7)(8)(13)
						14,739	14,546	14,739

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.4% Cash	11/21	11/29	$9,469	$9,341	$9,251	0.8%	(7)(8)(13)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	475	—%	(7)(30)
						9,469	9,872	9,726

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	3/24	5/24	786	765	771	0.1%	(7)
		Common Stock (163.83 shares)	N/A	3/24	N/A		231	339	—%	(7)(30)
						786	996	1,110

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash, 2.0% PIK	9/21	9/27	4,875	4,814	4,344	0.4%	(7)(8)(13)
						4,875	4,814	4,344

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/21	12/27	12,484	12,318	11,822	1.0%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	12/21	12/27	2,907	2,870	2,750	0.2%	(7)(8)(13)(31)
						15,391	15,188	14,572

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	2/21	12/25	6,981	6,933	6,897	0.6%	(7)(8)(13)
						6,981	6,933	6,897

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	4/21	4/28	6,002	5,925	5,792	0.5%	(7)(8)(13)
						6,002	5,925	5,792

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/21	11/27	3,471	3,426	3,471	0.3%	(7)(8)(12)
		Revolver	SOFR + 5.00%, 10.4% Cash	11/21	11/27	271	253	271	—%	(7)(8)(12)(31)
						3,742	3,679	3,742

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.4% Cash, 2.8% PIK	12/22	12/29	1,547	1,477	1,154	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	12/22	12/29	—	(59)	(678)	(0.1)%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	799	781	596	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.7% Cash, 2.8% PIK	12/22	12/29	2,370	2,256	1,769	0.1%	(3)(7)(8)(16)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	642	616	—	—%	(3)(7)
						5,358	5,071	2,841

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	3/22	3/28	1,623	1,812	1,452	0.1%	(3)(7)(8)(20)(31)
						1,623	1,812	1,452

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	7/22	7/28	6,398	6,302	6,430	0.5%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 11.8% Cash	7/22	7/28	141	137	141	—%	(7)(8)(13)(31)
						6,539	6,439	6,571

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	8/20	8/27	1,924	2,073	1,924	0.2%	(3)(7)(8)(10)
						1,924	2,073	1,924

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	1/24	1/30	1,645	1,593	1,601	0.1%	(3)(7)(8)(10)(31)
						1,645	1,593	1,601

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	3/21	N/A		2,799	2,670	0.2%	(7)
							2,799	2,670

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	11/23	11/30	$4,443	$4,290	$4,347	0.4%	(3)(7)(8)(10)
		Subordinated Term Loan	10.3% PIK	11/23	5/31	2,004	1,944	1,969	0.2%	(3)(7)
						6,447	6,234	6,316

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	2/21	2/28	1,263	1,252	1,263	0.1%	(7)(8)(13)
						1,263	1,252	1,263

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	3/22	3/29	4,886	4,857	4,752	0.4%	(3)(7)(8)(10)
						4,886	4,857	4,752

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (6,582.7 shares)	11.0% PIK	3/22	N/A		8,809	5,657	0.5%	(7)
							8,809	5,657

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/20	12/26	4,162	4,121	4,104	0.3%	(7)(8)(12)
						4,162	4,121	4,104

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.5% Cash	5/22	5/30	13,692	13,468	13,514	1.1%	(7)(8)(13)
		LLC Units (966.99 units)	N/A	5/22	N/A		967	775	0.1%	(7)(30)
						13,692	14,435	14,289

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,868	14,278	1.2%
						16,000	14,868	14,278

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (2,828,286 shares)	N/A	8/22	N/A		2,828	3,535	0.3%	(3)(7)(30)
							2,828	3,535

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.7% Cash	4/22	4/29	1,840	1,852	1,779	0.1%	(3)(7)(8)(16)(31)
						1,840	1,852	1,779

Forest Buyer, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	3/24	3/30	1,587	1,536	1,536	0.1%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 11.1% Cash	3/24	3/30	—	(7)	(7)	—%	(7)(8)(13)(31)
		Class A LLC Units (146 units)	N/A	3/24	N/A		146	146	—%	(7)(30)
		Class B LLC Units (146 units)	N/A	3/24	N/A		—	—	—%	(7)(30)
						1,587	1,675	1,675

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/22	2/26	8,677	8,518	8,490	0.7%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/22	2/26	—	(11)	(13)	—%	(7)(8)(13)(31)
						8,677	8,507	8,477

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	5/21	5/27	4,591	4,518	4,177	0.3%	(7)(8)(13)
		Partnership Units (937.5 units)	N/A	5/21	N/A		938	412	—%	(7)(30)
						4,591	5,456	4,589

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	8/21	8/28	4,777	4,712	4,777	0.4%	(7)(8)(13)
		LP Interest (1,160.9 units)	N/A	8/21	N/A		12	15	—%	(7)(30)
		LP Units (5,104.3 units)	N/A	8/21	N/A		51	64	—%	(7)(30)
						4,777	4,775	4,856

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	$10,610	$10,345	$10,716	0.9%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	—	(61)	—	—%	(7)(8)(13)(31)
		Partnership Units (687 units)	N/A	12/22	N/A		687	932	0.1%	(7)(30)
						10,610	10,971	11,648

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.3% Cash	7/22	7/27	2,407	2,519	2,375	0.2%	(3)(7)(8)(19)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.7% Cash	7/22	7/27	4,128	4,235	4,069	0.3%	(3)(7)(8)(24)(31)
						6,535	6,754	6,444

Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 4.5% PIK	10/23	10/28	12,928	12,574	12,574	1.0%	(7)(8)(13)
						12,928	12,574	12,574

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	6/22	6/29	465	446	220	—%	(3)(7)(8)(9)(27)
		First Lien Senior Secured Term Loan	10.0% PIK	6/22	6/29	158	159	158	—%	(3)(7)(27)(31)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3)(7)(30)
						623	605	378

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	7/22	7/29	888	815	888	0.1%	(3)(7)(8)(10)(31)
						888	815	888

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	10/23	9/30	5,033	4,809	4,916	0.4%	(3)(7)(8)(11)
						5,033	4,809	4,916

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	1,078	1,007	1,064	0.1%	(3)(7)(8)(10)
						1,078	1,007	1,064

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.2% Cash	11/21	8/26	567	551	567	—%	(8)(13)
						567	551	567

Gusto Aus BidCo Pty Ltd	Consumer Non-Cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	10/22	10/28	2,179	2,085	2,109	0.2%	(3)(7)(8)(19)(31)
						2,179	2,085	2,109

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.6% Cash	9/22	9/28	664	636	629	0.1%	(3)(7)(8)(19)(31)
						664	636	629

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	12,534	12,357	11,268	0.9%	(7)
						12,534	12,357	11,268

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/21	11/27	7,276	7,181	7,246	0.6%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/21	11/27	—	(32)	(11)	—%	(7)(8)(12)(31)
						7,276	7,149	7,235

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	9/19	9/26	3,271	3,676	3,075	0.3%	(3)(7)(8)(11)
						3,271	3,676	3,075

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	5,059	4,482	5,059	0.4%	(3)(7)(8)(10)(31)
						5,059	4,482	5,059

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	8/23	8/29	$7,267	$7,098	$7,194	0.6%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 11.3% Cash	8/23	8/29	316	275	298	—%	(7)(8)(13)(31)
		Common Stock (101,080 shares)	N/A	8/23	N/A		101	106	—%	(7)(30)
						7,583	7,474	7,598

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	3/21	3/27	3,744	3,704	3,426	0.3%	(7)(8)(13)
						3,744	3,704	3,426

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/23	11/29	1,314	1,273	1,310	0.1%	(7)(8)(12)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/23	11/29	—	(6)	(1)	—%	(7)(8)(12)(31)
						1,314	1,267	1,309

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.10%, 10.3% Cash	4/22	11/28	6,667	6,520	6,407	0.5%	(3)(7)(8)(12)
						6,667	6,520	6,407

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.9% Cash	7/22	7/25	11,422	11,329	11,139	0.9%	(7)(8)(13)(31)
		Revolver	SOFR + 8.50%, 13.9% Cash	7/22	7/25	—	(9)	(29)	—%	(7)(8)(13)(31)
						11,422	11,320	11,110

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/18	5/26	11,197	11,150	10,973	0.9%	(7)(8)(13)
						11,197	11,150	10,973

Hygie 31 Holding	Pharma-ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	9/22	9/29	1,577	1,373	1,555	0.1%	(3)(7)(8)(11)
						1,577	1,373	1,555

Ice House America, L.L.C.	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	1/24	1/30	4,114	4,031	4,029	0.3%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	1/24	1/30	68	59	59	—%	(7)(8)(13)(31)
		LLC Units (2,703 units)	N/A	1/24	N/A		270	270	—%	(7)(30)
						4,182	4,360	4,358

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 9.5% Cash	5/21	4/28	2,700	2,950	2,658	0.2%	(3)(7)(8)(10)
						2,700	2,950	2,658

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	11/21	11/28	2,838	2,915	2,838	0.2%	(3)(7)(8)(11)
						2,838	2,915	2,838

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	4/21	4/28	6,397	6,840	6,281	0.5%	(3)(7)(8)(11)(31)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 8.0% Cash	5/23	4/28	1,018	1,019	1,000	0.1%	(3)(7)(8)(25)
						7,415	7,859	7,281

Innovative XCessories & Services, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.6% Cash	2/22	3/27	2,877	2,824	2,730	0.2%	(8)(14)(29)
						2,877	2,824	2,730

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.3% Cash	12/20	12/27	5,006	5,562	5,006	0.4%	(3)(7)(8)(10)
						5,006	5,562	5,006

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.9% Cash	8/22	2/29	64	61	64	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.9% Cash	8/22	8/29	1,593	1,527	1,578	0.1%	(3)(7)(8)(10)(31)
						1,657	1,588	1,642

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.6% Cash	11/23	11/29	$2,033	$1,975	$1,969	0.2%	(3)(7)(8)(19)(31)
						2,033	1,975	1,969

Iqor US Inc.	Services: Business	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.8% Cash	2/22	11/24	2,655	2,683	2,655	0.2%	(8)(12)(29)
						2,655	2,683	2,655

Isagenix International, LLC	Wholesale	First Lien Senior Secured Term Loan	SOFR + 5.60%, 11.0% Cash	4/23	4/28	853	571	733	0.1%	(8)(13)(29)
		Common Stock (58,538 shares)	N/A	4/23	N/A		—	—	—%	(7)(30)
						853	571	733

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	5,219	4,650	5,273	0.4%	(3)(7)(8)(10)(31)
						5,219	4,650	5,273

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	10/23	10/28	6,786	6,628	6,642	0.5%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.6% Cash	10/23	10/28	—	(16)	(15)	—%	(7)(8)(13)(31)
						6,786	6,612	6,627

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/27	705	696	690	0.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/21	12/27	12,272	11,972	12,100	1.0%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 11.9% Cash	12/21	12/27	101	72	73	—%	(7)(8)(13)(31)
		Common Stock (7,500.4 shares)	N/A	1/22	N/A		750	764	0.1%	(7)(30)
						13,078	13,490	13,627

Ivanti Software, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.8% Cash	2/22	12/28	6,000	5,989	5,139	0.4%	(8)(13)(29)
						6,000	5,989	5,139

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.3% Cash	11/19	2/29	1,161	1,152	1,161	0.1%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/19	2/29	6,714	6,604	6,714	0.6%	(3)(7)(8)(14)
						7,875	7,756	7,875

JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	8/20	11/27	3,052	3,052	3,082	0.3%
						3,052	3,052	3,082

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.95%, 11.3% Cash	5/21	7/26	3,778	3,727	3,657	0.3%	(7)(8)(13)
						3,778	3,727	3,657

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	3/22	3/27	3,685	4,139	3,647	0.3%	(3)(7)(8)(24)(31)
						3,685	4,139	3,647

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	2/22	2/28	3,481	3,425	3,439	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.9% Cash	2/22	2/28	—	(5)	(5)	—%	(7)(8)(13)(31)
		LLC Units (1,018 units)	N/A	2/22	N/A		107	242	—%	(7)
						3,481	3,527	3,676

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/20	11/26	8,562	8,482	8,391	0.7%	(7)(8)(13)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	217	—%	(7)(30)
						8,562	8,685	8,608

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/21	10/27	$9,115	$9,000	$9,097	0.8%	(7)(8)(13)
		LLC Units (637,677.11 units)	N/A	10/21	N/A		638	606	0.1%	(7)(30)
						9,115	9,638	9,703

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/20	12/27	8,413	8,311	8,286	0.7%	(7)(8)(13)
						8,413	8,311	8,286

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	12/21	12/28	1,942	1,964	1,787	0.1%	(3)(7)(8)(10)(31)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	6/29	1,705	1,732	1,534	0.1%	(3)(7)
						3,647	3,696	3,321

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	5/22	5/29	727	709	680	0.1%	(3)(7)(8)(14)(31)
		Revolver	SOFR + 5.75%, 11.1% Cash	5/22	11/28	18	17	16	—%	(3)(7)(8)(14)(31)
						745	726	696

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	2/22	2/28	10,174	10,052	10,073	0.8%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 11.3% Cash	2/22	2/28	—	(29)	(26)	—%	(7)(8)(13)(31)
		LLC Units (81,664 units)	N/A	2/22	N/A		85	172	—%	(7)
						10,174	10,108	10,219

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	8/20	6/28	5,504	5,504	5,471	0.5%	(8)(12)
		Common Stock (94,441 shares)	N/A	8/20	N/A		3,105	4,698	0.4%	(30)
						5,504	8,609	10,169

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	3/23	12,319	10,129	—	—%	(7)(27)(28)
						12,319	10,129	—

Lifestyle Intermediate II, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	2/22	1/26	3,006	3,006	2,675	0.2%	(7)(8)(13)(29)
		Revolver	SOFR + 7.00%, 12.3% Cash	2/22	1/26	—	—	(275)	—%	(7)(8)(13)(29)(31)
						3,006	3,006	2,400

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	1/21	12/25	862	859	861	0.1%	(7)(8)(13)
						862	859	861

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	4/22	9/27	8,394	8,282	7,185	0.6%	(7)(8)(12)
						8,394	8,282	7,185

Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes	SOFR + 9.03%, 14.3% Cash	2/22	4/34	5,250	5,107	5,160	0.4%	(3)(13)(29)
		Subordinated Structured Notes	Residual Interest, current yield 11.93%	2/22	4/34	13,730	8,954	8,445	0.7%	(3)(29)
						18,980	14,061	13,605

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75% PIK, 10.6% PIK	12/21	12/24	379	353	163	—%	(3)(7)(8)(10)(27) (31)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75% PIK, 10.6% PIK	12/21	12/28	2,009	2,062	932	0.1%	(3)(7)(8)(10)(27)
		Super Senior Secured Term Loan	EURIBOR + 6.00% PIK, 9.9% PIK	3/24	6/27	183	184	183	—%	(3)(7)(8)(10)(27)
		Revolver	EURIBOR+ 5.75% PIK, 9.6% PIK	12/21	6/27	50	47	(35)	—%	(3)(7)(8)(10)(27) (31)
						2,621	2,646	1,243

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	2/22	2/28	$10,780	$10,658	$10,737	0.9%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.8% Cash	2/22	2/28	2,040	2,009	2,031	0.2%	(7)(8)(13)(31)
						12,820	12,667	12,768

MB Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	1/24	1/30	1,854	1,789	1,786	0.1%	(7)(8)(13)(31)
		Revolver	SOFR + 4.75%, 10.1% Cash	1/24	1/30	—	(6)	(6)	—%	(7)(8)(13)(31)
		LLC Units (66 units)	N/A	1/24	N/A		68	68	—%	(7)(30)
						1,854	1,851	1,848

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	7/21	6/27	4,138	4,082	4,138	0.3%	(7)(8)(13)(31)
		Partnership Units (746.66 units)	N/A	6/21	N/A		747	740	0.1%	(7)(30)
						4,138	4,829	4,878

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/19	11/25	2,866	2,848	2,789	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	12/20	11/25	4,035	4,215	3,926	0.3%	(7)(8)(16)
						6,901	7,063	6,715

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	2/22	10/27	9,411	9,863	8,836	0.7%	(3)(8)(17)
						9,411	9,863	8,836

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	11/21	11/29	4,421	4,388	3,531	0.3%	(8)(13)
						4,421	4,388	3,531

Megawatt Acquisitionco, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	3/24	3/30	4,191	4,108	4,108	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.25%, 10.6% Cash	3/24	3/30	—	(13)	(13)	—%	(7)(8)(13)(31)
		Preferred Stock (1,842 shares)	N/A	3/24	N/A		184	184	—%	(7)(30)
		Common Stock (205 shares)	N/A	3/24	N/A		21	21	—%	(7)(30)
						4,191	4,300	4,300

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	8/22	8/29	2,895	3,141	2,854	0.2%	(3)(7)(8)(26)(31)
		Class A Units (114.4 units)	9.0% PIK	8/22	N/A		111	122	—%	(3)(7)(30)
		Class B Units (28,943.8 units)	N/A	8/22	N/A		—	46	—%	(3)(7)(30)
						2,895	3,252	3,022

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	8/21	8/27	900	889	900	0.1%	(7)(8)(12)
		Partnership Units (76,923 units)	N/A	8/21	N/A		77	88	—%	(7)(30)
						900	966	988

Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	12/20	12/26	7,509	8,378	7,458	0.6%	(3)(7)(8)(20)(31)
						7,509	8,378	7,458

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.6% Cash	7/23	7/30	1,877	1,878	1,821	0.2%	(3)(7)(8)(16)(31)
		Common Stock (10,590 shares)	N/A	7/23	N/A		138	167	—%	(3)(7)(30)
						1,877	2,016	1,988

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/20	11/27	1,655	1,711	1,655	0.1%	(3)(7)(8)(17)
						1,655	1,711	1,655

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	8/20	8/26	6,923	6,845	6,632	0.5%	(7)(8)(13)
						6,923	6,845	6,632

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	3/22	3/28	$18,152	$19,639	$17,976	1.5%	(3)(7)(8)(19)
						18,152	19,639	17,976

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/21	12/27	5,143	5,084	5,143	0.4%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.4% Cash	12/21	12/27	—	(14)	—	—%	(7)(8)(13)(31)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	546	—%	(7)(30)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	330	—%	(7)(30)
						5,143	5,580	6,019

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 2.00%, 7.4% Cash, 3.0% PIK	11/22	2/27	2,963	2,910	2,916	0.2%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	2/21	2/27	2,666	2,647	2,641	0.2%	(7)(8)(12)
						5,629	5,557	5,557

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	9/23	9/29	11,822	11,412	11,681	1.0%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 11.1% Cash	9/23	9/29	189	146	189	—%	(7)(8)(13)(31)
		LLC Units (472,512 units)	N/A	9/23	N/A		473	430	—%	(7)(30)
						12,011	12,031	12,300

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	1/23	1/30	2,097	2,044	2,055	0.2%	(3)(7)(8)(11)(31)
						2,097	2,044	2,055

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/23	11/30	7,375	7,242	7,255	0.6%	(7)(8)(12)(31)
		Revolver	SOFR + 6.00%, 11.3% Cash	11/23	11/29	—	(10)	(10)	—%	(7)(8)(12)(31)
						7,375	7,232	7,245

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3%	3/23	3/29	6,331	6,164	6,268	0.5%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 11.3%	3/23	3/29	221	193	221	—%	(7)(8)(13)(31)
		LP Units (639,510 units)	N/A	3/23	N/A		659	723	0.1%	(7)(30)
						6,552	7,016	7,212

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	10/21	9/27	2,444	2,413	2,444	0.2%	(7)(8)(13)
						2,444	2,413	2,444

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.1% Cash	1/22	1/28	4,021	3,948	4,021	0.3%	(3)(7)(8)(14)(31)
						4,021	3,948	4,021

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	9/22	10/29	2,169	1,915	2,133	0.2%	(3)(7)(8)(10)(31)
						2,169	1,915	2,133

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	5,516	5,437	5,518	0.5%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	12/21	12/28	177	159	177	—%	(7)(8)(12)(31)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	318	—%	(7)(30)
						5,693	5,807	6,013

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	3/22	3/29	3,575	3,525	3,525	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.4% Cash	3/22	3/28	294	275	274	—%	(7)(8)(13)(31)
						3,869	3,800	3,799

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	$549	$549	$549	—%	(7)
		Takeback Term loan	10.0% Cash	10/23	10/27	2,933	2,933	2,933	0.2%	(7)
		Preferred Stock (8,550.57 shares)	15.0% PIK	10/23	N/A		1,562	2,053	0.2%	(7)
		Common Stock (186.67 shares)	N/A	10/23	N/A		—	—	—%	(7)(30)
						3,482	5,044	5,535

Ocular Therapeutix, Inc.	Pharma-ceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	8/23	7/29	3,930	3,821	3,812	0.3%	(3)(7)(8)(12)
						3,930	3,821	3,812

Offen Inc.	Transportation: Cargo	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	2/22	6/26	3,726	3,688	3,688	0.3%	(7)(14)(29)
						3,726	3,688	3,688

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	6/21	6/28	3,420	3,687	3,314	0.3%	(3)(7)(8)(10)
						3,420	3,687	3,314

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/19	12/25	2,261	2,247	2,252	0.2%	(3)(7)(8)(14)
						2,261	2,247	2,252

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.9% Cash	6/21	5/28	2,891	3,165	2,891	0.2%	(3)(7)(8)(17)
						2,891	3,165	2,891

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	6/21	6/28	320	354	320	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	6/21	6/28	533	523	533	—%	(3)(7)(8)(13)
						853	877	853

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	12/23	12/30	987	974	965	0.1%	(3)(7)(8)(10)
						987	974	965

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/29	13,165	12,955	12,935	1.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	3/23	12/29	—	(100)	(94)	—%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/29	—	(21)	(15)	—%	(7)(8)(13)(31)
		LP Units (173,749 units)	N/A	7/22	N/A		174	179	—%	(7)
						13,165	13,008	13,005

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	7/22	7/29	4,044	3,699	3,933	0.3%	(7)
						4,044	3,699	3,933

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash, 0.8% PIK	12/19	12/26	2,788	2,852	2,743	0.2%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	10/26	1,500	1,500	1,476	0.1%	(3)(7)(8)(13)
						4,288	4,352	4,219

Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	10/23	10/29	29	22	23	—%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	595	584	585	—%	(7)(8)(13)
		LLC Units (29,762 units)	N/A	10/23	N/A		298	293	—%	(7)(30)
						624	904	901

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	2/20	2/26	2,319	2,319	2,274	0.2%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	2/20	2/26	2,859	2,831	2,802	0.2%	(3)(7)(8)(13)
						5,178	5,150	5,076

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.5% Cash	8/21	12/24	$2,917	$2,815	$2,884	0.2%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.5% Cash	8/21	8/27	7,376	7,283	7,343	0.6%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/23	8/27	3,023	2,933	2,980	0.2%	(7)(8)(13)(31)
		Class A-2 Partnership Units (28.8 units)	N/A	8/21	N/A		29	46	—%	(7)
						13,316	13,060	13,253

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	5/22	11/28	182	182	175	—%	(3)(7)
		Structured Secured Note - Class B	5.4% Cash	5/22	11/28	182	182	176	—%	(3)(7)
		Structured Secured Note - Class C	5.9% Cash	5/22	11/28	182	182	175	—%	(3)(7)
		Structured Secured Note - Class D	8.5% Cash	5/22	11/28	182	182	174	—%	(3)(7)
		Structured Secured Note - Class E	11.4% Cash	5/22	11/28	9,274	9,274	8,893	0.7%	(3)(7)
						10,002	10,002	9,593

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	12/21	7/29	2,673	2,702	2,646	0.2%	(3)(7)(8)(19)
						2,673	2,702	2,646

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/21	12/27	1,115	1,101	1,115	0.1%	(7)(8)(13)
		Revolver	SOFR + 4.75%, 10.2% Cash	12/21	12/27	—	(7)	—	—%	(7)(8)(13)(31)
		Partnership Units (7,409 units)	N/A	12/21	N/A		741	1,210	0.1%	(7)
						1,115	1,835	2,325

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash, 4.0% PIK	12/21	6/26	51,870	51,098	51,103	4.2%	(7)(8)(13)
		Warrants - Class A (2.55830 units)	N/A	12/21	N/A		—	1,299	0.1%	(7)(30)
		Warrants - Class B (0.86340 units)	N/A	12/21	N/A		—	438	—%	(7)(30)
		Warrants - Class CC (0.08870 units)	N/A	12/21	N/A		—	—	—%	(7)(30)
		Warrants - Class D (0.24710 units)	N/A	12/21	N/A		—	125	—%	(7)(30)
						51,870	51,098	52,965

Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	2/22	8/24	988	988	884	0.1%	(7)(8)(12)(29)
		Common Stock (10,000 shares)	N/A	2/22	N/A		—	—	—%	(7)(30)
						988	988	884

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 12.5% Cash	12/20	12/26	7,540	7,463	7,517	0.6%	(7)(8)(13)
						7,540	7,463	7,517

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	6/21	12/30	9,126	8,853	8,921	0.7%	(3)(7)(8)(11)(31)
						9,126	8,853	8,921

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	8/21	7/28	2,789	2,732	2,789	0.2%	(3)(7)(8)(14)
						2,789	2,732	2,789

Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	3/19	3/25	5,506	5,488	5,445	0.4%	(7)(8)(13)
						5,506	5,488	5,445

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	7/23	7/29	$5,317	$5,181	$5,362	0.4%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.3% Cash	7/23	7/29	152	130	159	—%	(7)(8)(13)(31)
		Common Stock (281 shares)	N/A	7/23	N/A		281	338	—%	(7)(30)
						5,469	5,592	5,859

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	3/22	3/28	1,626	1,603	1,626	0.1%	(7)(8)(14)
		Revolver	SOFR + 5.75%, 11.2% Cash	3/22	3/28	395	389	395	—%	(7)(8)(14)(31)
		Senior Subordinated Term Loan	8.0% Cash	3/22	3/29	81	81	73	—%	(7)
		LLC Units (241,935.48 units)	N/A	3/22	N/A		161	220	—%	(7)(30)
						2,102	2,234	2,314

Proppants Holding, LLC	Energy: Oil & Gas	LLC Units (1,668,106 units)	N/A	2/22	N/A		—	—	—%	(7)(29)
							—	—

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	3/21	3/28	1,764	1,876	1,719	0.1%	(3)(7)(8)(11)(31)
		Revolver	EURIBOR + 6.50%, 10.4% Cash	3/21	3/27	2,115	2,284	2,084	0.2%	(3)(7)(8)(11)
						3,879	4,160	3,803

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	5/22	5/29	882	843	831	0.1%	(3)(7)(8)(9)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	5/22	5/29	1,411	1,392	1,343	0.1%	(3)(7)(8)(12)
						2,293	2,235	2,174

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	9/21	9/26	1,799	1,971	1,781	0.1%	(3)(7)(8)(18)
						1,799	1,971	1,781

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	3/23	3/29	600	584	588	—%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	3/23	3/29	—	(6)	(5)	—%	(7)(8)(13)(31)
		Preferred Stock (148 shares)	10.0% PIK	3/23	N/A		144	163	—%	(7)(30)
		Common Stock (303,030 shares)	N/A	3/23	N/A		3	85	—%	(7)(30)
						600	725	831

Questel Unite	Business Services	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 2.4% PIK	12/20	12/27	6,892	6,832	6,741	0.6%	(3)(7)(8)(13)
						6,892	6,832	6,741

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	6,171	5,954	6,218	0.5%	(7)(8)(14)(31)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	126	68	118	—%	(7)(8)(14)(31)
						6,297	6,022	6,336

RA Outdoors, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	2/22	4/26	12,916	12,658	12,723	1.0%	(7)(8)(13)(29)
		Revolver	SOFR + 6.75%, 12.1% Cash	2/22	4/26	1,235	1,235	1,216	0.1%	(7)(8)(13)(29)
						14,151	13,893	13,939

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	11/22	11/24	$409	$379	$389	—%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	11/22	11/28	10,100	9,851	10,039	0.8%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 11.8% Cash	11/22	11/28	492	449	492	—%	(7)(8)(13)(31)
		Partnership Units (5,333 units)	N/A	11/22	N/A		533	534	—%	(7)(30)
						11,001	11,212	11,454

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	8/20	7/26	11,383	11,281	11,383	0.9%	(7)(8)(13)
		Partnership Equity (187,235 units)	N/A	3/21	N/A		187	97	—%	(7)(30)
						11,383	11,468	11,480

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/21	11/27	4,757	4,681	4,191	0.3%	(7)(8)(13)
		Partnership Equity (197,368.42 units)	N/A	11/21	N/A		197	59	—%	(7)(30)
						4,757	4,878	4,250

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	6/22	12/26	9,574	9,202	9,296	0.8%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/20	12/26	2,004	1,979	1,946	0.2%	(7)(8)(13)
						11,578	11,181	11,242

Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Common Stock (38,571 shares)	N/A	3/24	N/A	—	—	—	—%	(29)(30)
						—	—	—

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	4/21	4/29	4,011	3,952	4,011	0.3%	(7)(8)(13)
						4,011	3,952	4,011

Rhondda Financing No. 1 DAC	Finance Companies	Structured - Junior Note	N/A	1/23	1/33	28,377	27,950	28,476	2.3%	(3)(7)(31)
						28,377	27,950	28,476

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	12/21	12/28	2,240	2,258	2,025	0.2%	(3)(7)(8)(10)
						2,240	2,258	2,025

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.7% Cash	9/23	9/29	6,587	6,402	6,425	0.5%	(7)(8)(12)
		Revolver	SOFR + 7.50%, 12.7% Cash	9/23	9/29	—	(30)	(27)	—%	(7)(8)(12)(31)
		LLC Units (233,871 units)	N/A	9/23	N/A		1,252	1,225	0.1%	(7)(30)
						6,587	7,624	7,623

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	8/22	8/28	7,256	7,130	7,174	0.6%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.3% Cash	8/22	8/28	—	(27)	(17)	—%	(7)(8)(13)(31)
						7,256	7,103	7,157

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/20	10/25	4,413	4,373	4,413	0.4%	(7)(8)(13)
						4,413	4,373	4,413

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	SOFR + 7.75%, 13.1% Cash	2/22	9/25	$8,555	$8,555	$8,367	0.7%	(7)(8)(13)(29)
		Revolver	SOFR + 7.75%, 13.1% Cash	2/22	9/25	3,095	3,095	3,008	0.2%	(7)(8)(13)(29)(31)
		Class A Preferred Stock (145.347 shares)	N/A	2/22	N/A		4	—	—%	(7)(29)(30)
		Class B Preferred Stock (145.347 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
		Class C Preferred Stock (7,844.03 shares)	N/A	2/22	N/A		450	69	—%	(7)(29)(30)
		Common Stock (153 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
						11,650	12,104	11,444

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash, 0.5% PIK	1/19	7/25	9,586	9,586	8,465	0.7%	(7)(8)(13)
						9,586	9,586	8,465

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/20	12/26	11,813	11,681	11,683	1.0%	(7)(8)(13)
		Preferred Stock (378.7 shares)	N/A	12/20	N/A		380	452	—%	(7)(30)
						11,813	12,061	12,135

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SARON + 5.75%, 7.2% Cash	6/22	7/29	2,043	1,899	1,995	0.2%	(3)(7)(8)(25)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	6/22	7/29	3,636	3,392	3,541	0.3%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.2% Cash	6/22	7/29	790	788	783	0.1%	(3)(7)(8)(25)
						6,469	6,079	6,319

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	3/23	3/28	13,808	13,407	13,946	1.2%	(7)(8)(13)
		Revolver	SOFR + 6.75%, 12.1% Cash	3/23	3/28	355	324	355	—%	(7)(8)(13)(31)
						14,163	13,731	14,301

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	1,797	1,775	1,727	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	56	52	43	—%	(7)(8)(13)(31)
						1,853	1,827	1,770

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	5/22	5/29	3,450	3,353	3,383	0.3%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	8/23	5/29	443	443	434	—%	(3)(7)(8)(13)
		Revolver	EURIBOR + 5.75%, 9.7% Cash	5/22	5/29	417	404	397	—%	(3)(7)(8)(10)(31)
						4,310	4,200	4,214

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	5/22	5/29	2,558	2,483	2,490	0.2%	(3)(7)(8)(11)
						2,558	2,483	2,490

Serta Simmons Bedding LLC	Home Furnishings	Common Stock (109,127 shares)	N/A	6/23	N/A		1,630	682	0.1%	(30)
							1,630	682

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	1/30	34,626	33,687	35,319	2.9%	(3)(7)(8)(13)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	2,676	0.2%	(3)(7)(30)
						34,626	34,887	37,995

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	7/23	7/30	1,838	1,806	1,786	0.1%	(3)(7)(8)(11)(31)
						1,838	1,806	1,786

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	12/20	12/26	$7,353	$7,267	$6,964	0.6%	(7)(8)(12)(31)
						7,353	7,267	6,964

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	11/21	11/27	10,518	10,383	10,477	0.9%	(7)(8)(12)
		Revolver	SOFR + 4.50%, 9.9% Cash	11/21	11/27	—	(14)	(5)	—%	(7)(8)(12)(31)
						10,518	10,369	10,472

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.6% Cash	9/23	9/29	9,585	9,307	9,715	0.8%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 11.6% Cash	9/23	9/29	—	(37)	—	—%	(7)(8)(13)(31)
		Common Stock (275 shares)	N/A	9/23	N/A		275	392	—%	(7)(30)
						9,585	9,545	10,107

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash, 1.0% PIK	10/18	10/27	4,490	4,485	4,077	0.3%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash, 1.0% PIK	12/20	10/27	608	606	552	—%	(7)(8)(13)
						5,098	5,091	4,629

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	8,224	7,748	8,214	0.7%	(3)(7)
						8,224	7,748	8,214

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/29	15,449	15,116	15,296	1.3%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	665	626	665	0.1%	(7)(8)(13)(31)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	516	—%	(7)(30)
						16,114	16,258	16,477

Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/31	4,489	1,593	404	—%	(3)(29)(30)
						4,489	1,593	404

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	3/27	1,653	1,626	1,612	0.1%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	5/24	263	253	246	—%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	3/27	39	37	35	—%	(7)(8)(13)(31)
						1,955	1,916	1,893

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/22	10/28	11,630	11,367	11,461	0.9%	(7)(8)(12)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/22	10/28	—	(27)	(18)	—%	(7)(8)(12)(31)
						11,630	11,340	11,443

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/19	12/26	17,743	17,541	17,618	1.5%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/22	12/26	2,791	2,750	2,791	0.2%	(7)(8)(13)
						20,534	20,291	20,409

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	12/20	11/27	4,038	4,083	4,038	0.3%	(3)(7)(8)(16)(31)
						4,038	4,083	4,038

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	11/30	968	933	942	0.1%	(3)(7)(8)(17)
						968	933	942

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	4/27	2,500	2,477	2,495	0.2%	(3)(7)(8)(14)
						2,500	2,477	2,495

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/27	$12,877	$12,704	$12,814	1.1%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/27	456	433	447	—%	(7)(8)(13)(31)
						13,333	13,137	13,261

SVI International LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	3/24	3/30	644	629	629	0.1%	(7)(8)(12)(31)
		Revolver	SOFR + 6.75%, 12.1% Cash	3/24	3/30	—	(1)	(1)	—%	(7)(8)(12)(31)
		LLC Units (207,921 units)	N/A	3/24	N/A		208	208	—%	(7)(30)
						644	836	836

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	5/22	N/A		8,989	9,015	0.7%	(7)
							8,989	9,015

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/21	10/28	1,992	1,978	1,992	0.2%	(3)(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/21	10/26	728	723	728	0.1%	(3)(7)(8)(12)(31)
						2,720	2,701	2,720

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	7/21	7/28	2,613	2,588	2,558	0.2%	(7)
		Common Stock (1,589 shares)	N/A	7/21	N/A		50	76	—%	(7)(30)
						2,613	2,638	2,634

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	3/22	3/28	7,963	7,834	7,903	0.7%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	5/23	3/28	2,551	2,473	2,502	0.2%	(7)(8)(12)(31)
		Revolver	SOFR + 5.75%, 11.2% Cash	3/22	3/28	218	205	212	—%	(7)(8)(12)(31)
						10,732	10,512	10,617

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	1,714	1,505	1,714	0.1%	(3)(7)(8)(16)(31)
						1,714	1,505	1,714

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	5/23	5/28	600	589	591	—%	(7)
		Partnership Equity (400,000 units)	N/A	5/23	N/A		400	424	—%	(7)(30)
						600	989	1,015

Team Car Care, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	2/22	12/24	10,261	10,261	10,220	0.8%	(7)(8)(13)(29)
						10,261	10,261	10,220

Team Services Group	Services: Consumer	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.3% Cash	2/22	12/28	5,000	4,975	4,750	0.4%	(7)(8)(14)(29)
						5,000	4,975	4,750

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	11/21	11/28	3,795	3,805	3,738	0.3%	(3)(7)(8)(10)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	11/21	5/28	—	(26)	(8)	—%	(3)(7)(8)(10)(31)
						3,795	3,779	3,730

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	12/21	12/27	6,232	6,160	6,139	0.5%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.3% Cash	12/21	12/27	—	(12)	(17)	—%	(7)(8)(13)(31)
						6,232	6,148	6,122

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	4/22	4/28	$277	$273	$261	—%	(7)
		Partnership Equity (24,358.97 units)	N/A	4/22	N/A		239	104	—%	(7)(30)
						277	512	365

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.7% Cash	10/21	12/27	2,653	2,621	2,653	0.2%	(7)(8)(13)
		Revolver	SOFR+ 4.25%, 9.7% Cash	10/21	12/27	—	(9)	—	—%	(7)(8)(13)(31)
		Subordinated Term Loan	SOFR + 7.75%, 13.2% Cash	10/21	10/28	3,598	3,550	3,584	0.3%	(7)(8)(14)
						6,251	6,162	6,237

The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	7/22	7/28	12,680	12,484	12,680	1.0%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	7/22	7/28	—	(47)	—	—%	(7)(8)(12)(31)
		Subordinated Term Loan	12.5% PIK	7/22	7/29	5,094	5,020	5,063	0.4%	(7)
						17,774	17,457	17,743

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/19	12/26	11,464	11,333	11,401	0.9%	(7)(8)(12)
						11,464	11,333	11,401

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.8% Cash	4/22	4/30	4,276	4,207	4,276	0.4%	(7)(8)(13)
		Partnership Equity (676,880.98 units)	N/A	4/22	N/A		677	2,152	0.2%	(7)
						4,276	4,884	6,428

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.50%, 12.2% Cash	12/22	12/29	4,561	4,420	4,561	0.4%	(3)(7)(8)(21)
		Revolver	CDOR + 6.50%, 12.2% Cash	12/22	12/28	—	(7)	—	—%	(3)(7)(8)(21)(31)
						4,561	4,413	4,561

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	2/20	2/25	9,250	9,193	9,134	0.8%	(7)(8)(13)
						9,250	9,193	9,134

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	8/18	12/24	11,083	11,069	9,233	0.8%	(7)(8)(14)
						11,083	11,069	9,233

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	2/21	2/27	15,728	15,598	15,193	1.3%	(7)(8)(13)
						15,728	15,598	15,193

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	7/23	7/29	6,947	6,756	6,786	0.6%	(7)(8)(12)
		Revolver	SOFR + 6.50%, 11.8% Cash	7/23	7/29	153	138	141	—%	(7)(8)(12)(31)
						7,100	6,894	6,927

True Religion Apparel, Inc.	Retail	Preferred Unit (2.8 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
		Common Stock (2.71 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							—	—

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	5/23	9/27	16,323	15,999	15,996	1.3%	(7)(8)(13)
		Class A LLC Units (440.97 units)	N/A	9/18	N/A		481	1,141	0.1%	(7)
						16,323	16,480	17,137

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/22	12/28	$1,398	$1,362	$1,367	0.1%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	12/23	12/28	625	584	586	—%	(7)(8)(13)(31)
		Revolver	SOFR + 4.75%, 10.1% Cash	12/22	12/28	—	(9)	(7)	—%	(7)(8)(13)(31)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	9	—%	(7)(30)
						2,023	1,942	1,955

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/21	12/25	8,225	8,152	7,929	0.7%	(7)(8)(13)
						8,225	8,152	7,929

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	7/21	9/26	4,912	4,861	4,912	0.4%	(7)(8)(13)
						4,912	4,861	4,912

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.3% Cash	12/23	12/30	1,499	1,469	1,447	0.1%	(3)(7)(8)(23)(31)
		Revolver	STIBOR + 5.25%, 9.3% Cash	12/23	6/24	—	—	—	—%	(3)(7)(8)(23)(31)
						1,499	1,469	1,447

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.4% Cash	9/20	9/27	11,810	11,822	10,818	0.9%	(3)(7)(8)(16)
						11,810	11,822	10,818

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.94%, 11.4% Cash	6/22	6/29	926	873	888	0.1%	(3)(7)(8)(16)(31)
						926	873	888

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.9% Cash	4/22	3/29	1,761	1,707	1,305	0.1%	(3)(7)(8)(11)(31)
						1,761	1,707	1,305

Unither (Uniholding)	Pharma- ceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	3/24	3/24	2,047	1,958	2,017	0.2%	(3)(7)(8)(10)(31)
						2,047	1,958	2,017

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/18	5/26	10,148	10,111	9,971	0.8%	(7)(8)(12)(31)
						10,148	10,111	9,971

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash, 1.8% PIK	9/20	9/27	1,649	1,749	1,551	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash, 1.8% PIK	2/21	9/27	3,580	3,540	3,369	0.3%	(3)(7)(8)(13)
						5,229	5,289	4,920

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	7/19	5/26	4,783	4,748	4,783	0.4%	(7)(8)(12)
						4,783	4,748	4,783

Velocity Pooling Vehicle, LLC	Automotive	Common Stock (5,591 shares)	N/A	2/22	N/A		72	3	—%	(7)(29)(30)
		Warrants (4,676 units)	N/A	2/22	N/A		60	2	—%	(7)(29)(30)
							132	5

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	3/22	1/29	3,938	4,069	3,517	0.3%	(3)(7)(8)(16)
						3,938	4,069	3,517

Vision Solutions Inc.	Business Equipment & Services	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.7% Cash	2/22	4/29	6,500	6,497	6,024	0.5%	(8)(13)(29)
						6,500	6,497	6,024

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	3,571	3,571	3,505	0.3%	(7)
						3,571	3,571	3,505

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	6/21	6/28	$7,448	$7,349	$7,448	0.6%	(7)(8)(13)
		Partnership Units (16,442.9 units)	N/A	6/21	N/A		164	279	—%	(7)(30)
						7,448	7,513	7,727

VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/27	10,736	2,496	18	—%	(3)(29)(30)
						10,736	2,496	18

VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/28	11,088	2,561	1,252	0.1%	(3)(29)(30)
						11,088	2,561	1,252

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	10/20	6/25	5,888	5,880	5,770	0.5%	(7)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/20	6/26	2,754	2,702	2,699	0.2%	(7)(8)(13)
						8,642	8,582	8,469

Watermill-QMC Midco, Inc.	Automotive	Equity (1.62% Partnership Interest)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							—	—

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	8/23	12/24	2,488	2,402	2,488	0.2%	(7)(8)(13)(31)
						2,488	2,402	2,488

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	9/22	10/29	9,630	9,302	8,884	0.7%	(7)
						9,630	9,302	8,884

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	2/23	2/29	8,612	8,313	8,595	0.7%	(7)(8)(13)
		Revolver	SOFR + 7.00%, 12.3% Cash	2/23	2/29	905	844	902	0.1%	(7)(8)(13)(31)
		LP Units (63,087.10 units)	N/A	2/23	N/A		631	818	0.1%	(7)(30)
						9,517	9,788	10,315

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/23	10/30	1,749	1,690	1,696	0.1%	(3)(7)(8)(13)(31)
						1,749	1,690	1,696

Wok Holdings Inc.	Retail	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	2/22	3/26	48	47	47	—%	(8)(13)(29)
						48	47	47

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	12/21	12/27	5,387	5,315	5,059	0.4%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.1% Cash	12/21	12/27	1,906	1,876	1,769	0.1%	(7)(8)(13)(31)
		Common Stock (1,663.30 shares)	N/A	12/21	N/A		1,663	1,060	0.1%	(7)(30)
						7,293	8,854	7,888

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	3/24	3/30	19,027	18,647	18,646	1.5%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.1% Cash	3/24	3/30	—	(19)	(19)	—%	(7)(8)(13)(31)
						19,027	18,628	18,627

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/24	2,197	2,183	2,142	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/28	10,114	9,901	9,862	0.8%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.1% Cash	10/22	10/28	—	(44)	(62)	—%	(7)(8)(13)(31)
						12,311	12,040	11,942

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	5/22	5/29	$302	$305	$299	—%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	5/22	5/29	6,791	6,530	6,690	0.6%	(3)(7)(8)(16)(31)
		Subordinated Term Loan	11.0% PIK	5/22	5/29	3,529	3,385	3,480	0.3%	(3)(7)
		Common Stock (45,665,825 shares)	N/A	5/22	N/A		565	577	—%	(3)(7)(30)
						10,622	10,785	11,046

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	2/22	2/28	8,493	8,333	8,308	0.7%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.3% Cash	2/22	2/28	304	293	287	—%	(7)(8)(13)(31)
		LLC Units (152.69 units)	N/A	2/22	2/28		153	212	—%	(7)
						8,797	8,779	8,807

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.4% Cash	3/22	3/29	6,113	6,236	5,556	0.5%	(3)(7)(8)(16)
						6,113	6,236	5,556

Subtotal Non–Control / Non–Affiliate Investments (166.3%)*						2,050,726	2,065,014	2,015,336

Affiliate Investments: (4)
Celebration Bidco, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	12/23	12/30	6,214	6,214	6,214	0.5%	(7)(13)
		Common Stock (1,243,071 shares)	N/A	12/23	N/A		12,177	14,469	1.2%	(7)(30)
						6,214	18,391	20,683

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	7,294	6,927	6,881	0.6%	(7)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,618	15,679	1.3%	(7)
		LLC Units (2,407,825 units)	N/A	11/21	N/A		14,645	16,055	1.3%	(7)(30)
						23,914	37,190	38,615

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	7/21	7/28	5,909	5,825	5,909	0.5%	(7)(12)(31)
		Second Lien Senior Secured Term Loan	7.5% Cash	7/21	7/28	4,545	4,515	4,545	0.4%	(7)
		LLC Units (89,447,396 units)	N/A	7/21	N/A		92,962	143,116	11.8%	(7)
						10,454	103,302	153,570

Hylan Datacom & Electrical LLC	Construction & Building	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.4% Cash	2/22	3/26	3,917	3,765	3,917	0.3%	(7)(8)(13)
		Second Lien Senior Secured Term Loan	SOFR + 3.00%, 8.3% Cash, 7.0% PIK	2/22	3/27	4,599	4,599	4,599	0.4%	(7)(8)(13)
		Common Stock (102,144 shares)	N/A	2/22	N/A		5,219	1,073	0.1%	(7)(30)
						8,516	13,583	9,589

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/19	N/A		35,158	41,424	3.4%	(3)(31)
							35,158	41,424

Rocade Holdings LLC	Other Financial	Preferred LP Units (67,500 units)	SOFR + 6.0% PIK, 11.3% PIK	2/23	N/A		75,175	75,175	6.2%	(7)(13)(31)
		Common LP Units (23.8 units)	N/A	2/23	N/A		—	1,270	0.1%	(7)(30)
							75,175	76,445

Sierra Senior Loan Strategy JV I LLC	Joint Venture	89.01% Member Interest	N/A	2/22	N/A		48,441	42,000	3.5%	(3)(29)
							48,441	42,000

Thompson Rivers LLC	Investment Funds & Vehicles	16% Member Interest	N/A	6/20	N/A		26,492	10,980	0.9%	(30)
							26,492	10,980

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		$25,000	$15,779	1.3%	(3)(30)
							25,000	15,779

Subtotal Affiliate Investments (33.8%)*						$49,098	382,732	409,085

Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/25	33,785	9,628	2,500	0.2%	(7)(27)(29)
		First Lien Senior Secured Term Loan	14.4% PIK	2/22	1/25	7,307	7,117	7,307	0.6%	(7)(8)(12)(29)
		LLC Units (44.6 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
						41,092	16,745	9,807

MVC Automotive Group GmbH	Automotive	Bridge Loan	4.5% Cash, 1.5% PIK	12/20	12/24	9,762	9,762	9,762	0.8%	(3)(7)(28)
		Common Equity Interest (18,000 shares)	N/A	12/20	N/A		9,553	23,563	1.9%	(3)(7)(28)(30)
						9,762	19,315	33,325

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	3/21	N/A		201	12	—%	(3)(28)(30)
		Limited Partnership Interest (71,790.4 units)	N/A	3/21	N/A		7,959	499	—%	(3)(28)(30)
							8,160	511

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	5/24	6,328	6,328	6,328	0.5%	(3)(7)(28)
		Revolver	6.0% Cash	9/23	6/25	3,780	3,818	3,779	0.3%	(3)(7)(28)(31)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	2,285	2,416	2,285	0.2%	(3)(7)(28)(31)
		Senior Subordinated Term Loan	3.1% PIK	12/20	5/24	11,018	11,018	11,018	0.9%	(3)(7)(28)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	382	—%	(3)(7)(28)(30)
		Common Stock Series B (1,236 shares)	N/A	12/20	N/A		35,193	35,681	2.9%	(3)(7)(28)(30)
						23,411	59,333	59,473

Subtotal Control Investments (8.5%)*						74,265	103,553	103,116

Total Investments, March 31, 2024 (208.6%)*						$2,174,089	$2,551,299	$2,527,537
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$(3,233)	February 2029 Notes	$(3,233)
Total Interest Rate Swaps, March 31, 2024							$(3,233)

Credit Support Agreements:
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$16,050	$2,450
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	35,400	(9,000)

Total Credit Support Agreements, March 31, 2024			$123,000	$51,450	$(6,550)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)
(a) The MVC Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) covers all of the investments acquired by Barings BDC, Inc. (the “Company”) from MVC Capital, Inc. (“MVC”) in connection with the MVC Acquisition (as defined in “Note 2. Agreements and Related Party Transactions”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “MVC Reference Portfolio”). Each investment that is included in the MVC Reference Portfolio is denoted in the above Schedule of Investments with footnote (28).
(b)      The Company and Barings LLC (“Barings” or the “Adviser”) entered into the MVC Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 or (2) the date on which the entire MVC Reference Portfolio has been realized or written off.
(d) See “Note 2. Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreements.
(e)     The Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) covers all of the investments acquired by the Company from Sierra Income Corporation (“Sierra”) in connection with the Sierra Merger (as defined in “Note 2. Agreements and Related Party Transactions”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from Sierra in connection with the Sierra Merger (collectively, the “Sierra Reference Portfolio”). Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (29).
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$69,834	$45,588	HSBC Bank USA	04/08/24	$(22)
Foreign currency forward contract (AUD)	$905	A$1,384	BNP Paribas SA	04/08/24	2
Foreign currency forward contract (AUD)	$890	A$1,327	Citibank, N.A.	04/08/24	24
Foreign currency forward contract (AUD)	$45,523	A$67,123	HSBC Bank USA	04/08/24	1,726
Foreign currency forward contract (AUD)	$45,714	A$69,853	HSBC Bank USA	07/08/24	21

Foreign currency forward contract (CAD)	C$282	$211	BNP Paribas SA	04/08/24	(3)
Foreign currency forward contract (CAD)	C$9,611	$7,074	HSBC Bank USA	04/08/24	29
Foreign currency forward contract (CAD)	$7,437	C$9,893	HSBC Bank USA	04/08/24	125
Foreign currency forward contract (CAD)	$7,192	C$9,759	HSBC Bank USA	07/08/24	(30)

Foreign currency forward contract (DKK)	2,461kr.	$357	HSBC Bank USA	04/08/24	(1)
Foreign currency forward contract (DKK)	$6	44kr.	BNP Paribas SA	04/08/24	—
Foreign currency forward contract (DKK)	$357	2,417kr.	HSBC Bank USA	04/08/24	6
Foreign currency forward contract (DKK)	$361	2,477kr.	HSBC Bank USA	07/08/24	1

Foreign currency forward contract (EUR)	€85,546	$92,584	HSBC Bank USA	04/08/24	(177)
Foreign currency forward contract (EUR)	$4,348	€4,000	BNP Paribas SA	04/08/24	27
Foreign currency forward contract (EUR)	$89,642	€81,546	Mitsubishi UFJ Financial Group	04/08/24	1,556
Foreign currency forward contract (EUR)	$97,565	€89,811	HSBC Bank USA	07/08/24	185

Foreign currency forward contract (NZD)	NZ$14,769	$8,865	HSBC Bank USA	04/08/24	(31)
Foreign currency forward contract (NZD)	$166	NZ$273	Bank of America, N.A.	04/08/24	3
Foreign currency forward contract (NZD)	$9,072	NZ$14,496	HSBC Bank USA	04/08/24	402
Foreign currency forward contract (NZD)	$8,932	NZ$14,880	HSBC Bank USA	07/08/24	31

Foreign currency forward contract (NOK)	44,032kr	$4,085	HSBC Bank USA	04/08/24	(26)
Foreign currency forward contract (NOK)	$82	864kr	Bank of America, N.A.	04/08/24	3
Foreign currency forward contract (NOK)	$4,187	43,168kr	HSBC Bank USA	04/08/24	207
Foreign currency forward contract (NOK)	$4,097	44,064kr	HSBC Bank USA	07/08/24	26

Foreign currency forward contract (GBP)	£53,186	$67,139	HSBC Bank USA	04/08/24	50
Foreign currency forward contract (GBP)	$3,052	£2,394	BNP Paribas SA	04/08/24	28
Foreign currency forward contract (GBP)	$64,113	£50,792	Citibank, N.A.	04/08/24	(51)
Foreign currency forward contract (GBP)	$67,585	£53,514	HSBC Bank USA	07/08/24	(52)

Foreign currency forward contract (SEK)	15,255kr	$1,437	HSBC Bank USA	04/08/24	(10)
Foreign currency forward contract (SEK)	$1,500	15,255kr	Citibank, N.A.	04/08/24	73
Foreign currency forward contract (SEK)	$1,480	15,652kr	HSBC Bank USA	07/08/24	11

Foreign currency forward contract (CHF)	5,526Fr.	$6,100	BNP Paribas SA	04/08/24	38
Foreign currency forward contract (CHF)	$6,575	5,526Fr.	HSBC Bank USA	04/08/24	437
Foreign currency forward contract (CHF)	$6,134	5,501Fr.	BNP Paribas SA	07/08/24	(39)
Total Foreign Currency Forward Contracts, March 31, 2024					$4,569

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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of March 31, 2024 represented 208.6% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 29.1% of total investments at fair value as of March 31, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended March 31, 2024 were as follows:

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.3% Cash)	$6,214	$—	$—	$—	$—	$6,214	$217
	Common Stock (1,243,071 shares)	12,177	—	—	—	2,292	14,469	—
		18,391	—	—	—	2,292	20,683	217

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	15,649	23	—	—	7	15,679	354
	Subordinated Term Loan (10.0% PIK)	6,868	8	—	—	5	6,881	190
	LLC Units (2,407,825 units)	12,160	3,701	—	—	194	16,055	—
		34,677	3,732	—	—	206	38,615	544

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 7.25%, 12.6%, Cash)	5,545	11,459	(11,091)	—	(4)	5,909	105
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	2	—	—	(2)	4,545	87
	LLC units (89,447,396 units)	145,799	—	—	—	(2,683)	143,116	3,220
		155,889	11,461	(11,091)	—	(2,689)	153,570	3,412

Hylan Datacom & Electrical LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.4% Cash)	3,917	19	—	—	(19)	3,917	151
	Second Lien Senior Secured Term Loan (SOFR + 3.00%, 8.3% Cash, 7.0% PIK)	4,519	80	—	—	—	4,599	173
	Common Stock (102,144 shares)	2,013	—	—	—	(940)	1,073	—
		10,449	99	—	—	(959)	9,589	324

Jocassee Partners LLC	9.1% Member Interest	41,053	—	—	—	371	41,424	1,427
		41,053	—	—	—	371	41,424	1,427

Rocade Holdings LLC(d)	Preferred LP Units (67,500 units) (SOFR + 6.0% PIK, 11.3% PIK)	73,113	2,062	—	—	—	75,175	2,063
	Common LP Units (23.8 units)	844	—	—	—	426	1,270	—
		73,957	2,062	—	—	426	76,445	2,063

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	39,172	—	—	—	2,828	42,000	445
		39,172	—	—	—	2,828	42,000	445

Thompson Rivers LLC	16% Member Interest	13,365	—	(2,396)	—	11	10,980	—
		13,365	—	(2,396)	—	11	10,980	—

Waccamaw River LLC	20% Member Interest	15,470	—	—	—	309	15,779	—
		15,470	—	—	—	309	15,779	—

Total Affiliate Investments		$402,423	$17,354	$(13,487)	$—	$2,795	$409,085	$8,432
(a)     Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)    Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.
(c) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.
(d) The fair value of the investment was determined using significant unobservable inputs.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended March 31, 2024 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (14.4% PIK)	$7,166	$141	$—	$—	$—	$7,307	$266
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	4,869	—	—	—	(2,369)	2,500	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		12,035	141	—	—	(2,369)	9,807	266

MVC Automotive Group GmbH(d)	Bridge Loan (4.5% Cash, 1.5% PIK)	9,762	—	—	—	—	9,762	148
	Common Equity Interest (18,000 Shares)	15,430	—	—	—	8,133	23,563	—
		25,192	—	—	—	8,133	33,325	148

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	24	—	—	—	(12)	12	15
	Limited Partnership Interest (71,790.4 units)	981	—	—	—	(482)	499	—
		1,005	—	—	—	(494)	511	15

Security Holdings B.V(d)	Bridge Loan (5.0% PIK)	6,328	—	—	—	—	6,328	80
	Revolver (6.0% Cash)	3,866	—	—	—	(87)	3,779	88
	Senior Subordinated Term Loan (3.1% PIK)	10,867	151	—	—	—	11,018	97
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK)	2,236	99	—	—	(50)	2,285	101
	Common Stock Series A (17,100 shares)	311	—	—	—	71	382	—
	Common Stock Series B (1,236 shares)	29,080	—	—	—	6,601	35,681	—
		52,688	250	—	—	6,535	59,473	366

Total Control Investments		$90,920	$391	$—	$—	$11,805	$103,116	$795
(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)     Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.
(c)    Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Control category.
(d) The fair value of the investment was determined using significant unobservable inputs.
(e) Non-accrual investment.
(6)All of the investment is or will be encumbered as security for the Company’s $1,065.0 million senior secured credit facility with ING Capital LLC (“ING”) initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”).
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2024 was 3.85500%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2024 was 3.89200%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2024 was 3.85100%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2024 was 5.32874%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2024 was 5.29823%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2024 was 5.21781%.
(15)The interest rate on these loans is subject to 1 Month SONIA, which as of March 31, 2024 was 5.19800%.
(16)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2024 was 5.18440%.
(17)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2024 was 5.09150%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2024 was 4.29730%.
(19)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2024 was 4.34420%.
(20)The interest rate on these loans is subject to 6 Month BBSY, which as of March 31, 2024 was 4.49860%.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)
(21)The interest rate on these loans is subject to 1 Month CDOR, which as of March 31, 2024 was 5.29000%.
(22)The interest rate on these loans is subject to 3 Month CDOR, which as of March 31, 2024 was 5.29500%.
(23)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2024 was 4.02500%.
(24)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2024 was 5.64000%.
(25)The interest rate on these loans is subject to 6 Month SARON, which as of March 31, 2024 was 1.46421%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2024 was 4.61000%.
(27)Non-accrual investment.
(28)Investment was purchased as part of the MVC Acquisition and is part of the MVC Reference Portfolio for purposes of the MVC Credit Support Agreement.
(29)Investment was purchased as part of the Sierra Merger and is part of the Sierra Reference Portfolio for purposes of the Sierra Credit Support Agreement.
(30)Investment is non-income producing.
(31)Position or portion thereof is an unfunded loan or equity commitment.
(32)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	March 31, 2024	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$137,956	5.5%	11.4%
Automotive	71,897	2.9	5.9
Banking, Finance, Insurance and Real Estate	406,291	16.1	33.5
Beverage, Food and Tobacco	33,518	1.3	2.8
Capital Equipment	136,168	5.4	11.2
Chemicals, Plastics, and Rubber	40,937	1.6	3.4
Construction and Building	30,684	1.2	2.5
Consumer goods: Durable	49,236	2.0	4.1
Consumer goods: Non-durable	36,108	1.4	3.0
Containers, Packaging and Glass	37,542	1.5	3.1
Energy: Electricity	29,079	1.2	2.4
Energy: Oil and Gas	3,236	0.1	0.3
Environmental Industries	51,501	2.0	4.2
Healthcare and Pharmaceuticals	190,321	7.5	15.7
High Tech Industries	304,442	12.0	25.1
Hotel, Gaming and Leisure	55,991	2.2	4.6
Investment Funds and Vehicles	110,694	4.4	9.1
Media: Advertising, Printing and Publishing	38,931	1.5	3.2
Media: Broadcasting and Subscription	13,060	0.5	1.1
Media: Diversified and Production	65,449	2.6	5.4
Metals and Mining	9,015	0.4	0.7
Services: Business	366,291	14.5	30.2
Services: Consumer	61,307	2.4	5.1
Structured Products	104,014	4.1	8.6
Telecommunications	27,535	1.1	2.3
Transportation: Cargo	88,075	3.5	7.3
Transportation: Consumer	12,882	0.5	1.1
Utilities: Electric	15,377	0.6	1.3
Total	$2,527,537	100.0%	208.6%

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)
(33)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
March 31, 2024:
Senior debt and 1st lien notes	$1,699,117	67%	$1,658,742	66%	137%
Subordinated debt and 2nd lien notes	260,225	10	246,902	10	21
Structured products	105,043	4	95,131	4	8
Equity shares	343,533	13	413,482	16	34
Equity warrants	129	—	2,586	—	—
Investments in joint ventures / PE fund	143,252	6	110,694	4	9
	$2,551,299	100%	$2,527,537	100%	209%

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	2/22	2/28	$6,339	$6,189	$6,271	0.5%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.5% Cash	2/22	2/28	—	(12)	(6)	—%	(7)(8)(13)(31)
		LLC Units (152.69 units)	N/A	2/22	2/28		153	172	—%	(7)
						6,339	6,330	6,437

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	3/22	3/29	6,169	6,196	5,718	0.5%	(3)(7)(8)(16)(31)
						6,169	6,196	5,718

Subtotal Non–Control / Non–Affiliate Investments (166.8%)*						2,065,415	2,053,548	1,995,372

Affiliate Investments: (4)
Celebration Bidco, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	12/23	12/30	6,214	6,214	6,214	0.5%	(7)(13)
		Common Stock (1,243,071 shares)	N/A	12/23	N/A		12,177	12,177	1.0%	(7)(30)
						6,214	18,391	18,391

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	7,294	6,919	6,868	0.6%	(7)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	16,619	15,595	15,649	1.3%	(7)
		LLC Units (2,407,825 units)	N/A	11/21	N/A		10,944	12,160	1.0%	(7)(30)
						23,913	33,458	34,677

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	7/21	7/28	5,545	5,457	5,545	0.5%	(7)(12)(31)
		Second Lien Senior Secured Term Loan	7.5% Cash	7/21	7/28	4,545	4,513	4,545	0.4%	(7)
		LLC Units (89,447,396 units)	N/A	7/21	N/A		92,963	145,799	12.2%	(7)
						10,090	102,933	155,889

Hylan Datacom & Electrical LLC	Construction & Building	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.4% Cash	2/22	3/26	3,917	3,746	3,917	0.3%	(7)(8)(13)
		Second Lien Senior Secured Term Loan	SOFR + 3.00%, 8.5% Cash	2/22	3/27	4,519	4,519	4,519	0.4%	(7)(8)(13)
		Common Stock (102,144 shares)	N/A	2/22	N/A		5,219	2,013	0.2%	(7)(30)
						8,436	13,484	10,449

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/19	N/A		35,158	41,053	3.4%	(3)(31)
							35,158	41,053

Rocade Holdings LLC	Other Financial	Preferred LP Units (67,500 units)	SOFR + 6.0% PIK, 11.3% PIK	2/23	N/A		73,112	73,113	6.1%	(7)(13)(31)
		Common LP Units (23.8 units)	N/A	2/23	N/A		—	844	0.1%	(7)(30)
							73,112	73,957

Sierra Senior Loan Strategy JV I LLC	Joint Venture	89.01% Member Interest	N/A	2/22	N/A		48,441	39,172	3.3%	(3)(29)
							48,441	39,172

Thompson Rivers LLC	Investment Funds & Vehicles	16% Member Interest	N/A	6/20	N/A		28,888	13,365	1.1%	(30)
							28,888	13,365

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		$25,000	$15,470	1.3%	(3)(30)
							25,000	15,470

Subtotal Affiliate Investments (33.6%)*						48,653	378,865	402,423

Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	14.4% PIK	2/22	1/25	7,166	6,977	7,166	0.6%	(7)(8)(12)(29)
		First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/25	33,393	9,628	4,869	0.4%	(7)(27)(29)
		LLC Units (44.6 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
						40,559	16,605	12,035

MVC Automotive Group GmbH	Automotive	Bridge Loan	4.5% Cash, 1.5% PIK	12/20	12/24	9,762	9,762	9,762	0.8%	(3)(7)(28)
		Common Equity Interest (18,000 shares)	N/A	12/20	N/A		9,553	15,430	1.3%	(3)(7)(28)(30)
						9,762	19,315	25,192

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	3/21	N/A		201	24	—%	(3)(28)(30)
		Limited Partnership Interest (71,790.4 units)	N/A	3/21	N/A		7,959	981	0.1%	(3)(28)(30)
							8,160	1,005

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	5/24	6,328	6,328	6,328	0.5%	(3)(7)(28)
		Revolver	6.0% Cash	9/23	6/25	3,866	3,818	3,866	0.3%	(3)(7)(28)(31)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	2,236	2,318	2,236	0.2%	(3)(7)(28)(31)
		Senior Subordinated Term Loan	3.1% PIK	12/20	5/24	10,867	10,867	10,867	0.9%	(3)(7)(28)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	311	—%	(3)(7)(28)(30)
		Common Stock Series B (1,236 shares)	N/A	12/20	N/A		35,192	29,080	2.4%	(3)(7)(28)(30)
						23,297	59,083	52,688

Subtotal Control Investments (7.6%)*						73,618	103,163	90,920

Total Investments, December 31, 2023 (208.0%)*						$2,187,686	$2,535,576	$2,488,715
Derivative Instruments

Credit Support Agreements:
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$17,300	$3,700
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	40,500	(3,900)

Total Credit Support Agreements, December 31, 2023			$123,000	$57,800	$(200)
(a) The MVC Credit Support Agreement covers all of the investments acquired by the Company from MVC in connection with the MVC Acquisition and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the MVC Reference Portfolio. Each investment that is included in the MVC Reference Portfolio is denoted in the above Schedule of Investments with footnote (28).
(b)      The Company and Barings entered into the MVC Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $23.0 million.
(c) Settlement Date means the earlier of (1) January 1, 2031 or (2) the date on which the entire MVC Reference Portfolio has been realized or written off.
(d) See “Note 2. Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreements.

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)
(e)     The Sierra Credit Support Agreement covers all of the investments acquired by the Company from Sierra in connection with the Sierra Merger and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the Sierra Reference Portfolio. Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (29).
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
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, EURIBOR, BBSY, STIBOR, CDOR, SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
1888 Industrial Services, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 5.00%)	$—	$41	$(41)	$(418)	$418	$—	$67
	Revolver (SOFR + 5.00%)	1,263	14	(1,156)	(357)	236	—	127
	Warrants (7,546.76 units)	—	—	—	—	—	—	—
		1,263	55	(1,197)	(775)	654	—	194

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.3% Cash)	—	6,214	—	—	—	6,214	—
	Common Stock (1,243,071 shares)	—	12,177	—	—	—	12,177	—
		—	18,391	—	—	—	18,391	—

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	—	15,632	—	—	17	15,649	715
	Subordinated Term Loan (10.0% PIK)	—	6,879	—	—	(11)	6,868	371
	LLC Units (2,407,825 units)	—	12,732	—	—	(572)	12,160	—
		—	35,243	—	—	(566)	34,677	1,086

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 7.25%, 12.6%, Cash)	5,273	35,201	(34,909)	—	(20)	5,545	408
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	6	—	—	(6)	4,545	347
	LLC units (89,447,396 units)	135,066	354	(621)	—	11,000	145,799	14,498
		144,884	35,561	(35,530)	—	10,974	155,889	15,253

Hylan Datacom & Electrical LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.4% Cash)	3,917	75	—	—	(75)	3,917	592
	Second Lien Senior Secured Term Loan (SOFR + 3.00%, 8.5% Cash)	4,098	421	—	—	—	4,519	665
	Common Stock (102,144 shares)	4,496	—	—	—	(2,483)	2,013	—
		12,511	496	—	—	(2,558)	10,449	1,257

Jocassee Partners LLC	9.1% Member Interest	40,088	—	—	—	965	41,053	5,709
		40,088	—	—	—	965	41,053	5,709

Kemmerer Operations, LLC(d)	First Lien Senior Secured Term Loan (15.0% PIK)	1,565	237	(1,802)	—	—	—	156
	Common Stock (6.78 shares)	1,181	—	(2,300)	711	408	—	—
		2,746	237	(4,102)	711	408	—	156

Rocade Holdings LLC(d)	Preferred LP Units (67,500 units) (SOFR + 6.0% PIK, 11.3% PIK)	—	73,113	—	—	—	73,113	5,612
	Common LP Units (23.8 units)	—	—	—	—	844	844	—
		—	73,113	—	—	844	73,957	5,612

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	37,950	—	(1,780)	—	3,002	39,172	5,655
		37,950	—	(1,780)	—	3,002	39,172	5,655

Thompson Rivers LLC	16% Member Interest	30,339	—	(17,733)	—	759	13,365	—
		30,339	—	(17,733)	—	759	13,365	—

Waccamaw River LLC	20% Member Interest	20,212	2,480	—	—	(7,222)	15,470	1,460
		20,212	2,480	—	—	(7,222)	15,470	1,460

Total Affiliate Investments		$289,993	$165,576	$(60,342)	$(64)	$7,260	$402,423	$36,382

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)
(a)     Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)    Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.
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

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (14.4% PIK)	$5,647	$1,330	$—	$—	$189	$7,166	$1,401
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	9,147	—	—	—	(4,278)	4,869	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		14,794	1,330	—	—	(4,089)	12,035	1,401

MVC Automotive Group GmbH(d)	Bridge Loan (4.5% Cash, 1.5% PIK)	7,149	2,613	—	—	—	9,762	587
	Common Equity Interest (18,000 Shares)	9,675	—	—	—	5,755	15,430	—
		16,824	2,613	—	—	5,755	25,192	587

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	45	—	(24)	—	3	24	95
	Limited Partnership Interest (71,790.4 units)	1,793	—	(940)	—	128	981	—
		1,838	—	(964)	—	131	1,005	95

Security Holdings B.V(d)	Bridge Loan (5.0% PIK)	6,020	308	—	—	—	6,328	309
	Revolver (6.0% Cash)	—	3,840	(22)	—	48	3,866	168
	Senior Subordinated Term Loan (3.1% PIK)	10,534	333	—	—	—	10,867	379
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK)	2,015	154	—	—	67	2,236	374
	Common Stock Series A (17,100 shares)	575	—	—	—	(264)	311	—
	Common Stock Series B (1,236 shares)	53,728	—	—	—	(24,648)	29,080	—
		72,872	4,635	(22)	—	(24,797)	52,688	1,230

Total Control Investments		$106,328	$8,578	$(986)	$—	$(23,000)	$90,920	$3,313
(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)     Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.
(c)    Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Control category.
(d) The fair value of the investment was determined using significant unobservable inputs.
(e) Non-accrual investment.
(6)All of the investment is or will be encumbered as security for the Company’s $1,065.0 million February 2019 Credit Facility with ING.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
The Company and its wholly-owned subsidiaries are specialty finance companies. The Company currently operates as a closed-end, non-diversified investment company and has elected to be treated as a business development company (“BDC”) under the 1940 Act. The Company has elected for federal income tax purposes to be treated and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Organization
The Company is a Maryland corporation incorporated on October 10, 2006. On August 2, 2018, the Company entered into an investment advisory agreement (the “Original Advisory Agreement”) and an administration agreement (the “Administration Agreement”) and became an externally-managed BDC managed by Barings LLC (“Barings” or the “Adviser”). An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an investment advisory agreement and administration agreement. Instead of the Company directly compensating employees, the Company pays the Adviser for investment and management services pursuant to the terms of the Barings BDC Advisory Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) and reimburses Barings, in its role as the Company’s administrator, for its provision of administrative services to the Company pursuant to the Administration Agreement. See “Note 2. Agreements and Related Party Transactions” for additional information regarding the Company’s investment advisory agreement and administration agreement.
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in “Note 3. Investments”, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective date for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company determined this guidance will not have a material impact on its consolidated financial statements.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Purchase Programs
On February 23, 2023, the Board authorized a 12-month share repurchase program. Under the program, the Company was able to repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program terminated on March 1, 2024. The program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would have been repurchased under the program. During the three months ended March 31, 2024, the Company did not repurchase any shares pursuant to the authorized program. During the year ended December 31, 2023, the Company repurchased a total of 1,849,096 shares of common stock in the open market under the authorized program at an average price of $7.99 per share, including brokerage commissions.
On February 22, 2024, the Board authorized a new 12-month share repurchase program. Under the program, the Company may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2024, the Company repurchased a total of 115,911 shares of its common stock in the open market under the authorized program at an average price of $9.56 per share, including brokerage commissions.
2. AGREEMENTS AND RELATED PARTY TRANSACTIONS
On August 2, 2018, the Company entered into the Original Advisory Agreement and the Administration Agreement with the Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. In connection with the completion of the Company’s acquisition of MVC on December 23, 2020 (the “MVC Acquisition”), the Company entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with the Adviser, following approval of the Amended and Restated Advisory Agreement by the Company’s stockholders at its December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021.
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
In connection with the completion of the Company’s acquisition of Sierra on February 25, 2022 (the “Sierra Merger”), the Company entered into a second amended and restated investment advisory agreement (the “Second Amended Barings BDC Advisory Agreement”) with the Adviser, which increased the hurdle rate applicable to the income incentive fee from 2.0% to 2.0625% per quarter (or from 8.0% to 8.25% annualized) and therefore increased the catch-up amount that is used in calculating the income incentive fee to correspond to the increase in the hurdle rate. All other terms and provisions of the Amended and Restated Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the other fees payable to the Adviser, remained unchanged under the Second Amended Barings BDC Advisory Agreement. On June 24, 2023, the Company entered into a third amended and restated investment advisory agreement with the Adviser in order to update the term of the agreement to expire on June 24 of each year subject to annual re-approval in accordance with its terms (the “Barings BDC Advisory Agreement”). All other terms and provisions of the Second Amended Barings BDC Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the fees payable to the Adviser, remain unchanged under the Barings BDC Advisory Agreement.
Investment Advisory Agreement
Pursuant to the Barings BDC Advisory Agreement, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition of

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three months ended March 31, 2024, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $8.3 million. For the three months ended March 31, 2023 the Base Management Fees determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement were approximately $7.9 million. As of March 31, 2024, the Base Management Fee of $8.3 million for the three months ended March 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Base Management Fee of $8.3 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
(ii) The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fee that was paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no Income-Based Fee to the Adviser in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Income-Based Fee calculated in accordance with paragraph (i) above, the Company will pay the Adviser the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Income-Based Fee calculated in accordance with paragraph (i) above, the Company will pay the Adviser the Income-Based Fee for such quarter.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three months ended March 31, 2024, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $8.2 million. For the three months ended March 31, 2023, the Income-Based Fees determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement were $9.6 million. As of March 31, 2024, the Income-Based Fee of $8.2 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Income-Based Fee of $7.7 million was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three months ended March 31, 2024 or 2023.
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
For the three months ended March 31, 2024 and March 31, 2023, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.6 million and $0.7 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of March 31, 2024, the administrative expenses of $0.6 million for the three months ended March 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the administrative expenses of $0.5 million incurred for the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2024:
Senior debt and 1st lien notes	$1,699,117	67%	$1,658,742	66%	137%
Subordinated debt and 2nd lien notes	260,225	10	246,902	10	21
Structured products	105,043	4	95,131	4	8
Equity shares	343,533	13	413,482	16	34
Equity warrants	129	—	2,586	—	—
Investment in joint ventures / PE fund	143,252	6	110,694	4	9
	$2,551,299	100%	$2,527,537	100%	209%
December 31, 2023:
Senior debt and 1st lien notes	$1,705,353	67%	$1,670,300	67%	140%
Subordinated debt and 2nd lien notes	256,850	10	238,215	10	20
Structured products	107,314	4	93,038	4	8
Equity shares	320,335	13	374,704	15	31
Equity warrants	76	—	2,392	—	—
Investment in joint ventures / PE fund	145,648	6	110,066	4	9
	$2,535,576	100%	$2,488,715	100%	208%
During the three months ended March 31, 2024, the Company made 10 new investments totaling $63.5 million and made investments in existing portfolio companies totaling $78.9 million. During the three months ended March 31, 2023, the Company made 11 new investments totaling $65.8 million, made investments in existing portfolio companies totaling $33.9 million and made a $45.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at March 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	March 31, 2024	Percent of Portfolio	Percent of Total Net Assets	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$137,956	5.5%	11.4%	$132,498	5.3%	11.1%
Automotive	71,897	2.9	5.9	80,828	3.3	6.7
Banking, Finance, Insurance and Real Estate	406,291	16.1	33.5	401,816	16.1	33.6
Beverage, Food and Tobacco	33,518	1.3	2.8	23,135	0.9	1.9
Capital Equipment	136,168	5.4	11.2	128,706	5.2	10.8
Chemicals, Plastics, and Rubber	40,937	1.6	3.4	35,897	1.5	3.0
Construction and Building	30,684	1.2	2.5	30,387	1.2	2.5
Consumer goods: Durable	49,236	2.0	4.1	47,074	1.9	3.9
Consumer goods: Non-durable	36,108	1.4	3.0	28,210	1.1	2.4
Containers, Packaging and Glass	37,542	1.5	3.1	37,524	1.5	3.1
Energy: Electricity	29,079	1.2	2.4	20,874	0.8	1.7
Energy: Oil and Gas	3,236	0.1	0.3	3,240	0.1	0.3
Environmental Industries	51,501	2.0	4.2	53,484	2.1	4.5
Healthcare and Pharmaceuticals	190,321	7.5	15.7	216,952	8.7	18.1
High Tech Industries	304,442	12.0	25.1	303,082	12.2	25.4
Hotel, Gaming and Leisure	55,991	2.2	4.6	54,256	2.2	4.5
Investment Funds and Vehicles	110,694	4.4	9.1	110,066	4.4	9.2
Media: Advertising, Printing and Publishing	38,931	1.5	3.2	39,447	1.6	3.3
Media: Broadcasting and Subscription	13,060	0.5	1.1	13,277	0.5	1.1
Media: Diversified and Production	65,449	2.6	5.4	64,559	2.6	5.4
Metals and Mining	9,015	0.4	0.7	8,993	0.4	0.8
Services: Business	366,291	14.5	30.2	326,762	13.2	27.3
Services: Consumer	61,307	2.4	5.1	61,409	2.5	5.1
Structured Products	104,014	4.1	8.6	102,922	4.1	8.6
Telecommunications	27,535	1.1	2.3	27,565	1.1	2.3
Transportation: Cargo	88,075	3.5	7.3	96,450	3.9	8.1
Transportation: Consumer	12,882	0.5	1.1	11,951	0.5	1.0
Utilities: Electric	15,377	0.6	1.3	22,696	0.9	1.9
Utilities: Oil and Gas	—	—	—	4,655	0.2	0.4
Total	$2,527,537	100.0%	208.6%	$2,488,715	100.0%	208.0%
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
For both the three months ended March 31, 2024 and 2023, Jocassee declared $15.7 million in dividends, of which $1.4 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,253.7 million as of March 31, 2024, as compared to $1,330.5 million as of December 31, 2023. As of March 31, 2024, Jocassee’s investments had an aggregate cost of $1,303.6 million, as compared to $1,375.7 million as of December 31, 2023. As of both March 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments other than non-accrual debt investments was approximately 9.9%. As of March 31, 2024 and December 31, 2023, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2024:
Senior debt and 1st lien notes	$1,217,642	93%	$1,188,239	95%
Subordinated debt and 2nd lien notes	21,207	2	21,244	2
Equity shares	449	—	244	—
Equity warrants	—	—	468	—
Investment in joint ventures	51,339	4	30,550	2
Short-term investments	12,954	1	12,954	1
	$1,303,591	100%	$1,253,699	100%
December 31, 2023:
Senior debt and 1st lien notes	$1,284,098	93%	$1,260,183	95%
Subordinated debt and 2nd lien notes	21,728	2	21,262	2
Equity shares	449	—	268	—
Equity warrants	—	—	467	—
Investment in joint ventures	54,563	4	33,450	2
Short-term investments	14,896	1	14,896	1
	$1,375,734	100%	$1,330,526	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at March 31, 2024 and December 31, 2023, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2024		December 31, 2023
Aerospace and Defense	$85,020	6.8%	$82,200	6.3%
Automotive	14,460	1.2	26,087	2.0
Banking, Finance, Insurance and Real Estate	121,466	9.8	121,798	9.3
Beverage, Food and Tobacco	29,561	2.4	30,637	2.3
Capital Equipment	14,466	1.2	17,986	1.4
Chemicals, Plastics, and Rubber	39,054	3.1	37,030	2.8
Construction and Building	19,052	1.5	16,942	1.3
Consumer goods: Durable	24,608	2.0	26,412	2.0
Consumer goods: Non-durable	21,383	1.7	21,850	1.7
Containers, Packaging and Glass	27,983	2.3	26,829	2.0
Energy: Electricity	21,150	1.7	20,250	1.5
Energy: Oil and Gas	8,751	0.7	6,724	0.5
Environmental Industries	5,749	0.5	6,986	0.5
Forest Products & Paper	3,601	0.3	3,605	0.3
Healthcare and Pharmaceuticals	127,058	10.2	141,070	10.7
High Tech Industries	161,353	13.0	174,572	13.3
Hotel, Gaming and Leisure	19,691	1.6	22,834	1.7
Investment Funds and Vehicles	30,550	2.5	33,450	2.5
Media: Advertising, Printing and Publishing	11,819	1.0	12,081	0.9
Media: Broadcasting and Subscription	22,596	1.8	31,201	2.4
Media: Diversified and Production	34,354	2.8	34,391	2.6
Metals and Mining	4,870	0.4	3,863	0.3
Retail	12,974	1.0	13,141	1.0
Services: Business	217,010	17.5	222,610	16.9
Services: Consumer	59,055	4.7	58,632	4.5
Telecommunications	35,894	2.9	36,027	2.7
Transportation: Cargo	46,477	3.7	57,575	4.4
Transportation: Consumer	13,682	1.1	12,613	1.0
Utilities: Electric	7,058	0.6	9,396	0.7
Utilities: Oil and Gas	—	—	6,838	0.5
Total	$1,240,745	100.0%	$1,315,630	100.0%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at March 31, 2024 and December 31, 2023, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2024		December 31, 2023
Australia	$25,432	2.0%	$26,291	2.0%
Austria	5,940	0.5	6,026	0.5
Belgium	20,564	1.7	20,379	1.5
Canada	1,895	0.2	3,998	0.3
Denmark	538	—	1,082	0.1
Finland	—	—	2,207	0.2
France	133,970	10.8	137,072	10.4
Germany	49,125	4.0	50,672	3.9
Hong Kong	14,570	1.2	14,162	1.1
Ireland	7,248	0.6	7,445	0.6
Luxembourg	1,803	0.1	1,839	0.1
Netherlands	41,631	3.4	41,260	3.1
Panama	1,456	0.1	1,466	0.1
Singapore	4,990	0.4	4,980	0.4
Spain	4,681	0.4	4,777	0.4
Sweden	3,950	0.3	4,519	0.3
Switzerland	585	—	592	—
United Kingdom	120,445	9.7	120,398	9.2
USA	801,922	64.6	866,465	65.8
Total	$1,240,745	100.0%	$1,315,630	100.0%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $176.0 million and $177.7 million outstanding as of March 31, 2024 and December 31, 2023, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $356.0 million and $398.2 million outstanding as of March 31, 2024 and December 31, 2023, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.6 million and $323.5 million outstanding as of March 31, 2024 and December 31, 2023, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of both March 31, 2024 and December 31, 2023, the Company had sold $1,036.1 million of its investments to Jocassee. As of both March 31, 2024 and December 31, 2023, the Company had nil in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
As of March 31, 2024 and December 31, 2023, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	$385,000	$385,000

Total unfunded commitments by Barings BDC, Inc.	$65,000	$65,000
Total unfunded commitments by all members	$215,000	$215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2024. As of March 31, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2024 and 2023, Thompson Rivers declared $15.0 million and $57.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2024 and 2023, the Company recognized $2.4 million and $9.1 million, respectively, of the dividends as a return of capital.
As of March 31, 2024, Thompson Rivers had $307.7 million in Ginnie Mae early buyout loans and $7.7 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of March 31, 2024, Thompson Rivers had 1,974 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of March 31, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2024:
Federal Housing Administration (“FHA”) loans	$306,491	93%	$287,390	93%
Veterans Affairs (“VA”) loans	21,604	7%	20,295	7%
	$328,095	100%	$307,685	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7%	24,491	7%
	$386,657	100%	$366,731	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $70.2 million and $83.5 million outstanding as of March 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $144.1 million and $170.8 million outstanding as of March 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $45.1 million and $50.0 million outstanding as of March 31, 2024 and December 31, 2023, respectively.

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
As of March 31, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings BDC, Inc.	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded (including approximately $5.3 million of recallable return of capital) as of March 31, 2024. As of March 31, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).
For the three months ended March 31, 2024 and 2023, Waccamaw River declared nil and $3.6 million in dividends, respectively, of which nil and $0.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of March 31, 2024, Waccamaw River had $154.9 million in unsecured consumer loans and $7.2 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of March 31, 2024, Waccamaw River had 19,291 outstanding loans with an average loan size of $9,764, remaining average life to maturity of 38.2 months and weighted average interest rate of 12.8%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $55.9 million and $71.0 million outstanding as of March 31, 2024 and December 31, 2023, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $38.0 million and $51.3 million outstanding as of March 31, 2024 and December 31, 2023, respectively.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc.	$30,280	$30,280
Total contributed capital by all members (1)	$139,020	$139,020

Total unfunded commitments by Barings BDC, Inc.	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $82.0 million of total contributed capital by related parties as of both March 31, 2024 and December 31, 2023.
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
As of March 31, 2024, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were fully funded as of March 31, 2024.
For the three months ended March 31, 2024 and 2023, Sierra JV declared $0.5 million and $1.4 million in dividends, respectively, of which $0.4 million and $1.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The Company has determined that Sierra JV is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Sierra JV as it is not a substantially wholly owned investment company subsidiary. In addition, Sierra JV is not an operating company the Company does not control Sierra JV due to the allocation of voting rights among Sierra JV members.
The total value of Sierra JV’s investment portfolio was $50.4 million as of March 31, 2024, as compared to $79.6 million, as of December 31, 2023. As of March 31, 2024, Sierra JV’s investments had an aggregate cost $51.3 million, as compared to $85.3 million as of December 31, 2023. As of both March 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 10.1%. As of March 31, 2024 and December 31, 2023, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2024:
Senior debt and 1st lien notes	$51,269	100%	$50,361	100%
	$51,269	100%	$50,361	100%
December 31, 2023:
Senior debt and 1st lien notes	$85,304	100%	$79,599	100%
	$85,304	100%	$79,599	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Sierra JV’s investments at fair value at March 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	March 31, 2024		December 31, 2023
Automotive	$2,730	5.4%	$2,463	3.1%
Banking, Finance, Insurance and Real Estate	—	—	254	0.3
Beverage, Food and Tobacco	3,747	7.4	3,172	4.0
Capital Equipment	—	—	5,271	6.6
Chemicals, Plastics, and Rubber	3,014	6.0	2,942	3.7
Construction and Building	—	—	1,867	2.4
Consumer goods: Durable	1,064	2.1	1,042	1.3
Environmental Industries	3,769	7.5	3,487	4.4
Healthcare and Pharmaceuticals	8,578	17.0	12,880	16.2
High Tech Industries	10,153	20.2	14,661	18.4
Retail	6,219	12.4	6,255	7.9
Services: Business	4,799	9.5	6,798	8.5
Services: Consumer	—	—	8,525	10.7
Transportation: Cargo	6,288	12.5	6,296	7.9
Transportation: Consumer	—	—	3,686	4.6
Total	$50,361	100.0%	$79,599	100.0%

Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which is non-recourse to the Company, had approximately $23.0 million and $45.0 million outstanding as of March 31, 2024 and December 31, 2023, respectively.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of March 31, 2024 and December 31, 2023, $5.9 million and $5.5 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $22.5 million. The total equity invested in Rocade as of March 31, 2024 was $67.5 million (excluding preferred dividends) and the Company had $17.5 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,340,742	Yield Analysis	Market Yield	6.1% – 27.0%	11.3%	Decrease
	42,618	Market Approach	Adjusted EBITDA Multiple	0.9x – 12.5x	7.4x	Increase
	190,551	Recent Transaction	Transaction Price	95.6% – 100.0%	98.0%	Increase
Subordinated debt and 2nd lien notes(2)	171,135	Yield Analysis	Market Yield	9.0% – 17.7%	13.2%	Decrease
	48,627	Market Approach	Adjusted EBITDA Multiple	5.0x – 11.0x	7.0x	Increase
	1,875	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Structured products(3)	32,112	Yield Analysis	Market Yield	9.0% – 10.3%	9.6%	Decrease
Equity shares(4)	23,191	Yield Analysis	Market Yield	10.5% – 14.2%	12.5%	Decrease
	342,771	Market Approach	Adjusted EBITDA Multiple	4.5x – 27.5x	10.2x	Increase
	1,762	Market Approach	Revenue Multiple	6.0x – 9.3x	6.7x	Increase
	16,055	Discounted Cash Flow Analysis	Discount Rate	14.5%	14.5%	Decrease
	3,535	Net Asset Approach	Liabilities	$(64,894.6)	$(64,894.6)	Decrease
	3	Expected Recovery	Expected Recovery	$2.5	$2.5	Increase
	1,130	Recent Transaction	Transaction Price	$0.00 – $1,037.50	$440.33	Increase
Equity warrants	2,506	Market Approach	Adjusted EBITDA Multiple	6.3x – 12.5x	7.5x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
(1)Excludes investments with an aggregate fair value amounting to $21,506, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $10,571, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $13,097, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to $2,669, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

During the three months ended March 31, 2024, one equity position with a fair value of $14.2 million transitioned from a market approach to a yield analysis valuation model. In addition, two senior debt and first lien note positions with a fair value of $16.0 million transitioned from a yield analysis to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,399,907	Yield Analysis	Market Yield	7.8% – 19.6%	11.7%	Decrease
	32,150	Market Approach	Adjusted EBITDA Multiple	1.10x – 12.5x	3.7x	Increase
	136,594	Recent Transaction	Transaction Price	95.0% – 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	167,250	Yield Analysis	Market Yield	8.5% – 18.9%	13.5%	Decrease
	39,826	Market Approach	Adjusted EBITDA Multiple	7.0x – 12.3x	8.2x	Increase
	5,875	Recent Transaction	Transaction Price	98.0% – 100.0%	99.3%	Increase
Structured products(3)	30,529	Yield Analysis	Market Yield	9.2% – 10.3%	9.7%	Decrease
Equity shares(4)	8,788	Yield Analysis	Market Yield	14.6%	14.6%	Decrease
	328,210	Market Approach	Adjusted EBITDA Multiple	4.5x – 30.0x	10.6x	Increase
	1,771	Market Approach	Revenue Multiple	6.5x – 9.5x	6.9x	Increase
	12,159	Discounted Cash Flow Analysis	Discount Rate	14.2%	14.2%	Decrease
	3,196	Net Asset Approach	Liabilities	$(55,281.8)	$(55,281.8)	Decrease
	3	Expected Recovery	Expected Recovery	$2.5	$2.5	Increase
	12,947	Recent Transaction	Transaction Price	$1.00 – $10.00	$9.5	Increase
Equity warrants	2,389	Market Approach	Adjusted EBITDA Multiple	6.3x – 12.5x	7.3x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
(1)Excludes investments with an aggregate fair value amounting to $25,146, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $10,847, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $12,443, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to $7,498, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$63,325	$1,595,417	$1,658,742
Subordinated debt and 2nd lien notes	—	14,694	232,208	246,902
Structured products	—	49,922	45,209	95,131
Equity shares	16,985	5,381	391,116	413,482
Equity warrants	77	—	2,509	2,586
Investments subject to leveling	$17,062	$133,322	$2,266,459	$2,416,843
Investment in joint ventures / PE fund (1)				110,694
				$2,527,537

	Fair Value as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$76,503	$1,593,797	$1,670,300
Subordinated debt and 2nd lien notes	—	14,417	223,798	238,215
Structured products	—	50,066	42,972	93,038
Equity shares	132	—	374,572	374,704
Equity warrants	—	—	2,392	2,392
Investments subject to leveling	$132	$140,986	$2,237,531	$2,378,649
Investment in joint ventures / PE fund (1)				110,066
				$2,488,715
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,593,797	$223,798	$42,972	$374,572	$2,392	$2,237,531
New investments	117,843	18,330	49	4,831	—	141,053
Investment restructuring	(22,249)	—	—	—	—	(22,249)
Transfers into (out of) Level 3, net	(2,596)	—	—	(4,829)	—	(7,425)
Proceeds from sales of investments	(187)	—	—	—	—	(187)
Loan origination fees received	(2,238)	(281)	—	—	—	(2,519)
Principal repayments received	(78,200)	(11,091)	(357)	—	—	(89,648)
Payment-in-kind interest/dividends	921	1,363	—	2,062	—	4,346
Accretion of loan premium/discount	134	27	—	—	—	161
Accretion of deferred loan origination revenue	2,266	133	—	—	—	2,399
Realized gain (loss)	(7,528)	(5,107)	(6)	—	—	(12,641)
Unrealized appreciation (depreciation)	(6,546)	5,036	2,551	14,480	117	15,638
Fair value, end of period	$1,595,417	$232,208	$45,209	$391,116	$2,509	$2,266,459

Three Months Ended March 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,591,356	$234,214	$17,827	$283,067	$1,057	$2,127,521
New investments	86,805	769	9,382	46,758	—	143,714
Transfers into (out of) Level 3, net	(9,898)	—	—	—	—	(9,898)
Proceeds from sales of investments	(326)	—	—	(4,200)	—	(4,526)
Loan origination fees received	(2,397)	(23)	—	—	—	(2,420)
Principal repayments received	(25,486)	(11,575)	(367)	—	—	(37,428)
Payment-in-kind interest/dividends	1,170	2,449	—	—	—	3,619
Accretion of loan premium/discount	132	41	—	—	—	173
Accretion of deferred loan origination revenue	1,787	161	—	—	—	1,948
Realized gain (loss)	(274)	5	—	953	—	684
Unrealized appreciation (depreciation)	7,492	(307)	(726)	2,406	(1)	8,864
Fair value, end of period	$1,650,361	$225,734	$26,116	$328,984	$1,056	$2,232,251
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $4.2 million during the three months ended March 31, 2024 was related to portfolio company investments that were still held by the Company as of March 31, 2024. Pre-tax net unrealized appreciation on Level 3 investments of $9.6 million during the three months ended March 31, 2023 was related to portfolio company investments that were still held by the Company as of March 31, 2023.
During the three months ended March 31, 2024, the Company made investments of approximately $105.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2024, the Company made investments of $37.0 million in portfolio companies to which it was previously committed to provide such financing.
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
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral for certain derivative instruments. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2024 and December 31, 2023, the Company had six and four portfolio companies, respectively, with investments that were on non-accrual. As of March 31, 2024, the six portfolio companies on non-accrual included one portfolio company purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and four portfolio companies originated by Barings. As of December 31, 2023, the four portfolio companies on non-accrual included one portfolio company purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and two portfolio companies originated by Barings.
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
Fee income for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Recurring Fee Income:
Amortization of loan origination fees	$1,685	$1,672
Management, valuation and other fees	445	593
Total Recurring Fee Income	2,130	2,265
Non-Recurring Fee Income:
Prepayment fees	1	—
Acceleration of unamortized loan origination fees	734	345
Advisory, loan amendment and other fees	609	690
Total Non-Recurring Fee Income	1,344	1,035
Total Fee Income	$3,474	$3,300
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Concentration of Credit Risk
As of March 31, 2024 and December 31, 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2024 and December 31, 2023, the Company’s largest single portfolio company investment represented approximately 6.1% and 6.3%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2024, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
Financial and Derivative Instruments
Pursuant to ASC 815, Derivatives and Hedging, certain derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Unaudited Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Unaudited Consolidated Statements of Operations. The fair value of the Company’s interest rate swaps is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Investments Denominated in Foreign Currencies
As of March 31, 2024, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, 69 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, 67 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling.
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
In addition, during both the three months ended March 31, 2024 and March 31, 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three months ended March 31, 2024 and 2023, the Company recorded net expenses of $0.3 million and $0.2 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2024 and December 31, 2023 was approximately $2,551.3 million and $2,534.4 million, respectively. As of March 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $3.7 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $146.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $150.1 million. As of December 31, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $38.5 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $163.3 million.
In addition, the Company has wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), which hold certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Prepaid expenses and other assets” in the Company’s Unaudited and Audited Consolidated Balance Sheets.
As of March 31, 2024, the Company had a deferred tax asset of $10.0 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2023, the Company had a deferred tax asset of $9.9 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 31, 2024 and December 31, 2023, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $8.0 million and $7.9 million, respectively. The Company concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2024 and December 31, 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2024	March 31, 2024	December 31, 2023
Credit Facilities:
February 21, 2019	February 21, 2026	6.903%	$440,352	$719,914
Total Credit Facilities			$440,352	$719,914
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
February 12, 2024 - February 2029 Notes (1)	February 15, 2029	7.000%	296,767	—
(Less: Deferred financing fees)			(10,956)	(4,417)
Total Notes			$1,010,811	$720,583
(1) Inclusive of change in fair market value of effective hedge.
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “November 2021 Amendment”). Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1,065.0 million from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants (the “April 2022 Amendment”). The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”).
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of March 31, 2024, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of March 31, 2024, the Company had U.S. dollar borrowings of $214.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 7.420% (one month SOFR of 5.320%), borrowings denominated in Swedish kronor of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 6.063% (one month STIBOR of 4.063%), borrowings denominated in British pounds sterling of £66.6 million ($84.1 million U.S. dollars) with an interest rate of 7.221% (one month SONIA of 5.189%) and borrowings denominated in Euros of €130.6 million ($141.0 million U.S. dollars) with an interest rate of 5.938% (one month EURIBOR of 3.938%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
As of December 31, 2023, the Company had U.S. dollar borrowings of $489.5 million outstanding under the February 2019 Credit Facility with an interest rate of 7.428% (one month SOFR of 5.328%), borrowings denominated in Swedish kronor of 12.8kr million ($1.3 million U.S. dollars) with an interest rate of 6.063% (one month STIBOR of 4.063%), borrowings denominated in British pounds sterling of £66.6 million ($84.9 million U.S. dollars) with an interest rate of 7.220% (one month SONIA of 5.220%) and borrowings denominated in Euros of €130.6 million ($144.3 million U.S. dollars) with an interest rate of 5.875% (one month EURIBOR of 3.875%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
As of March 31, 2024 and December 31, 2023, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $440.4 million and $719.9 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of March 31, 2024, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of March 31, 2024 and December 31, 2023, the fair value of the outstanding August 2025 Notes was $48.5 million and $47.8 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
May 4, 2027, with respect to the Series C Notes, a make-whole premium. The November Notes are guaranteed by certain of the Company’s subsidiaries, and are the Company’s general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2024, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of March 31, 2024 and December 31, 2023, the fair value of the outstanding Series B Notes was $59.5 million and $59.3 million, respectively. As of March 31, 2024 and December 31, 2023, the fair value of the outstanding Series C Notes was $103.5 million and $102.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2024, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of March 31, 2024 and December 31, 2023, the fair value of the outstanding Series D Notes was $74.9 million and $73.4 million, respectively. As of March 31, 2024 and December 31, 2023, the fair value of the outstanding Series E Notes was $62.7 million and $61.2 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
November 2026 Notes
On November 23, 2021, the Company and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association, the “Trustee”) entered into an Indenture (the “Base Indenture”) and a First Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “November 2026 Notes Indenture”). The First Supplemental Indenture relates to the Company’s issuance of $350.0 million aggregate principal amount of its 3.300% notes due 2026 (the “November 2026 Notes”).

The November 2026 Notes will mature on November 23, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the November 2026 Notes Indenture. The November 2026 Notes bear interest at a rate of 3.300% per year payable semi-annually on May 23 and November 23 of each year, commencing on May 23, 2022. The November 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the November 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The November 2026 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the November 2026 Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding November 2026 Notes at a price equal to 100% of the principal amount of such November 2026 Notes plus accrued and unpaid interest to the repurchase date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2024 and December 31, 2023, the fair value of the outstanding November 2026 Notes was $313.6 million and $311.4 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February 2029 Notes
On February 7, 2024, the Company entered into an underwriting agreement among the Company, Barings LLC, and Wells Fargo Securities, LLC, SMBC Nikko Securities America, Inc., BMO Capital Markets Corp., and Fifth Third Securities, Inc., in connection with the issuance and sale of $300 million in aggregate principal amount of the Company’s 7.000% senior unsecured notes due February 15, 2029 (the “February 2029 Notes”). The February 2029 Notes offering closed on February 12, 2024 and the February 2029 Notes were issued under a Second Supplemental Indenture, dated February 12, 2024, between the Company and the Trustee, to the Base Indenture (the “Second Supplemental Indenture,” and together with the Base Indenture, the “February 2029 Notes Indenture”).
The February 2029 Notes will mature on February 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the February 2029 Notes Indenture. The February 2029 Notes bear interest at a rate of 7.000% per year payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. The February 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the February 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The February 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to the Company by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the February 2029 Notes Indenture, the Company may be required by the holders of the February 2029 Notes to make an offer to purchase the outstanding February 2029 Notes at a price equal to 100% of the principal amount of such February 2029 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by the Company in connection with the February 2029 Notes offering were approximately $292.9 million, after deducting the underwriting discounts and estimated offering expenses payable by the Company.
As of March 31, 2024, the fair value of the outstanding February 2029 Notes was $297.4 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 7.00% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(3.2) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the MVC Credit Support Agreement as of March 31, 2024 and December 31, 2023:

As of March 31, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$16,050	$2,450

Total MVC Credit Support Agreement					$2,450

As of December 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$17,300	$3,700

Total MVC Credit Support Agreement					$3,700
As of March 31, 2024 and December 31, 2023, the fair value of the MVC Credit Support Agreement was $16.1 million and $17.3 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the discount rate and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 MVC Credit Support Agreement as of March 31, 2024 and December 31, 2023. The average range of unobservable inputs is based on fair value of the MVC Credit Support Agreement.

March 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$16,050	Income Approach	Discount Rate	6.7% - 7.7%	7.2%	Decrease
			Time Until Exit (years)	2.3 - 5.3	3.8	Decrease

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$17,300	Income Approach	Discount Rate	6.7% - 7.7%	7.2%	Decrease
			Time Until Exit (years)	2.3 - 5.3	3.8	Decrease
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Party Transactions” for additional information regarding the Sierra Credit Support Agreement. Net unrealized appreciation or depreciation on the Sierra Credit Support Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” in the Company’s Unaudited Consolidated Statements of Operations.

The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of March 31, 2024 and December 31, 2023:

As of March 31, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$35,400	$(9,000)

Total Sierra Credit Support Agreement					$(9,000)

As of December 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$40,500	$(3,900)

Total Sierra Credit Support Agreement					$(3,900)
As of March 31, 2024 and December 31, 2023, the fair value of the Sierra Credit Support Agreement was $35.4 million and $40.5 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of March 31, 2024 and December 31, 2023. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

March 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$35,400	Simulation Analysis	Enterprise/Equity Value	$18 - $168,600	$84,308	Decrease
			Asset Volatility	35.0% - 50.0%	42.5%	Increase
			Time Until Exit (years)	0.0 - 7.8	3.9	Decrease
			Discount Rate	7.2%	7.2%	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Increase

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$40,500	Simulation Analysis	Enterprise/Equity Value	$91 - $159,700	$79,900	Decrease
			Asset Volatility	35.0% - 50.0%	42.5%	Increase
			Time Until Exit (years)	0.0 - 8.1	4.1	Decrease
			Discount Rate	5.7%	5.7%	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Increase

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
The following tables present the Company’s foreign currency forward contracts as of March 31, 2024 and December 31, 2023:

As of March 31, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$69,834	$45,588	04/08/24	$(22)	Derivative liabilities
Foreign currency forward contract (AUD)	$905	A$1,384	04/08/24	2	Derivative assets
Foreign currency forward contract (AUD)	$890	A$1,327	04/08/24	24	Derivative assets
Foreign currency forward contract (AUD)	$45,523	A$67,123	04/08/24	1,726	Derivative assets
Foreign currency forward contract (AUD)	$45,714	A$69,853	07/08/24	21	Derivative assets

Foreign currency forward contract (CAD)	C$282	$211	04/08/24	(3)	Derivative liabilities
Foreign currency forward contract (CAD)	C$9,611	$7,074	04/08/24	29	Derivative assets
Foreign currency forward contract (CAD)	$7,437	C$9,893	04/08/24	125	Derivative assets
Foreign currency forward contract (CAD)	$7,192	C$9,759	07/08/24	(30)	Derivative liabilities

Foreign currency forward contract (DKK)	2,461kr.	$357	04/08/24	(1)	Derivative liabilities
Foreign currency forward contract (DKK)	$6	44kr.	04/08/24	—	Derivative assets
Foreign currency forward contract (DKK)	$357	2,417kr.	04/08/24	6	Derivative assets
Foreign currency forward contract (DKK)	$361	2,477kr.	07/08/24	1	Derivative assets

Foreign currency forward contract (EUR)	€85,546	$92,584	04/08/24	(177)	Derivative liabilities
Foreign currency forward contract (EUR)	$4,348	€4,000	04/08/24	27	Derivative assets
Foreign currency forward contract (EUR)	$89,642	€81,546	04/08/24	1,556	Derivative assets
Foreign currency forward contract (EUR)	$97,565	€89,811	07/08/24	185	Derivative assets

Foreign currency forward contract (NZD)	NZ$14,769	$8,865	04/08/24	(31)	Derivative liabilities
Foreign currency forward contract (NZD)	$166	NZ$273	04/08/24	3	Derivative assets
Foreign currency forward contract (NZD)	$9,072	NZ$14,496	04/08/24	402	Derivative assets
Foreign currency forward contract (NZD)	$8,932	NZ$14,880	07/08/24	31	Derivative assets

Foreign currency forward contract (NOK)	44,032kr	$4,085	04/08/24	(26)	Derivative liabilities
Foreign currency forward contract (NOK)	$82	864kr	04/08/24	3	Derivative assets
Foreign currency forward contract (NOK)	$4,187	43,168kr	04/08/24	207	Derivative assets
Foreign currency forward contract (NOK)	$4,097	44,064kr	07/08/24	26	Derivative assets

Foreign currency forward contract (GBP)	£53,186	$67,139	04/08/24	50	Derivative assets
Foreign currency forward contract (GBP)	$3,052	£2,394	04/08/24	28	Derivative assets
Foreign currency forward contract (GBP)	$64,113	£50,792	04/08/24	(51)	Derivative liabilities
Foreign currency forward contract (GBP)	$67,585	£53,514	07/08/24	(52)	Derivative liabilities

Foreign currency forward contract (SEK)	15,255kr	$1,437	04/08/24	(10)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,500	15,255kr	04/08/24	73	Derivative assets
Foreign currency forward contract (SEK)	$1,480	15,652kr	07/08/24	11	Derivative assets

Foreign currency forward contract (CHF)	5,526Fr.	$6,100	04/08/24	38	Derivative assets
Foreign currency forward contract (CHF)	$6,575	5,526Fr.	04/08/24	437	Derivative assets
Foreign currency forward contract (CHF)	$6,134	5,501Fr.	07/08/24	(39)	Derivative liabilities
Total				$4,569

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$830	A$1,264	01/10/24	$(33)	Derivative liabilities
Foreign currency forward contract (AUD)	$41,568	A$64,984	01/10/24	(2,784)	Derivative liabilities

Foreign currency forward contract (CAD)	$126	C$173	01/10/24	(4)	Derivative liabilities
Foreign currency forward contract (CAD)	$7,032	C$9,597	01/10/24	(247)	Derivative liabilities

Foreign currency forward contract (DKK)	$9	65kr.	01/10/24	—	Derivative liabilities
Foreign currency forward contract (DKK)	$7	47kr.	01/10/24	—	Derivative liabilities
Foreign currency forward contract (DKK)	$333	2,354kr.	01/10/24	(16)	Derivative liabilities

Foreign currency forward contract (EUR)	$86,266	€81,489	01/10/24	(3,775)	Derivative liabilities

Foreign currency forward contract (NZD)	$159	NZ$271	01/10/24	(12)	Derivative liabilities
Foreign currency forward contract (NZD)	$170	NZ$270	01/10/24	(1)	Derivative liabilities
Foreign currency forward contract (NZD)	$8,287	NZ$13,912	01/10/24	(522)	Derivative liabilities

Foreign currency forward contract (NOK)	$72	kr740	01/10/24	(1)	Derivative liabilities
Foreign currency forward contract (NOK)	$3,920	kr42,309	01/10/24	(247)	Derivative liabilities

Foreign currency forward contract (GBP)	$60,925	£50,203	01/10/24	(3,077)	Derivative liabilities

Foreign currency forward contract (SEK)	$24	261kr.	01/10/24	(2)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,190	12,500kr.	01/10/24	(51)	Derivative liabilities
Foreign currency forward contract (SEK)	$203	2,228kr.	01/10/24	(18)	Derivative liabilities

Foreign currency forward contract (CHF)	$124	104Fr.	01/10/24	1	Derivative assets
Foreign currency forward contract (CHF)	$5,966	5,418Fr.	01/10/24	(475)	Derivative liabilities
Total				$(11,264)
As of March 31, 2024 and December 31, 2023, the total fair value of the Company’s foreign currency forward contracts was $4.6 million and $(11.3) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$461	$634
AD Bidco, Inc.(1)(2)	Delayed Draw Term Loan	3,522	—
AD Bidco, Inc.(1)(2)	Revolver	1,303	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	410	419
AirX Climate Solutions, Inc.(1)	Delayed Draw Term Loan	1,179	1,179
AirX Climate Solutions, Inc.(1)	Revolver	399	482
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,598	1,634
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)(2)	Revolver	974	436
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	343	343
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,201	2,221
Arc Education(1)(3)	Delayed Draw Term Loan	1,263	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	361	541
ASC Communications, LLC(1)	Revolver	1,089	1,089

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	515	604
ATL II MRO Holdings, Inc.(1)(2)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,246	1,304
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	652	667
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	137	140
BrightSign LLC(1)(2)	Revolver	266	443
CAi Software, LLC(1)(2)	Revolver	2,523	943
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	1,509	1,985
Cascade Residential Services LLC(1)	Revolver	331	331
Catawba River Limited(1)(2)(4)	Structured Junior Note	—	13,971
CCFF Buyer, LLC(1)(2)	Delayed Draw Term Loan	3,490	—
CCFF Buyer, LLC(1)(2)	Revolver	1,047	—
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	2,014	2,734
Comply365, LLC(1)(2)	Revolver	1,101	1,101
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	424	434
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	149	150
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	169	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Revolver	429	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	429	439
Eclipse Business Capital, LLC(1)	Revolver	16,818	17,182
EMI Porta Holdco LLC(1)(2)	Revolver	59	403
eShipping, LLC(1)	Revolver	1,216	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,670	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
Faraday(1)(3)	Delayed Draw Term Loan	968	990
Finexvet(1)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	519	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	496	—
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	694	—
Fortis Payment Systems, LLC(1)(2)	Revolver	625	—
GB Eagle Buyer, Inc.(1)	Revolver	2,581	2,581
Global Academic Group Limited(1)(2)(7)	Term Loan	391	414
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	17	53
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	86	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	118	120
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	159	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(3)	Delayed Draw Term Loan	562	575
HemaSource, Inc.(1)	Revolver	1,489	1,421
HomeX Services Group, LLC(1)	Delayed Draw Term Loan	845	845
HomeX Services Group, LLC(1)	Revolver	338	338
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)(2)	Revolver	1,364	1,364
Ice House America, L.L.C.(1)(2)	Delayed Draw Term Loan	165	—
Ice House America, L.L.C.(1)(2)	Revolver	383	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	260	266
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	1,872
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	607	620
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
InvoCare Limited(1)(2)(5)	Delayed Draw Term Loan	370	387
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	171	656
ISTO Technologies II, LLC(1)	Revolver	714	714
ITI Intermodal, Inc.(1)(2)	Revolver	1,157	1,157
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,063	1,125
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	2,830
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	612	626
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	18	18
LeadsOnline, LLC(1)	Revolver	2,603	2,187
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	2,500
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	109
Marshall Excelsior Co.(1)	Revolver	165	221
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	1,545	—
MB Purchaser, LLC(1)(2)	Revolver	309	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	276	276
Megawatt Acquisitionco, Inc.(1)	Revolver	665	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	724	773
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	932	974
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	556	562
Narda Acquisitionco., Inc.(1)	Revolver	1,311	1,311
NAW Buyer LLC(1)(2)	Delayed Draw Term Loan	5,876	5,876
NAW Buyer LLC(1)(2)	Revolver	1,705	1,515
NeoxCo(1)(3)	Delayed Draw Term Loan	486	497
Next HoldCo, LLC(1)	Delayed Draw Term Loan	1,891	1,891
Next HoldCo, LLC(1)	Revolver	733	733
NF Holdco, LLC(1)	Revolver	884	663
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	809	809
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	468	479
OA Buyer, Inc.(1)	Revolver	1,154	1,331

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
OAC Holdings I Corp(1)(2)	Revolver	1,076	1,370
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	5,345	5,345
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,109	1,109
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)	Delayed Draw Term Loan	1,970	1,970
PDQ.Com Corporation(1)	Delayed Draw Term Loan	4,807	4,807
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(3)	Acquisition Facility	1,674	1,712
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	935	935
Process Insights Acquisition, Inc.(1)	Revolver	—	1,014
Process Insights Acquisition, Inc.(1)	Revolver	862	—
ProfitOptics, LLC(1)(2)	Revolver	89	210
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	508	656
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	202	206
Qualified Industries, LLC(1)	Revolver	242	242
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682	1,682
R1 Holdings, LLC(1)	Revolver	1,947	1,947
RA Outdoors, LLC(1)(2)	Revolver	—	438
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	3,003	3,412
Randys Holdings, Inc.(1)	Revolver	1,373	1,326
Rhondda Financing No. 1 DAC(1)(4)	Structured Junior Note	4,615	4,707
Rocade Holdings LLC(1)	Preferred Equity	17,500	17,500
Rock Labor, LLC(1)(2)	Revolver	1,103	1,103
Royal Buyer, LLC(1)	Revolver	1,748	1,340
Royal Buyer, LLC(1)	Delayed Draw Term Loan	922	922
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	873	3,333
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
Sanoptis S.A.R.L.(1)(2)(3)	CAF Term Loan	461	1,458
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Revolver	710	1,065
Scaled Agile, Inc.(1)(2)	Revolver	280	280
Scout Bidco B.V.(1)(2)(3)	Revolver	625	640
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,160	2,209
Security Holdings B.V.(1)(2)(3)	Revolver	1,080	1,105
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	603	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	503	1,007
Smartling, Inc.(1)	Revolver	1,176	1,176
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	3,440	3,440
SmartShift Group, Inc.(1)	Revolver	1,651	1,651
Solo Buyer, L.P.(1)	Revolver	1,330	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	117	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	3,428	4,119
Superjet Buyer, LLC(1)	Revolver	1,369	1,369
SVI International LLC(1)	Delayed Draw Term Loan	74	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
SVI International LLC(1)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	283	391
Tank Holding Corp(1)	Delayed Draw Term Loan	509	614
Tank Holding Corp(1)	Revolver	655	640
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Techone B.V.(1)(2)(3)	Revolver	513	315
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,825
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	3,229	3,229
The Hilb Group, LLC(1)	Delayed Draw Term Loan	—	313
Trader Corporation(1)(6)	Revolver	345	354
Trintech, Inc.(1)	Revolver	383	383
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	911	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	1,350
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	791	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	262	278
Union Bidco Limited(1)(4)	Acquisition Facility	82	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	668	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	468	479
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,512	2,540
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	2,500	2,500
Whitcraft Holdings, Inc.(1)	Revolver	981	1,760
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, Inc.(1)(2)	Line of Credit	336	680
World 50, Inc.(1)(2)	Revolver	973	—
WWEC Holdings III Corp(1)(2)	Revolver	2,484	2,019
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,099	2,704
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	2,932
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	762	—
ZB Holdco LLC(1)(2)	Revolver	541	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	2,667
Total unused commitments to extend financing		$279,806	$305,903
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both March 31, 2024 and December 31, 2023, the Company had guaranteed €9.9 million ($10.7 million U.S. dollars and $10.9 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh (“MVC Auto”) that mature in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value at beginning of period	$11.28	$11.05
Net investment income (1)	0.28	0.25
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.20)	(0.08)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.34	0.20
Total increase (decrease) from investment operations (1)	0.42	0.37
Dividends/distributions paid to stockholders from net investment income	(0.26)	(0.25)
Purchases of shares in share repurchase plan	—	—
Net asset value at end of period	$11.44	$11.17
Market value at end of period (2)	$9.56	$7.94
Shares outstanding at end of period	105,951,159	107,916,166
Net assets at end of period	$1,211,876	$1,205,001
Average net assets	$1,205,141	$1,205,207
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (3)	13.43%	13.20%
Ratio of net investment income to average net assets (annualized)	9.74%	9.13%
Portfolio turnover ratio (annualized)	4.69%	2.56%
Total return (4)	11.44%	0.59%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Represents the closing price of the Company’s common stock on the last day of the period.
(3)Does not include expenses of underlying investment companies, including joint ventures.
(4)Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period. Total return is not annualized.
9. SUBSEQUENT EVENTS
On May 7, 2024, the Board declared a quarterly distribution of $0.26 per share payable on June 12, 2024 to holders of record as of June 5, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2024, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. In August 2018, in connection with the closing of an externalization transaction through which Barings LLC (“Barings” or the “Adviser”) agreed to become our external investment adviser, we entered into an investment advisory agreement and an administration agreement (the “Administration Agreement”) with Barings. In connection with the completion of our acquisition of MVC Capital, Inc., a Delaware corporation, on December 23, 2020 (the “MVC Acquisition”), we entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. In connection with the completion of our acquisition of Sierra Income Corporation on February 25, 2022 (the “Sierra Merger”), we entered into a second amended and restated investment advisory agreement (the “Second Amended Barings BDC Advisory Agreement”) with the Adviser. On June 24, 2023, we entered into the third amended and restated advisory agreement with the Adviser in order to update the term of the agreement to expire on June 24 of each year subject to annual re-approval in accordance with its terms (the “Barings BDC Advisory Agreement”). All other terms and provisions of the Second Amended Barings BDC Advisory Agreement between us the Adviser, including with respect to the calculation of the fees payable to the Adviser, remained unchanged under the Barings BDC Advisory Agreement. Under the terms of the Barings BDC Advisory Agreement and the Administration Agreement,

Barings serves as our investment adviser and administrator and manages our investment portfolio and performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation.
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
As of March 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.7% and 10.5%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.4% and 10.0% as of March 31, 2024 and December 31, 2023, respectively.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $324.0 billion Global Fixed Income Platform (as of March 31, 2024) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 43 investment professionals (as of March 31, 2024) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages approximately 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of March 31, 2024, our asset coverage ratio was 182.4%.
Portfolio Composition
The total value of our investment portfolio was $2,527.5 million as of March 31, 2024, as compared to $2,488.7 million as of December 31, 2023. As of March 31, 2024, we had investments in 337 portfolio companies with an aggregate cost of $2,551.3 million. As of December 31, 2023, we had investments in 336 portfolio companies with an aggregate cost of $2,535.6 million. As of both March 31, 2024 and December 31, 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2024:
Senior debt and 1st lien notes	$1,699,117	67%	$1,658,742	66%
Subordinated debt and 2nd lien notes	260,225	10	246,902	10
Structured products	105,043	4	95,131	4
Equity shares	343,533	13	413,482	16
Equity warrants	129	—	2,586	—
Investment in joint ventures / PE fund	143,252	6	110,694	4
	$2,551,299	100%	$2,527,537	100%
December 31, 2023:
Senior debt and 1st lien notes	$1,705,353	67%	$1,670,300	67%
Subordinated debt and 2nd lien notes	256,850	10	238,215	10
Structured products	107,314	4	93,038	4
Equity shares	320,335	13	374,704	15
Equity warrants	76	—	2,392	—
Investment in joint ventures / PE fund	145,648	6	110,066	4
	$2,535,576	100%	$2,488,715	100%
Investment Activity
During the three months ended March 31, 2024, we made 10 new investments totaling $63.5 million and made investments in existing portfolio companies totaling $78.9 million. We had nine loans repaid totaling $72.2 million and received $23.3 million of portfolio company principal payments. We received $4.3 million of return of capital from our joint ventures and equity investments. We received $12.5 million for the sale of loans, recognizing a net realized loss on these transactions of $0.8 million. In addition, investments in two portfolio companies were restructured, which resulted in a loss of $12.7 million. Lastly, we received proceeds related to the sale of equity investments totaling $6.5 million and recognized a net realized gain on such sales totaling $0.8 million.
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

Total portfolio investment activity for the three months ended March 31, 2024 and 2023 was as follows:

Three Months Ended March 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,670,300	$238,215	$93,038	$374,704	$2,392	$110,066	$2,488,715
New investments	119,143	18,330	48	4,831		—	142,352
Investment restructuring	(22,249)	—	—	22,196	53	—	—
Proceeds from sales of investments/return of capital	(12,550)	—	(1,936)	(6,526)	—	(2,396)	(23,408)
Loan origination fees received	(2,239)	(281)	—	—	—	—	(2,520)
Principal repayments received	(83,984)	(11,091)	(384)	—	—	—	(95,459)
Payment-in-kind interest/dividend	1,258	1,363	—	2,062	—	—	4,683
Accretion of loan premium/discount	227	28	6	—	—	—	261
Accretion of deferred loan origination revenue	2,286	133	—	—	—	—	2,419
Realized gain (loss)	(8,130)	(5,107)	(6)	635	—	—	(12,608)
Unrealized appreciation (depreciation)	(5,320)	5,312	4,365	15,580	141	3,024	23,102
Fair value, end of period	$1,658,742	$246,902	$95,131	$413,482	$2,586	$110,694	$2,527,537

Three Months Ended March 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,696,192	$263,139	$73,550	$284,570	$1,057	$130,427	$2,448,935
New investments	86,805	769	9,382	47,763	—	—	144,719
Proceeds from sales of investments/return of capital	(979)	—	(902)	(4,297)	—	(9,106)	(15,284)
Loan origination fees received	(2,397)	(23)	—	—	—	—	(2,420)
Principal repayments received	(26,475)	(11,445)	(394)	—	—	—	(38,314)
Payment-in-kind interest/dividends	1,974	2,319	—	—	—	—	4,293
Accretion of loan premium/discount	243	55	5	—	—	—	303
Accretion of deferred loan origination revenue	1,856	161	—	—	—	—	2,017
Realized gain (loss)	(282)	4	—	1,049	—	—	771
Unrealized appreciation (depreciation)	8,301	110	(2,298)	2,795	(1)	2,187	11,094
Fair value, end of period	$1,765,238	$255,089	$79,343	$331,880	$1,056	$123,508	$2,556,114
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2024, we had six portfolio companies with investments on non-accrual, the aggregate fair value of which was $7.9 million, which comprised 0.3% of the total fair value of our portfolio, and the aggregate cost of which was $38.1 million, which comprised 1.5% of the total cost of our portfolio. As of December 31, 2023, we had four portfolio companies with investments on non-accrual, the aggregate fair value of which was $37.2 million, which comprised 1.5% of the total fair value of our portfolio, and the aggregate cost of which was $62.6 million, which comprised 2.5% of the total cost of our portfolio.

A summary of our non-accrual assets as of March 31, 2024 is provided below:
Anju Software, Inc.
During the quarter ended September 30, 2023, we placed our first lien senior secured debt investment in Anju Software, Inc., or Anju Software, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our first lien senior secured debt investment in Anju Software for financial reporting purposes. As of March 31, 2024, the cost of our first lien senior secured debt investment in Anju Software was $13.3 million and the fair value of such investment was $2.7 million.
Black Angus Steakhouse, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. The Black Angus 10% PIK term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our 10% PIK term loan in Black Angus for financial reporting purposes. As of March 31, 2024, the cost of the 10% PIK term loan in Black Angus was $9.6 million and the fair value of such investment was $2.5 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Canadian Orthodontics for financial reporting purposes. As of March 31, 2024, the cost of our debt investment in Canadian Orthodontics was $1.9 million and the fair value of such investment was $1.1 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our debt investments in GPNZ II GmbH., or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in GPNZ for financial reporting purposes. As of March 31, 2024, the cost of our debt investments in GPNZ was $0.6 million and the fair value of such investments was $0.4 million.
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of March 31, 2024, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was nil.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of March 31, 2024, the cost of our debt investments in Marmoutier was $2.6 million and the fair value of such investments was $1.2 million.

Results of Operations
Comparison of the three months ended March 31, 2024 and March 31, 2023
Operating results for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Total investment income	$69,807	$67,204
Total operating expenses	40,204	39,509
Net investment income before taxes	29,603	27,695
Income taxes, including excise tax provision	250	195
Net investment income after taxes	29,353	27,500
Net realized gains (losses)	(21,453)	(9,746)
Net unrealized appreciation (depreciation)	36,101	21,970
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	14,648	12,224
Benefit from (provision for) taxes	—	(73)
Net increase in net assets resulting from operations	$44,001	$39,651
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Investment income:
Total interest income	$54,533	$51,890
Total dividend income	8,477	7,874
Total fee and other income	3,474	3,300
Total payment-in-kind interest income	3,124	3,942
Interest income from cash	199	198
Total investment income	$69,807	$67,204
The change in total investment income for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates and increased dividends from portfolio companies and joint venture investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 10.7% as of March 31, 2024, as compared to 10.2% as of March 31, 2023. For the three months ended March 31, 2024, dividends from portfolio companies and joint venture investments were $8.5 million, as compared to $7.9 million for the three months ended March 31, 2023.
Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Operating expenses:
Interest and other financing fees	$21,082	$19,316
Base management fee	8,279	7,853
Incentive management fees	8,167	9,604
Other general and administrative expenses	2,676	2,736
Total operating expenses	$40,204	$39,509

Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2024 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes and the February 2029 Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the three months ended March 31, 2023 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes. The increase in interest and other financing fees for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, was primarily attributable to the interest and financing fees on the February 2029 Notes and an increase in the weighted average interest rate on the February 2019 Credit Facility. The weighted average interest rate on the February 2019 Credit Facility was 6.9% as of March 31, 2024, as compared to 6.3% as of March 31, 2023.
Base Management Fee
Under the terms of the Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2024, the amount of Base Management Fees incurred were approximately $8.3 million. For the three months ended March 31, 2023, the amount of Base Management Fees incurred were approximately $7.9 million. The increase in the Base Management Fees for the three months ended March 31, 2024 versus the three months ended March 31, 2023 is primarily related to the average value of gross assets increasing from $2,512.9 million as of the end of the two most recently completed calendar quarters prior to March 31, 2023 to $2,649.4 million as of the end of the two most recently completed calendar quarters prior to March 31, 2024. For both the three months ended March 31, 2024 and 2023, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the Barings BDC Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). A portion of the Incentive Fee is based on our income (the “Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee”). The Income-Based Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2024, the amount of Income-Based Fees incurred were $8.2 million, as compared to $9.6 million for the three months ended March 31, 2023. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap. The decrease in the Incentive Fees for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, relates predominately to the Incentive Fee Cap for the three months ended March 31, 2024.

General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three months ended March 31, 2024, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.6 million. For the three months ended March 31, 2023, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.7 million. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our Board for their service on the Board, directors’ and officers’ insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$(12,608)	$771
Net realized gains (losses) on investments	(12,608)	771
Foreign currency transactions	241	3,701
Forward currency contracts	(9,086)	(14,218)
Net realized gains (losses)	$(21,453)	$(9,746)
During the three months ended March 31, 2024, we recognized net realized losses totaling $21.5 million, which consisted primarily of a net loss on our investment portfolio of $12.6 million, a net gain on foreign currency transactions of $0.2 million and a net loss on forward currency contracts of $9.1 million. The net loss on our investment portfolio predominately related to the restructuring of two investments which was primarily reclassified from unrealized depreciation during the three months ended March 31, 2024.
During the three months ended March 31, 2023, we recognized net realized losses totaling $9.7 million, which consisted primarily of a net loss on forward currency contracts of $14.2 million, partially offset by a net gain on foreign currency transactions of $3.7 million and a net gain on our investment portfolio of $0.8 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$8,502	$7,437
Affiliate investments	2,795	10,841
Control investments	11,805	(7,269)
Net unrealized appreciation (depreciation) on investments	23,102	11,009
Credit support agreements	(6,350)	5,586
Foreign currency transactions	3,516	(8,127)
Forward currency contracts	15,833	13,502
Net unrealized appreciation (depreciation)	$36,101	$21,970
During the three months ended March 31, 2024, we recorded net unrealized appreciation totaling $36.1 million, consisting of net unrealized appreciation reclassification adjustments of $12.6 million related to the net realized losses on the sales / repayments and restructures of certain investments, net unrealized appreciation on our current portfolio of $10.5 million, net unrealized appreciation related to foreign currency transactions of $3.5 million and net unrealized appreciation related to forward currency contracts of $15.8 million, partially offset by unrealized depreciation of $1.2 million on the MVC credit support agreement with Barings and unrealized depreciation of $5.1 million on the Sierra credit support agreement with Barings. The net unrealized appreciation on our current portfolio of $10.5 million was driven primarily by broad market moves for investments of $13.9 million and credit or fundamental performance of investments of $6.9 million, partially offset by the impact of foreign currency exchange rates on investments of $10.3 million.
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
Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our available borrowing capacity under the February 2019 Credit Facility (as defined below under “Financing Transactions”) and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. This “Liquidity and Capital Resources” section should be read in conjunction with the notes to our Unaudited Consolidated Financial Statements.
Cash Flows
For the three months ended March 31, 2024, we experienced a net decrease in cash in the amount of $6.4 million. During that period, our operating activities provided $4.9 million in cash, with proceeds from sales or repayments of portfolio investments totaling $118.0 million and other cash collections from investments exceeding purchases of portfolio investments of $143.1 million. In addition, our financing activities used net cash of $11.3 million, consisting of net repayments under the February 2019 Credit Facility of $275.5 million, dividends paid in the amount of $27.6 million and share repurchases of $1.1 million, partially offset by net proceeds of $292.9 million from the issuance of the February 2029 Notes. As of March 31, 2024, we had $64.1 million of cash and foreign currencies on hand, including $13.3 million of restricted cash.
For the three months ended March 31, 2023, we experienced a net decrease in cash in the amount of $84.0 million. During that period, our operating activities used $92.0 million in cash, consisting primarily of purchases of portfolio investments of $179.6 million partially offset by proceeds from sales or repayments of portfolio investments totaling $69.5 million. In addition, our financing activities provided net cash of $8.0 million, consisting of net borrowings under the February 2019 Credit Facility of $35.0 million, partially offset by dividends paid in the amount of $27.0 million. As of March 31, 2023, we had $55.4 million of cash and foreign currencies on hand.
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “November 2021 Amendment”). Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1,065.0 million from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants (the “April 2022 Amendment”). We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination on June 30, 2020 of Barings BDC Senior

Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”).
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
As of March 31, 2024, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $214.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 7.420% (one month SOFR of 5.320%), borrowings denominated in Swedish kronor of kr12.8 million ($1.2 million U.S. dollars) with an interest rate of 6.063% (one month STIBOR of 4.063%), borrowings denominated in British pounds sterling of £66.6 million ($84.1 million U.S. dollars) with an interest rate of 7.221% (one month SONIA of 5.189%) and borrowings denominated in Euros of €130.6 million ($141.0 million U.S. dollars) with an interest rate of 5.938% (one month EURIBOR of 3.938%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2024, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $440.4 million. See “Note 5. Borrowings — February 2019 Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of March 31, 2024, we were in compliance with all covenants under the August 2020 NPA.
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
As of March 31, 2024, the fair value of the outstanding August 2025 Notes was $48.5 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2024, we were in compliance with all covenants under the November 2020 NPA.

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
As of March 31, 2024, the fair value of the outstanding Series B Notes and the Series C Notes was $59.5 million and $103.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2024, we were in compliance with all covenants under the February 2021 NPA.
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
As of March 31, 2024, the fair value of the outstanding Series D Notes and the Series E Notes was $74.9 million and $62.7 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

November 2026 Notes
On November 23, 2021, we entered into an Indenture (the “Base Indenture”) and a First Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “November 2026 Notes Indenture”) with U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association, the “Trustee”). The First Supplemental Indenture relates to our issuance of $350.0 million aggregate principal amount of its 3.300% notes due 2026 (the “November 2026 Notes”).
The November 2026 Notes will mature on November 23, 2026 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the November 2026 Notes Indenture. The November 2026 Notes bear interest at a rate of 3.300% per year payable semi-annually on May 23 and November 23 of each year, commencing on May 23, 2022. The November 2026 Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the November 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The November 2026 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the November 2026 Notes Indenture, we will generally be required to make an offer to purchase the outstanding November 2026 Notes at a price equal to 100% of the principal amount of such November 2026 Notes plus accrued and unpaid interest to the repurchase date.
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
As of March 31, 2024, the fair value of the outstanding November 2026 Notes was $313.6 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February 2029 Notes
On February 7, 2024, we entered into an underwriting agreement among us, Barings LLC, and Wells Fargo Securities, LLC, SMBC Nikko Securities America, Inc., BMO Capital Markets Corp., and Fifth Third Securities, Inc., in connection with the issuance and sale of $300 million in aggregate principal amount of our 7.000% senior unsecured notes due February 15, 2029 (the “February 2029 Notes”). The February 2029 Notes offering closed on February 12, 2024 and the February 2029 Notes were issued under a Second Supplemental Indenture, dated February 12, 2024, between us and the Trustee, to the Base Indenture (the “Second Supplemental Indenture,” and together with the Base Indenture, the “February 2029 Notes Indenture”).
The February 2029 Notes will mature on February 15, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the February 2029 Notes Indenture. The February 2029 Notes bear interest at a rate of 7.000% per year payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. The February 2029 Notes are general unsecured obligations of ours that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the February 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The February 2029 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements (but giving effect to exemptive relief granted to us by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the February 2029 Notes Indenture, we may be required by the holders of the February 2029 Notes to make an offer to purchase the outstanding February 2029 Notes at a price equal to 100% of the principal amount of such February 2029 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by us in connection with the February 2029 Notes offering were approximately $292.9 million, after deducting the underwriting discounts and estimated offering expenses payable by us.
As of March 31, 2024, the fair value of the outstanding February 2029 Notes was $297.4 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 7.00% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $3.2 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Share Repurchase Program
On February 23, 2023, our Board authorized a 12-month share repurchase program. Under the program, we were able to repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program terminated on March 1, 2024. The program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the program. During the three months ended March 31, 2024, we did not repurchase any shares pursuant to the authorized program.
On February 22, 2024, our Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2024, we repurchased a total of 115,911 shares of common stock in the open market under the authorized program at an average price of $9.56 per share, including brokerage commissions.

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
Recent Developments
Subsequent to March 31, 2024, we made approximately $11.7 million of new commitments, of which $6.1 million closed and funded. The $6.1 million of investments consists of $6.1 million of first lien senior secured debt investments and $46.9 thousand of equity investments. The weighted average yield of the debt investments was 11.3%. In addition, we funded $4.8 million of previously committed revolvers and delayed draw term loans.
On May 7, 2024, the Board declared a quarterly distribution of $0.26 per share payable on June 12, 2024 to holders of record as of June 5, 2024.
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
As of March 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 209% of our total net assets, as compared to approximately 208% of our total net assets as of December 31, 2023.
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP (each as defined in “Note 3. Investments” in the Notes to Unaudited Consolidated Financial Statements) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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

Fee income for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Recurring Fee Income:
Amortization of loan origination fees	$1,685	$1,672
Management, valuation and other fees	445	593
Total Recurring Fee Income	2,130	2,265
Non-Recurring Fee Income:
Prepayment fees	1	—
Acceleration of unamortized loan origination fees	734	345
Advisory, loan amendment and other fees	609	690
Total Non-Recurring Fee Income	1,344	1,035
Total Fee Income	$3,474	$3,300
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2024 and December 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$461	$634
AD Bidco, Inc.(1)(2)	Delayed Draw Term Loan	3,522	—
AD Bidco, Inc.(1)(2)	Revolver	1,303	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	410	419
AirX Climate Solutions, Inc.(1)	Delayed Draw Term Loan	1,179	1,179
AirX Climate Solutions, Inc.(1)	Revolver	399	482
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,598	1,634

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)(2)	Revolver	974	436
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	343	343
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,201	2,221
Arc Education(1)(3)	Delayed Draw Term Loan	1,263	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	361	541
ASC Communications, LLC(1)	Revolver	1,089	1,089
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	515	604
ATL II MRO Holdings, Inc.(1)(2)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,246	1,304
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	652	667
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	137	140
BrightSign LLC(1)(2)	Revolver	266	443
CAi Software, LLC(1)(2)	Revolver	2,523	943
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	1,509	1,985
Cascade Residential Services LLC(1)	Revolver	331	331
Catawba River Limited(1)(2)(4)	Structured Junior Note	—	13,971
CCFF Buyer, LLC(1)(2)	Delayed Draw Term Loan	3,490	—
CCFF Buyer, LLC(1)(2)	Revolver	1,047	—
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	2,014	2,734
Comply365, LLC(1)(2)	Revolver	1,101	1,101
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	424	434
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	149	150
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	169	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Revolver	429	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	429	439
Eclipse Business Capital, LLC(1)	Revolver	16,818	17,182
EMI Porta Holdco LLC(1)(2)	Revolver	59	403
eShipping, LLC(1)	Revolver	1,216	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,670	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
Faraday(1)(3)	Delayed Draw Term Loan	968	990
Finexvet(1)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	519	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	496	—
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	694	—
Fortis Payment Systems, LLC(1)(2)	Revolver	625	—

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
GB Eagle Buyer, Inc.(1)	Revolver	2,581	2,581
Global Academic Group Limited(1)(2)(7)	Term Loan	391	414
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	17	53
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	86	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	118	120
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	159	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(3)	Delayed Draw Term Loan	562	575
HemaSource, Inc.(1)	Revolver	1,489	1,421
HomeX Services Group, LLC(1)	Delayed Draw Term Loan	845	845
HomeX Services Group, LLC(1)	Revolver	338	338
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)(2)	Revolver	1,364	1,364
Ice House America, L.L.C.(1)(2)	Delayed Draw Term Loan	165	—
Ice House America, L.L.C.(1)(2)	Revolver	383	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	260	266
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	1,872
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	607	620
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
InvoCare Limited(1)(2)(5)	Delayed Draw Term Loan	370	387
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	171	656
ISTO Technologies II, LLC(1)	Revolver	714	714
ITI Intermodal, Inc.(1)(2)	Revolver	1,157	1,157
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,063	1,125
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	2,830
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	612	626
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	18	18
LeadsOnline, LLC(1)	Revolver	2,603	2,187
Lifestyle Intermediate II, LLC(1)(2)	Revolver	2,500	2,500
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	109
Marshall Excelsior Co.(1)	Revolver	165	221
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	1,545	—
MB Purchaser, LLC(1)(2)	Revolver	309	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	276	276
Megawatt Acquisitionco, Inc.(1)	Revolver	665	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	724	773
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	932	974
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	556	562
Narda Acquisitionco., Inc.(1)	Revolver	1,311	1,311
NAW Buyer LLC(1)(2)	Delayed Draw Term Loan	5,876	5,876
NAW Buyer LLC(1)(2)	Revolver	1,705	1,515

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
NeoxCo(1)(3)	Delayed Draw Term Loan	486	497
Next HoldCo, LLC(1)	Delayed Draw Term Loan	1,891	1,891
Next HoldCo, LLC(1)	Revolver	733	733
NF Holdco, LLC(1)	Revolver	884	663
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	809	809
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	468	479
OA Buyer, Inc.(1)	Revolver	1,154	1,331
OAC Holdings I Corp(1)(2)	Revolver	1,076	1,370
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	5,345	5,345
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,109	1,109
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)	Delayed Draw Term Loan	1,970	1,970
PDQ.Com Corporation(1)	Delayed Draw Term Loan	4,807	4,807
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(3)	Acquisition Facility	1,674	1,712
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	935	935
Process Insights Acquisition, Inc.(1)	Revolver	—	1,014
Process Insights Acquisition, Inc.(1)	Revolver	862	—
ProfitOptics, LLC(1)(2)	Revolver	89	210
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	508	656
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	202	206
Qualified Industries, LLC(1)	Revolver	242	242
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682	1,682
R1 Holdings, LLC(1)	Revolver	1,947	1,947
RA Outdoors, LLC(1)(2)	Revolver	—	438
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	3,003	3,412
Randys Holdings, Inc.(1)	Revolver	1,373	1,326
Rhondda Financing No. 1 DAC(1)(4)	Structured Junior Note	4,615	4,707
Rocade Holdings LLC(1)	Preferred Equity	17,500	17,500
Rock Labor, LLC(1)(2)	Revolver	1,103	1,103
Royal Buyer, LLC(1)	Revolver	1,748	1,340
Royal Buyer, LLC(1)	Delayed Draw Term Loan	922	922
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	873	3,333
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
Sanoptis S.A.R.L.(1)(2)(3)	CAF Term Loan	461	1,458
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Revolver	710	1,065
Scaled Agile, Inc.(1)(2)	Revolver	280	280
Scout Bidco B.V.(1)(2)(3)	Revolver	625	640
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,160	2,209
Security Holdings B.V.(1)(2)(3)	Revolver	1,080	1,105
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	603	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	503	1,007
Smartling, Inc.(1)	Revolver	1,176	1,176
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	3,440	3,440
SmartShift Group, Inc.(1)	Revolver	1,651	1,651
Solo Buyer, L.P.(1)	Revolver	1,330	1,330

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	117	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	3,428	4,119
Superjet Buyer, LLC(1)	Revolver	1,369	1,369
SVI International LLC(1)	Delayed Draw Term Loan	74	—
SVI International LLC(1)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	283	391
Tank Holding Corp(1)	Delayed Draw Term Loan	509	614
Tank Holding Corp(1)	Revolver	655	640
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Techone B.V.(1)(2)(3)	Revolver	513	315
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,825
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	3,229	3,229
The Hilb Group, LLC(1)	Delayed Draw Term Loan	—	313
Trader Corporation(1)(6)	Revolver	345	354
Trintech, Inc.(1)	Revolver	383	383
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	911	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	1,350
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	791	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	262	278
Union Bidco Limited(1)(4)	Acquisition Facility	82	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	668	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	468	479
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,512	2,540
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	2,500	2,500
Whitcraft Holdings, Inc.(1)	Revolver	981	1,760
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, Inc.(1)(2)	Line of Credit	336	680
World 50, Inc.(1)(2)	Revolver	973	—
WWEC Holdings III Corp(1)(2)	Revolver	2,484	2,019
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,099	2,704
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	2,932
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	762	—
ZB Holdco LLC(1)(2)	Revolver	541	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	2,667
Total unused commitments to extend financing		$279,806	$305,903
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both March 31, 2024 and December 31, 2023, we had guaranteed €9.9 million ($10.7 million U.S. dollars and $10.9 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto, that mature in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We currently and may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
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
As of March 31, 2024, approximately $1,892.4 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of March 31, 2024, approximately $740.4 million (principal amount) of our borrowings bore interest at variable rates (approximately 50.5% of our total borrowings as of March 31, 2024) under the February 2019 Credit Facility and the February 2029 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the February 2019 Credit Facility and the February 2029 Notes.
Based on our March 31, 2024 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$56,771	$22,211	$34,560
Up 200 basis points	37,847	14,807	23,040
Up 100 basis points	18,924	7,404	11,520
Down 25 basis points	(4,731)	(1,851)	(2,880)
Down 50 basis points	(9,462)	(3,702)	(5,760)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of March 31, 2024, we had U.S. dollar borrowings of $214.0 million outstanding under the February 2019 Credit Facility with an interest rate of 7.420% (one month SOFR of 5.320%), borrowings denominated in Swedish kronor of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 6.063% (one month STIBOR of 4.063%), borrowings denominated in British pounds sterling of £66.6 million ($84.1 million U.S. dollars) with an interest rate of 7.221% (one month SONIA of 5.189%) and borrowings denominated in Euros of €130.6 million ($141.0 million U.S. dollars) with an interest rate of 5.938% (one month EURIBOR of 3.938%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2024, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 67,128 shares of our common stock for an aggregate of $619,423 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on February 22, 2024.
On February 22, 2024, the Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2024, we repurchased a total of 115,911 shares of our common stock in the open market under the authorized program at an average price of $9.56 per share, including brokerage commissions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
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

BARINGS BDC, INC.

Date:	May 7, 2024	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)