Form 10-Q
period 2024-06-30
Barings BDC, Inc.
filed 2024-08-07
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 7, 2024 was 105,757,992.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,969,097 and $2,053,548 as of June 30, 2024 and December 31, 2023, respectively)	$1,911,585	$1,995,372
Affiliate investments (cost of $372,603 and $378,865 as of June 30, 2024 and December 31, 2023, respectively)	393,922	402,423
Control investments (cost of $104,162 and $103,163 as of June 30, 2024 and December 31, 2023, respectively)	90,153	90,920
Total investments at fair value	2,395,660	2,488,715
Cash (restricted cash of $15,018 and $0 as of June 30, 2024 and December 31, 2023, respectively)	66,093	57,187
Foreign currencies (cost of $18,220 and $13,023 as of June 30, 2024 and December 31, 2023, respectively)	18,270	13,341
Interest and fees receivable	37,120	51,598
Prepaid expenses and other assets	2,942	3,564
Credit support agreements (cost of $58,000 as of both June 30, 2024 and December 31, 2023)	50,546	57,800
Derivative assets	4,350	1
Deferred financing fees	3,031	3,948
Receivable from unsettled transactions	25,631	1,299
Total assets	$2,603,643	$2,677,453
Liabilities:
Accounts payable and accrued liabilities	$2,875	$2,950
Interest payable	14,322	8,450
Administrative fees payable	400	536
Base management fees payable	8,190	8,347
Incentive management fees payable	1,122	7,737
Derivative liabilities	9,869	11,265
Payable from unsettled transactions	5,081	1,112
Borrowings under credit facility	350,823	719,914
Notes payable (net of deferred financing fees)	1,009,085	720,583
Total liabilities	1,401,767	1,480,894
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 105,757,992 and 106,067,070 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	106	106
Additional paid-in capital	1,851,442	1,854,457
Total distributable earnings (loss)	(649,672)	(658,004)
Total net assets	1,201,876	1,196,559
Total liabilities and net assets	$2,603,643	$2,677,453
Net asset value per share	$11.36	$11.28
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$54,084	$54,561	$107,273	$105,729
Affiliate investments	792	459	1,749	839
Control investments	51	404	437	746
Total interest income	54,927	55,424	109,459	107,314
Dividend income:
Non-Control / Non-Affiliate investments	1,324	831	2,645	1,658
Affiliate investments	10,410	9,419	17,565	16,466
Total dividend income	11,734	10,250	20,210	18,124
Fee and other income:
Non-Control / Non-Affiliate investments	3,552	4,232	6,939	7,314
Affiliate investments	200	37	269	204
Control investments	17	32	34	83
Total fee and other income	3,769	4,301	7,242	7,601
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,246	4,782	5,728	8,317
Affiliate investments	268	48	519	251
Control investments	684	292	1,076	496
Total payment-in-kind interest income	4,198	5,122	7,323	9,064
Interest income from cash	258	205	458	403
Total investment income	74,886	75,302	144,692	142,506
Operating expenses:
Interest and other financing fees	20,774	20,811	41,856	40,127
Base management fee (Note 2)	8,190	8,134	16,469	15,987
Incentive management fees (Note 2)	1,122	10,086	9,289	19,691
General and administrative expenses (Note 2)	2,343	2,447	5,019	5,183
Total operating expenses	32,429	41,478	72,633	80,988
Net investment income before taxes	42,457	33,824	72,059	61,518
Income taxes, including excise tax expense	315	200	565	395
Net investment income after taxes	$42,142	$33,624	$71,494	$61,123

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$7,685	$(46,218)	$(4,922)	$(45,446)
Affiliate investments	(4,179)	—	(4,179)	—
Net realized gains (losses) on investments	3,506	(46,218)	(9,101)	(45,446)
Foreign currency transactions	153	372	393	4,074
Forward currency contracts	4,415	(2,692)	(4,671)	(16,911)
Net realized gains (losses)	8,074	(48,538)	(13,379)	(58,283)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(7,831)	45,334	672	52,771
Affiliate investments	(5,034)	2,722	(2,239)	13,563
Control investments	(13,572)	5,602	(1,766)	(1,667)
Net unrealized appreciation (depreciation) on investments	(26,437)	53,658	(3,333)	64,667
Credit support agreements	(904)	1,978	(7,254)	7,564
Foreign currency transactions	1,025	(2,839)	4,541	(10,966)
Forward currency contracts	(4,460)	2,262	11,372	15,764
Net unrealized appreciation (depreciation)	(30,776)	55,059	5,326	77,029
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(22,702)	6,521	(8,053)	18,746
Benefit from (provision for) income taxes	—	(28)	—	(101)
Net increase (decrease) in net assets resulting from operations	$19,440	$40,117	$63,441	$79,768
Net investment income per share — basic and diluted	$0.40	$0.31	$0.67	$0.57
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.18	$0.37	$0.60	$0.74
Dividends / distributions per share:
Total dividends / distributions per share	$0.26	$0.25	$0.52	$0.50
Weighted average shares outstanding — basic and diluted	105,898,271	107,381,276	105,968,572	107,647,243

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2023	Number of Shares	Par Value
Balance, March 31, 2023	107,916,166	$108	$1,855,975	$(651,082)	$1,205,001
Net investment income	—	—	—	33,624	33,624
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(48,538)	(48,538)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	55,059	55,059
Provision for taxes	—	—	—	(28)	(28)
Distributions of net investment income	—	—	—	(26,667)	(26,667)
Purchases of shares in repurchase plan	(1,400,000)	(1)	(10,853)	—	(10,854)
Balance, June 30, 2023	106,516,166	$107	$1,845,122	$(637,632)	$1,207,597

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2024	Number of Shares	Par Value
Balance, March 31, 2024	105,951,159	$106	$1,853,350	$(641,580)	$1,211,876
Net investment income	—	—	—	42,142	42,142
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	8,074	8,074
Net unrealized depreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(30,776)	(30,776)
Distributions of net investment income	—	—	—	(27,532)	(27,532)
Purchases of shares in repurchase plan	(193,167)	—	(1,908)	—	(1,908)
Balance, June 30, 2024	105,757,992	$106	$1,851,442	$(649,672)	$1,201,876

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2023	Number of Shares	Par Value
Balance, December 31, 2022	107,916,166	$108	$1,855,975	$(663,754)	$1,192,329
Net investment income	—	—	—	61,123	61,123
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(58,283)	(58,283)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	77,029	77,029
Provision for taxes	—	—	—	(101)	(101)
Distributions of net investment income	—	—	—	(53,646)	(53,646)
Purchases of shares in repurchase plan	(1,400,000)	(1)	(10,853)	—	(10,854)
Balance, June 30, 2023	106,516,166	$107	$1,845,122	$(637,632)	$1,207,597

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2024	Number of Shares	Par Value
Balance, December 31, 2023	106,067,070	$106	$1,854,457	$(658,004)	$1,196,559
Net investment income	—	—	—	71,494	71,494
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(13,379)	(13,379)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	5,326	5,326
Distributions of net investment income	—	—	—	(55,109)	(55,109)
Purchases of shares in repurchase plan	(309,078)	—	(3,015)	—	(3,015)
Balance, June 30, 2024	105,757,992	$106	$1,851,442	$(649,672)	$1,201,876

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$63,441	$79,768
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(216,878)	(255,744)
Repayments received / sales of portfolio investments	289,310	188,422
Loan origination and other fees received	3,768	2,876
Net realized (gain) loss on investments	9,101	45,446
Net realized (gain) loss on foreign currency transactions	(393)	(4,074)
Net realized (gain) loss on forward currency contracts	4,671	16,911
Net unrealized (appreciation) depreciation on investments	3,333	(64,667)
Net unrealized (appreciation) depreciation of CSAs	7,254	(7,564)
Net unrealized (appreciation) depreciation on foreign currency transactions	(4,541)	10,966
Net unrealized (appreciation) depreciation on forward currency contracts	(11,372)	(15,764)
Payment-in-kind interest / dividends	(10,331)	(11,567)
Amortization of deferred financing fees	2,251	1,565
Accretion of loan origination and other fees	(5,473)	(4,094)
Amortization / accretion of purchased loan premium / discount	(412)	(946)
Payments for derivative contracts	(11,586)	(19,437)
Proceeds from derivative contracts	6,914	2,526
Changes in operating assets and liabilities:
Interest and fees receivable	14,625	(2,730)
Prepaid expenses and other assets	628	651
Accounts payable and accrued liabilities	(6,984)	9,702
Interest payable	5,877	558
Net cash provided by (used in) operating activities	143,203	(27,196)
Cash flows from financing activities:
Borrowings under credit facility	24,500	35,000
Repayments of credit facility	(388,539)	—
Proceeds from notes	300,000	—
Financing fees paid	(7,205)	(2,389)
Purchases of shares in repurchase plan	(3,015)	(10,854)
Cash dividends / distributions paid	(55,109)	(53,646)
Net cash provided by (used in) financing activities	(129,368)	(31,889)
Net increase (decrease) in cash and foreign currencies	13,835	(59,085)
Cash and foreign currencies, beginning of period	70,528	139,415
Cash and foreign currencies, end of period	$84,363	$80,330
Supplemental Information:
Cash paid for interest	$32,855	$37,354
Excise taxes paid during the period	$1,700	$800
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	7/19	7/25	$7,086	$7,051	$7,086	0.6%	(7)(8)(14)
						7,086	7,051	7,086

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	9/29	12,500	12,500	9,763	0.8%	(3)(7)
						12,500	12,500	9,763

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	1/22	N/A		5,000	6,098	0.5%	(7)(30)
		Class B Convertible Preferred Equity (1,651 shares)	N/A	12/22	N/A		1,667	2,111	0.2%	(7)(30)
							6,667	8,209

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.6% Cash	8/21	8/27	2,500	2,462	2,438	0.2%	(3)(7)(8)(14)
						2,500	2,462	2,438

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	4/22	4/28	12,070	11,946	11,817	1.0%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	4/22	4/28	1,844	1,822	1,795	0.1%	(7)(8)(13)(31)
		Common Stock (437,623.30 shares)	N/A	4/22	N/A		438	319	—%	(7)(30)
						13,914	14,206	13,931

Acogroup	Business Services	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.6% PIK	3/22	10/26	7,906	8,002	6,981	0.6%	(3)(7)(8)(11)
						7,906	8,002	6,981

AD Bidco, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	3/24	3/30	10,150	9,905	9,921	0.8%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	3/24	9/26	—	(84)	(79)	—%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.6% Cash	3/24	3/30	—	(31)	(29)	—%	(7)(8)(13)(31)
						10,150	9,790	9,813

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.6% Cash	8/21	10/27	6,820	6,662	6,070	0.5%	(3)(7)(8)(13)
						6,820	6,662	6,070

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	5/23	5/30	1,776	1,764	1,770	0.1%	(3)(7)(8)(10)(31)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.4% PIK	5/23	11/30	342	341	336	—%	(3)(7)(8)(10)
						2,118	2,105	2,106

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	679	0.1%	(7)(30)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	175	—%	(7)(30)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	—	—%	(7)(30)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	—	—%	(7)(30)
							363	854

Air Canada 2020-2 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	9.0% Cash	9/20	10/25	2,940	2,940	3,014	0.3%
						2,940	2,940	3,014

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	6/21	7/27	$7,718	$7,635	$7,619	0.6%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	6/21	7/27	1,286	1,257	1,286	0.1%	(7)(8)(13)
						9,004	8,892	8,905

AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	11/23	11/29	3,323	3,220	3,296	0.3%	(7)(8)(14)(31)
		Revolver	SOFR + 6.25%, 11.5% Cash	11/23	11/29	206	195	203	—%	(7)(8)(14)(31)
						3,529	3,415	3,499

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	4/21	4/29	6,460	6,363	6,460	0.5%	(7)(8)(12)
		Partnership Units (348.68 units)	N/A	4/21	N/A		349	551	—%	(7)(30)
						6,460	6,712	7,011

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.7% Cash	3/24	3/30	3,837	3,697	3,837	0.3%	(3)(7)(8)(10)(31)
						3,837	3,697	3,837

Alpine SG, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	2/22	11/27	23,139	22,680	22,792	1.9%	(7)(8)(12)(29)
						23,139	22,680	22,792

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	9/22	9/28	5,740	5,149	5,206	0.4%	(3)(7)
		Class B Common Stock (93,165,208 shares)	N/A	9/22	N/A		1,040	1,178	0.1%	(3)(7)(30)
		Warrants (380,385 units)	N/A	9/22	N/A		4	750	0.1%	(3)(7)(30)
						5,740	6,193	7,134

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	4/23	4/29	1,773	1,736	1,773	0.1%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	4/23	4/29	—	(10)	—	—%	(7)(8)(12)(31)
		Common Stock (88,110 shares)	N/A	4/23	N/A		88	100	—%	(7)(30)
						1,773	1,814	1,873

AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	4/31	7,222	3,584	2,640	0.2%	(3)(29)
						7,222	3,584	2,640

AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 12.96%	2/22	4/35	2,000	1,539	1,421	0.1%	(3)(29)
						2,000	1,539	1,421

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	11/21	10/28	3,131	3,186	3,092	0.3%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	4/22	10/28	945	945	933	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	1/23	10/28	1,644	1,588	1,644	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	6/22	10/28	1,019	1,019	1,006	0.1%	(3)(7)(8)(13)
						6,739	6,738	6,675

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	9.0% PIK	2/19	6/25	13,320	13,283	892	0.1%	(7)(8)(27)
		Super Senior Secured Term Loan	10.0% PIK	10/23	6/25	948	910	889	0.1%	(7)(8)(31)
						14,268	14,193	1,781

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.9% Cash	7/22	7/29	$2,465	$2,319	$2,441	0.2%	(3)(7)(8)(10)
						2,465	2,319	2,441

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.6% Cash	1/20	1/27	1,842	1,888	1,842	0.2%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 12.1% Cash	10/23	1/27	1,388	1,306	1,388	0.1%	(3)(7)(8)(16)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	1/20	7/27	316	321	296	—%	(3)(7)
						3,546	3,515	3,526

Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 45.39%	2/22	10/30	18,358	4,257	4,854	0.4%	(3)(29)
						18,358	4,257	4,854

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.9% Cash	4/22	3/30	2,072	2,287	2,062	0.2%	(3)(7)(8)(20)
						2,072	2,287	2,062

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash, 1.5% PIK	9/21	9/27	2,306	2,480	2,041	0.2%	(3)(7)(8)(11)
		Preferred Stock (13 shares)	N/A	9/21	N/A		120	10	—%	(3)(7)(30)
		Common Stock (48 shares)	N/A	9/21	N/A		12	—	—%	(3)(7)(30)
						2,306	2,612	2,051

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.9% Cash	2/21	3/28	3,641	3,906	3,641	0.3%	(3)(7)(8)(17)
						3,641	3,906	3,641

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	3/21	3/29	20,000	19,653	20,000	1.7%	(7)(8)(13)
						20,000	19,653	20,000

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	6,373	6,516	6,021	0.5%	(3)(7)(8)(17)(31)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.6% PIK	12/21	12/28	1,977	2,021	1,896	0.2%	(3)(7)(8)(17)
						8,350	8,537	7,917

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.4% Cash	7/22	7/29	3,741	3,479	3,698	0.3%	(3)(7)(8)(10)(31)
						3,741	3,479	3,698

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	4/19	4/26	9,013	9,012	8,788	0.7%	(7)(8)(13)
						9,013	9,012	8,788

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	10/20	10/27	6,323	6,486	6,089	0.5%	(3)(7)(8)(10)
						6,323	6,486	6,089

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.7% Cash, 3.4% PIK	7/22	7/29	1,616	1,551	1,551	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.7% Cash, 3.4% PIK	7/22	7/29	314	290	301	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.4% PIK	7/22	7/29	134	131	128	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 9.1% Cash, 3.4% PIK	7/22	7/29	1,707	1,562	1,624	0.1%	(3)(7)(8)(16)(31)
		Second Lien Senior Secured Term Loan	10.5% PIK	7/22	7/29	814	768	769	0.1%	(3)(7)
		Preferred Stock (41,560 shares)	10.0% PIK	7/22	N/A		60	44	—%	(3)(7)
		Equity Loan Notes (41,560 units)	10.0% PIK	7/22	N/A		60	44	—%	(3)(7)
		Common Stock (464 shares)	N/A	7/22	N/A		1	—	—%	(3)(7)(30)
						4,585	4,423	4,461

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	6/19	12/26	$2,647	$2,625	$2,538	0.2%	(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/22	12/26	3,298	3,298	3,163	0.3%	(7)(8)(14)
						5,945	5,923	5,701

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	7/22	7/27	8,088	8,002	8,088	0.7%	(7)(8)(12)
		Revolver	SOFR + 4.75%, 10.2% Cash	7/22	7/27	—	(11)	—	—%	(7)(8)(12)(31)
		Class A Units (25,718.20 units)	N/A	7/22	N/A		539	785	0.1%	(7)
						8,088	8,530	8,873

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.5% Cash	11/21	11/28	2,385	2,444	2,358	0.2%	(3)(7)(8)(16)(31)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	11/21	11/28	312	314	309	—%	(3)(7)(8)(10)
						2,697	2,758	2,667

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	11/28	8,291	8,123	8,209	0.7%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	11/28	—	(32)	(17)	—%	(7)(8)(13)(31)
						8,291	8,091	8,192

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 11.1% Cash	12/19	12/26	1,500	1,535	1,401	0.1%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.8% Cash	4/21	12/26	847	907	791	0.1%	(3)(7)(8)(17)
						2,347	2,442	2,192

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	2,240	2,319	2,180	0.2%	(3)(7)(8)(19)(31)
						2,240	2,319	2,180

Aviation Technical Services, Inc.	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 14.0% Cash	2/22	3/25	29,304	27,969	28,102	2.3%	(7)(8)(12)(29)
						29,304	27,969	28,102

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	6,724	6,669	6,944	0.6%
		First Lien Senior Secured Term Loan	SOFR + 3.25%, 8.6% Cash, 0.3% PIK	11/20	3/25	10	8	10	—%	(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash, 1.0% PIK	11/20	10/26	1	1	1	—%	(8)(13)
						6,735	6,678	6,955

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	4,808	4,742	4,808	0.4%	(7)(8)(12)(31)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(6)	—	—%	(7)(8)(12)(31)
		Subordinated Term Loan	12.0% PIK	11/21	5/28	1,708	1,691	1,693	0.1%	(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	273	—%	(7)(30)
						6,516	6,619	6,774

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash	11/21	11/28	3,215	3,254	3,209	0.3%	(3)(7)(8)(11)
						3,215	3,254	3,209

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.0% Cash	7/19	7/26	891	995	891	0.1%	(3)(7)(8)(23)
						891	995	891

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	5,349	5,241	5,150	0.4%	(7)(8)(13)(31)
						5,349	5,241	5,150

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	2/21	2/28	7,502	8,132	7,397	0.6%	(3)(7)(8)(11)
						7,502	8,132	7,397

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	$2,396	$2,418	$1,943	0.2%	(3)(7)(8)(11)(31)
						2,396	2,418	1,943

BNI Global, LLC	Other Industrial	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.4% Cash	2/24	5/27	9,811	9,706	9,615	0.8%	(7)(8)(9)
						9,811	9,706	9,615

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	8/21	8/27	4,127	4,081	4,085	0.3%	(7)(8)(13)
						4,127	4,081	4,085

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	3/23	7/29	14,184	13,457	13,011	1.1%	(7)(8)(13)
						14,184	13,457	13,011

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	7/22	9/27	27,200	27,200	27,953	2.3%
		Preferred Stock- Series A (14,618 shares)	7.0% PIK	7/22	N/A		16,125	14,706	1.2%	(7)
						27,200	43,325	42,659

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	10/21	10/28	2,215	2,307	2,156	0.2%	(3)(7)(8)(10)(31)
						2,215	2,307	2,156

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	10/27	4,681	4,653	4,681	0.4%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/21	10/27	1,063	1,056	1,063	0.1%	(7)(8)(13)(31)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	1,141	0.1%	(7)
						5,744	6,816	6,885

British Airways 2020-1 Class B Pass Through Trust	Structured Products	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	542	542	565	—%
						542	542	565

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.2% Cash	12/20	12/27	14,494	15,218	14,494	1.2%	(3)(7)(8)(17)
						14,494	15,218	14,494

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.5% Cash	2/22	12/28	2,784	2,765	2,544	0.2%	(8)(13)(29)
						2,784	2,765	2,544

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	10/18	10/25	6,088	6,083	5,929	0.5%	(7)(8)(12)
						6,088	6,083	5,929

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	7/22	7/30	4,545	4,396	4,545	0.4%	(7)(8)(12)
		LP Units (455 units)	N/A	7/22	N/A		455	433	—%	(7)(30)
						4,545	4,851	4,978

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.2% Cash	6/22	6/26	9,943	9,542	9,734	0.8%	(7)(8)(10)
						9,943	9,542	9,734

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	12/21	12/28	$11,253	$11,066	$11,056	0.9%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	7/22	12/28	1,356	1,339	1,333	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.6% Cash	12/21	12/28	—	(41)	(44)	—%	(7)(8)(13)(31)
						12,609	12,364	12,345

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CORRA + 3.5% PIK, 9.0% PIK	6/21	3/26	1,666	1,860	451	—%	(3)(7)(8)(22)(27)
		Super Senior Secured Term Loan	15.0% PIK	4/24	3/26	20	14	28	—%	(3)(7)(31)
		Class A Equity (500,000 units)	N/A	5/22	N/A		389	—	—%	(3)(7)(30)
		Class C - Warrants (74,712.64 units)	N/A	5/22	N/A		—	—	—%	(3)(7)(30)
		Class X Equity (45,604 units)	N/A	5/22	N/A		35	—	—%	(3)(7)(30)
						1,686	2,298	479

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.0% Cash	4/22	4/27	4,318	4,279	4,271	0.4%	(3)(7)(8)(13)
		LLC Units (681,818 units)	N/A	4/22	N/A		682	948	0.1%	(3)(7)(30)
						4,318	4,961	5,219

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/23	10/29	3,266	3,162	3,187	0.3%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/23	10/29	66	59	61	—%	(7)(8)(13)(31)
						3,332	3,221	3,248

Catawba River Limited	Finance Companies	Structured - Junior Note	N/A	10/22	10/28	4,930	4,442	3,353	0.3%	(3)(7)
						4,930	4,442	3,353

CCFF Buyer, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	2/24	2/30	3,840	3,700	3,710	0.3%	(7)(8)(14)(31)
		Revolver	SOFR + 5.75%, 11.0% Cash	2/24	2/30	—	(20)	(19)	—%	(7)(8)(14)(31)
		LLC Units (233 units)	N/A	2/24	N/A		233	233	—%	(7)(30)
						3,840	3,913	3,924

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	5/20	4/27	760	757	751	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	5/20	4/27	2,340	2,175	2,312	0.2%	(3)(7)(8)(10)
						3,100	2,932	3,063

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	10/21	10/28	3,318	3,285	3,236	0.3%	(3)(7)(8)(11)
						3,318	3,285	3,236

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	2/22	2/28	12,993	12,756	12,993	1.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	12/22	2/28	1,364	1,334	1,364	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.25%, 10.7% Cash	2/22	2/28	—	(21)	—	—%	(7)(8)(13)(31)
		Preferred Stock (657 shares)	N/A	2/22	N/A		722	1,378	0.1%	(7)(30)
						14,357	14,791	15,735

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	5/19	5/25	13,693	13,651	13,131	1.1%	(7)(8)(13)
						13,693	13,651	13,131

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash, 0.3% PIK	1/20	1/25	$4,096	$4,085	$3,551	0.3%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash, 0.3% PIK	1/20	1/27	667	656	578	—%	(7)(8)(13)
		Incremental Equity (3,853 units)	N/A	9/23	N/A		154	—	—%	(7)(30)
		LLC Units (8,782 units)	N/A	1/20	N/A		352	—	—%	(7)(30)
						4,763	5,247	4,129

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	1,303	1,284	1,303	0.1%	(3)(7)(8)(13)
						1,303	1,284	1,303

Coherus Biosciences, Inc.	Biotechnology	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	5/24	5/29	3,991	3,874	3,871	0.3%	(7)(8)(13)
		Royalty Rights	N/A	5/24	N/A		3,871	3,871	0.3%	(7)
						3,991	7,745	7,742

Command Alkon (Project Potter Buyer, LLC)	Software	Class B Partnership Units (33,324.69 units)	N/A	4/20	N/A		—	178	—%	(7)(30)
							—	178

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	4/22	4/28	645	636	623	0.1%	(7)
		LLC Units (46,085.6 units)	N/A	4/22	N/A		125	148	—%	(7)(30)
						645	761	771

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	4/22	12/29	5,595	5,491	5,562	0.5%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	4/22	4/28	13,163	12,983	13,084	1.1%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.4% Cash	4/22	12/29	—	(14)	(7)	—%	(7)(8)(13)(31)
						18,758	18,460	18,639

Contabo Finco S.À.R.L	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	10/22	10/29	4,990	4,547	4,990	0.4%	(3)(7)(8)(10)
						4,990	4,547	4,990

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.7% Cash, 3.5% PIK	9/21	9/28	4,794	5,070	4,615	0.4%	(3)(7)(8)(10)(31)
		Class A Units (440 units)	N/A	9/21	N/A		205	209	—%	(3)(7)(30)
		Class B Units (191 units)	N/A	9/21	N/A		446	382	—%	(3)(7)(30)
						4,794	5,721	5,206

CSL DualCom	Tele- communications	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	9/20	9/27	2,034	1,918	2,034	0.2%	(3)(7)(8)(15)(31)
						2,034	1,918	2,034

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CTI Foods Holdings Co., LLC	Food & Beverage	2024 First Out Term Loan	SOFR + 10.00%, 15.3% PIK	2/24	5/26	$1,920	$1,837	$1,920	0.2%	(7)(8)(13)
		First Out Term Loan	SOFR + 10.00%, 15.3% PIK	2/24	5/26	737	737	737	0.1%	(7)(8)(13)
		2024 LIFO Term Loan	SOFR + 10.00%, 15.3% PIK	2/24	5/26	3,896	3,726	3,896	0.3%	(7)(8)(13)
		Second Out Term Loan	SOFR + 12.00%, 17.3% PIK	2/24	5/26	555	555	555	—%	(7)(8)(13)
		Common Stock (19,376 shares)	N/A	2/24	N/A		—	579	—%	(7)(30)
						7,108	6,855	7,687

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	1/21	1/27	2,746	2,717	2,746	0.2%	(7)(8)(13)
		LLC Units (161,290.32 units)	N/A	1/21	N/A		161	300	—%	(7)
						2,746	2,878	3,046

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/22	11/28	1,876	1,843	1,876	0.2%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 11.0% Cash	11/22	11/28	—	(7)	—	—%	(7)(8)(13)(31)
		Partnership Units (96,153.85 units)	N/A	11/22	N/A		96	103	—%	(7)(30)
						1,876	1,932	1,979

David Wood Baking UK Ltd	Food Products	Second Lien Senior Secured Term Loan	SONIA + 4.00%, 9.1% Cash, 7.0% PIK	4/24	4/29	1,331	1,251	1,264	0.1%	(3)(7)(8)(16)
						1,331	1,251	1,264

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,617	1,591	1,587	0.1%	(7)(8)(12)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	347	342	340	—%	(7)(8)(12)(31)
		Class A Units (1,016.1 units)	N/A	4/24	N/A	—	47	29	—%	(7)(30)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	37	—%	(7)(30)
						1,964	2,035	1,993

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	9/28	6,986	6,826	6,888	0.6%	(7)(8)(12)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	9/28	—	(10)	(6)	—%	(7)(8)(12)(31)
						6,986	6,816	6,882

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	4/19	3/26	6,540	6,540	6,540	0.5%	(7)(8)(13)
						6,540	6,540	6,540

Diversified Packaging Holdings LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	11.00% Cash, 1.5% PIK	6/24	6/29	723	709	709	0.1%	(7)
		LLC Units (2,769.00 units)	N/A	6/24	N/A		277	277	—%	(7)(30)
						723	986	986

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	4/21	4/28	2,679	2,833	2,679	0.2%	(3)(7)(8)(11)
						2,679	2,833	2,679

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	3/20	3/27	2,279	2,328	2,279	0.2%	(3)(7)(8)(10)
						2,279	2,328	2,279

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 5.18%	2/22	4/34	3,620	1,880	1,451	0.1%	(3)(29)
						3,620	1,880	1,451

Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/30	17,233	3,557	1,149	0.1%	(3)(29)(30)
						17,233	3,557	1,149

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.7% Cash	9/21	9/28	$124	$116	$103	—%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash	9/21	9/28	1,434	1,420	1,380	0.1%	(3)(7)(8)(13)
						1,558	1,536	1,483

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	6/22	6/28	1,000	989	995	0.1%	(3)(7)(8)(12)
						1,000	989	995

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	7/21	7/27	14,702	14,522	14,702	1.2%	(7)(8)(13)
						14,702	14,522	14,702

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.4% Cash	11/21	11/29	9,469	9,345	9,308	0.8%	(7)(8)(13)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	379	—%	(7)(30)
						9,469	9,876	9,687

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	3/24	5/28	791	770	778	0.1%	(7)
		Common Stock (163.83 shares)	N/A	3/24	N/A		231	373	—%	(7)(30)
						791	1,001	1,151

Electrical Components International, Inc.	Electrical Equipment	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	5/24	5/29	10,665	10,445	10,440	0.9%	(7)(8)(12)(31)
						10,665	10,445	10,440

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash, 2.0% PIK	9/21	9/27	4,886	4,829	4,246	0.4%	(7)(8)(13)
						4,886	4,829	4,246

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/21	12/27	12,449	12,292	11,789	1.0%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	12/21	12/27	237	203	80	—%	(7)(8)(13)(31)
						12,686	12,495	11,869

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	2/21	1/27	6,799	6,759	6,750	0.6%	(7)(8)(13)
						6,799	6,759	6,750

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/21	11/27	3,469	3,427	3,469	0.3%	(7)(8)(12)
		Revolver	SOFR + 5.00%, 10.4% Cash	11/21	11/27	—	(17)	—	—%	(7)(8)(12)(31)
						3,469	3,410	3,469

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.4% Cash, 2.8% PIK	12/22	12/29	1,554	1,497	953	0.1%	(3)(7)(8)(10)(27)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	12/22	12/29	—	(56)	(1,025)	(0.1)%	(3)(7)(8)(10)(27) (31)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	799	781	490	—%	(3)(7)(8)(13)(27)
		First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.7% Cash, 2.8% PIK	12/22	12/29	2,373	2,258	1,454	0.1%	(3)(7)(8)(16)(27)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	662	642	—	—%	(3)(7)(27)
						5,388	5,122	1,872

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	3/22	3/28	1,665	1,818	1,537	0.1%	(3)(7)(8)(20)(31)
						1,665	1,818	1,537

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.1% Cash	7/22	7/28	6,396	6,303	6,306	0.5%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 12.1% Cash	7/22	7/28	141	138	137	—%	(7)(8)(13)(31)
						6,537	6,441	6,443

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	8/20	8/27	$1,909	$2,075	$1,909	0.2%	(3)(7)(8)(10)
						1,909	2,075	1,909

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.7% Cash	1/23	1/30	1,632	1,596	1,595	0.1%	(3)(7)(8)(10)(31)
						1,632	1,596	1,595

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	3/21	N/A		2,799	2,742	0.2%	(7)
							2,799	2,742

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/23	11/30	4,409	4,293	4,327	0.4%	(3)(7)(8)(10)
		Subordinated Term Loan	10.3% PIK	11/23	5/31	1,989	1,945	1,959	0.2%	(3)(7)
						6,398	6,238	6,286

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	2/21	2/28	1,263	1,252	1,263	0.1%	(7)(8)(13)
						1,263	1,252	1,263

Finexvet	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	3/22	3/29	4,849	4,862	4,733	0.4%	(3)(7)(8)(11)
						4,849	4,862	4,733

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (6,582.7 shares)	11.0% PIK	3/22	N/A		9,306	5,705	0.5%	(7)
							9,306	5,705

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/20	12/26	4,151	4,114	4,085	0.3%	(7)(8)(12)
						4,151	4,114	4,085

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.6% Cash	5/22	5/30	13,692	13,475	12,364	1.0%	(7)(8)(13)
		LLC Units (966.99 units)	N/A	5/22	N/A		967	502	—%	(7)(30)
						13,692	14,442	12,866

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,873	14,661	1.2%
						16,000	14,873	14,661

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (2,828,286 shares)	N/A	8/22	N/A		2,828	3,535	0.3%	(3)(7)(30)
							2,828	3,535

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	4/22	4/29	226	223	221	—%	(3)(7)(8)(16)(31)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	4/22	4/29	1,614	1,632	1,572	0.1%	(3)(7)(8)(16)(31)
						1,840	1,855	1,793

Forest Buyer, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	3/24	3/26	—	(12)	(11)	—%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	3/24	3/30	1,587	1,549	1,551	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.1% Cash	3/24	3/30	—	(7)	(7)	—%	(7)(8)(13)(31)
		Class A LLC Units (146 units)	N/A	3/24	N/A		146	149	—%	(7)(30)
		Class B LLC Units (146 units)	N/A	3/24	N/A		—	33	—%	(7)(30)
						1,587	1,676	1,715

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/22	2/26	8,686	8,550	8,525	0.7%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/22	2/26	—	(10)	(11)	—%	(7)(8)(13)(31)
						8,686	8,540	8,514

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	5/21	5/27	$4,567	$4,500	$4,416	0.4%	(7)(8)(13)
		Partnership Units (937.5 units)	N/A	5/21	N/A		938	575	—%	(7)(30)
						4,567	5,438	4,991

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	8/21	8/28	4,765	4,703	4,765	0.4%	(7)(8)(13)
		LP Interest (1,160.9 units)	N/A	8/21	N/A		12	15	—%	(7)(30)
		LP Units (5,104.3 units)	N/A	8/21	N/A		51	68	—%	(7)(30)
						4,765	4,766	4,848

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	10,610	10,355	10,610	0.9%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	—	(57)	—	—%	(7)(8)(13)(31)
		Partnership Units (687 units)	N/A	12/22	N/A		687	1,338	0.1%	(7)(30)
						10,610	10,985	11,948

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.4% Cash	7/22	7/27	2,464	2,522	2,437	0.2%	(3)(7)(8)(19)
		First Lien Senior Secured Term Loan	BKBM + 5.50%, 11.1% Cash	7/22	7/27	4,206	4,242	4,157	0.3%	(3)(7)(8)(24)(31)
						6,670	6,764	6,594

Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 4.5% PIK	10/23	10/28	13,075	12,735	12,737	1.1%	(7)(8)(13)
						13,075	12,735	12,737

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	6/22	6/29	461	447	132	—%	(3)(7)(8)(9)(27) (31)
		First Lien Senior Secured Term Loan	10.0% PIK	6/22	6/29	212	215	212	—%	(3)(7)(8)(9)(31)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3)(7)(30)
						673	662	344

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	6/24	6/31	9,302	9,244	9,244	0.8%	(7)(8)(13)(31)
		Revolver	SOFR + 4.75% 10.1% Cash	6/24	6/31	—	(4)	(4)	—%	(7)(8)(13)(31)
						9,302	9,240	9,240

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 9.0% Cash	7/22	7/29	945	880	936	0.1%	(3)(7)(8)(10)(31)
						945	880	936

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	10/23	9/30	4,995	4,813	4,895	0.4%	(3)(7)(8)(11)
						4,995	4,813	4,895

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	10/22	10/29	807	755	782	0.1%	(3)(7)(8)(10)(31)
						807	755	782

Gulf Finance, LLC	Oil & Gas Exploration & Production	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	11/21	8/26	370	360	372	—%	(8)(13)
						370	360	372

Gusto Aus BidCo Pty Ltd	Consumer Non-Cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	10/22	10/28	2,231	2,088	2,169	0.2%	(3)(7)(8)(19)(31)
						2,231	2,088	2,169

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	9/22	9/28	695	651	647	0.1%	(3)(7)(8)(19)(31)
						695	651	647

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	12,891	12,724	11,667	1.0%	(7)
						12,891	12,724	11,667

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/21	11/27	$7,258	$7,169	$7,243	0.6%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/21	11/27	—	(30)	(5)	—%	(7)(8)(12)(31)
						7,258	7,139	7,238

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	9/19	9/26	3,246	3,676	3,139	0.3%	(3)(7)(8)(9)
						3,246	3,676	3,139

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	10/22	10/29	5,020	4,487	5,020	0.4%	(3)(7)(8)(10)(31)
						5,020	4,487	5,020

HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	8/23	8/29	7,267	7,104	7,238	0.6%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 11.3% Cash	8/23	8/29	—	(39)	(7)	—%	(7)(8)(13)(31)
		Common Stock (101,080 shares)	N/A	8/23	N/A		101	110	—%	(7)(30)
						7,267	7,166	7,341

Herbalife Ltd.	Food Products	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	4/24	4/29	3,419	3,185	3,270	0.3%	(3)(8)(12)
						3,419	3,185	3,270

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	3/21	3/27	3,734	3,697	3,507	0.3%	(7)(8)(13)
						3,734	3,697	3,507

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/23	11/29	1,370	1,330	1,370	0.1%	(7)(8)(12)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/23	11/29	—	(6)	—	—%	(7)(8)(12)(31)
						1,370	1,324	1,370

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.10%, 10.3% Cash	4/22	11/28	6,667	6,527	6,500	0.5%	(3)(7)(8)(12)
						6,667	6,527	6,500

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.9% Cash	7/22	7/25	11,091	11,016	10,526	0.9%	(7)(8)(13)(31)
		Revolver	SOFR + 8.50%, 13.9% Cash	7/22	7/25	—	(7)	(59)	—%	(7)(8)(13)(31)
						11,091	11,009	10,467

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/18	5/26	11,139	11,110	11,072	0.9%	(7)(8)(13)
						11,139	11,110	11,072

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.7% Cash	9/22	9/29	1,565	1,375	1,558	0.1%	(3)(7)(8)(11)
						1,565	1,375	1,558

Ice House America, L.L.C.	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	1/24	1/30	4,114	4,034	4,055	0.3%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	1/24	1/30	239	230	232	—%	(7)(8)(13)(31)
		LLC Units (2,703 units)	N/A	1/24	N/A		270	305	—%	(7)(30)
						4,353	4,534	4,592

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 9.2% Cash	5/21	4/28	2,679	2,953	2,606	0.2%	(3)(7)(8)(10)
						2,679	2,953	2,606

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.5% Cash	11/21	11/28	2,817	2,917	2,817	0.2%	(3)(7)(8)(11)
						2,817	2,917	2,817

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.9% Cash	4/21	4/28	$6,606	$7,104	$6,441	0.5%	(3)(7)(8)(11)(31)
		First Lien Senior Secured Term Loan	SARON + 5.25%, 6.7% Cash	5/23	4/28	1,020	1,019	995	0.1%	(3)(7)(8)(25)
						7,626	8,123	7,436

Innovative XCessories & Services, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.7% Cash	2/22	3/27	2,877	2,824	2,790	0.2%	(8)(14)(29)
						2,877	2,824	2,790

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.1% Cash	12/20	12/27	4,968	5,566	4,968	0.4%	(3)(7)(8)(10)
						4,968	5,566	4,968

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	8/22	2/29	64	62	63	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	8/22	8/29	1,581	1,529	1,537	0.1%	(3)(7)(8)(10)(31)
						1,645	1,591	1,600

InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.6% Cash	11/23	11/29	2,081	1,978	2,022	0.2%	(3)(7)(8)(19)(31)
						2,081	1,978	2,022

Isagenix International, LLC	Wholesale	First Lien Senior Secured Term Loan	SOFR + 6.50%, 8.9% Cash, 3.0% PIK	4/23	4/28	871	601	749	0.1%	(7)(8)(13)(29)
		Common Stock (58,538 shares)	N/A	4/23	N/A		—	—	—%	(7)(30)
						871	601	749

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	5,179	4,654	5,116	0.4%	(3)(7)(8)(10)(31)
						5,179	4,654	5,116

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	10/23	10/28	6,769	6,618	6,769	0.6%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.6% Cash	10/23	10/28	—	(15)	—	—%	(7)(8)(13)(31)
						6,769	6,603	6,769

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	12/21	12/27	805	795	783	0.1%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 7.25%, 12.7% Cash	12/21	12/27	12,140	11,859	11,885	1.0%	(7)(8)(12)
		Revolver	SOFR + 7.25%, 12.7% Cash	12/21	12/27	226	200	191	—%	(7)(8)(12)(31)
		Common Stock (7,500.4 shares)	N/A	1/22	N/A		750	583	—%	(7)(30)
						13,171	13,604	13,442

Ivanti Software, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.8% Cash	2/22	12/28	6,000	5,989	3,818	0.3%	(8)(13)(29)
						6,000	5,989	3,818

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	11/19	2/29	1,152	1,153	1,152	0.1%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/19	2/29	6,714	6,610	6,714	0.6%	(3)(7)(8)(14)
						7,866	7,763	7,866

JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	8/20	11/27	2,774	2,774	2,808	0.2%
						2,774	2,774	2,808

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.95%, 10.9% Cash	5/21	7/26	3,769	3,723	3,633	0.3%	(7)(8)(13)
						3,769	3,723	3,633

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	3/22	3/27	3,754	4,146	3,754	0.3%	(3)(7)(8)(24)(31)
						3,754	4,146	3,754

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	2/22	2/28	$2,785	$2,749	$2,733	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	3/23	2/28	696	679	683	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.8% Cash	2/22	2/28	—	(5)	(8)	—%	(7)(8)(13)(31)
		LLC Units (1,018 units)	N/A	2/22	N/A		107	234	—%	(7)
						3,481	3,530	3,642

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/20	11/26	8,540	8,468	8,520	0.7%	(7)(8)(13)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	207	—%	(7)(30)
						8,540	8,671	8,727

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/21	10/27	9,092	8,984	9,074	0.8%	(7)(8)(13)
		LLC Units (637,677.11 units)	N/A	10/21	N/A		638	644	0.1%	(7)(30)
						9,092	9,622	9,718

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/20	12/27	8,367	8,275	8,300	0.7%	(7)(8)(13)
						8,367	8,275	8,300

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	12/21	12/28	1,928	1,966	1,837	0.2%	(3)(7)(8)(11)(31)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	6/29	1,795	1,836	1,666	0.1%	(3)(7)
						3,723	3,802	3,503

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	5/22	5/29	727	710	699	0.1%	(3)(7)(8)(14)(31)
		Revolver	SOFR + 5.75%, 11.1% Cash	5/22	11/28	35	35	34	—%	(3)(7)(8)(14)(31)
						762	745	733

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	2/22	2/28	10,121	10,006	10,070	0.8%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 11.3% Cash	2/22	2/28	—	(27)	(17)	—%	(7)(8)(13)(31)
		LLC Units (81,664 units)	N/A	2/22	N/A		85	189	—%	(7)
						10,121	10,064	10,242

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	8/20	6/28	5,490	5,490	5,505	0.5%	(8)(12)
		Common Stock (94,441 shares)	N/A	8/20	N/A		3,105	6,139	0.5%	(7)(30)
						5,490	8,595	11,644

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	3/25	12,319	10,129	—	—%	(7)(27)(28)
						12,319	10,129	—

Lifestyle Intermediate II, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.6% Cash	2/22	1/26	3,006	3,006	2,705	0.2%	(7)(8)(13)(29)
						3,006	3,006	2,705

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.7% Cash	1/21	12/25	862	859	862	0.1%	(7)(8)(14)
						862	859	862

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	4/22	9/27	8,505	8,399	7,646	0.6%	(7)(8)(12)
						8,505	8,399	7,646

Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes	SOFR + 9.03%, 14.3% Cash	2/22	4/34	5,250	5,107	5,230	0.4%	(3)(13)(29)
		Subordinated Structured Notes	Residual Interest, current yield 12.07%	2/22	4/34	13,730	8,507	7,844	0.7%	(3)(29)
						18,980	13,614	13,074

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.7% Cash, 6.8% PIK	12/21	12/24	$397	$375	$158	—%	(3)(7)(8)(10)(27) (31)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.7% Cash, 6.8% PIK	12/21	12/28	2,101	2,171	908	0.1%	(3)(7)(8)(10)(27)
		Super Senior Secured Term Loan	6.0% PIK	3/24	3/25	182	184	182	—%	(3)(7)(8)(10)(27)
		Revolver	EURIBOR+ 6.75%, 3.7% Cash, 6.8% PIK	12/21	6/27	49	47	(39)	—%	(3)(7)(8)(10)(27) (31)
						2,729	2,777	1,209

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	2/22	2/28	10,752	10,638	10,752	0.9%	(7)(8)(12)
		Revolver	SOFR + 5.25%, 10.6% Cash	2/22	2/28	2,150	2,121	2,150	0.2%	(7)(8)(13)(31)
						12,902	12,759	12,902

MB Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	1/24	1/30	2,009	1,946	1,952	0.2%	(7)(8)(13)(31)
		Revolver	SOFR + 4.75%, 10.1% Cash	1/24	1/30	—	(6)	(5)	—%	(7)(8)(13)(31)
		LLC Units (66 units)	N/A	1/24	N/A		68	63	—%	(7)(30)
						2,009	2,008	2,010

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	7/21	6/27	5,144	5,021	5,019	0.4%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	6/24	6/27	4,127	4,075	4,096	0.3%	(7)(8)(13)(31)
		Partnership Units (746.66 units)	N/A	6/21	N/A		747	939	0.1%	(7)(30)
						9,271	9,843	10,054

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/19	11/25	2,859	2,843	2,779	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	12/20	11/25	4,024	4,203	3,911	0.3%	(7)(8)(16)
						6,883	7,046	6,690

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.93%, 11.1% Cash	2/22	10/27	9,418	9,877	8,833	0.7%	(3)(8)(17)
						9,418	9,877	8,833

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	11/21	11/29	4,421	4,389	2,999	0.2%	(8)(13)
						4,421	4,389	2,999

Megawatt Acquisitionco, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	3/24	3/30	4,191	4,111	4,117	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.25%, 10.6% Cash	3/24	3/30	140	127	128	—%	(7)(8)(13)(31)
		Preferred Stock (1,842 shares)	N/A	3/24	N/A		184	173	—%	(7)(30)
		Common Stock (205 shares)	N/A	3/24	N/A		21	—	—%	(7)(30)
						4,331	4,443	4,418

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.2% Cash	8/22	8/29	2,949	3,144	2,917	0.2%	(3)(7)(8)(26)(31)
		Class A Units (114.4 units)	9.0% PIK	8/22	N/A		111	127	—%	(3)(7)(30)
		Class B Units (28,943.8 units)	N/A	8/22	N/A		—	42	—%	(3)(7)(30)
						2,949	3,255	3,086

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	8/21	8/27	898	887	898	0.1%	(7)(8)(12)
		Partnership Units (76,923 units)	N/A	8/21	N/A		77	102	—%	(7)(30)
						898	964	1,000

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.5% Cash	12/20	12/26	$7,687	$8,389	$7,687	0.6%	(3)(7)(8)(20)(31)
						7,687	8,389	7,687

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.5% Cash	7/23	7/30	1,878	1,880	1,844	0.2%	(3)(7)(8)(16)(31)
		Common Stock (10,590 shares)	N/A	7/23	N/A		138	176	—%	(3)(7)(30)
						1,878	2,018	2,020

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/20	11/27	778	806	778	0.1%	(3)(7)(8)(17)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.8% Cash	11/20	11/27	878	906	878	0.1%	(3)(7)(8)(17)
						1,656	1,712	1,656

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	8/20	8/26	6,923	6,853	6,500	0.5%	(7)(8)(14)
						6,923	6,853	6,500

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	3/22	3/28	18,582	19,662	18,450	1.5%	(3)(7)(8)(19)
						18,582	19,662	18,450

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/21	12/27	5,113	5,058	5,113	0.4%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.4% Cash	12/21	12/27	—	(13)	—	—%	(7)(8)(13)(31)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	556	—%	(7)(30)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	186	—%	(7)(30)
						5,113	5,555	5,855

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 1.50%, 6.9% Cash, 3.0% PIK	11/22	2/27	2,933	2,884	2,930	0.2%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash	2/21	2/27	2,310	2,296	2,310	0.2%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	2/21	2/27	329	327	329	—%	(7)(8)(12)
						5,572	5,507	5,569

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	9/23	9/29	11,763	11,369	11,622	1.0%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 11.1% Cash	9/23	9/29	—	(41)	(15)	—%	(7)(8)(13)(31)
		LLC Units (472,512 units)	N/A	9/23	N/A		473	397	—%	(7)(30)
						11,763	11,801	12,004

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	1/23	1/30	2,081	2,046	2,081	0.2%	(3)(7)(8)(11)(31)
						2,081	2,046	2,081

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/23	11/30	7,357	7,228	7,357	0.6%	(7)(8)(12)(31)
		Revolver	SOFR + 6.00%, 11.3% Cash	11/23	11/29	—	(10)	—	—%	(7)(8)(12)(31)
						7,357	7,218	7,357

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	3/23	3/29	6,315	6,155	6,239	0.5%	(7)(8)(12)
		Revolver	SOFR + 6.50%, 11.8% Cash	3/23	3/29	442	416	429	—%	(7)(8)(12)(31)
		LP Units (639,510 units)	N/A	3/23	N/A		659	646	0.1%	(7)(30)
						6,757	7,230	7,314

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	10/21	9/27	2,438	2,409	2,438	0.2%	(7)(8)(13)
						2,438	2,409	2,438

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.1% Cash	1/22	1/28	$—	$(11)	$(10)	—%	(3)(7)(8)(14)
						—	(11)	(10)

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	9/22	10/29	2,153	1,917	2,122	0.2%	(3)(7)(8)(10)(31)
						2,153	1,917	2,122

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	8,336	8,245	8,295	0.7%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	12/21	12/28	111	94	104	—%	(7)(8)(12)(31)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	491	—%	(7)
						8,447	8,550	8,890

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	3/22	3/29	3,566	3,519	3,549	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.5% Cash	3/22	3/28	313	296	306	—%	(7)(8)(13)(31)
						3,879	3,815	3,855

Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	549	549	549	—%	(7)(8)
		Takeback Term loan	10.0% Cash	10/23	10/27	2,933	2,933	2,933	0.2%	(7)(8)
		Preferred Stock (8,550.57 shares)	15.0% PIK	10/23	N/A		1,562	2,179	0.2%	(7)
		Common Stock (186.67 shares)	N/A	10/23	N/A		—	—	—%	(7)(30)
						3,482	5,044	5,661

Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	8/23	7/29	3,930	3,825	4,802	0.4%	(3)(7)(8)(12)
						3,930	3,825	4,802

Offen Inc.	Transportation: Cargo	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	2/22	6/26	3,723	3,686	3,704	0.3%	(7)(14)(29)
						3,723	3,686	3,704

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.4% Cash	6/21	6/28	3,394	3,689	3,326	0.3%	(3)(7)(8)(10)
						3,394	3,689	3,326

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/19	12/25	2,255	2,243	2,251	0.2%	(3)(7)(8)(14)
						2,255	2,243	2,251

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 10.0% Cash	6/21	5/28	2,893	3,168	2,893	0.2%	(3)(7)(8)(17)
						2,893	3,168	2,893

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	6/21	6/28	317	354	317	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	6/21	6/28	533	524	533	—%	(3)(7)(8)(13)
						850	878	850

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	12/23	12/30	980	974	960	0.1%	(3)(7)(8)(10)
						980	974	960

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/21	12/29	13,132	12,933	12,924	1.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	3/23	12/29	919	823	835	0.1%	(7)(8)(13)(31)
		Revolver	SOFR + 5.00%, 10.4% Cash	12/21	12/29	—	(20)	(18)	—%	(7)(8)(13)(31)
		LP Units (173,749 units)	N/A	7/22	N/A		174	162	—%	(7)
						14,051	13,910	13,903

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	7/22	7/29	$4,044	$3,712	$3,907	0.3%
						4,044	3,712	3,907

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash, 0.8% PIK	12/19	12/26	2,772	2,859	2,772	0.2%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	10/26	1,500	1,500	1,500	0.1%	(3)(7)(8)(13)
						4,272	4,359	4,272

Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	624	607	610	0.1%	(7)(8)(13)
		LLC Units (29,762 units)	N/A	10/23	N/A	—	298	243	—%	(7)(30)
						624	905	853

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.6% Cash	2/20	2/26	2,116	2,134	2,082	0.2%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	2/20	2/26	2,628	2,606	2,586	0.2%	(3)(7)(8)(13)
						4,744	4,740	4,668

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	10/23	10/25	—	(32)	—	—%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	10/23	8/27	3,015	2,964	3,015	0.3%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	8/21	12/24	4,457	4,358	4,457	0.4%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	8/21	8/27	7,357	7,268	7,357	0.6%	(7)(8)(12)(31)
		Class A-2 Partnership Units (28.8 units)	N/A	8/21	N/A		29	47	—%	(7)
						14,829	14,587	14,876

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	5/22	11/28	182	182	177	—%	(3)(7)
		Structured Secured Note - Class B	5.4% Cash	5/22	11/28	182	182	178	—%	(3)(7)
		Structured Secured Note - Class C	5.9% Cash	5/22	11/28	182	182	177	—%	(3)(7)
		Structured Secured Note - Class D	8.5% Cash	5/22	11/28	182	182	176	—%	(3)(7)
		Structured Secured Note - Class E	11.4% Cash	5/22	11/28	9,274	9,274	8,980	0.7%	(3)(7)
						10,002	10,002	9,688

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	12/21	7/29	2,736	2,705	2,654	0.2%	(3)(7)(8)(19)
						2,736	2,705	2,654

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/21	12/27	1,038	1,024	1,038	0.1%	(7)(8)(13)
		Revolver	SOFR + 4.75%, 10.2% Cash	12/21	12/27	—	(6)	—	—%	(7)(8)(13)(31)
		Partnership Units (7,409 units)	N/A	12/21	N/A		741	1,225	0.1%	(7)
						1,038	1,759	2,263

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash, 4.0% PIK	12/21	6/26	52,394	51,702	51,703	4.3%	(7)(8)(13)
		Warrants - Class A (2.55830 units)	N/A	12/21	N/A		—	1,304	0.1%	(7)(30)
		Warrants - Class B (0.86340 units)	N/A	12/21	N/A		—	440	—%	(7)(30)
		Warrants - Class CC (0.08870 units)	N/A	12/21	N/A		—	—	—%	(7)(30)
		Warrants - Class D (0.24710 units)	N/A	12/21	N/A		—	126	—%	(7)(30)
						52,394	51,702	53,573

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	2/22	8/24	$993	$993	$794	0.1%	(7)(8)(12)(29)
		Common Stock (10,000 shares)	N/A	2/22	N/A		—	—	—%	(7)(30)
						993	993	794

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 12.1% Cash	12/20	12/26	10,271	10,119	9,945	0.8%	(7)(8)(13)
						10,271	10,119	9,945

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	6/21	12/30	9,056	8,861	8,885	0.7%	(3)(7)(8)(11)(31)
						9,056	8,861	8,885

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.67%, 11.0% Cash	8/21	7/28	2,789	2,735	2,772	0.2%	(3)(7)(8)(14)
						2,789	2,735	2,772

Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	3/19	9/26	5,389	5,376	5,260	0.4%	(7)(8)(13)
						5,389	5,376	5,260

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	7/23	7/25	—	(12)	—	—%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	7/23	7/29	5,304	5,187	5,304	0.4%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.6% Cash	7/23	7/29	304	283	304	—%	(7)(8)(13)(31)
		Common Stock (281 shares)	N/A	7/23	N/A		281	300	—%	(7)(30)
						5,608	5,739	5,908

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	3/22	3/28	1,621	1,600	1,621	0.1%	(7)(8)(14)
		Revolver	SOFR + 5.75%, 11.2% Cash	3/22	3/28	363	357	363	—%	(7)(8)(14)(31)
		Senior Subordinated Term Loan	8.0% Cash	3/22	3/29	81	81	73	—%	(7)
		LLC Units (241,935.48 units)	N/A	3/22	N/A		161	194	—%	(7)(30)
						2,065	2,199	2,251

Proppants Holding, LLC	Energy: Oil & Gas	LLC Units (1,668,106 units)	N/A	2/22	N/A		—	—	—%	(7)(29)
							—	—

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	3/21	3/28	1,751	1,878	1,751	0.1%	(3)(7)(8)(11)(31)
		Revolver	EURIBOR + 6.50%, 10.4% Cash	3/21	3/27	2,099	2,286	2,099	0.2%	(3)(7)(8)(11)
						3,850	4,164	3,850

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	5/22	5/29	876	844	851	0.1%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	5/22	5/29	1,411	1,393	1,378	0.1%	(3)(7)(8)(13)
						2,287	2,237	2,229

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	9/21	9/26	1,842	1,973	1,826	0.2%	(3)(7)(8)(18)
						1,842	1,973	1,826

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	3/23	3/29	598	583	597	—%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	3/23	3/29	—	(6)	—	—%	(7)(8)(13)(31)
		Preferred Stock (148 shares)	10.0% PIK	3/23	N/A		144	167	—%	(7)(30)
		Common Stock (303,030 shares)	N/A	3/23	N/A		3	91	—%	(7)(30)
						598	724	855

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Questel Unite	Business Services	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash	12/20	12/27	$7,059	$7,002	$7,051	0.6%	(3)(7)(8)(13)
						7,059	7,002	7,051

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	6,142	5,935	6,126	0.5%	(7)(8)(14)(31)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	126	70	122	—%	(7)(8)(14)(31)
						6,268	6,005	6,248

RA Outdoors, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	2/22	4/26	12,917	12,658	12,723	1.1%	(7)(8)(12)(29)
		Revolver	SOFR + 6.75%, 10.2% Cash	2/22	4/26	1,235	1,235	1,216	0.1%	(7)(8)(12)(29)
						14,152	13,893	13,939

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	11/22	11/25	627	610	627	0.1%	(7)(8)(14)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	11/22	11/28	10,061	9,824	10,061	0.8%	(7)(8)(14)
		Revolver	SOFR + 6.25%, 11.5% Cash	11/22	11/28	350	309	350	—%	(7)(8)(13)(31)
		Partnership Units (5,333 units)	N/A	11/22	N/A		533	549	—%	(7)(30)
						11,038	11,276	11,587

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	8/20	7/26	11,353	11,262	11,353	0.9%	(7)(8)(13)
		Partnership Equity (187,235 units)	N/A	3/21	N/A		187	90	—%	(7)(30)
						11,353	11,449	11,443

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/21	11/27	4,733	4,662	4,250	0.4%	(7)(8)(13)
		Partnership Equity (197,368.42 units)	N/A	11/21	N/A		197	65	—%	(7)(30)
						4,733	4,859	4,315

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	6/22	12/26	9,477	9,189	6,690	0.6%	(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/20	12/26	1,995	1,973	1,408	0.1%	(7)(8)(13)
		First-Out Revolver	SOFR + 8.00%, 13.6% Cash	6/24	12/26	—	(4)	(4)	—%	(7)(8)(13)(31)
						11,472	11,158	8,094

Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Common Stock (38,571 shares)	N/A	3/24	N/A		—	—	—%	(7)(29)(30)
							—	—

Rhondda Financing No. 1 DAC	Finance Companies	Structured - Junior Note	N/A	1/24	1/33	28,396	27,950	28,944	2.4%	(3)(7)(31)
						28,396	27,950	28,944

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	12/21	12/28	2,223	2,260	2,011	0.2%	(3)(7)(8)(10)
						2,223	2,260	2,011

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	9/23	9/29	6,571	6,392	6,505	0.5%	(7)(8)(14)
		Revolver	SOFR + 5.50%, 10.8% Cash	9/23	9/29	—	(29)	(11)	—%	(7)(8)(14)(31)
		LLC Units (233,871 units)	N/A	9/23	N/A		1,252	1,408	0.1%	(7)(30)
						6,571	7,615	7,902

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	8/22	8/28	7,828	7,708	7,730	0.6%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.3% Cash	8/22	8/28	—	(26)	(21)	—%	(7)(8)(13)(31)
						7,828	7,682	7,709

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/20	10/25	4,394	4,360	4,394	0.4%	(7)(8)(13)
						4,394	4,360	4,394

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	Class A Preferred Stock (145.347 shares	N/A	2/22	N/A		$4	$—	—%	(7)(29)(30)
		Class B Preferred Stock (145.347 shares	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
		Class C Preferred Stock 7,844.03 shares	N/A	2/22	N/A		450	66	—%	(7)(29)(30)
		Common Stock (153 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							454	66

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	SOFR + 2.25%, 7.2% Cash, 0.5% PIK	1/19	12/26	$9,665	9,665	8,660	0.7%	(7)(8)(13)
						9,665	9,665	8,660

Russell Investments US Institutional Holdco, Inc.	Capital Markets	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash, 1.5% PIK	4/24	5/27	520	486	504	—%	(7)(8)(13)
						520	486	504

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/20	12/26	11,705	11,585	11,693	1.0%	(7)(8)(13)
		Preferred Stock (378.7 shares)	N/A	12/20	N/A		380	488	—%	(7)(30)
						11,705	11,965	12,181

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SARON + 5.75%, 7.2% Cash	6/22	7/29	1,806	1,648	1,759	0.1%	(3)(7)(8)(25)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.5% Cash	6/22	7/29	1,944	1,784	1,894	0.2%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	6/22	7/29	507	482	494	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	6/22	7/29	1,527	1,502	1,487	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 7.2% Cash	6/22	7/29	242	253	236	—%	(3)(7)(8)(25)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.2% Cash	6/22	7/29	547	539	544	—%	(3)(7)(8)(25)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.4% Cash	6/22	7/29	48	49	47	—%	(3)(7)(8)(25)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.5% Cash	6/22	7/29	287	288	285	—%	(3)(7)(8)(25)
						6,908	6,545	6,746

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	3/23	3/28	13,773	13,394	13,773	1.1%	(7)(8)(13)
		Revolver	SOFR + 6.75%, 12.1% Cash	3/23	3/28	284	254	284	—%	(7)(8)(13)(31)
						14,057	13,648	14,057

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	1,793	1,771	1,639	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	157	153	128	—%	(7)(8)(13)(31)
						1,950	1,924	1,767

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	5/22	5/29	3,424	3,356	3,362	0.3%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	8/23	5/29	443	443	435	—%	(3)(7)(8)(13)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	5/22	5/29	414	405	395	—%	(3)(7)(8)(10)(31)
						4,281	4,204	4,192

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	5/22	5/29	$492	$482	$481	—%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	5/22	5/29	469	443	458	—%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	5/22	5/29	1,577	1,561	1,574	0.1%	(3)(7)(8)(11)
						2,538	2,486	2,513

Serta Simmons Bedding LLC	Home Furnishings	Common Stock (109,127 shares)	N/A	6/23	N/A		1,630	709	0.1%	(30)
							1,630	709

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	1/30	34,539	33,631	35,230	2.9%	(3)(7)(8)(13)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	2,952	0.2%	(3)(7)(30)
						34,539	34,831	38,182

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.2% Cash	7/23	7/30	1,824	1,808	1,778	0.1%	(3)(7)(8)(10)(31)
						1,824	1,808	1,778

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/20	12/26	7,334	7,257	6,889	0.6%	(7)(8)(12)(31)
						7,334	7,257	6,889

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	11/21	11/27	10,491	10,364	10,491	0.9%	(7)(8)(12)
		Revolver	SOFR + 4.50%, 9.9% Cash	11/21	11/27	—	(13)	—	—%	(7)(8)(12)(31)
						10,491	10,351	10,491

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	9/23	9/29	9,561	9,304	9,561	0.8%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 11.1% Cash	9/23	9/29	—	(36)	—	—%	(7)(8)(13)(31)
		Common Stock (275 shares)	N/A	9/23	N/A		275	409	—%	(7)(30)
						9,561	9,543	9,970

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash, 1.0% PIK	10/18	10/27	4,478	4,476	4,075	0.3%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash, 1.0% PIK	12/20	10/27	609	608	554	—%	(7)(8)(13)
						5,087	5,084	4,629

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/29	15,411	15,089	15,319	1.3%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	399	362	387	—%	(7)(8)(13)(31)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	516	—%	(7)(30)
						15,810	15,967	16,222

Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/31	4,489	1,389	238	—%	(3)(29)(30)
						4,489	1,389	238

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	3/27	1,649	1,624	1,612	0.1%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	5/25	430	420	415	—%	(7)(8)(13)
		Revolver	SOFR + 5.25%, 10.6% Cash	11/22	3/27	—	(2)	(3)	—%	(7)(8)(13)(31)
						2,079	2,042	2,024

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/22	10/28	11,600	11,351	11,459	1.0%	(7)(8)(12)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/22	10/28	—	(25)	(15)	—%	(7)(8)(12)(31)
						11,600	11,326	11,444

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	12/20	11/27	$4,041	$4,104	$4,041	0.3%	(3)(7)(8)(16)(31)
						4,041	4,104	4,041

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	11/30	968	933	945	0.1%	(3)(7)(8)(17)
						968	933	945

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	10/21	10/28	2,500	2,479	2,500	0.2%	(3)(7)(8)(14)
						2,500	2,479	2,500

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/27	17,507	17,159	17,062	1.4%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/27	—	(33)	(49)	—%	(7)(8)(12)(31)
						17,507	17,126	17,013

SVI International LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	3/24	3/30	644	630	631	0.1%	(7)(8)(12)(31)
		Revolver	SOFR + 6.75%, 12.1% Cash	3/24	3/30	—	(1)	(1)	—%	(7)(8)(12)(31)
		LLC Units (207,921 units)	N/A	3/24	N/A		208	200	—%	(7)(30)
						644	837	830

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	5/22	N/A		9,560	9,318	0.8%	(7)
							9,560	9,318

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	7/21	7/28	2,613	2,589	2,569	0.2%	(7)
		Common Stock (1,589 shares)	N/A	7/21	N/A		50	77	—%	(7)(30)
						2,613	2,639	2,646

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	3/22	3/28	7,943	7,819	7,830	0.7%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	5/23	3/28	2,551	2,477	2,533	0.2%	(7)(8)(12)(31)
		Revolver	SOFR + 5.75%, 11.2% Cash	3/22	3/28	—	(12)	(12)	—%	(7)(8)(12)(31)
						10,494	10,284	10,351

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/25	—	(12)	—	—%	(3)(7)(8)(16)(31)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	1,715	1,521	1,715	0.1%	(3)(7)(8)(16)
						1,715	1,509	1,715

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	5/23	5/28	600	589	593	—%	(7)
		Partnership Equity (400,000 units)	N/A	5/23	N/A		400	416	—%	(7)(30)
						600	989	1,009

Technology Service Stream BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50% 10.0% Cash	6/24	1/30	—	(7)	(7)	—%	(3)(7)(8)(20)(31)
		First Lien Senior Secured Term Loan	BBSY + 5.50% 10.0% Cash	6/24	7/30	753	730	732	0.1%	(3)(7)(8)(20)(31)
						753	723	725

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 9.1% Cash	11/21	11/28	3,766	3,809	3,709	0.3%	(3)(7)(8)(10)
		Revolver	EURIBOR + 5.40%, 9.1% Cash	11/21	5/28	—	(25)	(8)	—%	(3)(7)(8)(10)(31)
						3,766	3,784	3,701

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/21	12/27	$8,514	$8,402	$8,344	0.7%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.5% Cash	12/21	12/27	—	(18)	(29)	—%	(7)(8)(13)(31)
						8,514	8,384	8,315

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	4/22	4/28	280	276	262	—%	(7)
		Partnership Equity (24,358.97 units)	N/A	4/22	N/A		239	139	—%	(7)(30)
						280	515	401

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.6% Cash	10/21	12/27	1,825	1,804	1,825	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.7% Cash	10/21	12/27	826	817	826	0.1%	(7)(8)(13)
		Revolver	SOFR+ 4.25%, 9.7% Cash	10/21	12/27	—	(8)	—	—%	(7)(8)(13)(31)
		Subordinated Term Loan	SOFR + 7.75%, 6.0% Cash, 7.0% PIK	10/21	10/28	3,727	3,681	3,715	0.3%	(7)(8)(14)
						6,378	6,294	6,366

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/19	12/26	11,435	11,315	11,394	0.9%	(7)(8)(12)
						11,435	11,315	11,394

The Octave Music Group, Inc.	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	6/24	4/29	3,611	3,611	3,611	0.3%	(8)(13)
		Partnership Equity (676,880.98 units)	N/A	4/22	N/A		677	2,247	0.2%	(7)
						3,611	4,288	5,858

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CORRA + 6.75%, 11.7% Cash	12/22	12/29	4,499	4,412	4,454	0.4%	(3)(7)(8)(21)
		Revolver	CORRA + 6.75%, 11.7% Cash	12/22	12/28	—	(6)	(3)	—%	(3)(7)(8)(21)(31)
						4,499	4,406	4,451

Transit Technologies LLC	Software	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	2/20	6/25	9,250	9,209	9,250	0.8%	(7)(8)(13)
						9,250	9,209	9,250

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	8/18	12/24	11,054	11,045	9,452	0.8%	(7)(8)(14)
						11,054	11,045	9,452

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	2/21	2/27	15,725	15,609	15,002	1.2%	(7)(8)(13)
						15,725	15,609	15,002

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	7/23	7/29	6,929	6,745	6,769	0.6%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	7/23	7/29	153	139	141	—%	(7)(8)(12)(31)
						7,082	6,884	6,910

True Religion Apparel, Inc.	Retail	Preferred Unit (2.8 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
		Common Stock (2.71 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							—	—

Trystar, LLC	Power Distribution Solutions	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	5/23	9/27	16,282	15,978	15,930	1.3%	(7)(8)(13)
		Class A LLC Units (440.97 units)	N/A	9/18	N/A		481	954	0.1%	(7)
						16,282	16,459	16,884

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/22	12/28	$2,066	$2,031	$2,066	0.2%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	12/23	12/28	623	585	623	0.1%	(7)(8)(13)(31)
		Revolver	SOFR + 4.75%, 10.1% Cash	12/22	12/28	—	(9)	—	—%	(7)(8)(13)(31)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	12	—%	(7)(30)
						2,689	2,612	2,701

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/21	12/25	8,225	8,162	7,921	0.7%	(7)(8)(13)
						8,225	8,162	7,921

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	7/21	9/26	4,899	4,854	4,899	0.4%	(7)(8)(13)
						4,899	4,854	4,899

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.0% Cash	12/23	12/30	1,513	1,470	1,466	0.1%	(3)(7)(8)(23)(31)
		Revolver	STIBOR + 5.25%, 9.0% Cash	12/23	6/24	—	—	(5)	—%	(3)(7)(8)(23)
						1,513	1,470	1,461

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.4% Cash	9/20	9/27	11,818	11,833	11,026	0.9%	(3)(7)(8)(16)
						11,818	11,833	11,026

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.69%, 11.2% Cash	6/22	6/29	927	874	920	0.1%	(3)(7)(8)(16)(31)
						927	874	920

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	4/22	3/29	1,748	1,709	1,345	0.1%	(3)(7)(8)(11)(31)
						1,748	1,709	1,345

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.18%, 8.9% Cash	3/23	3/30	2,031	1,961	1,989	0.2%	(3)(7)(8)(10)(31)
						2,031	1,961	1,989

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/18	5/26	10,214	10,191	10,063	0.8%	(7)(8)(12)(31)
						10,214	10,191	10,063

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash, 1.8% PIK	9/20	9/27	1,636	1,750	1,531	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash, 1.8% PIK	2/21	9/27	988	988	924	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.6% Cash, 1.8% PIK	2/21	9/27	2,592	2,555	2,426	0.2%	(3)(7)(8)(13)
						5,216	5,293	4,881

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	7/19	5/26	4,783	4,756	4,783	0.4%	(7)(8)(12)
						4,783	4,756	4,783

Velocity Pooling Vehicle, LLC	Automotive	Common Stock (5,591 shares)	N/A	2/22	N/A		72	3	—%	(7)(29)(30)
		Warrants (4,676 units)	N/A	2/22	N/A		60	2	—%	(7)(29)(30)
							132	5

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	3/22	1/29	3,941	4,073	3,523	0.3%	(3)(7)(8)(16)
						3,941	4,073	3,523

Vision Solutions Inc.	Business Equipment & Services	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.8% Cash	2/22	4/29	6,500	6,497	6,216	0.5%	(8)(13)(29)
						6,500	6,497	6,216

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	$3,571	$3,571	$3,516	0.3%	(7)
						3,571	3,571	3,516

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	6/21	6/28	7,408	7,316	7,408	0.6%	(7)(8)(13)
		Partnership Units (16,442.9 units)	N/A	6/21	N/A		164	304	—%	(7)
						7,408	7,480	7,712

VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/27	10,736	2,496	22	—%	(3)(29)(30)
						10,736	2,496	22

VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/28	11,088	2,561	1,090	0.1%	(3)(29)(30)
						11,088	2,561	1,090

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	10/20	6/26	5,857	5,851	5,756	0.5%	(7)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/20	6/26	2,747	2,701	2,700	0.2%	(7)(8)(13)
						8,604	8,552	8,456

Watermill-QMC Midco, Inc.	Automotive	Equity (1.62% Partnership Interest)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							—	—

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	8/23	12/27	2,482	2,440	2,482	0.2%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	8/23	2/25	—	(40)	—	—%	(7)(8)(13)
						2,482	2,400	2,482

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	9/22	10/29	9,352	9,043	8,744	0.7%	(7)
						9,352	9,043	8,744

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	2/23	6/26	664	593	593	—%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	6/24	2/29	8,590	8,305	8,590	0.7%	(7)(8)(13)(31)
		Revolver	SOFR + 7.00%, 11.8% Cash	2/23	2/29	1,144	1,086	1,144	0.1%	(7)(8)(12)(31)
		LP Units (63,087.10 units)	N/A	2/23	N/A		631	821	0.1%	(7)(30)
						10,398	10,615	11,148

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.8% Cash	10/23	10/30	1,749	1,692	1,701	0.1%	(3)(7)(8)(13)(31)
						1,749	1,692	1,701

Wok Holdings Inc.	Retail	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	2/22	3/26	47	47	47	—%	(8)(13)(29)
						47	47	47

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/21	12/27	6,206	6,124	6,082	0.5%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.2% Cash	12/21	12/27	1,177	1,149	1,132	0.1%	(7)(8)(13)(31)
		Preferred Stock (364 shares)	20.0% PIK	4/24	N/A		387	386	—%	(7)
		Common Stock (1,663.30 shares)	N/A	12/21	N/A		1,663	1,029	0.1%	(7)(30)
						7,383	9,323	8,629

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	3/24	3/30	18,979	18,612	18,634	1.6%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.1% Cash	3/24	3/30	—	(19)	(18)	—%	(7)(8)(13)(31)
						18,979	18,593	18,616

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/24	$2,195	$2,188	$2,148	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/28	10,089	9,883	9,876	0.8%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.1% Cash	10/22	10/28	—	(41)	(52)	—%	(7)(8)(13)(31)
						12,284	12,030	11,972

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	5/22	5/29	300	305	293	—%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.5% Cash	5/22	5/29	7,322	7,069	7,113	0.6%	(3)(7)(8)(16)(31)
		Subordinated Term Loan	11.0% PIK	5/22	5/29	3,531	3,387	3,433	0.3%	(3)(7)
		Common Stock (45,665,825 shares)	N/A	5/22	N/A		565	577	—%	(3)(7)(30)
						11,153	11,326	11,416

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	2/22	2/28	8,823	8,672	8,636	0.7%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 11.0% Cash	2/22	2/28	270	260	255	—%	(7)(8)(13)(31)
		LLC Units (152.69 units)	N/A	2/22	2/28		153	220	—%	(7)
						9,093	9,085	9,111

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	3/22	3/29	5,428	5,561	4,760	0.4%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.4% Cash	3/22	3/29	689	682	604	0.1%	(3)(7)(8)(16)
						6,117	6,243	5,364

Subtotal Non–Control / Non–Affiliate Investments (159.0%)*						1,964,895	1,969,097	1,911,585

Affiliate Investments: (4)
Celebration Bidco, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	12/23	12/30	6,214	6,214	6,214	0.5%	(7)(13)
		Common Stock (1,243,071 shares)	N/A	12/23	N/A		12,177	13,773	1.1%	(7)(30)
						6,214	18,391	19,987

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	7,662	7,304	7,243	0.6%	(7)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,641	15,710	1.3%	(7)
		LLC Units (2,407,825 units)	N/A	11/21	N/A		14,645	16,086	1.3%	(7)(30)
						24,282	37,590	39,039

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	7/21	7/28	8,364	8,285	8,364	0.7%	(7)(12)(31)
		Second Lien Senior Secured Term Loan	7.5% Cash	7/21	7/28	4,545	4,516	4,545	0.4%	(7)
		LLC Units (89,447,396 units)	N/A	7/21	N/A		92,963	137,749	11.5%	(7)
						12,909	105,764	150,658

Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/19	N/A		35,158	41,182	3.4%	(3)(31)
							35,158	41,182

Rocade Holdings LLC	Other Financial	Preferred LP Units (67,500 units)	SOFR + 6.0% PIK, 10.3% PIK	2/23	N/A		77,296	77,298	6.4%	(7)(13)(31)
		Common LP Units (23.8 units)	N/A	2/23	N/A		—	1,959	0.2%	(7)(30)
							77,296	79,257

Sierra Senior Loan Strategy JV I LLC	Joint Venture	89.01% Member Interest	N/A	2/22	N/A		48,441	41,538	3.5%	(3)(29)
							48,441	41,538

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Thompson Rivers LLC	Investment Funds & Vehicles	16% Member Interest	N/A	6/20	N/A		$25,293	$9,570	0.8%	(30)
							25,293	9,570

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		24,670	12,691	1.1%	(3)
							24,670	12,691

Subtotal Affiliate Investments (32.8%)*						43,405	372,603	393,922

Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/25	36,334	9,628	1,889	0.2%	(7)(27)(29)
		First Lien Senior Secured Term Loan	14.4% PIK	2/22	1/25	7,736	7,546	7,736	0.6%	(7)(8)(12)(29)
		LLC Units (44.6 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
						44,070	17,174	9,625

MVC Automotive Group GmbH	Automotive	Bridge Loan	4.5% Cash, 1.5% PIK	12/20	12/24	9,762	9,762	9,762	0.8%	(3)(7)(28)
		Common Equity Interest (18,000 shares)	N/A	12/20	N/A		9,553	9,575	0.8%	(3)(7)(28)(30)
						9,762	19,315	19,337

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	12/20	N/A		201	12	—%	(3)(28)(30)
		Limited Partnership Interest (71,790.4 units)	N/A	12/20	N/A		7,959	501	—%	(3)(28)(30)
							8,160	513

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	6/26	6,488	6,488	6,488	0.5%	(3)(7)(28)
		Revolver	6.0% Cash	9/23	7/25	3,751	3,818	3,751	0.3%	(3)(7)(28)(31)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	2,267	2,416	2,268	0.2%	(3)(7)(28)(31)
		Senior Subordinated Term Loan	3.1% PIK	12/20	5/26	11,039	11,039	11,039	0.9%	(3)(7)(28)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	393	—%	(3)(7)(28)(30)
		Common Stock Series B (1,236 shares)	N/A	12/20	N/A		35,192	36,739	3.1%	(3)(7)(28)(30)
						23,545	59,513	60,678

Subtotal Control Investments (7.5%)*						77,377	104,162	90,153

Total Investments, June 30, 2024 (199.3%)*						$2,085,677	$2,445,862	$2,395,660

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$(5,627)	February 2029 Notes	$(5,627)
Total Interest Rate Swaps, June 30, 2024							$(5,627)

Credit Support Agreements:
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$17,946	$4,346
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	32,600	(11,800)
Total Credit Support Agreements, June 30, 2024			$123,000	$50,546	$(7,454)
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$71,210	$47,693	BNP Paribas SA	07/08/24	$(129)
Foreign currency forward contract (AUD)	$46,598	A$71,210	HSBC Bank USA	07/08/24	(967)
Foreign currency forward contract (AUD)	$48,403	A$72,096	BNP Paribas SA	10/08/24	139

Foreign currency forward contract (CAD)	C$240	$175	Bank of America, N.A.	07/08/24	—
Foreign currency forward contract (CAD)	C$215	$158	BNP Paribas SA	07/08/24	(1)
Foreign currency forward contract (CAD)	C$9,305	$6,802	HSBC Bank USA	07/08/24	(1)
Foreign currency forward contract (CAD)	$7,192	C$9,759	HSBC Bank USA	07/08/24	59
Foreign currency forward contract (CAD)	$6,839	C$9,334	HSBC Bank USA	10/07/24	1

Foreign currency forward contract (DKK)	2,477kr.	$361	HSBC Bank USA	07/08/24	(5)
Foreign currency forward contract (DKK)	$361	2,477kr.	HSBC Bank USA	07/08/24	5
Foreign currency forward contract (DKK)	$369	2,518kr.	HSBC Bank USA	10/07/24	5

Foreign currency forward contract (EUR)	€94,252	$102,329	Citibank, N.A.	07/08/24	(1,286)
Foreign currency forward contract (EUR)	$97,565	€89,811	HSBC Bank USA	07/08/24	1,283
Foreign currency forward contract (EUR)	$4,783	€4,441	Mitsubishi UFJ Financial Group	07/08/24	22
Foreign currency forward contract (EUR)	$103,034	€94,497	Citibank, N.A.	10/07/24	1,285

Foreign currency forward contract (NZD)	NZ$15,166	$9,428	Citibank, N.A.	07/08/24	(187)
Foreign currency forward contract (NZD)	$176	NZ$285	Citibank, N.A.	07/08/24	2
Foreign currency forward contract (NZD)	$8,932	NZ$14,880	HSBC Bank USA	07/08/24	(136)
Foreign currency forward contract (NZD)	$9,464	NZ$15,226	Citibank, N.A.	10/07/24	187

Foreign currency forward contract (NOK)	44,794kr	$4,267	HSBC Bank USA	07/08/24	(60)
Foreign currency forward contract (NOK)	$69	730kr	Citibank, N.A.	07/08/24	1
Foreign currency forward contract (NOK)	$4,097	44,064kr	HSBC Bank USA	07/08/24	(42)
Foreign currency forward contract (NOK)	$4,281	44,849kr	HSBC Bank USA	10/07/24	59

Foreign currency forward contract (GBP)	£59,714	$76,691	HSBC Bank USA	07/08/24	(1,204)
Foreign currency forward contract (GBP)	$4,122	£3,279	BNP Paribas SA	07/08/24	(24)
Foreign currency forward contract (GBP)	$3,665	£2,920	Citibank, N.A.	07/08/24	(27)
Foreign currency forward contract (GBP)	$67,585	£53,514	HSBC Bank USA	07/08/24	(64)
Foreign currency forward contract (GBP)	$75,927	£59,086	HSBC Bank USA	10/07/24	1,184

Foreign currency forward contract (SEK)	15,652kr	$1,522	HSBC Bank USA	07/08/24	(43)
Foreign currency forward contract (SEK)	$1,480	15,652kr	HSBC Bank USA	07/08/24	2
Foreign currency forward contract (SEK)	$1,578	16,153kr	HSBC Bank USA	10/07/24	45

Foreign currency forward contract (CHF)	5,583Fr.	$6,283	Citibank, N.A.	07/08/24	(65)
Foreign currency forward contract (CHF)	$6,134	5,501Fr.	BNP Paribas SA	07/08/24	8
Foreign currency forward contract (CHF)	$91	82Fr.	Citibank, N.A.	07/08/24	(1)
Foreign currency forward contract (CHF)	$6,392	5,622Fr.	Citibank, N.A.	10/07/24	63
Total Foreign Currency Forward Contracts, June 30, 2024					$108

*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. The Company’s external investment adviser, Barings, determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of June 30, 2024 represented 199.3% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 28.2% of total investments at fair value as of June 30, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended June 30, 2024 were as follows:

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.3% Cash)	$6,214	$—	$—	$—	$—	$6,214	$426
	Common Stock (1,243,071 shares)	12,177	—	—	—	1,596	13,773	—
		18,391	—	—	—	1,596	19,987	426

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	15,649	46	—	—	15	15,710	709
	Subordinated Term Loan (10.0% PIK)	6,868	385	—	—	(10)	7,243	385
	LLC Units (2,407,825 units)	12,160	3,701	—	—	225	16,086	—
		34,677	4,132	—	—	230	39,039	1,094

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 7.25%, 12.6%, Cash)	5,545	18,737	(15,909)	—	(9)	8,364	352
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	3	—	—	(3)	4,545	173
	LLC units (89,447,396 units)	145,799	—	—	—	(8,050)	137,749	6,995
		155,889	18,740	(15,909)	—	(8,062)	150,658	7,520

Hylan Datacom & Electrical LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.4% Cash)	3,917	172	(3,917)	—	(172)	—	311
	Second Lien Senior Secured Term Loan (SOFR + 3.00%, 8.3% Cash, 7.0% PIK)	4,519	161	(4,680)	—	—	—	181
	Common Stock (102,144 shares)	2,013	—	(1,040)	(4,179)	3,206	—	—
		10,449	333	(9,637)	(4,179)	3,034	—	492

Jocassee Partners LLC	9.1% Member Interest	41,053	—	—	—	129	41,182	2,855
		41,053	—	—	—	129	41,182	2,855

Rocade Holdings LLC(d)	Preferred LP Units (67,500 units) (SOFR + 6.0% PIK, 10.3% PIK)	73,113	4,184	—	—	1	77,298	4,184
	Common LP Units (23.8 units)	844	—	—	—	1,115	1,959	—
		73,957	4,184	—	—	1,116	79,257	4,184

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	39,172	—	—	—	2,366	41,538	890
		39,172	—	—	—	2,366	41,538	890

Thompson Rivers LLC	16% Member Interest	13,365	—	(3,595)	—	(200)	9,570	—
		13,365	—	(3,595)	—	(200)	9,570	—

Waccamaw River LLC	20% Member Interest	15,470	—	(331)	—	(2,448)	12,691	2,641
		15,470	—	(331)	—	(2,448)	12,691	2,641

Total Affiliate Investments		$402,423	$27,389	$(29,472)	$(4,179)	$(2,239)	$393,922	$20,102
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
June 30, 2024
(Amounts in thousands, except share amounts)

(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended June 30, 2024 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (14.4% PIK)	$7,166	$570	$—	$—	$—	$7,736	$546
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	4,869	—	—	—	(2,980)	1,889	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		12,035	570	—	—	(2,980)	9,625	546

MVC Automotive Group GmbH(d)	Bridge Loan (4.5% Cash, 1.5% PIK)	9,762	—	—	—	—	9,762	295
	Common Equity Interest (18,000 Shares)	15,430	—	—	—	(5,855)	9,575	—
		25,192	—	—	—	(5,855)	19,337	295

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	24	—	—	—	(12)	12	31
	Limited Partnership Interest (71,790.4 units)	981	—	—	—	(480)	501	—
		1,005	—	—	—	(492)	513	31

Security Holdings B.V(d)	Bridge Loan (5.0% PIK)	6,328	160	—	—	—	6,488	158
	Revolver (6.0% Cash)	3,866	—	—	—	(115)	3,751	177
	Senior Subordinated Term Loan (3.1% PIK)	10,867	172	—	—	—	11,039	194
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK)	2,236	97	—	—	(65)	2,268	146
	Common Stock Series A (17,100 shares)	311	—	—	—	82	393	—
	Common Stock Series B (1,236 shares)	29,080	—	—	—	7,659	36,739	—
		52,688	429	—	—	7,561	60,678	675

Total Control Investments		$90,920	$999	$—	$—	$(1,766)	$90,153	$1,547
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2024 was 3.63200%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2024 was 3.71100%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2024 was 3.68200%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2024 was 5.33717%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2024 was 5.32460%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2024 was 5.25471%.
(15)The interest rate on these loans is subject to 1 Month SONIA, which as of June 30, 2024 was 5.21250%.
(16)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2024 was 5.12780%.
(17)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2024 was 5.06220%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2024 was 4.30450%.
(19)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2024 was 4.44530%.
(20)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2024 was 4.73600%.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)
(21)The interest rate on these loans is subject to 1 Month CORRA, which as of June 30, 2024 was 4.74437%.
(22)The interest rate on these loans is subject to 3 Month CORRA, which as of June 30, 2024 was 4.67875%.
(23)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2024 was 3.70700%.
(24)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2024 was 5.62000%.
(25)The interest rate on these loans is subject to 6 Month SARON, which as of June 30, 2024 was 1.21579%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2024 was 4.61000%.
(27)Non-accrual investment.
(28)Investment was purchased as part of the MVC Acquisition and is part of the MVC Reference Portfolio for purposes of the MVC Credit Support Agreement.
(29)Investment was purchased as part of the Sierra Merger and is part of the Sierra Reference Portfolio for purposes of the Sierra Credit Support Agreement.
(30)Investment is non-income producing.
(31)Position or portion thereof is an unfunded loan or equity commitment.
(32)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	June 30, 2024	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$137,915	5.8%	11.5%
Automotive	47,832	2.0	4.0
Banking, Finance, Insurance and Real Estate	401,733	16.8	33.5
Beverage, Food and Tobacco	34,920	1.5	2.9
Capital Equipment	121,509	5.1	10.1
Chemicals, Plastics, and Rubber	40,108	1.7	3.3
Construction and Building	18,529	0.8	1.5
Consumer goods: Durable	37,926	1.6	3.2
Consumer goods: Non-durable	41,064	1.7	3.4
Containers, Packaging and Glass	36,762	1.5	3.1
Electrical Components & Equipment	10,440	0.4	0.9
Energy: Electricity	28,856	1.2	2.4
Energy: Oil and Gas	3,113	0.1	0.3
Environmental Services	51,846	2.1	4.3
Healthcare & Pharmaceuticals	186,845	7.8	15.5
High Tech Industries	254,135	10.6	21.1
Hotel, Gaming and Leisure	56,582	2.3	4.7
Investment Funds and Vehicles	105,494	4.4	8.8
Media: Advertising, Printing and Publishing	42,354	1.8	3.5
Media: Broadcasting and Subscription	12,359	0.5	1.0
Media: Diversified and Production	66,944	2.8	5.6
Metals and Mining	8,788	0.4	0.7
Services: Business	363,373	15.2	30.2
Services: Consumer	59,146	2.5	4.9
Structured Products	101,231	4.2	8.4
Telecommunications	28,119	1.2	2.3
Transportation: Cargo	82,385	3.4	6.9
Utilities: Electric	15,352	0.6	1.3
Total	$2,395,660	100.0%	199.3%

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)
(33)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
June 30, 2024:
Senior debt and 1st lien notes	$1,629,203	67%	$1,581,827	66%	131%
Subordinated debt and 2nd lien notes	242,827	10	226,055	10	19
Structured products	101,969	4	92,487	4	8
Equity shares	326,193	13	383,304	16	32
Equity warrants	76	—	2,624	—	—
Royalty rights	3,871	—	3,871	—	—
Investments in joint ventures / PE fund	141,723	6	105,492	4	9
	$2,445,862	100%	$2,395,660	100%	199%

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	$1,675	$1,644	$1,638	0.1%	(7)(8)(12)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	—	(6)	(9)	—%	(7)(8)(12)(31)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	41	—%	(7)(30)
						1,675	1,693	1,670

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	9/28	5,944	5,768	5,944	0.5%	(7)(8)(12)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	9/28	90	79	90	—%	(7)(8)(12)(31)
						6,034	5,847	6,034

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	4/19	9/24	6,540	6,540	6,416	0.5%	(7)(8)(13)
						6,540	6,540	6,416

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.9% Cash	4/21	4/28	2,762	2,828	2,734	0.2%	(3)(7)(8)(11)
						2,762	2,828	2,734

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	3/20	3/27	2,349	2,324	2,349	0.2%	(3)(7)(8)(10)
						2,349	2,324	2,349

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 7.9%	2/22	4/34	3,620	2,056	1,647	0.1%	(3)(29)
						3,620	2,056	1,647

Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.0%	2/22	7/30	17,233	4,791	3,319	0.3%	(3)(29)(30)
						17,233	4,791	3,319

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	9/21	9/28	128	115	115	—%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	9/21	9/28	1,434	1,419	1,401	0.1%	(3)(7)(8)(13)
						1,562	1,534	1,516

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.5% Cash	6/22	6/28	1,000	988	993	0.1%	(3)(7)(8)(13)
						1,000	988	993

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	7/21	7/27	14,775	14,568	14,479	1.2%	(7)(8)(13)
						14,775	14,568	14,479

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	11/21	11/29	9,469	9,336	8,844	0.7%	(7)(8)(13)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	491	—%	(7)(30)
						9,469	9,867	9,335

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	3/23	5/28	781	759	764	0.1%	(7)
		Common Stock (163.83 shares)	N/A	3/23	N/A		231	301	—%	(7)(30)
						781	990	1,065

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	9/21	9/27	4,900	4,835	4,430	0.4%	(7)(8)(13)
						4,900	4,835	4,430

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	12/21	12/27	12,548	12,371	11,155	0.9%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.5% Cash	12/21	12/27	2,563	2,524	2,233	0.2%	(7)(8)(13)(31)
						15,111	14,895	13,388

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	2/21	12/25	7,245	7,189	7,245	0.6%	(7)(8)(13)
						7,245	7,189	7,245

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		$25,000	$15,470	1.3%	(3)(30)
							25,000	15,470

Subtotal Affiliate Investments (33.6%)*						48,653	378,865	402,423

Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	14.4% PIK	2/22	1/25	7,166	6,977	7,166	0.6%	(7)(8)(12)(29)
		First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/25	33,393	9,628	4,869	0.4%	(7)(27)(29)
		LLC Units (44.6 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
						40,559	16,605	12,035

MVC Automotive Group GmbH	Automotive	Bridge Loan	4.5% Cash, 1.5% PIK	12/20	12/24	9,762	9,762	9,762	0.8%	(3)(7)(28)
		Common Equity Interest (18,000 shares)	N/A	12/20	N/A		9,553	15,430	1.3%	(3)(7)(28)(30)
						9,762	19,315	25,192

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	12/20	N/A		201	24	—%	(3)(28)(30)
		Limited Partnership Interest (71,790.4 units)	N/A	12/20	N/A		7,959	981	0.1%	(3)(28)(30)
							8,160	1,005

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	5/24	6,328	6,328	6,328	0.5%	(3)(7)(28)
		Revolver	6.0% Cash	9/23	6/25	3,866	3,818	3,866	0.3%	(3)(7)(28)(31)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	2,236	2,318	2,236	0.2%	(3)(7)(28)(31)
		Senior Subordinated Term Loan	3.1% PIK	12/20	5/24	10,867	10,867	10,867	0.9%	(3)(7)(28)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	311	—%	(3)(7)(28)(30)
		Common Stock Series B (1,236 shares)	N/A	12/20	N/A		35,192	29,080	2.4%	(3)(7)(28)(30)
						23,297	59,083	52,688

Subtotal Control Investments (7.6%)*						73,618	103,163	90,920

Total Investments, December 31, 2023 (208.0%)*						$2,187,686	$2,535,576	$2,488,715
Derivative Instruments

Credit Support Agreements:
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$17,300	$3,700
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	40,500	(3,900)

Total Credit Support Agreements, December 31, 2023			$123,000	$57,800	$(200)
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

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$830	A$1,264	Citibank, N.A.	01/10/24	$(33)
Foreign currency forward contract (AUD)	$41,568	A$64,984	Mitsubishi UFJ Financial Group	01/10/24	(2,784)

Foreign currency forward contract (CAD)	$126	$173	Bank of America, N.A.	01/10/24	(4)
Foreign currency forward contract (CAD)	$7,032	$9,597	HSBC Bank USA	01/10/24	(247)

Foreign currency forward contract (DKK)	$9	65kr.	Bank of America, N.A.	01/10/24	—
Foreign currency forward contract (DKK)	$7	47kr.	BNP Paribas SA	01/10/24	—
Foreign currency forward contract (DKK)	$333	2,354kr.	HSBC Bank USA	01/10/24	(16)

Foreign currency forward contract (EUR)	$86,266	€81,489	Bank of America, N.A.	01/10/24	(3,775)

Foreign currency forward contract (NZD)	$159	NZ$271	BNP Paribas	01/10/24	(12)
Foreign currency forward contract (NZD)	$170	NZ$270	Citibank, N.A.	01/10/24	(1)
Foreign currency forward contract (NZD)	$8,287	NZ$13,912	HSBC Bank USA	01/10/24	(522)

Foreign currency forward contract (NOK)	$72	740kr	BNP Paribas SA	01/10/24	(1)
Foreign currency forward contract (NOK)	$3,920	42,309kr	Citibank, N.A.	01/10/24	(247)

Foreign currency forward contract (GBP)	$60,925	£50,203	Citibank, N.A.	01/10/24	(3,077)

Foreign currency forward contract (SEK)	$24	261kr	BNP Paribas	01/10/24	(2)
Foreign currency forward contract (SEK)	$1,190	12,500kr	Citibank, N.A.	01/10/24	(51)
Foreign currency forward contract (SEK)	$203	2,228kr	HSBC Bank USA	01/10/24	(18)

Foreign currency forward contract (CHF)	$124	104Fr.	BNP Paribas	01/10/24	1
Foreign currency forward contract (CHF)	$5,966	5,418Fr.	Citibank, N.A.	01/10/24	(475)
Total Foreign Currency Forward Contracts, December 31, 2023					$(11,264)

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
(30)Investment is non-income producing.
(31)Position or portion thereof is an unfunded loan or equity commitment.
(32)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$132,498	5.3%	11.1%
Automotive	80,828	3.3	6.7
Banking, Finance, Insurance and Real Estate	401,816	16.1	33.6
Beverage, Food and Tobacco	23,135	0.9	1.9
Capital Equipment	128,706	5.2	10.8
Chemicals, Plastics, and Rubber	35,897	1.5	3.0
Construction and Building	30,387	1.2	2.5
Consumer goods: Durable	47,074	1.9	3.9
Consumer goods: Non-durable	28,210	1.1	2.4
Containers, Packaging and Glass	37,524	1.5	3.1
Energy: Electricity	20,874	0.8	1.7
Energy: Oil and Gas	3,240	0.1	0.3
Environmental Industries	53,484	2.1	4.5
Healthcare & Pharmaceuticals	216,952	8.7	18.1
High Tech Industries	303,082	12.2	25.4
Hotel, Gaming and Leisure	54,256	2.2	4.5
Investment Funds and Vehicles	110,066	4.4	9.2
Media: Advertising, Printing and Publishing	39,447	1.6	3.3
Media: Broadcasting and Subscription	13,277	0.5	1.1
Media: Diversified and Production	64,559	2.6	5.4
Metals and Mining	8,993	0.4	0.8
Services: Business	326,762	13.2	27.3
Services: Consumer	61,409	2.5	5.1
Structured Products	102,922	4.1	8.6
Telecommunications	27,565	1.1	2.3
Transportation: Cargo	96,450	3.9	8.1
Transportation: Consumer	11,951	0.5	1.0
Utilities: Electric	22,696	0.9	1.9
Utilities: Oil and Gas	4,655	0.2	0.4
Total	$2,488,715	100.0%	208.0%

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
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in “Note 3. Investments”, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
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
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective dates for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company determined this guidance will not have a material impact on its consolidated financial statements.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
In November 2023, the FASB issued Accounting Standards Update, 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which applies to all entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The effective dates for the amendments in ASU 2023-07 are for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Share Purchase Programs
On February 23, 2023, the Board authorized a 12-month share repurchase program. Under the program, the Company was able to repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program terminated on March 1, 2024. The program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would have been repurchased under the program. During both the three and six months ended June 30, 2024, the Company did not repurchase any shares pursuant to the authorized program. During the year ended December 31, 2023, the Company repurchased a total of 1,849,096 shares of common stock in the open market under the authorized program at an average price of $7.99 per share, including brokerage commissions.
On February 22, 2024, the Board authorized a new 12-month share repurchase program. Under the program, the Company may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the three months ended June 30, 2024, the Company repurchased a total of 193,167 shares of its common stock in the open market under the authorized program at an average price of $9.88 per share, including brokerage commissions. During the six months ended June 30, 2024, the Company repurchased a total of 309,078 shares of its common stock in the open market under the authorized program at an average price of $9.76 per share, including brokerage commissions.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and six months ended June 30, 2024, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $8.2 million and $16.5 million, respectively. For the three and six months ended June 30, 2023 the Base Management Fees determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement were approximately $8.1 million and $16.0 million, respectively. As of June 30, 2024, the Base Management Fee of $8.2 million for the three months ended June 30, 2024 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Base Management Fee of $8.3 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three and six months ended June 30, 2024, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $1.1 million and $9.3 million, respectively. For the three and six months ended June 30, 2023, the Income-Based Fees determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement were $10.1 million and $19.7 million, respectively. As of June 30, 2024, the Income-Based Fee of $1.1 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Income-Based Fee of $7.7 million was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three or six months ended June 30, 2024 or 2023.
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
For the three and six months ended June 30, 2024, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.4 million and $1.0 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.5 million and $1.2 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of June 30, 2024, the administrative expenses of $0.4 million for the three months ended June 30, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the administrative expenses of $0.5 million incurred for the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2024:
Senior debt and 1st lien notes	$1,629,203	67%	$1,581,827	66%	131%
Subordinated debt and 2nd lien notes	242,827	10	226,055	10	19
Structured products	101,969	4	92,487	4	8
Equity shares	326,193	13	383,304	16	32
Equity warrants	76	—	2,624	—	—
Royalty rights	3,871	—	3,871	—	—
Investment in joint ventures / PE fund	141,723	6	105,492	4	9
	$2,445,862	100%	$2,395,660	100%	199%
December 31, 2023:
Senior debt and 1st lien notes	$1,705,353	67%	$1,670,300	67%	140%
Subordinated debt and 2nd lien notes	256,850	10	238,215	10	20
Structured products	107,314	4	93,038	4	8
Equity shares	320,335	13	374,704	15	31
Equity warrants	76	—	2,392	—	—
Investment in joint ventures / PE fund	145,648	6	110,066	4	9
	$2,535,576	100%	$2,488,715	100%	208%
During the three months ended June 30, 2024, the Company made nine new investments totaling $38.5 million and made investments in existing portfolio companies totaling $40.0 million. During the six months ended June 30, 2024, the Company made 19 new investments totaling $102.1 million and made investments in existing portfolio companies totaling $118.8 million.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at June 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	June 30, 2024	Percent of Portfolio	Percent of Total Net Assets	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$137,915	5.8%	11.5%	$132,498	5.3%	11.1%
Automotive	47,832	2.0	4.0	80,828	3.3	6.7
Banking, Finance, Insurance and Real Estate	401,733	16.8	33.5	401,816	16.1	33.6
Beverage, Food and Tobacco	34,920	1.5	2.9	23,135	0.9	1.9
Capital Equipment	121,509	5.1	10.1	128,706	5.2	10.8
Chemicals, Plastics, and Rubber	40,108	1.7	3.3	35,897	1.5	3.0
Construction and Building	18,529	0.8	1.5	30,387	1.2	2.5
Consumer goods: Durable	37,926	1.6	3.2	47,074	1.9	3.9
Consumer goods: Non-durable	41,064	1.7	3.4	28,210	1.1	2.4
Containers, Packaging and Glass	36,762	1.5	3.1	37,524	1.5	3.1
Electrical Components & Equipment	10,440	0.4	0.9	—	—	—
Energy: Electricity	28,856	1.2	2.4	20,874	0.8	1.7
Energy: Oil and Gas	3,113	0.1	0.3	3,240	0.1	0.3
Environmental Services	51,846	2.1	4.3	53,484	2.1	4.5
Healthcare & Pharmaceuticals	186,845	7.8	15.5	216,952	8.7	18.1
High Tech Industries	254,135	10.6	21.1	303,082	12.2	25.4
Hotel, Gaming and Leisure	56,582	2.3	4.7	54,256	2.2	4.5
Investment Funds and Vehicles	105,494	4.4	8.8	110,066	4.4	9.2
Media: Advertising, Printing and Publishing	42,354	1.8	3.5	39,447	1.6	3.3
Media: Broadcasting and Subscription	12,359	0.5	1.0	13,277	0.5	1.1
Media: Diversified and Production	66,944	2.8	5.6	64,559	2.6	5.4
Metals and Mining	8,788	0.4	0.7	8,993	0.4	0.8
Services: Business	363,373	15.2	30.2	326,762	13.2	27.3
Services: Consumer	59,146	2.5	4.9	61,409	2.5	5.1
Structured Products	101,231	4.2	8.4	102,922	4.1	8.6
Telecommunications	28,119	1.2	2.3	27,565	1.1	2.3
Transportation: Cargo	82,385	3.4	6.9	96,450	3.9	8.1
Transportation: Consumer	—	—	—	11,951	0.5	1.0
Utilities: Electric	15,352	0.6	1.3	22,696	0.9	1.9
Utilities: Oil and Gas	—	—	—	4,655	0.2	0.4
Total	$2,395,660	100.0%	199.3%	$2,488,715	100.0%	208.0%
Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust (“SCRS”) to create and co-manage Jocassee Partners LLC (“Jocassee”), a joint venture, which invests in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. Under Jocassee’s current operating agreement, as amended to date, the Company and SCRS have a capital commitment of $100.0 million and $500.0 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments.
For the three and six months ended June 30, 2024, Jocassee declared $15.7 million and $31.4 million in dividends, respectively, of which $1.4 million and $2.9 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
For the three and six months ended June 30, 2023, Jocassee declared $15.7 million and $31.4 million in dividends, respectively, of which $1.4 million and $2.9 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,187.3 million as of June 30, 2024, as compared to $1,330.5 million as of December 31, 2023. As of June 30, 2024, Jocassee’s investments had an aggregate cost of $1,242.8 million, as compared to $1,375.7 million as of December 31, 2023. As of June 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments other than non-accrual debt investments was approximately 10.0% and 9.9%, respectively. As of June 30, 2024 and December 31, 2023, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2024:
Senior debt and 1st lien notes	$1,154,291	93%	$1,122,447	94%
Subordinated debt and 2nd lien notes	19,877	2	19,848	2
Equity shares	449	—	253	—
Equity warrants	—	—	470	—
Investment in joint ventures	49,397	4	25,567	2
Short-term investments	18,746	1	18,746	2
	$1,242,760	100%	$1,187,331	100%
December 31, 2023:
Senior debt and 1st lien notes	$1,284,098	93%	$1,260,183	95%
Subordinated debt and 2nd lien notes	21,728	2	21,262	2
Equity shares	449	—	268	—
Equity warrants	—	—	467	—
Investment in joint ventures	54,563	4	33,450	2
Short-term investments	14,896	1	14,896	1
	$1,375,734	100%	$1,330,526	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at June 30, 2024 and December 31, 2023, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2024		December 31, 2023
Aerospace and Defense	$86,045	7.3%	$82,200	6.3%
Automotive	13,674	1.2	26,087	2.0
Banking, Finance, Insurance and Real Estate	119,636	10.2	121,798	9.3
Beverage, Food and Tobacco	29,924	2.6	30,637	2.3
Capital Equipment	12,447	1.1	17,986	1.4
Chemicals, Plastics, and Rubber	38,055	3.3	37,030	2.8
Construction and Building	17,542	1.5	16,942	1.3
Consumer goods: Durable	24,713	2.1	26,412	2.0
Consumer goods: Non-durable	22,689	1.9	21,850	1.7
Containers, Packaging and Glass	28,863	2.5	26,829	2.0
Energy: Electricity	22,940	2.0	20,250	1.5
Energy: Oil and Gas	9,281	0.8	6,724	0.5
Environmental Industries	6,335	0.5	6,986	0.5
Forest Products & Paper	3,113	0.3	3,605	0.3
Healthcare & Pharmaceuticals	118,175	10.1	141,070	10.7
High Tech Industries	119,603	10.2	174,572	13.3
Hotel, Gaming and Leisure	21,004	1.8	22,834	1.7
Investment Funds and Vehicles	25,567	2.2	33,450	2.5
Media: Advertising, Printing and Publishing	12,093	1.0	12,081	0.9
Media: Broadcasting and Subscription	20,042	1.7	31,201	2.4
Media: Diversified and Production	34,481	3.0	34,391	2.6
Metals and Mining	4,775	0.4	3,863	0.3
Retail	11,390	1.0	13,141	1.0
Services: Business	211,291	18.1	222,610	16.9
Services: Consumer	59,951	5.0	58,632	4.5
Telecommunications	36,200	3.1	36,027	2.7
Transportation: Cargo	46,309	4.0	57,575	4.4
Transportation: Consumer	5,451	0.5	12,613	1.0
Utilities: Electric	6,996	0.6	9,396	0.7
Utilities: Oil and Gas	—	—	6,838	0.5
Total	$1,168,585	100.0%	$1,315,630	100.0%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at June 30, 2024 and December 31, 2023, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2024		December 31, 2023
Australia	$19,825	1.7%	$26,291	2.0%
Austria	5,895	0.5	6,026	0.5
Belgium	20,839	1.8	20,379	1.5
Canada	830	0.1	3,998	0.3
Denmark	—	—	1,082	0.1
Finland	—	—	2,207	0.2
France	133,666	11.4	137,072	10.4
Germany	48,440	4.2	50,672	3.9
Hong Kong	14,625	1.3	14,162	1.1
Ireland	7,228	0.6	7,445	0.6
Luxembourg	2,225	0.2	1,839	0.1
Netherlands	41,995	3.6	41,260	3.1
Panama	1,425	0.1	1,466	0.1
Singapore	5,000	0.4	4,980	0.4
Spain	2,147	0.2	4,777	0.4
Sweden	3,675	0.3	4,519	0.3
Switzerland	583	—	592	—
United Kingdom	114,697	9.8	120,398	9.2
USA	745,490	63.8	866,465	65.8
Total	$1,168,585	100.0%	$1,315,630	100.0%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $175.7 million and $177.7 million outstanding as of June 30, 2024 and December 31, 2023, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $307.2 million and $398.2 million outstanding as of June 30, 2024 and December 31, 2023, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.6 million and $323.5 million outstanding as of June 30, 2024 and December 31, 2023, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of both June 30, 2024 and December 31, 2023, the Company had sold $1,036.1 million of its investments to Jocassee. For both the three and six months ended June 30, 2024, the Company did not have any sales of its investments to Jocassee. For both the three and six months ended June 30, 2023, the Company realized a gain on the sales of its investments to Jocassee of $0.1 million. As of both June 30, 2024 and December 31, 2023, the Company had nil in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
As of June 30, 2024 and December 31, 2023, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	$385,000	$385,000

Total unfunded commitments by Barings BDC, Inc.	$65,000	$65,000
Total unfunded commitments by all members	$215,000	$215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2024. As of June 30, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2024, Thompson Rivers declared $7.5 million and $22.5 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2024, the Company recognized $1.2 million and $3.6 million, respectively, of the dividends as a return of capital. For the three and six months ended June 30, 2023, Thompson Rivers declared $41.0 million and $98.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2023, the company recognized $6.6 million and $15.7 million, respectively, of the dividends as a return of capital.
As of June 30, 2024, Thompson Rivers had $257.8 million in Ginnie Mae early buyout loans and $9.2 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of June 30, 2024, Thompson Rivers had 1,673 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of June 30, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2024:
Federal Housing Administration (“FHA”) loans	$258,190	93%	$240,367	93%
Veterans Affairs (“VA”) loans	18,684	7%	17,425	7%
	$276,874	100%	$257,792	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7%	24,491	7%
	$386,657	100%	$366,731	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $58.2 million and $83.5 million outstanding as of June 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $120.6 million and $170.8 million outstanding as of June 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $38.8 million and $50.0 million outstanding as of June 30, 2024 and December 31, 2023, respectively.

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
As of June 30, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings BDC, Inc.	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $162.1 million as of both June 30, 2024 and December 31, 2023.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of June 30, 2024. As of June 30, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For both the three and six months ended June 30, 2024, Waccamaw River declared $14.9 million in dividends, of which $2.6 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for both the three and six months ended June 30, 2024, the Company recognized $0.3 million of the dividends as a return of capital. For the three and six months ended June 30, 2023, Waccamaw River declared $3.7 million and $7.3 million in dividends, respectively, of which $0.7 million and $1.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of June 30, 2024, Waccamaw River had $65.6 million in unsecured consumer loans and $7.2 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of June 30, 2024, Waccamaw River had 9,819 outstanding loans with an average loan size of $9,064, remaining average life to maturity of 38.2 months and weighted average interest rate of 11.8%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had $71.0 million outstanding as of December 31, 2023. On April 15, 2024, Waccamaw River’s secured borrowing with JPMorgan Chase Bank, N.A. was terminated and fully repaid. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $12.3 million and $51.3 million outstanding as of June 30, 2024 and December 31, 2023, respectively.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc.	$30,280	$30,280
Total contributed capital by all members (1)	$139,020	$139,020

Total unfunded commitments by Barings BDC, Inc.	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $82.0 million of total contributed capital by related parties as of both June 30, 2024 and December 31, 2023.
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
As of June 30, 2024, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were fully funded as of June 30, 2024.
For the three and six months ended June 30, 2024, Sierra JV declared $0.5 million and $1.0 million in dividends, respectively, of which $0.4 million and $0.9 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2023, Sierra JV declared $1.5 million and $2.9 million in dividends, respectively, of which $1.3 million and $2.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
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
The total value of Sierra JV’s investment portfolio was $40.7 million as of June 30, 2024, as compared to $79.6 million, as of December 31, 2023. As of June 30, 2024, Sierra JV’s investments had an aggregate cost $42.5 million, as compared to $85.3 million as of December 31, 2023. As of both June 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 10.0%. As of June 30, 2024 and December 31, 2023, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2024:
Senior debt and 1st lien notes	$42,537	100%	$40,703	100%
	$42,537	100%	$40,703	100%
December 31, 2023:
Senior debt and 1st lien notes	$85,304	100%	$79,599	100%
	$85,304	100%	$79,599	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Sierra JV’s investments at fair value at June 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	June 30, 2024		December 31, 2023
Automotive	$2,783	6.8%	$2,463	3.1%
Banking, Finance, Insurance and Real Estate	—	—	254	0.3
Beverage, Food and Tobacco	3,556	8.7	3,172	4.0
Capital Equipment	—	—	5,271	6.6
Chemicals, Plastics, and Rubber	2,989	7.4	2,942	3.7
Construction and Building	—	—	1,867	2.4
Consumer goods: Durable	1,087	2.7	1,042	1.3
Environmental Industries	—	—	3,487	4.4
Healthcare & Pharmaceuticals	3,784	9.3	12,880	16.2
High Tech Industries	9,319	22.9	14,661	18.4
Retail	6,233	15.3	6,255	7.9
Services: Business	4,650	11.4	6,798	8.5
Services: Consumer	—	—	8,525	10.7
Transportation: Cargo	6,302	15.5	6,296	7.9
Transportation: Consumer	—	—	3,686	4.6
Total	$40,703	100.0%	$79,599	100.0%

Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which was non-recourse to the Company, had $45.0 million outstanding as of December 31, 2023. On June 27, 2024, Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A. was terminated and fully repaid.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of June 30, 2024 and December 31, 2023, $8.4 million and $5.5 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $22.5 million. The total equity invested in Rocade as of June 30, 2024 was $67.5 million (excluding preferred dividends) and the Company had $17.5 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Rocade in accordance with ASC 946-320, presented as a single investment measured at fair value.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,352,872	Yield Analysis	Market Yield	8.1% – 22.0%	11.5%	Decrease
	44,784	Market Approach	Adjusted EBITDA Multiple	1.9x – 11.5x	7.4x	Increase
	105,185	Recent Transaction	Transaction Price	95.0% – 99.5%	98.3%	Increase
Subordinated debt and 2nd lien notes(2)	152,920	Yield Analysis	Market Yield	8.5% – 18.0%	13.3%	Decrease
	53,325	Market Approach	Adjusted EBITDA Multiple	6.0x – 23.2x	10.8x	Increase
	709	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(3)	32,298	Yield Analysis	Market Yield	9.1% – 10.3%	9.6%	Decrease
Equity shares(4)	29,729	Yield Analysis	Market Yield	9.7% – 25.7%	14.3%	Decrease
	322,402	Market Approach	Adjusted EBITDA Multiple	3.8x – 27.0x	15.4x	Increase
	1,617	Market Approach	Revenue Multiple	5.5x – 9.0x	6.4x	Increase
	16,086	Discounted Cash Flow Analysis	Discount Rate	14.4%	14.4%	Decrease
	3,535	Net Asset Approach	Liabilities	$(76,365.9)	$(76,365.9)	Decrease
	68	Expected Recovery	Expected Recovery	$0.00 – $65.9	$63.6	Increase
	277	Recent Transaction	Transaction Price	$0.00 – $100.00	$100.00	Increase
Equity warrants	2,621	Market Approach	Adjusted EBITDA Multiple	6.3x – 11.5x	7.7x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	3,871	Recent Transaction	Transaction Price	$1.00	$1.00	Increase
(1)Excludes investments with an aggregate fair value amounting to $17,106, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $6,069, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $13,202, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to $8,881, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the six months ended June 30, 2024, two equity positions with an aggregate fair value of $20.4 million transitioned from a market approach to a yield analysis valuation model and one equity position with a fair value of $65.9 thousand transitioned from a market approach to an expected recovery valuation model. In addition, four senior debt and first lien note positions with a fair value of $19.4 million transitioned from a yield analysis to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

During the year ended December 31, 2023, one equity position with a fair value of $5.3 million and six senior debt and first lien note positions with an aggregate fair value of $20.0 million transitioned from a yield analysis to a market approach valuation model. In addition, one senior debt and first lien note position with a fair value of $9.9 million and one structured product position with a fair value of $3.3 million transitioned from a discounted cash flow analysis to a broker quote valuation model. Lastly, one equity position with a fair value of nil transitioned from an expected recovery to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$61,880	$1,519,947	$1,581,827
Subordinated debt and 2nd lien notes	—	13,032	213,023	226,055
Structured products	—	46,987	45,500	92,487
Equity shares	—	709	382,595	383,304
Equity warrants	—	—	2,624	2,624
Royalty rights	—	—	3,871	3,871
Investments subject to leveling	$—	$122,608	$2,167,560	$2,290,168
Investment in joint ventures / PE fund (1)				105,492
				$2,395,660

	Fair Value as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$76,503	$1,593,797	$1,670,300
Subordinated debt and 2nd lien notes	—	14,417	223,798	238,215
Structured products	—	50,066	42,972	93,038
Equity shares	132	—	374,572	374,704
Equity warrants	—	—	2,392	2,392
Investments subject to leveling	$132	$140,986	$2,237,531	$2,378,649
Investment in joint ventures / PE fund (1)				110,066
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2024 and 2023:

Six Months Ended June 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,593,797	$223,798	$42,972	$374,572	$2,392	$—	$2,237,531
New investments	176,984	26,325	48	5,524	—	3,871	212,752
Investment restructuring	(22,249)	—	—	—	—	—	(22,249)
Transfers into (out of) Level 3, net	(1,862)	—	—	(130)	—	—	(1,992)
Proceeds from sales of investments	(18,512)	(4,975)	—	(1,040)	—	—	(24,527)
Loan origination fees received	(3,473)	(296)	—	—	—	—	(3,769)
Principal repayments received	(191,286)	(32,222)	(357)	—	—	—	(223,865)
Payment-in-kind interest / dividends	2,002	1,708	—	5,849	—	—	9,559
Accretion of loan premium / discount	221	55	—	—	—	—	276
Accretion of deferred loan origination revenue	4,969	487	—	—	—	—	5,456
Realized gain (loss)	(7,040)	(5,107)	(6)	(4,179)	—	—	(16,332)
Unrealized appreciation (depreciation)	(13,604)	3,250	2,843	1,999	232	—	(5,280)
Fair value, end of period	$1,519,947	$213,023	$45,500	$382,595	$2,624	$3,871	$2,167,560

Six Months Ended June 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,591,356	$234,214	$17,827	$283,067	$1,057	$2,127,521
New investments	131,734	11,478	13,479	60,137	—	216,828
Transfers into (out of) Level 3, net	(9,417)	(7,748)	—	914	—	(16,251)
Proceeds from sales of investments	(68,425)	(2,800)	—	(4,200)	—	(75,425)
Loan origination fees received	(2,825)	(51)	—	—	—	(2,876)
Principal repayments received	(59,097)	(32,345)	(367)	—	—	(91,809)
Payment-in-kind interest / dividends	2,309	6,187	—	3,711	—	12,207
Accretion of loan premium / discount	259	426	—	—	—	685
Accretion of deferred loan origination revenue	3,672	281	—	—	—	3,953
Realized gain (loss)	(661)	(43,902)	—	953	—	(43,610)
Unrealized appreciation (depreciation)	7,224	43,350	(44)	10,593	87	61,210
Fair value, end of period	$1,596,129	$209,090	$30,895	$355,175	$1,144	$2,192,433
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $20.7 million during the six months ended June 30, 2024 was related to portfolio company investments that were still held by the Company as of June 30, 2024. Pre-tax net unrealized appreciation on Level 3 investments of $16.0 million during the six months ended June 30, 2023 was related to portfolio company investments that were still held by the Company as of June 30, 2023.
During the six months ended June 30, 2024, the Company made investments of approximately $164.8 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
June 30, 2024, the Company made investments of $56.1 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2024 and December 31, 2023, the Company had seven and four portfolio companies, respectively, with investments that were on non-accrual. As of June 30, 2024, the seven portfolio companies on non-accrual included one portfolio company purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and five portfolio companies originated by Barings. As of December 31, 2023, the four portfolio companies on non-accrual included one portfolio company purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and two portfolio companies originated by Barings.
Interest income from investments in the equity class of a collateralized loan obligation (“CLO”) security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and covenant waiver fees and amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection to revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,763	$1,749	$3,449	$3,420
Management, valuation and other fees	396	601	840	1,194
Royalty income	75	—	75	—
Total Recurring Fee and Other Income	2,234	2,350	4,364	4,614
Non-Recurring Fee and Other Income:
Prepayment fees	271	329	272	329
Acceleration of unamortized loan origination fees	1,290	328	2,024	674
Advisory, loan amendment and other fees	(26)	1,294	582	1,984
Total Non-Recurring Fee and Other Income	1,535	1,951	2,878	2,987
Total Fee and Other Income	$3,769	$4,301	$7,242	$7,601
General and Administrative Expenses
General and administrative expenses include administrative costs, facilities costs, insurance, legal and accounting expenses, expenses reimbursable to the Adviser under the terms of the Administration Agreement and other costs related to operating as a publicly-traded company.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
As of June 30, 2024 and December 31, 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of both June 30, 2024 and December 31, 2023, the Company’s largest single portfolio company investment represented approximately 6.3% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2024, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
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
Investments Denominated in Foreign Currencies
As of June 30, 2024, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 12 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, 69 investments that were denominated in Euros and 27 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, 67 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2024 and June 30, 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and six months ended June 30, 2024, the Company recorded net expenses of $0.4 million and $0.6 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2023, the Company recorded net expenses of $0.2 million and $0.4 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2024 and December 31, 2023 was approximately $2,447.4 million and $2,534.4 million, respectively. As of June 30, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $35.9 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $130.0 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $165.9 million. As of December 31, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $38.5 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $163.3 million.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of June 30, 2024, the Company had a deferred tax asset of $10.1 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2023, the Company had a deferred tax asset of $9.9 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2024 and December 31, 2023, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $8.0 million and $7.9 million, respectively. The Company concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2024 and December 31, 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2024	June 30, 2024	December 31, 2023
Credit Facility:
February 21, 2019	February 21, 2026	6.674%	$350,823	$719,914
Total Credit Facility			$350,823	$719,914
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
February 12, 2024 - February 2029 Notes (1)	February 15, 2029	7.000%	294,373	—
(Less: Deferred financing fees)			(10,288)	(4,417)
Total Notes			$1,009,085	$720,583
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of June 30, 2024, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of June 30, 2024, the Company had U.S. dollar borrowings of $139.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 7.431% (one month SOFR of 5.331%), borrowings denominated in Swedish kronor of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 5.750% (one month STIBOR of 3.750%), borrowings denominated in British pounds sterling of £57.6 million ($72.8 million U.S. dollars) with an interest rate of 7.233% (one month SONIA of 5.200%) and borrowings denominated in Euros of €128.6 million ($137.8 million U.S. dollars) with an interest rate of 5.625% (one month EURIBOR of 3.625%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2024 and December 31, 2023, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $350.8 million and $719.9 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of June 30, 2024, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of June 30, 2024 and December 31, 2023, the fair value of the outstanding August 2025 Notes was $48.5 million and $47.8 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2024, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of June 30, 2024 and December 31, 2023, the fair value of the outstanding Series B Notes was $60.3 million and $59.3 million, respectively. As of June 30, 2024 and December 31, 2023, the fair value of the outstanding Series C Notes was $104.9 million and $102.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2024, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of June 30, 2024 and December 31, 2023, the fair value of the outstanding Series D Notes was $75.0 million and $73.4 million, respectively. As of June 30, 2024 and December 31, 2023, the fair value of the outstanding Series E Notes was $62.9 million and $61.2 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
restrictions, registration rights, and additional interest provisions relating to the November 2026 Notes do not apply to the Exchange Notes.
As of June 30, 2024 and December 31, 2023, the fair value of the outstanding November 2026 Notes was $320.2 million and $311.4 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February 2029 Notes
On February 7, 2024, the Company entered into an underwriting agreement among the Company, Barings LLC, and Wells Fargo Securities, LLC, SMBC Nikko Securities America, Inc., BMO Capital Markets Corp., and Fifth Third Securities, Inc., in connection with the issuance and sale of $300.0 million in aggregate principal amount of the Company’s 7.000% senior unsecured notes due February 15, 2029 (the “February 2029 Notes”). The February 2029 Notes offering closed on February 12, 2024 and the February 2029 Notes were issued under a Second Supplemental Indenture, dated February 12, 2024, between the Company and the Trustee, to the Base Indenture (the “Second Supplemental Indenture,” and together with the Base Indenture, the “February 2029 Notes Indenture”).
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
As of June 30, 2024, the fair value of the outstanding February 2029 Notes was $294.4 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 7.00% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(5.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the MVC Credit Support Agreement as of June 30, 2024 and December 31, 2023:

As of June 30, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$17,946	$4,346

Total MVC Credit Support Agreement					$4,346

As of December 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$17,300	$3,700

Total MVC Credit Support Agreement					$3,700
As of June 30, 2024 and December 31, 2023, the fair value of the MVC Credit Support Agreement was $17.9 million and $17.3 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the discount rate and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 MVC Credit Support Agreement as of June 30, 2024 and December 31, 2023. The average range of unobservable inputs is based on fair value of the MVC Credit Support Agreement.

June 30, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$17,946	Income Approach	Discount Rate	6.6% - 7.6%	7.1%	Decrease
			Time Until Exit (years)	2.0 - 5.0	3.5	Decrease

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$17,300	Income Approach	Discount Rate	6.7% - 7.7%	7.2%	Decrease
			Time Until Exit (years)	2.3 - 5.3	3.8	Decrease
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

The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of June 30, 2024 and December 31, 2023:

As of June 30, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$32,600	$(11,800)

Total Sierra Credit Support Agreement					$(11,800)

As of December 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$40,500	$(3,900)

Total Sierra Credit Support Agreement					$(3,900)
As of June 30, 2024 and December 31, 2023, the fair value of the Sierra Credit Support Agreement was $32.6 million and $40.5 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of June 30, 2024 and December 31, 2023. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

June 30, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$32,600	Simulation Analysis	Enterprise/Equity Value	$0 - $160,200	$80,100	Decrease
			Asset Volatility	35.0% - 100.0%	67.5%	Increase
			Time Until Exit (years)	0.0 - 7.6	3.8	Decrease
			Discount Rate	6.9%	6.9%	Decrease
			Recovery Rate	5.0% - 60.0%	32.5%	Increase

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$40,500	Simulation Analysis	Enterprise/Equity Value	$91 - $159,700	$79,900	Decrease
			Asset Volatility	35.0% - 50.0%	42.5%	Increase
			Time Until Exit (years)	0.0 - 8.1	4.1	Decrease
			Discount Rate	5.7%	5.7%	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Increase

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
The following tables present the Company’s foreign currency forward contracts as of June 30, 2024 and December 31, 2023:

As of June 30, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$71,210	$47,693	07/08/24	$(129)	Derivative liabilities
Foreign currency forward contract (AUD)	$46,598	A$71,210	07/08/24	(967)	Derivative liabilities
Foreign currency forward contract (AUD)	$48,403	A$72,096	10/08/24	139	Derivative assets

Foreign currency forward contract (CAD)	C$240	$175	07/08/24	—	Derivative assets
Foreign currency forward contract (CAD)	C$215	$158	07/08/24	(1)	Derivative liabilities
Foreign currency forward contract (CAD)	C$9,305	$6,802	07/08/24	(1)	Derivative liabilities
Foreign currency forward contract (CAD)	$7,192	C$9,759	07/08/24	59	Derivative assets
Foreign currency forward contract (CAD)	$6,839	C$9,334	10/07/24	1	Derivative assets

Foreign currency forward contract (DKK)	2,477kr.	$361	07/08/24	(5)	Derivative liabilities
Foreign currency forward contract (DKK)	$361	2,477kr.	07/08/24	5	Derivative assets
Foreign currency forward contract (DKK)	$369	2,518kr.	10/07/24	5	Derivative assets

Foreign currency forward contract (EUR)	€94,252	$102,329	07/08/24	(1,286)	Derivative liabilities
Foreign currency forward contract (EUR)	$97,565	€89,811	07/08/24	1,283	Derivative assets
Foreign currency forward contract (EUR)	$4,783	€4,441	07/08/24	22	Derivative assets
Foreign currency forward contract (EUR)	$103,034	€94,497	10/07/24	1,285	Derivative assets
					Derivative liabilities
Foreign currency forward contract (NZD)	NZ$15,166	$9,428	07/08/24	(187)	Derivative liabilities
Foreign currency forward contract (NZD)	$176	NZ$285	07/08/24	2	Derivative assets
Foreign currency forward contract (NZD)	$8,932	NZ$14,880	07/08/24	(136)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,464	NZ$15,226	10/07/24	187	Derivative assets

Foreign currency forward contract (NOK)	44,794kr	$4,267	07/08/24	(60)	Derivative liabilities
Foreign currency forward contract (NOK)	$69	730kr	07/08/24	1	Derivative assets
Foreign currency forward contract (NOK)	$4,097	44,064kr	07/08/24	(42)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,281	44,849kr	10/07/24	59	Derivative assets

Foreign currency forward contract (GBP)	£59,714	$76,691	07/08/24	(1,204)	Derivative liabilities
Foreign currency forward contract (GBP)	$4,122	£3,279	07/08/24	(24)	Derivative liabilities
Foreign currency forward contract (GBP)	$3,665	£2,920	07/08/24	(27)	Derivative liabilities
Foreign currency forward contract (GBP)	$67,585	£53,514	07/08/24	(64)	Derivative liabilities
Foreign currency forward contract (GBP)	$75,927	£59,086	10/07/24	1,184	Derivative assets

Foreign currency forward contract (SEK)	15,652kr	$1,522	07/08/24	(43)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,480	15,652kr	07/08/24	2	Derivative assets
Foreign currency forward contract (SEK)	$1,578	16,153kr	10/07/24	45	Derivative assets

Foreign currency forward contract (CHF)	5,583Fr.	$6,283	07/08/24	(65)	Derivative liabilities
Foreign currency forward contract (CHF)	$6,134	5,501Fr.	07/08/24	8	Derivative assets
Foreign currency forward contract (CHF)	$91	82Fr.	07/08/24	(1)	Derivative liabilities
Foreign currency forward contract (CHF)	$6,392	5,622Fr.	10/07/24	63	Derivative assets
Total				$108

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$830	A$1,264	01/10/24	$(33)	Derivative liabilities
Foreign currency forward contract (AUD)	$41,568	A$64,984	01/10/24	(2,784)	Derivative liabilities

Foreign currency forward contract (CAD)	$126	$173	01/10/24	(4)	Derivative liabilities
Foreign currency forward contract (CAD)	$7,032	$9,597	01/10/24	(247)	Derivative liabilities

Foreign currency forward contract (DKK)	$9	65kr.	01/10/24	—	Derivative liabilities
Foreign currency forward contract (DKK)	$7	47kr.	01/10/24	—	Derivative liabilities
Foreign currency forward contract (DKK)	$333	2,354kr.	01/10/24	(16)	Derivative liabilities

Foreign currency forward contract (EUR)	$86,266	€81,489	01/10/24	(3,775)	Derivative liabilities

Foreign currency forward contract (NZD)	$159	NZ$271	01/10/24	(12)	Derivative liabilities
Foreign currency forward contract (NZD)	$170	NZ$270	01/10/24	(1)	Derivative liabilities
Foreign currency forward contract (NZD)	$8,287	NZ$13,912	01/10/24	(522)	Derivative liabilities

Foreign currency forward contract (NOK)	$72	kr740	01/10/24	(1)	Derivative liabilities
Foreign currency forward contract (NOK)	$3,920	kr42,309	01/10/24	(247)	Derivative liabilities

Foreign currency forward contract (GBP)	$60,925	£50,203	01/10/24	(3,077)	Derivative liabilities

Foreign currency forward contract (SEK)	$24	261kr.	01/10/24	(2)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,190	12,500kr.	01/10/24	(51)	Derivative liabilities
Foreign currency forward contract (SEK)	$203	2,228kr.	01/10/24	(18)	Derivative liabilities

Foreign currency forward contract (CHF)	$124	104Fr.	01/10/24	1	Derivative assets
Foreign currency forward contract (CHF)	$5,966	5,418Fr.	01/10/24	(475)	Derivative liabilities
Total				$(11,264)
As of June 30, 2024 and December 31, 2023, the total fair value of the Company’s foreign currency forward contracts was $0.1 million and $(11.3) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$461	$634
AD Bidco, Inc.(1)	Delayed Draw Term Loan	3,522	—
AD Bidco, Inc.(1)	Revolver	1,303	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	407	419
AirX Climate Solutions, Inc.(1)	Delayed Draw Term Loan	1,179	1,179
AirX Climate Solutions, Inc.(1)	Revolver	276	482
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,191	1,634
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)(2)	Revolver	—	436
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	321	343
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,202	2,221
Arc Education(1)(3)	Delayed Draw Term Loan	1,253	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	373	541
ASC Communications, LLC(1)	Revolver	1,089	1,089
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	284	604

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
ATL II MRO Holdings, Inc.(1)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,276	1,304
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.(1)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	—	2,007
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	4,629	—
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	647	667
Bounteous, Inc.(1)	Delayed Draw Term Loan	—	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	136	140
BrightSign LLC(1)	Revolver	266	443
CAi Software, LLC(1)(2)	Revolver	2,523	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	113	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	1,390	1,985
Cascade Residential Services LLC(1)	Revolver	265	331
Catawba River Limited(1)(2)(4)	Structured Junior Note	—	13,971
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	3,490	—
CCFF Buyer, LLC(1)	Revolver	1,047	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	2,734
Comply365, LLC(1)	Revolver	1,101	1,101
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	421	434
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	149	150
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Revolver	429	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	425	439
Eclipse Business Capital, LLC(1)	Revolver	14,364	17,182
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	585	—
EMI Porta Holdco LLC(1)(2)	Revolver	2,729	403
eShipping, LLC(1)	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,650	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
Faraday(1)(2)(3)	Delayed Draw Term Loan	960	990
Finexvet(1)(2)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	519	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	496	—
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	663	—
Fortis Payment Systems, LLC(1)(2)	Revolver	625	—
GB Eagle Buyer, Inc.(1)	Revolver	2,581	2,581
Global Academic Group Limited(1)(2)(7)	Term Loan	398	414
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	51	—
Graphpad Software, LLC(1)	Delayed Draw Term Loan	2,326	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Graphpad Software, LLC(1)	Revolver	872	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	53	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	263	—
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	163	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	230	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(3)	Delayed Draw Term Loan	558	575
HemaSource, Inc.(1)	Revolver	1,804	1,421
HomeX Services Group, LLC(1)	Delayed Draw Term Loan	785	845
HomeX Services Group, LLC(1)	Revolver	338	338
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)(2)	Revolver	1,364	1,364
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	165	—
Ice House America, L.L.C.(1)	Revolver	212	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	266
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	1,872
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	602	620
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
InvoCare Limited(1)(5)	Delayed Draw Term Loan	378	387
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	170	656
ISTO Technologies II, LLC(1)	Revolver	714	714
ITI Intermodal, Inc.(1)(2)	Revolver	1,031	1,157
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,083	1,125
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	153
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	2,830
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	608	626
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	—	18
LeadsOnline, LLC(1)	Revolver	2,603	2,187
Lifestyle Intermediate II, LLC(1)(2)	Revolver	—	2,500
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	107	109
Marshall Excelsior Co.(1)	Revolver	55	221
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	1,391	—
MB Purchaser, LLC(1)(2)	Revolver	309	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	276	276
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	4,822	—
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	525	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	737	773
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	954	974
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	557	562
Narda Acquisitionco., Inc.(1)	Revolver	1,311	1,311
NAW Buyer LLC(1)(2)	Delayed Draw Term Loan	5,876	5,876
NAW Buyer LLC(1)(2)	Revolver	1,894	1,515
NeoxCo(1)(3)	Delayed Draw Term Loan	482	497

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Next HoldCo, LLC(1)	Delayed Draw Term Loan	1,891	1,891
Next HoldCo, LLC(1)	Revolver	733	733
NF Holdco, LLC(1)(2)	Revolver	663	663
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	—	809
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	464	479
OA Buyer, Inc.(1)	Revolver	1,220	1,331
OAC Holdings I Corp(1)	Revolver	1,057	1,370
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	4,426	5,345
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,109	1,109
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)	Delayed Draw Term Loan	1,970	1,970
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,256	4,807
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(3)	Acquisition Facility	1,661	1,712
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	935	935
Process Insights Acquisition, Inc.(1)	Revolver	—	1,014
Process Insights Acquisition, Inc.(1)	Revolver	710	—
ProfitOptics, LLC(1)(2)	Revolver	121	210
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	504	656
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	200	206
Qualified Industries, LLC(1)	Revolver	242	242
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682	1,682
R1 Holdings, LLC(1)	Revolver	1,947	1,947
RA Outdoors, LLC(1)(2)	Revolver	—	438
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	2,785	3,412
Randys Holdings, Inc.(1)	Revolver	1,515	1,326
REP SEKO MERGER SUB LLC(1)(2)	Revolver	209	—
Rhondda Financing No. 1 DAC(1)(4)	Structured Junior Note	—	4,707
Rocade Holdings LLC(1)	Preferred Equity	17,500	17,500
Rock Labor, LLC(1)	Revolver	1,103	1,103
Royal Buyer, LLC(1)	Revolver	1,748	1,340
Royal Buyer, LLC(1)	Delayed Draw Term Loan	315	922
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	—	3,333
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
Sanoptis S.A.R.L.(1)(2)(3)	CAF Term Loan	—	1,458
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Revolver	781	1,065
Scaled Agile, Inc.(1)(2)	Revolver	179	280
Scout Bidco B.V.(1)(2)(3)	Revolver	621	640
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,143	2,209
Security Holdings B.V.(1)(2)(3)	Revolver	1,072	1,105
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	599	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	503	1,007
Smartling, Inc.(1)	Revolver	1,176	1,176
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	3,440	3,440
SmartShift Group, Inc.(1)	Revolver	1,651	1,651
Solo Buyer, L.P.(1)	Revolver	1,596	1,330

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	231	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	2,614	4,119
Superjet Buyer, LLC(1)(2)	Delayed Draw Term Loan	4,732	—
Superjet Buyer, LLC(1)(2)	Revolver	2,432	1,369
SVI International LLC(1)(2)	Delayed Draw Term Loan	74	—
SVI International LLC(1)(2)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	391
Tank Holding Corp(1)	Delayed Draw Term Loan	509	614
Tank Holding Corp(1)	Revolver	873	640
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	251	—
Techone B.V.(1)(2)(3)	Revolver	509	315
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,470	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,825
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	3,229
The Hilb Group, LLC(1)	Delayed Draw Term Loan	—	313
Trader Corporation(1)(6)	Revolver	342	354
Trintech, Inc.(1)	Revolver	383	383
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	1,350
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	799	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	82	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	663	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	465	479
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,407	2,540
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	2,500	2,500
Whitcraft Holdings, Inc.(1)	Revolver	742	1,760
Whitcraft Holdings, Inc.(1)	Delayed Draw Term Loan	4,081	—
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, Inc.(1)(2)	Line of Credit	1,065	680
World 50, Inc.(1)	Revolver	973	—
WWEC Holdings III Corp(1)(2)	Revolver	2,484	2,019
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	1,573	2,704
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	2,932
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	410	—
ZB Holdco LLC(1)(2)	Revolver	575	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	2,667
Total unused commitments to extend financing		$279,672	$305,903
(1)The Adviser’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both June 30, 2024 and December 31, 2023, the Company had guaranteed €9.9 million ($10.6 million U.S. dollars and $10.9 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh (“MVC Auto”) that mature in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value at beginning of period	$11.28	$11.05
Net investment income (1)	0.67	0.57
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.12)	(0.55)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.05	0.72
Total increase (decrease) from investment operations (1)	0.60	0.74
Dividends/distributions paid to stockholders from net investment income	(0.52)	(0.50)
Purchases of shares in share repurchase plan	—	0.05
Net asset value at end of period	$11.36	$11.34
Market value at end of period (2)	$9.73	$7.84
Shares outstanding at end of period	105,757,992	106,516,166
Net assets at end of period	$1,201,876	$1,207,597
Average net assets	$1,216,343	$1,207,613
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (3)	12.04%	13.50%
Ratio of net investment income to average net assets (annualized)	11.76%	10.12%
Portfolio turnover ratio (annualized)	8.64%	8.95%
Total return (4)	19.72%	2.47%
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
9. SUBSEQUENT EVENTS
On August 7, 2024, the Board declared a quarterly distribution of $0.26 per share payable on September 11, 2024 to holders of record as of September 4, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2024, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our senior secured, middle-market, private debt investments generally have terms of between five and seven years. Our senior secured, middle-market, first lien private debt investments generally bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 475 basis points and SOFR plus 675 basis points per annum. Our subordinated middle-market, private debt investments generally bear interest between SOFR (or the applicable currency rate for investments in foreign currencies) plus 700 basis points and SOFR plus 900 basis points per annum if floating rate, and between 8% and 15% if fixed rate. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind (“PIK”) interest, which is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or mortgage securities.
As of June 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.9% and 10.5%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.5% and 10.0% as of June 30, 2024 and December 31, 2023, respectively.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $326.7 billion Global Fixed Income Platform (as of June 30, 2024) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 46 investment professionals (as of June 30, 2024) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 18 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of June 30, 2024, our asset coverage ratio was 187.4%.
Portfolio Composition
The total value of our investment portfolio was $2,395.7 million as of June 30, 2024, as compared to $2,488.7 million as of December 31, 2023. As of June 30, 2024, we had investments in 329 portfolio companies with an aggregate cost of $2,445.9 million. As of December 31, 2023, we had investments in 336 portfolio companies with an aggregate cost of $2,535.6 million. As of both June 30, 2024 and December 31, 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of June 30, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2024:
Senior debt and 1st lien notes	$1,629,203	67%	$1,581,827	66%
Subordinated debt and 2nd lien notes	242,827	10	226,055	10
Structured products	101,969	4	92,487	4
Equity shares	326,193	13	383,304	16
Equity warrants	76	—	2,624	—
Royalty rights	3,871	—	3,871	—
Investment in joint ventures / PE fund	141,723	6	105,492	4
	$2,445,862	100%	$2,395,660	100%
December 31, 2023:
Senior debt and 1st lien notes	$1,705,353	67%	$1,670,300	67%
Subordinated debt and 2nd lien notes	256,850	10	238,215	10
Structured products	107,314	4	93,038	4
Equity shares	320,335	13	374,704	15
Equity warrants	76	—	2,392	—
Investment in joint ventures / PE fund	145,648	6	110,066	4
	$2,535,576	100%	$2,488,715	100%
Investment Activity
During the six months ended June 30, 2024, we made 19 new investments totaling $102.1 million and made investments in existing portfolio companies totaling $118.8 million. We had 24 loans repaid totaling $188.3 million and received $45.1 million of portfolio company principal payments. We received $8.1 million of return of capital from our joint ventures and equity investments. We received $40.7 million for the sale of loans, recognizing a net realized loss on these transactions of $0.4 million. In addition, investments in two portfolio companies were restructured, which resulted in a loss of $12.7 million. Lastly, we received proceeds related to the sale of equity investments totaling $31.4 million and recognized a net realized gain on such sales totaling $3.9 million.
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

Total portfolio investment activity for the six months ended June 30, 2024 and 2023 was as follows:

Six Months Ended June 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,670,300	$238,215	$93,038	$374,704	$2,392	$—	$110,066	$2,488,715
New investments	185,075	26,325	48	5,524	—	3,871	—	220,843
Investment restructuring	(22,249)	—	—	22,196	53	—	—	—
Proceeds from sales of investments/return of capital	(35,733)	(4,975)	(4,140)	(31,238)	(202)	—	(3,926)	(80,214)
Loan origination fees received	(3,472)	(296)	—	—	—	—	—	(3,768)
Principal repayments received	(199,946)	(32,222)	(1,260)	—	—	—	—	(233,428)
Payment-in-kind interest/dividend	2,509	1,708	—	5,844	—	—	—	10,061
Accretion of loan premium/discount	343	57	12	—	—	—	—	412
Accretion of deferred loan origination revenue	4,986	487	—	—	—	—	—	5,473
Realized gain (loss)	(7,664)	(5,106)	(6)	3,527	148	—	—	(9,101)
Unrealized appreciation (depreciation)	(12,322)	1,862	4,795	2,747	233	—	(648)	(3,333)
Fair value, end of period	$1,581,827	$226,055	$92,487	$383,304	$2,624	$3,871	$105,492	$2,395,660

Six Months Ended June 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,696,192	$263,139	$73,550	$284,570	$1,057	$130,427	$2,448,935
New investments	131,734	11,478	13,479	61,143	—	2,480	220,314
Proceeds from sales of investments/return of capital	(78,883)	(2,800)	(2,631)	(4,347)	—	(16,251)	(104,912)
Loan origination fees received	(2,825)	(51)	—	—	—	—	(2,876)
Principal repayments received	(60,241)	(32,216)	(1,364)	—	—	—	(93,821)
Payment-in-kind interest/dividends	4,240	6,058	—	3,711	—	—	14,009
Accretion of loan premium/discount	480	455	11	—	—	—	946
Accretion of deferred loan origination revenue	3,813	281	—	—	—	—	4,094
Realized gain (loss)	(2,645)	(43,901)	—	1,100	—	—	(45,446)
Unrealized appreciation (depreciation)	9,110	44,554	(1,977)	10,024	87	2,951	64,749
Fair value, end of period	$1,700,975	$246,997	$81,068	$356,201	$1,144	$119,607	$2,505,992
Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business – Portfolio Management and Investment Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Our risk assessment is based on the following risk rating categories:

•Risk Rating 1:    In the opinion of the Adviser, the issuer is performing materially above expectations at the time of underwriting and the business trends and/or risk factors are favorable.
•Risk Rating 2:    In the opinion of the Adviser, the issuer is performing in a manner consistent with expectations at the time of underwriting and the current risk is believed to be similar to that at the time the asset was originated.

•Risk Rating 3:    In the opinion of the Adviser, the issuer is performing below expectations at the time of underwriting and the investment risk has increased since underwriting.
•Risk Rating 4:    In the opinion of the Adviser, the issuer is performing materially below expectations at the time of underwriting and the investment risk has increased materially since underwriting. Issuers with a risk rating of 4 are typically in violation of one or more debt covenants.
•Risk Rating 5:    In the opinion of the Adviser, the issuer is performing substantially below expectations at the time of underwriting and indicates the investment risk has increased substantially since underwriting. Loans with a risk rating of 5 are not anticipated to be repaid in full or have a possibility to not be repaid in full, and the fair market value reflects the Adviser’s current estimate of recoverable value.

The following table shows the classification of our investments by risk rating as of June 30, 2024 and December 31, 2023. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	June 30, 2024		December 31, 2023
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$214,518	9.1%	$207,279	8.5%
Category 2	1,623,297	69.0	1,787,077	73.0
Category 3	293,890	12.5	295,908	12.1
Category 4	167,622	7.1	114,267	4.7
Category 5	55,151	2.3	43,131	1.7
Total	$2,354,478	100.0%	$2,447,662	100.0%

(1) Excludes 9.1% member interest in Jocassee Partners LLC.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2024, we had seven portfolio companies with investments on non-accrual, the aggregate fair value of which was $6.5 million, which comprised 0.3% of the total fair value of our portfolio, and the aggregate cost of which was $43.2 million, which comprised 1.8% of the total cost of our portfolio. As of December 31, 2023, we had four portfolio companies with investments on non-accrual, the aggregate fair value of which was $37.2 million, which comprised 1.5% of the total fair value of our portfolio, and the aggregate cost of which was $62.6 million, which comprised 2.5% of the total cost of our portfolio.

A summary of our non-accrual assets as of June 30, 2024 is provided below:
Anju Software, Inc.
During the quarter ended September 30, 2023, we placed our first lien senior secured debt investment in Anju Software, Inc., or Anju Software, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our first lien senior secured debt investment in Anju Software for financial reporting purposes. As of June 30, 2024, the cost of our first lien senior secured debt investment in Anju Software was $13.3 million and the fair value of such investment was $0.9 million.
Black Angus Steakhouse, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. The Black Angus 10% PIK term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our 10% PIK term loan in Black Angus for financial reporting purposes. As of June 30, 2024, the cost of the 10% PIK term loan in Black Angus was $9.6 million and the fair value of such investment was $1.9 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of June 30, 2024, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.9 million and the fair value of such investment was $0.5 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of June 30, 2024, the cost of our debt investments in Eurofins was $5.1 million and the fair value of such investments was $1.9 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of June 30, 2024, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investments was $0.1 million.
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of June 30, 2024, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was nil.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of June 30, 2024, the cost of our debt investments in Marmoutier was $2.8 million and the fair value of such investments was $1.2 million.

Results of Operations
Comparison of the three and six months ended June 30, 2024 and June 30, 2023
Operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended		Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023
Total investment income	$74,886	$75,302		$144,692	$142,506
Total operating expenses	32,429	41,478		72,633	80,988
Net investment income before taxes	42,457	33,824		72,059	61,518
Income taxes, including excise tax expense	315	200		565	395
Net investment income after taxes	42,142	33,624		71,494	61,123
Net realized gains (losses)	8,074	(48,538)	—	(13,379)	(58,283)
Net unrealized appreciation (depreciation)	(30,776)	55,059		5,326	77,029
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(22,702)	6,521		(8,053)	18,746
Benefit from (provision for) taxes	—	$(28)		$—	$(101)
Net increase in net assets resulting from operations	$19,440	$40,117		$63,441	$79,768
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Total interest income	$54,927	$55,424	$109,459	$107,314
Total dividend income	11,734	10,250	20,210	18,124
Total fee and other income	3,769	4,301	7,242	7,601
Total paid–in–kind interest income	4,198	5,122	7,323	9,064
Interest income from cash and cash equivalent investments	258	205	458	403
Total investment income	$74,886	75,302	$144,692	$142,506
The change in total investment income for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to a decrease in our outstanding debt investments, partially offset by increased dividends from portfolio companies and joint venture investments. The amount of our outstanding debt investments was $2,085.7 million as of June 30, 2024, as compared to $2,224.0 million as of June 30, 2023.
The change in total investment income for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates and increased dividends from portfolio companies and joint venture investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 10.9% as of June 30, 2024, as compared to 10.4% as of June 30, 2023.
For the three and six months ended June 30, 2024, dividends from portfolio companies and joint venture investments were $11.7 million and $20.2 million, as compared to $10.3 million and $18.1 million for the three and six months ended June 30, 2023.

Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating expenses:
Interest and other financing fees	$20,774	$20,811	$41,856	$40,127
Base management fee	8,190	8,134	16,469	15,987
Incentive management fees	1,122	10,086	9,289	19,691
General and administrative expenses	2,343	2,447	5,019	5,183
Total operating expenses	$32,429	$41,478	$72,633	$80,988
Interest and Other Financing Fees
Interest and other financing fees during the three and six months ended June 30, 2024 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes and the February 2029 Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the three and six months ended June 30, 2023 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes.
The decrease in interest and other financing fees for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, was primarily attributed to a lower weighted average interest rate on the February 2019 Credit Facility, partially offset by interest and financing fees on the February 2029 Notes. The weighted average interest rate on the February 2019 Credit Facility was 6.7% as of June 30, 2024, as compared to 6.8% as of June 30, 2023.
The increase in interest and other financing fees for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, was primarily attributable to the interest and financing fees on the February 2029 Notes.
Base Management Fee
Under the terms of the Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2024, the amount of Base Management Fees incurred were approximately $8.2 million and $16.5 million. For the three and six months ended June 30, 2023, the amount of Base Management Fees incurred were approximately $8.1 million and $16.0 million, respectively. The increase in the Base Management Fees for the three and six months ended June 30, 2024 versus the three and six months ended June 30, 2023 is primarily related to the average value of gross assets increasing from $2,602.9 million as of the end of the two most recently completed calendar quarters prior to June 30, 2023 to $2,620.7 million as of the end of the two most recently completed calendar quarters prior to June 30, 2024. For both the three and six months ended June 30, 2024 and 2023, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the Barings BDC Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). A portion of the Incentive Fee is based on our income (the “Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee”). The Income-Based Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2024, the amount of Income-Based Fees incurred were $1.1 million and $9.3 million, respectively, as compared to $10.1 million and $19.7 million, respectively, for the three and six months ended June 30, 2023. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See “Note 2. Agreements and Related Party Transactions” to

our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap. The decrease in the Incentive Fees for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, relates predominately to the Incentive Fee Cap for the three and six months ended June 30, 2024.
General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three and six months ended June 30, 2024, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.4 million and $1.0 million, respectively. For the three and six months ended June 30, 2023, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.5 million and $1.2 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our Board for their service on the Board, directors’ and officers’ insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Realized gain (losses):
Non-Control / Non-Affiliate	$7,685	$(46,218)	$(4,922)	$(45,446)
Affiliate	(4,179)	—	(4,179)	—
Net realized gains (losses) on investments	3,506	(46,218)	(9,101)	(45,446)
Foreign currency transactions	153	372	393	4,074
Forward currency contracts	4,415	(2,692)	(4,671)	(16,911)
Net realized gains (losses)	$8,074	$(48,538)	$(13,379)	$(58,283)
During the three months ended June 30, 2024, we recognized net realized gains totaling $8.1 million, which consisted primarily of a net gain on our investment portfolio of $3.5 million, a net gain on foreign currency transactions of $0.2 million and a net gain on forward currency contracts of $4.4 million. The net gain on our investment portfolio predominately related to a $7.2 million gain on the sale of one investment, partially offset by a $4.2 million loss on the sale of one investment, which was reclassified from unrealized depreciation during the three months ended June 30, 2024. During the six months ended June 30, 2024, we recognized net realized losses of $13.4 million, which consisted primarily of a net loss on our investment portfolio of $9.1 million, a net gain on foreign currency transactions of $0.4 million and a net loss on forward currency contracts of $4.7 million. The net loss on our investment portfolio was primarily comprised of a $12.7 million loss on the restructuring of two investments and a $4.2 million loss on the sale of one investment, which were primarily reclassified from unrealized depreciation, partially offset by a $7.2 million gain on the sale of one investment during the six months ended June 30, 2024.
During the three months ended June 30, 2023, we recognized net realized losses totaling $48.5 million, which consisted primarily of a net loss on our investment portfolio of $46.2 million and a net loss on forward currency contracts of $2.7 million, partially offset by a net gain on foreign currency transactions of $0.4 million. The net loss on our investment portfolio primarily related to the $43.6 million realized loss on the exit of our debt investments in Custom Alloy Corporation, which was all reclassified from unrealized depreciation during the three months ended June 30, 2023. During the six months ended June 30, 2023, we recognized net realized losses totaling $58.3 million, which consisted primarily of a net loss on our investment portfolio of $45.4 million and a net loss on forward currency contracts of $16.9 million, partially offset by a net gain on foreign currency transactions of $4.1 million. The net loss on our investment portfolio primarily related to the $43.6 million realized loss on the exit of our debt investments in Custom Alloy Corporation, which was all reclassified from unrealized depreciation during the six months ended June 30, 2023.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net change in unrealized appreciation:
Non-Control / Non-Affiliate	$(7,831)	$45,334	$672	$52,771
Affiliate	(5,034)	2,722	$(2,239)	13,563
Control	(13,572)	5,602	$(1,766)	(1,667)
Net unrealized appreciation (depreciation) of investments	(26,437)	53,658	(3,333)	64,667
Credit support agreements	(904)	1,978	$(7,254)	7,564
Foreign currency transactions	1,025	(2,839)	4,541	(10,966)
Forward currency contracts	(4,460)	2,262	11,372	15,764
Net unrealized appreciation (depreciation)	$(30,776)	$55,059	$5,326	$77,029
During the three months ended June 30, 2024, we recorded net unrealized depreciation totaling $30.8 million, consisting of net unrealized depreciation on our current portfolio of $30.1 million, unrealized depreciation of $2.8 million on the Sierra credit support agreement with Barings and net unrealized depreciation related to forward currency contracts of $4.5 million, partially offset by net unrealized appreciation reclassification adjustments of $3.6 million related to the net realized losses on the sales / repayments and restructures of certain investments, unrealized appreciation of $1.9 million on the MVC credit support agreement with Barings and net unrealized appreciation related to foreign currency transactions of $1.0 million. The net unrealized depreciation on our current portfolio of $30.1 million was driven primarily by the credit or fundamental performance of investments of $21.6 million, broad market moves for investments of $7.7 million and the impact of foreign currency exchange rates on investments of $0.8 million.

During the six months ended June 30, 2024, we recorded net unrealized appreciation totaling $5.3 million consisting of net unrealized appreciation reclassification adjustments of $16.2 million related to the net realized losses on the sales / repayments and restructures of certain investments, unrealized appreciation of $0.6 million on the MVC credit support agreement with Barings, net unrealized appreciation related to foreign currency transactions of $4.5 million and net unrealized appreciation related to forward currency contracts of $11.4 million, partially offset by net unrealized depreciation on our current portfolio of $19.5 million and unrealized depreciation of $7.9 million on the Sierra credit support agreement with Barings. The net unrealized depreciation on our current portfolio of $19.5 million was driven primarily by the credit or fundamental performance of investments of $14.7 million and the impact of foreign currency exchange rates on investments of $11.1 million, partially offset by broad market moves for investments of $6.3 million .
During the three months ended June 30, 2023, we recorded net unrealized appreciation totaling $55.1 million, consisting of net unrealized appreciation on our current portfolio of $5.4 million, unrealized appreciation of $2.4 million on the MVC credit support agreement with Barings, net unrealized appreciation on forward currency contracts of $2.3 million and net unrealized appreciation reclassification adjustments of $48.3 million related to the net realized losses on the sales / repayments of certain investments, partially offset by unrealized depreciation of $0.4 million on the Sierra credit support agreement with Barings and net unrealized depreciation related to foreign currency transactions of $2.8 million. The net unrealized appreciation on our current portfolio of $5.4 million was driven primarily by credit or fundamental performance of investments of $2.5 million and the impact of foreign currency exchange rates on investments of $3.8 million partially offset by broad market moves for investments of $0.9 million.
During the six months ended June 30, 2023, we recorded net unrealized appreciation totaling $77.0 million, consisting of net unrealized appreciation on our current portfolio of $17.1 million, net unrealized appreciation on forward currency contracts of $15.8 million, unrealized appreciation of $3.3 million on the MVC credit support agreement with Barings, unrealized appreciation of $4.3 million on the Sierra credit support agreement with Barings and net unrealized appreciation reclassification adjustments of $47.6 million related to the net realized losses on the sales / repayments of certain investments, partially offset by net unrealized depreciation of $11.0 million related to foreign currency transactions and $0.1 million of deferred taxes. The net unrealized appreciation on our current portfolio of $17.1 million was driven primarily by broad market moves for investments of $3.0 million, credit or fundamental performance of investments of $3.4 million and the impact of foreign currency exchange rates on investments of $10.7 million.
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
Cash Flows
For the six months ended June 30, 2024, we experienced a net increase in cash in the amount of $13.8 million. During that period, our operating activities provided $143.2 million in cash, with proceeds from sales or repayments of portfolio investments totaling $289.3 million and other cash collections from investments exceeding purchases of portfolio investments of $216.9 million. In addition, our financing activities used net cash of $129.4 million, consisting of net repayments under the February 2019 Credit Facility of $364.0 million, dividends paid in the amount of $55.1 million and share repurchases of $3.0 million, partially offset by net proceeds of $292.8 million from the issuance of the February 2029 Notes. As of June 30, 2024, we had $84.4 million of cash and foreign currencies on hand, including $15.0 million of restricted cash.
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
As of June 30, 2024, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $139.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 7.431% (one month SOFR of 5.331%), borrowings denominated in Swedish kronor of kr12.8 million ($1.2 million U.S. dollars) with an interest rate of 5.750% (one month STIBOR of 3.750%), borrowings denominated in British pounds sterling of £57.6 million ($72.8 million U.S. dollars) with an interest rate of 7.233% (one month SONIA of 5.200%) and borrowings denominated in Euros of €128.6 million ($137.8 million U.S. dollars) with an interest rate of 5.625% (one month EURIBOR of 3.625%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2024, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $350.8 million. See “Note 5. Borrowings — February 2019 Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of June 30, 2024, we were in compliance with all covenants under the August 2020 NPA.
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

As of June 30, 2024, the fair value of the outstanding August 2025 Notes was $48.5 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2024, we were in compliance with all covenants under the November 2020 NPA.
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
As of June 30, 2024, the fair value of the outstanding Series B Notes and the Series C Notes was $60.3 million and $104.9 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2024, we were in compliance with all covenants under the February 2021 NPA.
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
As of June 30, 2024, the fair value of the outstanding Series D Notes and the Series E Notes was $75.0 million and $62.9 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of June 30, 2024, the fair value of the outstanding November 2026 Notes was $320.2 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February 2029 Notes
On February 7, 2024, we entered into an underwriting agreement among us, Barings LLC, and Wells Fargo Securities, LLC, SMBC Nikko Securities America, Inc., BMO Capital Markets Corp., and Fifth Third Securities, Inc., in connection with the issuance and sale of $300.0 million in aggregate principal amount of our 7.000% senior unsecured notes due February 15, 2029 (the “February 2029 Notes”). The February 2029 Notes offering closed on February 12, 2024 and the February 2029 Notes were issued under a Second Supplemental Indenture, dated February 12, 2024, between us and the Trustee, to the Base Indenture (the “Second Supplemental Indenture,” and together with the Base Indenture, the “February 2029 Notes Indenture”).
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
As of June 30, 2024, the fair value of the outstanding February 2029 Notes was $294.4 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 7.00% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(5.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Share Repurchase Program
On February 23, 2023, our Board authorized a 12-month share repurchase program. Under the program, we were able to repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program terminated on March 1, 2024. The program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the program. During the six months ended June 30, 2024, we did not repurchase any shares pursuant to the authorized program.
On February 22, 2024, our Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the six months ended June 30, 2024, we repurchased a total of 309,078 shares of common stock in the open market under the authorized program at an average price of $9.76 per share, including brokerage commissions.
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
Recent Developments
Subsequent to June 30, 2024, we made approximately $55.9 million of new commitments, of which $45.6 million closed and funded. The $45.6 million of investments consists of $45.3 million of first lien senior secured debt investments and $0.3 million of equity investments. The weighted average yield of the debt investments was 10.7%. In addition, we funded $8.5 million of previously committed revolvers and delayed draw term loans.
On August 7, 2024, the Board declared a quarterly distribution of $0.26 per share payable on September 11, 2024 to holders of record as of September 4, 2024.
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
As of June 30, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 199% of our total net assets, as compared to approximately 208% of our total net assets as of December 31, 2023.
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
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan, or Loan Origination Fees, are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection to revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,763	$1,749	$3,449	$3,420
Management, valuation and other fees	396	601	840	1,194
Royalty income	75	—	75	—
Total Recurring Fee and Other Income	2,234	2,350	4,364	4,614
Non-Recurring Fee and Other Income:
Prepayment fees	271	329	272	329
Acceleration of unamortized loan origination fees	1,290	328	2,024	674
Advisory, loan amendment and other fees	(26)	1,294	582	1,984
Total Non-Recurring Fee and Other Income	1,535	1,951	2,878	2,987
Total Fee and Other Income	$3,769	$4,301	$7,242	$7,601
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

Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2024 and December 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$461	$634
AD Bidco, Inc.(1)	Delayed Draw Term Loan	3,522	—
AD Bidco, Inc.(1)	Revolver	1,303	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	407	419
AirX Climate Solutions, Inc.(1)	Delayed Draw Term Loan	1,179	1,179
AirX Climate Solutions, Inc.(1)	Revolver	276	482
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,191	1,634
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)(2)	Revolver	—	436
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	321	343
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,202	2,221
Arc Education(1)(3)	Delayed Draw Term Loan	1,253	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	373	541
ASC Communications, LLC(1)	Revolver	1,089	1,089
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	284	604
ATL II MRO Holdings, Inc.(1)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,276	1,304
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.(1)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	—	2,007
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	4,629	—
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	647	667
Bounteous, Inc.(1)	Delayed Draw Term Loan	—	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	136	140
BrightSign LLC(1)	Revolver	266	443
CAi Software, LLC(1)(2)	Revolver	2,523	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	113	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	1,390	1,985
Cascade Residential Services LLC(1)	Revolver	265	331
Catawba River Limited(1)(2)(4)	Structured Junior Note	—	13,971
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	3,490	—
CCFF Buyer, LLC(1)	Revolver	1,047	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	2,734
Comply365, LLC(1)	Revolver	1,101	1,101
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	421	434
CSL Dualcom(1)(4)	Capex / Acquisition Term Loan	149	150
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Revolver	429	339

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Dune Group(1)(2)(3)	Delayed Draw Term Loan	425	439
Eclipse Business Capital, LLC(1)	Revolver	14,364	17,182
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	585	—
EMI Porta Holdco LLC(1)(2)	Revolver	2,729	403
eShipping, LLC(1)	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,650	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
Faraday(1)(2)(3)	Delayed Draw Term Loan	960	990
Finexvet(1)(2)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	519	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	496	—
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	663	—
Fortis Payment Systems, LLC(1)(2)	Revolver	625	—
GB Eagle Buyer, Inc.(1)	Revolver	2,581	2,581
Global Academic Group Limited(1)(2)(7)	Term Loan	398	414
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	51	—
Graphpad Software, LLC(1)	Delayed Draw Term Loan	2,326	—
Graphpad Software, LLC(1)	Revolver	872	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	53	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	263	—
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	163	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	230	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA Invest(1)(3)	Delayed Draw Term Loan	558	575
HemaSource, Inc.(1)	Revolver	1,804	1,421
HomeX Services Group, LLC(1)	Delayed Draw Term Loan	785	845
HomeX Services Group, LLC(1)	Revolver	338	338
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)(2)	Revolver	1,364	1,364
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	165	—
Ice House America, L.L.C.(1)	Revolver	212	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	266
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	1,872
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	602	620
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
InvoCare Limited(1)(5)	Delayed Draw Term Loan	378	387
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	170	656
ISTO Technologies II, LLC(1)	Revolver	714	714
ITI Intermodal, Inc.(1)(2)	Revolver	1,031	1,157
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,083	1,125
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	153

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	2,830
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	608	626
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	—	18
LeadsOnline, LLC(1)	Revolver	2,603	2,187
Lifestyle Intermediate II, LLC(1)(2)	Revolver	—	2,500
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	107	109
Marshall Excelsior Co.(1)	Revolver	55	221
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	1,391	—
MB Purchaser, LLC(1)(2)	Revolver	309	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	276	276
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	4,822	—
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	525	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	737	773
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	954	974
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	557	562
Narda Acquisitionco., Inc.(1)	Revolver	1,311	1,311
NAW Buyer LLC(1)(2)	Delayed Draw Term Loan	5,876	5,876
NAW Buyer LLC(1)(2)	Revolver	1,894	1,515
NeoxCo(1)(3)	Delayed Draw Term Loan	482	497
Next HoldCo, LLC(1)	Delayed Draw Term Loan	1,891	1,891
Next HoldCo, LLC(1)	Revolver	733	733
NF Holdco, LLC(1)(2)	Revolver	663	663
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	—	809
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	464	479
OA Buyer, Inc.(1)	Revolver	1,220	1,331
OAC Holdings I Corp(1)	Revolver	1,057	1,370
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	4,426	5,345
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,109	1,109
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)	Delayed Draw Term Loan	1,970	1,970
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,256	4,807
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(3)	Acquisition Facility	1,661	1,712
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	935	935
Process Insights Acquisition, Inc.(1)	Revolver	—	1,014
Process Insights Acquisition, Inc.(1)	Revolver	710	—
ProfitOptics, LLC(1)(2)	Revolver	121	210
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	504	656
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	200	206
Qualified Industries, LLC(1)	Revolver	242	242
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682	1,682
R1 Holdings, LLC(1)	Revolver	1,947	1,947
RA Outdoors, LLC(1)(2)	Revolver	—	438
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	2,785	3,412
Randys Holdings, Inc.(1)	Revolver	1,515	1,326

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
REP SEKO MERGER SUB LLC(1)(2)	Revolver	209	—
Rhondda Financing No. 1 DAC(1)(4)	Structured Junior Note	—	4,707
Rocade Holdings LLC(1)	Preferred Equity	17,500	17,500
Rock Labor, LLC(1)	Revolver	1,103	1,103
Royal Buyer, LLC(1)	Revolver	1,748	1,340
Royal Buyer, LLC(1)	Delayed Draw Term Loan	315	922
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	—	3,333
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
Sanoptis S.A.R.L.(1)(2)(3)	CAF Term Loan	—	1,458
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Revolver	781	1,065
Scaled Agile, Inc.(1)(2)	Revolver	179	280
Scout Bidco B.V.(1)(2)(3)	Revolver	621	640
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,143	2,209
Security Holdings B.V.(1)(2)(3)	Revolver	1,072	1,105
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	599	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	503	1,007
Smartling, Inc.(1)	Revolver	1,176	1,176
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	3,440	3,440
SmartShift Group, Inc.(1)	Revolver	1,651	1,651
Solo Buyer, L.P.(1)	Revolver	1,596	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	231	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	2,614	4,119
Superjet Buyer, LLC(1)(2)	Delayed Draw Term Loan	4,732	—
Superjet Buyer, LLC(1)(2)	Revolver	2,432	1,369
SVI International LLC(1)(2)	Delayed Draw Term Loan	74	—
SVI International LLC(1)(2)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	391
Tank Holding Corp(1)	Delayed Draw Term Loan	509	614
Tank Holding Corp(1)	Revolver	873	640
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	251	—
Techone B.V.(1)(2)(3)	Revolver	509	315
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,470	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,825
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	3,229
The Hilb Group, LLC(1)	Delayed Draw Term Loan	—	313
Trader Corporation(1)(6)	Revolver	342	354
Trintech, Inc.(1)	Revolver	383	383
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	1,350

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	799	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	82	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	663	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	465	479
USLS Acquisition, Inc.(f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,407	2,540
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	2,500	2,500
Whitcraft Holdings, Inc.(1)	Revolver	742	1,760
Whitcraft Holdings, Inc.(1)	Delayed Draw Term Loan	4,081	—
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, Inc.(1)(2)	Line of Credit	1,065	680
World 50, Inc.(1)	Revolver	973	—
WWEC Holdings III Corp(1)(2)	Revolver	2,484	2,019
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	1,573	2,704
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	2,932
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	410	—
ZB Holdco LLC(1)(2)	Revolver	575	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	2,667
Total unused commitments to extend financing		$279,672	$305,903
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both June 30, 2024 and December 31, 2023, we had guaranteed €9.9 million ($10.6 million U.S. dollars and $10.9 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto, that mature in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We currently, and may in the future, hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
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
As of June 30, 2024, approximately $1,818.2 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of June 30, 2024, approximately $650.8 million (principal amount) of our borrowings bore interest at variable rates (approximately 47.3% of our total borrowings as of June 30, 2024) under the February 2019 Credit Facility and the February 2029 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the February 2019 Credit Facility and the February 2029 Notes.

Based on our June 30, 2024 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$54,545	$19,525	$35,020
Up 200 basis points	36,363	13,016	23,347
Up 100 basis points	18,182	6,508	11,674
Down 25 basis points	(4,545)	(1,627)	(2,918)
Down 50 basis points	(9,091)	(3,254)	(5,837)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of June 30, 2024, we had U.S. dollar borrowings of $139.0 million outstanding under the February 2019 Credit Facility with an interest rate of 7.431% (one month SOFR of 5.331%), borrowings denominated in Swedish kronor of 12.8kr million ($1.2 million U.S. dollars) with an interest rate of 5.750% (one month STIBOR of 3.750%), borrowings denominated in British pounds sterling of £57.6 million ($72.8 million U.S. dollars) with an interest rate of 7.233% (one month SONIA of 5.200%) and borrowings denominated in Euros of €128.6 million ($137.8 million U.S. dollars) with an interest rate of 5.625% (one month EURIBOR of 3.625%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2024, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 61,569 shares of our common stock for an aggregate of $598,094 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on May 7, 2024.
On February 22, 2024, the Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time. During the three months ended June 30, 2024, we repurchased a total of 193,167 shares of our common stock in the open market under the authorized program at an average price of $9.88 per share, including brokerage commissions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
Appointment of Chief Compliance Officer
On August 7, 2024, the Board appointed Itzbell Branca to serve as Chief Compliance Officer of the Company, effective as of September 1, 2024, to replace Gregory MacCordy, who was serving as Chief Compliance Officer of the Company.
Ms. Branca is a Director in Sales Practices Compliance and assists in the development, maintenance, and management of Barings’ compliance programs and activities relevant to its registered closed-end funds, business development companies, and the Adviser. Ms. Branca has worked in the industry since 2000 and has extensive experience in compliance, regulatory examinations, broker-dealer supervision, and business risk management. Prior to joining Barings in 2019, Ms. Branca worked at LPL Financial in various positions that included Co-Head of Complex Products Supervision. Ms. Branca holds a B.S. in Finance, Marketing and Multinational Business from Florida State University and an M.B.A. from DeVry University. Ms. Branca holds FINRA licenses series 4, 7, 24, 51, 63, and 66.
There is no arrangement or understanding between Ms. Branca and any other person pursuant to which she was appointed as Chief Compliance Officer. Further, with regard to Ms. Branca, there are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

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

10.1
Amendment No. 5 to Senior Secured Revolving Credit Agreement, dated as July 2, 2024, by and among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING, as administrative agent.

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

BARINGS BDC, INC.

Date:	August 7, 2024	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2024	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)