Form 10-Q
period 2024-09-30
Barings BDC, Inc.
filed 2024-11-06
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 6, 2024 was 105,558,938.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,969,767 and $2,053,548 as of September 30, 2024 and December 31, 2023, respectively)	$1,937,200	$1,995,372
Affiliate investments (cost of $372,373 and $378,865 as of September 30, 2024 and December 31, 2023, respectively)	390,239	402,423
Control investments (cost of $104,780 and $103,163 as of September 30, 2024 and December 31, 2023, respectively)	89,275	90,920
Total investments at fair value	2,416,714	2,488,715
Cash (restricted cash of $3,213 and $0 as of September 30, 2024 and December 31, 2023, respectively)	48,881	57,187
Foreign currencies (cost of $16,780 and $13,023 as of September 30, 2024 and December 31, 2023, respectively)	17,113	13,341
Interest and fees receivable	44,379	51,598
Prepaid expenses and other assets	3,841	3,564
Credit support agreements (cost of $58,000 as of both September 30, 2024 and December 31, 2023)	51,200	57,800
Derivative assets	7,563	1
Deferred financing fees	2,567	3,948
Receivable from unsettled transactions	12,820	1,299
Total assets	$2,605,078	$2,677,453
Liabilities:
Accounts payable and accrued liabilities	$3,409	$2,950
Interest payable	12,267	8,450
Administrative fees payable	436	536
Base management fees payable	8,046	8,347
Incentive management fees payable	6,597	7,737
Derivative liabilities	10,039	11,265
Payable from unsettled transactions	988	1,112
Borrowings under credit facility	347,811	719,914
Notes payable (net of deferred financing fees)	1,021,044	720,583
Total liabilities	1,410,637	1,480,894
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 105,558,938 and 106,067,070 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	106	106
Additional paid-in capital	1,849,484	1,854,457
Total distributable earnings (loss)	(655,149)	(658,004)
Total net assets	1,194,441	1,196,559
Total liabilities and net assets	$2,605,078	$2,677,453
Net asset value per share	$11.32	$11.28
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$50,787	$54,365	$158,060	$160,094
Affiliate investments	854	576	2,602	1,415
Control investments	22	464	460	1,210
Total interest income	51,663	55,405	161,122	162,719
Dividend income:
Non-Control / Non-Affiliate investments	1,190	897	3,835	2,555
Affiliate investments	8,651	7,618	26,216	24,084
Total dividend income	9,841	8,515	30,051	26,639
Fee and other income:
Non-Control / Non-Affiliate investments	4,221	2,544	11,161	9,858
Affiliate investments	52	88	321	291
Control investments	16	18	50	101
Total fee and other income	4,289	2,650	11,532	10,250
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,987	3,317	9,714	11,634
Affiliate investments	193	412	712	663
Control investments	622	250	1,698	746
Total payment-in-kind interest income	4,802	3,979	12,124	13,043
Interest income from cash	256	297	715	701
Total investment income	70,851	70,846	215,544	213,352
Operating expenses:
Interest and other financing fees	22,563	21,829	64,419	61,956
Base management fee (Note 2)	8,046	8,315	24,515	24,302
Incentive management fees (Note 2)	6,597	4,618	15,886	24,309
General and administrative expenses (Note 2)	2,427	2,363	7,446	7,546
Total operating expenses	39,633	37,125	112,266	118,113
Net investment income before taxes	31,218	33,721	103,278	95,239
Income taxes, including excise tax expense	1,033	412	1,599	807
Net investment income after taxes	$30,185	$33,309	$101,679	$94,432

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(8,543)	$(16,696)	$(13,465)	$(62,142)
Affiliate investments	—	—	(4,179)	—
Net realized gains (losses) on investments	(8,543)	(16,696)	(17,644)	(62,142)
Foreign currency transactions	508	(330)	902	3,743
Forward currency contracts	(2,859)	(234)	(7,531)	(17,144)
Net realized gains (losses)	(10,894)	(17,260)	(24,273)	(75,543)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	24,957	9,336	25,629	62,108
Affiliate investments	(3,452)	184	(5,691)	13,745
Control investments	(1,496)	(15,999)	(3,262)	(17,665)
Net unrealized appreciation (depreciation) on investments	20,009	(6,479)	16,676	58,188
Credit support agreements	654	(6,450)	(6,600)	1,114
Foreign currency transactions	(9,775)	7,560	(5,234)	(3,406)
Forward currency contracts	(8,159)	7,379	3,213	23,143
Net unrealized appreciation (depreciation)	2,729	2,010	8,055	79,039
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(8,165)	(15,250)	(16,218)	3,496
Benefit from (provision for) income taxes	—	262	—	161
Net increase (decrease) in net assets resulting from operations	$22,020	$18,321	$85,461	$98,089
Net investment income per share — basic and diluted	$0.29	$0.31	$0.96	$0.88
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.21	$0.17	$0.81	$0.91
Dividends / distributions per share:
Total dividends / distributions per share	$0.26	$0.26	$0.78	$0.76
Weighted average shares outstanding — basic and diluted	105,715,277	106,516,166	105,883,524	107,266,074

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2023	Number of Shares	Par Value
Balance, June 30, 2023	106,516,166	$107	$1,845,122	$(637,632)	$1,207,597
Net investment income	—	—	—	33,309	33,309
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(17,260)	(17,260)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	2,010	2,010
Benefit from taxes	—	—	—	262	262
Distributions of net investment income	—	—	—	(27,694)	(27,694)
Balance, September 30, 2023	106,516,166	$107	$1,845,122	$(647,005)	$1,198,224

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2024	Number of Shares	Par Value
Balance, June 30, 2024	105,757,992	$106	$1,851,442	$(649,672)	$1,201,876
Net investment income	—	—	—	30,185	30,185
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(10,894)	(10,894)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	2,729	2,729
Distributions of net investment income	—	—	—	(27,497)	(27,497)
Purchases of shares in repurchase plan	(199,054)	—	(1,958)	—	(1,958)
Balance, September 30, 2024	105,558,938	$106	$1,849,484	$(655,149)	$1,194,441

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2023	Number of Shares	Par Value
Balance, December 31, 2022	107,916,166	$108	$1,855,975	$(663,754)	$1,192,329
Net investment income	—	—	—	94,432	94,432
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(75,543)	(75,543)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	79,039	79,039
Benefit from taxes	—	—	—	161	161
Distributions of net investment income	—	—	—	(81,340)	(81,340)
Purchases of shares in repurchase plan	(1,400,000)	(1)	(10,853)	—	(10,854)
Balance, September 30, 2023	106,516,166	$107	$1,845,122	$(647,005)	$1,198,224

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2024	Number of Shares	Par Value
Balance, December 31, 2023	106,067,070	$106	$1,854,457	$(658,004)	$1,196,559
Net investment income	—	—	—	101,679	101,679
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(24,273)	(24,273)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	8,055	8,055
Distributions of net investment income	—	—	—	(82,606)	(82,606)
Purchases of shares in repurchase plan	(508,132)	—	(4,973)	—	(4,973)
Balance, September 30, 2024	105,558,938	$106	$1,849,484	$(655,149)	$1,194,441

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$85,461	$98,089
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(345,954)	(400,507)
Repayments received / sales of portfolio investments	422,926	273,550
Loan origination and other fees received	5,759	5,852
Net realized (gain) loss on investments	17,644	62,142
Net realized (gain) loss on foreign currency transactions	(902)	(3,743)
Net realized (gain) loss on forward currency contracts	7,531	17,144
Net unrealized (appreciation) depreciation on investments	(16,676)	(58,188)
Net unrealized (appreciation) depreciation of CSAs	6,600	(1,114)
Net unrealized (appreciation) depreciation on foreign currency transactions	5,234	3,406
Net unrealized (appreciation) depreciation on forward currency contracts	(3,213)	(23,143)
Payment-in-kind interest / dividends	(15,847)	(18,270)
Amortization of deferred financing fees	3,473	2,425
Accretion of loan origination and other fees	(8,071)	(6,042)
Amortization / accretion of purchased loan premium / discount	(650)	(1,124)
Payments for derivative contracts	(15,827)	(21,459)
Proceeds from derivative contracts	8,296	4,315
Changes in operating assets and liabilities:
Interest and fees receivable	9,058	(2,743)
Prepaid expenses and other assets	(257)	(641)
Accounts payable and accrued liabilities	(1,083)	4,264
Interest payable	3,816	3,727
Net cash provided by (used in) operating activities	167,318	(62,060)
Cash flows from financing activities:
Borrowings under credit facility	91,500	67,000
Repayments of credit facility	(468,568)	—
Proceeds from notes	300,000	—
Financing fees paid	(7,205)	(2,403)
Purchases of shares in repurchase plan	(4,973)	(10,854)
Cash dividends / distributions paid	(82,606)	(81,340)
Net cash provided by (used in) financing activities	(171,852)	(27,597)
Net increase (decrease) in cash and foreign currencies	(4,534)	(89,657)
Cash and foreign currencies, beginning of period	70,528	139,415
Cash and foreign currencies, end of period	$65,994	$49,758
Supplemental Information:
Cash paid for interest	$52,942	$54,858
Excise taxes paid during the period	$1,936	$1,012
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	7/19	7/25	$7,067	$7,041	$7,067	0.6%	(7)(8)(13)
						7,067	7,041	7,067

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	7.1% Cash, 7.1% PIK	11/22	9/29	12,754	11,875	8,367	0.7%	(3)(7)(33)
						12,754	11,875	8,367

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	1/22	N/A		5,000	6,220	0.5%	(7)(30)
		Class B Convertible Preferred Equity (1,651 shares)	N/A	12/22	N/A		1,667	2,196	0.2%	(7)(30)
							6,667	8,416

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.8% Cash	8/21	8/27	2,500	2,465	2,447	0.2%	(3)(7)(8)(14)
						2,500	2,465	2,447

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	4/22	4/28	12,039	11,923	11,919	1.0%	(7)(8)(13)
		Revolver	SOFR + 5.25%, 10.3% Cash	4/22	4/28	1,844	1,824	1,821	0.2%	(7)(8)(13)(31)
		Common Stock (437,623.30 shares)	N/A	4/22	N/A		438	411	—%	(7)(30)
						13,883	14,185	14,151

Acogroup	Business Services	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.6% PIK	3/22	10/26	7,572	7,370	6,414	0.5%	(3)(7)(8)(11)
						7,572	7,370	6,414

AD Bidco, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.2% Cash	3/24	8/29	10,124	9,888	9,918	0.8%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.2% Cash	3/24	3/30	—	(80)	(72)	—%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.2% Cash	3/24	8/29	—	(30)	(27)	—%	(7)(8)(13)(31)
						10,124	9,778	9,819

ADB Safegate	Aerospace & Defense	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 14.1% PIK	8/21	10/27	7,074	6,945	6,296	0.5%	(3)(7)(8)(13)
						7,074	6,945	6,296

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	5/23	5/30	1,447	1,387	1,444	0.1%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	5/23	5/30	403	379	401	—%	(3)(7)(8)(10)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 13.8% PIK	5/23	11/30	356	341	350	—%	(3)(7)(8)(10)
						2,206	2,107	2,195

Advantage Software Company (The), LLC	Advertising, Printing & Publishing	Class A1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		280	561	—%	(7)(30)
		Class A2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		72	145	—%	(7)(30)
		Class B1 Partnership Units (8,717.76 units)	N/A	12/21	N/A		9	—	—%	(7)(30)
		Class B2 Partnership Units (2,248.46 units)	N/A	12/21	N/A		2	—	—%	(7)(30)
							363	706

Air Canada 2020-2 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	9.0% Cash	9/20	10/25	2,940	2,940	3,014	0.3%
						2,940	2,940	3,014

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	6/21	7/27	$7,698	$7,623	$7,606	0.6%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	6/21	7/27	1,283	1,256	1,283	0.1%	(7)(8)(13)
						8,981	8,879	8,889

AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	11/23	11/29	2,752	2,712	2,710	0.2%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	11/23	6/26	—	(32)	(37)	—%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	11/23	11/29	3,314	3,233	3,304	0.3%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 11.0% Cash	11/23	11/29	—	(16)	—	—%	(7)(8)(12)(31)
						6,066	5,897	5,977

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	4/21	4/29	6,460	6,367	6,460	0.5%	(7)(8)(13)
		Partnership Units (348.68 units)	N/A	4/21	N/A		349	510	—%	(7)(30)
						6,460	6,716	6,970

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.9% Cash	3/24	3/30	4,588	4,283	4,588	0.4%	(3)(7)(8)(11)(31)
						4,588	4,283	4,588

Alpine SG, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.9% Cash	2/22	11/27	23,139	22,680	23,024	1.9%	(7)(8)(13)(29)
						23,139	22,680	23,024

Amalfi Midco	Healthcare	Second Lien Senior Secured Term Loan	15.5% Cash	9/22	10/28	310	301	310	—%	(3)(7)
		Subordinated Loan Notes	2.0% Cash, 9.0% PIK	9/22	9/28	6,091	5,149	5,536	0.5%	(3)(7)
		Class B Common Stock (98,906,608 shares)	N/A	9/22	N/A		1,115	1,327	0.1%	(3)(7)(30)
		Warrants (380,385 units)	N/A	9/22	N/A		4	811	0.1%	(3)(7)(30)
						6,401	6,569	7,984

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	4/23	4/29	1,706	1,671	1,706	0.1%	(7)(8)(12)
		Revolver	SOFR + 5.25%, 10.1% Cash	4/23	4/29	—	(9)	—	—%	(7)(8)(12)(31)
		Common Stock (88,110 shares)	N/A	4/23	N/A		88	113	—%	(7)(30)
						1,706	1,750	1,819

AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	04/31	7,222	3,374	2,542	0.2%	(3)(29)
						7,222	3,374	2,542

AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 12.17%	2/22	10/31	2,000	1,488	1,348	0.1%	(3)(29)
						2,000	1,488	1,348

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	11/21	10/28	3,261	3,189	3,219	0.3%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	4/22	10/28	984	946	972	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.7% Cash	1/23	10/28	1,712	1,590	1,705	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 12.0% Cash	6/22	10/28	1,019	1,019	1,006	0.1%	(3)(7)(8)(13)
						6,976	6,744	6,902

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 8.5% Cash	7/22	7/29	2,567	2,322	2,548	0.2%	(3)(7)(8)(10)
						2,567	2,322	2,548

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.3% Cash	1/20	1/27	$1,955	$1,890	$1,947	0.2%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.3% Cash	10/23	1/27	1,473	1,309	1,473	0.1%	(3)(7)(8)(16)
		Subordinated Senior Unsecured Term Loan	8.0% PIK	1/20	7/27	340	327	321	—%	(3)(7)
						3,768	3,526	3,741

Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 52.97%	2/22	7/27	18,358	3,765	3,953	0.3%	(3)(29)
						18,358	3,765	3,953

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.30%, 11.8% Cash	4/22	3/30	968	1,029	968	0.1%	(3)(7)(8)(20)
						968	1,029	968

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash, 1.5% PIK	9/21	9/27	2,401	2,482	2,043	0.2%	(3)(7)(8)(11)
		Preferred Stock (13 shares)	N/A	9/21	N/A		12	—	—%	(3)(7)(30)
		Common Stock (48 shares)	N/A	9/21	N/A		120	16	—%	(3)(7)(30)
						2,401	2,614	2,059

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	2/21	3/28	3,864	3,909	3,864	0.3%	(3)(7)(8)(17)
						3,864	3,909	3,864

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	3/21	3/29	20,000	19,669	20,000	1.7%	(7)(8)(13)
						20,000	19,669	20,000

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	6,762	6,530	6,426	0.5%	(3)(7)(8)(17)(31)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.7% PIK	12/21	12/28	2,098	2,022	2,012	0.2%	(3)(7)(8)(17)
						8,860	8,552	8,438

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	7/22	7/29	3,896	3,483	3,865	0.3%	(3)(7)(8)(10)(31)
						3,896	3,483	3,865

Arch Global Precision LLC	Industrial Machinery	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	4/19	4/26	8,990	8,989	8,720	0.7%	(7)(8)(13)
						8,990	8,989	8,720

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	10/20	10/27	6,585	6,492	6,170	0.5%	(3)(7)(8)(10)
						6,585	6,492	6,170

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.7% Cash, 3.4% PIK	7/22	7/29	2,007	1,839	1,905	0.2%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.4% PIK	7/22	7/29	134	131	127	—%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 3.4% PIK	7/22	7/29	1,811	1,564	1,698	0.1%	(3)(7)(8)(16)(31)
		Second Lien Senior Secured Term Loan	10.5% PIK	7/22	7/29	843	751	789	0.1%	(3)(7)
		Preferred Stock (41,560 shares)	10.0% PIK	7/22	N/A		60	40	—%	(3)(7)
		Equity Loan Notes (41,560 units)	10.0% PIK	7/22	N/A		60	40	—%	(3)(7)
		Common Stock (464 shares)	N/A	7/22	N/A		1	—	—%	(3)(7)(30)
						4,795	4,406	4,599

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash, 0.50% PIK	6/19	12/26	2,649	2,629	2,546	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash, 0.50% PIK	10/22	12/26	3,301	3,301	3,172	0.3%	(7)(8)(13)
						5,950	5,930	5,718

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	7/22	7/27	$7,530	$7,456	$7,530	0.6%	(7)(8)(12)
		Revolver	SOFR + 4.75%, 10.1% Cash	7/22	7/27	—	(10)	—	—%	(7)(8)(12)(31)
		Class A Units (25,718.20 units)	N/A	7/22	N/A		539	861	0.1%	(7)
						7,530	7,985	8,391

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.5% Cash	11/21	11/28	2,596	2,510	2,596	0.2%	(3)(7)(8)(16)(31)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	11/21	5/31	239	231	239	—%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	11/21	11/28	85	83	85	—%	(3)(7)(8)(10)
						2,920	2,824	2,920

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	11/22	11/28	8,271	8,109	8,196	0.7%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.7% Cash	11/22	11/28	—	(31)	(15)	—%	(7)(8)(13)(31)
						8,271	8,078	8,181

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 10.4% Cash	12/19	12/26	1,562	1,537	1,466	0.1%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	4/21	12/26	899	908	843	0.1%	(3)(7)(8)(17)
						2,461	2,445	2,309

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	2,204	2,200	2,199	0.2%	(3)(7)(8)(19)(31)
						2,204	2,200	2,199

AVSC Holding Corp.	Advertising	First Lien Senior Secured Term Loan	5.0% Cash, 10.0% PIK	11/20	10/26	6,899	6,850	7,045	0.6%
		First Lien Senior Secured Term Loan	SOFR + 3.25%, 8.4% Cash, 0.3% PIK	11/20	3/25	1	—	1	—%	(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	11/20	10/26	2	2	2	—%	(8)(13)
						6,902	6,852	7,048

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	11/21	11/27	4,796	4,735	4,796	0.4%	(7)(8)(13)(31)
		Revolver	SOFR + 5.25%, 10.2% Cash	11/21	11/27	—	(5)	—	—%	(7)(8)(13)(31)
		Subordinated Term Loan	12.0% PIK	11/21	5/28	1,761	1,745	1,749	0.1%	(7)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	254	—%	(7)(30)
						6,557	6,667	6,799

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash	11/21	11/28	3,348	3,257	3,348	0.3%	(3)(7)(8)(11)
						3,348	3,257	3,348

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.4% Cash	7/19	7/26	931	996	931	0.1%	(3)(7)(8)(23)
						931	996	931

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	5,336	5,241	5,176	0.4%	(7)(8)(13)(31)
						5,336	5,241	5,176

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	2/21	2/28	7,812	8,140	7,621	0.6%	(3)(7)(8)(11)
						7,812	8,140	7,621

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	2,599	2,517	1,656	0.1%	(3)(7)(8)(11)(31) (32)
						2,599	2,517	1,656

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BKF Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.0% Cash	8/24	7/27	$8,179	$8,021	$8,015	0.7%	(7)(8)(12)
		Revolver	SOFR + 5.21%, 10.0% Cash	8/24	7/27	—	(57)	(59)	—%	(7)(8)(12)
		Common Stock (1,004,467 shares)	N/A	8/24	N/A		1,004	1,004	0.1%	(7)
						8,179	8,968	8,960

BNI Global, LLC	Other Industrial	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.9% Cash	2/24	5/27	10,192	9,700	10,008	0.8%	(7)(8)(9)
						10,192	9,700	10,008

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	8/21	8/27	4,116	4,074	4,116	0.3%	(7)(8)(13)
						4,116	4,074	4,116

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	3/23	7/29	14,148	13,449	12,978	1.1%	(7)(8)(13)
						14,148	13,449	12,978

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	7/22	9/27	27,200	27,200	28,347	2.4%	(7)
		Preferred Stock- Series A (14,618 shares)	7.0% PIK	7/22	N/A		16,125	14,431	1.2%
						27,200	43,325	42,778

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.6% Cash	10/21	10/28	2,313	2,316	2,284	0.2%	(3)(7)(8)(11)(31)
						2,313	2,316	2,284

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/21	10/27	4,669	4,645	4,669	0.4%	(7)(8)(12)
		Revolver	SOFR + 5.75%, 10.4% Cash	10/21	10/27	1,019	1,012	1,019	0.1%	(7)(8)(12)(31)
		LLC units (1,107,492.71 units)	N/A	10/21	N/A		1,107	1,174	0.1%	(7)
						5,688	6,764	6,862

British Airways 2020-1 Class B Pass Through Trust	Structured Products	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	515	515	539	—%
						515	515	539

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 6.75%, 12.7% Cash	12/20	12/27	15,670	15,512	15,670	1.3%	(3)(7)(8)(17)
						15,670	15,512	15,670

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.2% Cash	2/22	12/28	2,777	2,758	2,542	0.2%	(8)(13)(29)
						2,777	2,758	2,542

Brown Machine Group Holdings, LLC	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	10/18	10/25	6,088	6,088	5,747	0.5%	(7)(8)(13)
						6,088	6,088	5,747

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.2% Cash	7/22	7/30	4,545	4,400	4,545	0.4%	(7)(8)(14)
		LP Units (455 units)	N/A	7/22	N/A		455	441	—%	(7)(30)
						4,545	4,855	4,986

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 12.8% Cash	6/22	6/26	10,354	9,568	10,395	0.9%	(7)(8)(10)
						10,354	9,568	10,395

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	12/21	12/28	11,209	11,031	11,032	0.9%	(7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	7/22	12/28	1,353	1,337	1,331	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.25%, 10.1% Cash	12/21	12/28	1,261	1,222	1,222	0.1%	(7)(8)(13)(31)
						13,823	13,590	13,585

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Caldwell & Gregory LLC	Services: Business	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	9/24	9/27	$18,750	$18,413	$18,413	1.5%	(7)(8)(13)(31)
		Revolver	SOFR + 5.00%, 9.6% Cash	9/24	9/27	—	(38)	(38)	—%	(7)(8)(13)(31)
						18,750	18,375	18,375

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CORRA + 7.0% PIK, 11.8% PIK	6/21	12/26	1,687	1,860	332	—%	(3)(7)(8)(22)(32)
		Super Senior Secured Term Loan	15.0% PIK	4/24	12/26	41	36	157	—%	(3)(7)(31)
		Common Stock (14.37 shares)	N/A	8/24	N/A		—	—	—%	(3)(7)
		Class A Equity (500,000 units)	N/A	5/22	N/A		389	—	—%	(3)(7)(30)
		Class C - Warrants (74,712.64 units)	N/A	5/22	N/A		—	—	—%	(3)(7)(30)
		Class X Equity (45,604 units)	N/A	5/22	N/A		35	—	—%	(3)(7)(30)
						1,728	2,320	489

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.1% Cash	4/22	4/27	4,318	4,282	4,266	0.4%	(3)(7)(8)(13)
		LLC Units (681,818 units)	N/A	4/22	N/A		682	770	0.1%	(3)(7)(30)
						4,318	4,964	5,036

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/23	10/29	4,019	3,919	3,941	0.3%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/23	10/29	66	59	61	—%	(7)(8)(13)(31)
						4,085	3,978	4,002

Catawba River Limited	Finance Companies	Structured - Junior Note	N/A	10/22	10/28	5,231	4,442	2,977	0.2%	(3)(7)
						5,231	4,442	2,977

CCFF Buyer, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.8% Cash	2/24	02/30	3,840	3,705	3,766	0.3%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 10.8% Cash	2/24	02/30	—	(19)	(10)	—%	(7)(8)(13)(31)
		LLC Units (233 units)	N/A	2/24	N/A		233	287	—%	(7)(30)
						3,840	3,919	4,043

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	5/20	5/27	3,229	2,937	3,177	0.3%	(3)(7)(8)(10)
						3,229	2,937	3,177

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	10/21	10/28	3,455	3,288	3,379	0.3%	(3)(7)(8)(11)
						3,455	3,288	3,379

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	2/22	2/28	12,822	12,601	12,822	1.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	12/22	2/28	1,361	1,332	1,361	0.1%	(7)(8)(13)
		Revolver	SOFR + 4.50%, 9.4% Cash	2/22	2/28	—	(20)	—	—%	(7)(8)(13)(31)
		Preferred Stock (657 shares)	N/A	2/22	N/A		722	1,546	0.1%	(7)(30)
						14,183	14,635	15,729

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 8.2% Cash, 2.5% PIK	5/19	5/25	10,111	10,091	9,777	0.8%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 8.2% Cash, 2.5% PIK	5/19	5/26	3,765	3,755	3,641	0.3%	(7)(8)(13)
						13,876	13,846	13,418

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CMT Opco Holding, LLC (Concept Machine)	Distributors	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.1% Cash, 0.3% PIK	1/20	1/27	$4,753	$4,737	$3,797	0.3%	(7)(8)(13)
		LLC Units (12,635 units)	N/A	1/20	N/A		506	—	—%	(7)(30)
						4,753	5,243	3,797

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	11/21	11/28	1,303	1,285	1,303	0.1%	(3)(7)(8)(13)
						1,303	1,285	1,303

Coherus Biosciences, Inc.	Biotechnology	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.6% Cash	5/24	5/29	3,991	3,878	3,895	0.3%	(7)(8)(13)
		Royalty Rights	N/A	5/24	8/50		3,790	3,819	0.3%	(7)
						3,991	7,668	7,714

Command Alkon (Project Potter Buyer, LLC)	Software	Class B Partnership Units (33,324.69 units)	N/A	4/20	N/A		—	190	—%	(7)(30)
							—	190

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	4/22	4/28	647	639	637	0.1%	(7)
		LLC Units (46,085.6 units)	N/A	4/22	N/A		125	146	—%	(7)(30)
						647	764	783

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	4/22	4/28	13,129	12,961	13,129	1.1%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	4/22	12/29	5,581	5,480	5,581	0.5%	(7)(8)(12)
		Revolver	SOFR + 5.00%, 10.0% Cash	4/22	4/28	—	(13)	—	—%	(7)(8)(12)(31)
						18,710	18,428	18,710

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 8.8% Cash	10/22	10/29	5,197	4,551	5,150	0.4%	(3)(7)(8)(10)
						5,197	4,551	5,150

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.7% Cash, 0.5% PIK	9/21	9/28	4,992	5,074	4,810	0.4%	(3)(7)(8)(10)(31)
		Class A Units (440 units)	N/A	9/21	N/A		205	220	—%	(3)(7)(30)
		Class B Units (191 units)	N/A	9/21	N/A		446	400	—%	(3)(7)(30)
						4,992	5,725	5,430

CSL DualCom	Tele-communications	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.7% Cash	9/20	9/27	2,159	1,920	2,159	0.2%	(3)(7)(8)(15)(31)
						2,159	1,920	2,159

CTI Foods Holdings Co., LLC	Food & Beverage	First Out Term Loan	SOFR + 10.00%, 15.3% PIK	2/24	5/26	2,758	2,684	2,758	0.2%	(7)(8)(13)
		2024 LIFO Term Loan	SOFR + 10.00%, 15.3% PIK	2/24	5/26	4,051	3,894	4,051	0.3%	(7)(8)(13)
		Second Out Term Loan	SOFR + 12.00%, 17.3% PIK	2/24	5/26	576	576	576	—%	(7)(8)(13)
		Common Stock (19,376 shares)	N/A	2/24	N/A		—	581	—%	(7)(30)
						7,385	7,154	7,966

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	1/21	1/27	2,739	2,713	2,739	0.2%	(7)(8)(13)
		LLC Units (161,290.32 units)	N/A	1/21	N/A		161	303	—%	(7)
						2,739	2,874	3,042

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	11/28	$1,866	$1,835	$1,866	0.2%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	11/28	—	(7)	—	—%	(7)(8)(12)(31)
		Partnership Units (96,153.85 units)	N/A	11/22	N/A		96	113	—%	(7)(30)
						1,866	1,924	1,979

David Wood Baking UK Ltd	Food Products	Second Lien Senior Secured Term Loan	SONIA + 4.00%, 9.1% Cash, 7.0% PIK	4/24	4/29	1,581	1,406	1,491	0.1%	(3)(7)(8)(16)
						1,581	1,406	1,491

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	12/21	12/26	1,602	1,578	1,539	0.1%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.5% Cash	12/21	12/26	347	342	332	—%	(7)(8)(13)(31)
		Class A Units (1,016.1 units)	N/A	4/24	N/A		47	18	—%	(7)(30)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	22	—%	(7)(30)
						1,949	2,022	1,911

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	11/22	9/28	6,968	6,817	6,968	0.6%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.0% Cash	11/22	9/28	—	(9)	—	—%	(7)(8)(13)(31)
						6,968	6,808	6,968

Diversified Packaging Holdings LLC	Business Equipment & Services	Second Lien Senior Secured Term Loan	11.00% Cash, 1.5% PIK	6/24	6/29	726	712	713	0.1%	(7)
		LLC Units (2,769.00 units)	N/A	6/24	N/A		277	285	—%	(7)(30)
						726	989	998

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	4/21	4/28	2,790	2,836	2,790	0.2%	(3)(7)(8)(10)
						2,790	2,836	2,790

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.6% Cash	3/20	3/27	2,373	2,330	2,373	0.2%	(3)(7)(8)(10)
						2,373	2,330	2,373

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 1.66%	2/22	7/29	3,620	1,817	1,411	0.1%	(3)(29)
						3,620	1,817	1,411

Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/30	17,233	3,033	984	0.1%	(3)(29)(30)
						17,233	3,033	984

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.4% Cash	9/21	9/28	129	117	85	—%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash	9/21	9/28	1,434	1,421	1,324	0.1%	(3)(7)(8)(13)
						1,563	1,538	1,409

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	6/22	6/28	1,000	990	997	0.1%	(3)(7)(8)(13)
						1,000	990	997

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	7/21	7/27	14,627	14,462	14,627	1.2%	(7)(8)(13)
						14,627	14,462	14,627

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.9% Cash	11/21	11/29	9,469	9,349	9,461	0.8%	(7)(8)(12)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	376	—%	(7)(30)
						9,469	9,880	9,837

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	3/23	5/28	$796	$776	$784	0.1%	(7)
		Common Stock (163.83 shares)	N/A	3/23	N/A		231	396	—%	(7)(30)
						796	1,007	1,180

Electrical Components International, Inc.	Electrical Equipment	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	5/24	5/29	10,665	10,454	10,451	0.9%	(7)(8)(14)(31)
						10,665	10,454	10,451

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.6% Cash, 2.0% PIK	9/21	9/27	4,899	4,846	4,277	0.4%	(7)(8)(14)
						4,899	4,846	4,277

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	12/21	12/27	12,417	12,271	11,597	1.0%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 10.9% Cash	12/21	12/27	356	324	160	—%	(7)(8)(13)(31)
						12,773	12,595	11,757

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	2/21	1/27	6,704	6,671	6,618	0.6%	(7)(8)(13)
						6,704	6,671	6,618

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	11/21	11/27	3,467	3,428	3,467	0.3%	(7)(8)(12)
		Revolver	SOFR + 5.00%, 10.0% Cash	11/21	11/27	—	(16)	—	—%	(7)(8)(12)(31)
						3,467	3,412	3,467

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.1% Cash, 2.8% PIK	12/22	12/29	1,618	1,497	791	0.1%	(3)(7)(8)(11)(32)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	12/22	12/29	—	(56)	(1,410)	(0.1)%	(3)(7)(8)(11)(31) (32)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	799	781	391	—%	(3)(7)(8)(13)(32)
		First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.7% Cash, 2.8% PIK	12/22	12/29	2,518	2,260	1,231	0.1%	(3)(7)(8)(17)(32)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	716	669	—	—%	(3)(7)(32)
						5,651	5,151	1,003

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	3/22	3/28	1,739	1,830	1,550	0.1%	(3)(7)(8)(19)(31)
						1,739	1,830	1,550

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.1% Cash	7/22	7/28	6,393	6,306	6,092	0.5%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 12.1% Cash	7/22	7/28	141	138	129	—%	(7)(8)(13)(31)
						6,534	6,444	6,221

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	8/20	8/27	1,988	2,077	1,988	0.2%	(3)(7)(8)(9)
						1,988	2,077	1,988

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	1/23	1/30	1,700	1,598	1,667	0.1%	(3)(7)(8)(10)(31)
						1,700	1,598	1,667

Ferrellgas L.P.	Oil & Gas Equipment & Services	Opco Preferred Units (2,886 units)	N/A	3/21	N/A		2,799	2,857	0.2%	(7)
							2,799	2,857

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	11/23	11/30	4,592	4,296	4,564	0.4%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	10.3% PIK	11/23	5/31	2,071	1,946	2,071	0.2%	(3)(7)
						6,663	6,242	6,635

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	2/21	2/28	$1,263	$1,253	$1,263	0.1%	(7)(8)(13)
						1,263	1,253	1,263

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	3/22	3/29	5,050	4,867	4,934	0.4%	(3)(7)(8)(11)
						5,050	4,867	4,934

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (6,582.7 shares)	11.0% PIK	3/22	N/A		9,306	4,805	0.4%	(7)
							9,306	4,805

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.7% Cash	12/20	12/26	4,140	4,106	4,132	0.3%	(7)(8)(12)
						4,140	4,106	4,132

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.3% Cash	5/22	5/30	13,692	13,483	12,761	1.1%	(7)(8)(13)
		LLC Units (966.99 units)	N/A	5/22	N/A		967	551	—%	(7)(30)
						13,692	14,450	13,312

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,879	15,337	1.3%
						16,000	14,879	15,337

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (2,828,286 shares)	N/A	8/22	N/A		2,828	3,648	0.3%	(3)(7)(30)
							2,828	3,648

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	4/22	4/29	235	223	230	—%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.5% Cash	4/22	4/29	1,713	1,635	1,665	0.1%	(3)(7)(8)(16)(31)
						1,948	1,858	1,895

Forest Buyer, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	3/24	3/26	496	485	491	—%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	3/24	3/30	5,642	5,565	5,609	0.5%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.1% Cash	3/24	3/30	—	(7)	—	—%	(7)(8)(13)(31)
		Class A LLC Units (122 units)	N/A	3/24	N/A		122	127	—%	(7)(30)
		Class B LLC Units (122 units)	N/A	3/24	N/A		—	97	—%	(7)(30)
						6,138	6,165	6,324

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	10/22	2/26	8,872	8,757	8,727	0.7%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 10.0% Cash	10/22	2/26	—	(8)	(10)	—%	(7)(8)(13)(31)
						8,872	8,749	8,717

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	5/21	5/27	4,555	4,493	4,510	0.4%	(7)(8)(13)
		Partnership Units (937.5 units)	N/A	5/21	N/A		938	673	0.1%	(7)(30)
						4,555	5,431	5,183

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	8/21	8/28	4,752	4,695	4,752	0.4%	(7)(8)(12)
		LP Interest (1,160.9 units)	N/A	8/21	N/A		12	15	—%	(7)
		LP Units (5,104.3 units)	N/A	8/21	N/A		51	65	—%	(7) (30)
						4,752	4,758	4,832

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	12/22	12/28	$10,556	$10,314	$10,450	0.9%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 10.9% Cash	12/22	12/28	—	(54)	(26)	—%	(7)(8)(13)(31)
		Partnership Units (687 units)	N/A	12/22	N/A		687	1,222	0.1%	(7)(30)
						10,556	10,947	11,646

GCDL LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	8/24	8/27	541	530	529	—%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 10.4% Cash	8/24	8/27	—	(2)	(2)	—%	(7)(8)(13)
		Common Stock (243,243.24 shares)	N/A	8/24	N/A	—	243	243	—%	(7)
						541	771	770

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.4% Cash	7/22	7/27	2,559	2,526	2,538	0.2%	(3)(7)(8)(19)
		First Lien Senior Secured Term Loan	BKBM + 5.50%, 10.2% Cash	7/22	7/27	4,391	4,249	4,352	0.4%	(3)(7)(8)(24)(31)
						6,950	6,775	6,890

Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 9.50%, 9.9% Cash, 4.5% PIK	10/23	10/28	13,321	12,994	12,997	1.1%	(7)(8)(12)
						13,321	12,994	12,997

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	6/22	6/29	480	446	141	—%	(3)(7)(8)(9)(32)
		First Lien Senior Secured Term Loan	10.0% PIK	6/22	6/29	272	266	272	—%	(3)(7)(31)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3)(7)(30)
						752	712	413

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	6/24	06/31	9,535	9,478	9,481	0.8%	(7)(8)(13)(31)
		Revolver	SOFR + 4.75% 9.4% Cash	6/24	06/31	—	(4)	(4)	—%	(7)(8)(13)(31)
						9,535	9,474	9,477

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 8.8% Cash	7/22	7/29	1,009	906	1,009	0.1%	(3)(7)(8)(10)(31)
						1,009	906	1,009

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	10/23	9/30	5,201	4,817	5,107	0.4%	(3)(7)(8)(11)
						5,201	4,817	5,107

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	10/22	10/29	952	867	932	0.1%	(3)(7)(8)(10)(31)
						952	867	932

Gusto Aus BidCo Pty Ltd	Consumer Non-Cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	10/22	10/28	2,374	2,145	2,316	0.2%	(3)(7)(8)(19)(31)
						2,374	2,145	2,316

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	9/22	9/28	722	652	642	0.1%	(3)(7)(8)(19)(31)
						722	652	642

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	13,564	13,405	12,371	1.0%	(7)
						13,564	13,405	12,371

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	11/21	11/27	7,239	7,157	7,239	0.6%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.1% Cash	11/21	11/27	—	(28)	—	—%	(7)(8)(13)(31)
						7,239	7,129	7,239

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	9/19	9/26	3,380	3,676	3,265	0.3%	(3)(7)(8)(11)
						3,380	3,676	3,265

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	10/22	10/29	$5,227	$4,492	$5,227	0.4%	(3)(7)(8)(10)(31)
						5,227	4,492	5,227

HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	8/23	8/29	7,267	7,110	7,238	0.6%	(7)(8)(12)
		Revolver	SOFR + 6.00%, 10.9% Cash	8/23	8/29	—	(37)	(7)	—%	(7)(8)(12)(31)
		Common Stock (101,080 shares)	N/A	8/23	N/A		101	118	—%	(7)(30)
						7,267	7,174	7,349

Herbalife Ltd.	Food Products	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.6% Cash	4/24	4/29	3,376	3,154	3,188	0.3%	(3)(8)(12)
						3,376	3,154	3,188

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	3/21	3/27	3,725	3,691	3,520	0.3%	(7)(8)(13)
						3,725	3,691	3,520

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	11/23	11/29	1,502	1,464	1,502	0.1%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 10.1% Cash	11/23	11/29	—	(6)	—	—%	(7)(8)(13)(31)
						1,502	1,458	1,502

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	4/22	11/28	6,667	6,535	6,629	0.6%	(3)(7)(8)(14)
						6,667	6,535	6,629

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.5% Cash	7/22	7/25	11,091	11,034	10,434	0.9%	(7)(8)(13)(31)
		Revolver	SOFR + 8.50%, 13.5% Cash	7/22	7/25	—	(5)	(68)	—%	(7)(8)(13)(31)
						11,091	11,029	10,366

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/18	5/26	11,081	11,070	11,059	0.9%	(7)(8)(13)
						11,081	11,070	11,059

Hydratech Holdings, Inc.	Distributors	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	9/24	9/27	4,313	4,177	4,175	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 9.6% Cash	9/24	9/27	80	63	62	—%	(7)(8)(13)
						4,393	4,240	4,237

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.63%, 8.9% Cash	9/22	9/29	1,629	1,376	1,615	0.1%	(3)(7)(8)(11)
						1,629	1,376	1,615

Ice House America, L.L.C.	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	1/24	1/30	4,114	4,037	4,049	0.3%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	1/24	1/30	149	141	142	—%	(7)(8)(13)(31)
		LLC Units (2,703 units)	N/A	1/24	N/A		270	287	—%	(7)(30)
						4,263	4,448	4,478

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 8.8% Cash	5/21	5/28	2,790	2,955	2,723	0.2%	(3)(7)(8)(10)
						2,790	2,955	2,723

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.1% Cash	11/21	11/28	2,933	2,920	2,933	0.2%	(3)(7)(8)(11)
						2,933	2,920	2,933

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.2% Cash	4/21	4/28	6,879	7,110	6,783	0.6%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 6.7% Cash	5/23	4/28	1,087	1,019	1,072	0.1%	(3)(7)(8)(25)
						7,966	8,129	7,855

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Innovative XCessories & Services, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.0% Cash	2/22	3/27	$2,869	$2,817	$2,789	0.2%	(8)(13)(29)
						2,869	2,817	2,789

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 8.8% Cash	12/20	12/27	5,173	5,571	5,173	0.4%	(3)(7)(8)(10)
						5,173	5,571	5,173

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	8/22	2/29	67	62	64	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	8/22	8/29	1,646	1,531	1,549	0.1%	(3)(7)(8)(10)(31)
						1,713	1,593	1,613

InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.6% Cash	11/23	11/29	2,162	1,980	2,108	0.2%	(3)(7)(8)(19)(31)
						2,162	1,980	2,108

Isagenix International, LLC	Wholesale	First Lien Senior Secured Term Loan	SOFR + 6.50%, 8.9% Cash, 3.0% PIK	4/23	4/28	892	634	223	—%	(7)(8)(13)(29)
		Common Stock (58,538 shares)	N/A	4/23	N/A		—	—	—%	(7)(29)(30)
						892	634	223

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	10/22	10/29	5,570	4,831	5,459	0.5%	(3)(7)(8)(10)
						5,570	4,831	5,459

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.2% Cash	10/23	10/28	6,735	6,591	6,735	0.6%	(7)(8)(14)
		Revolver	SOFR + 6.00%, 10.2% Cash	10/23	10/28	—	(15)	—	—%	(7)(8)(14)(31)
						6,735	6,576	6,735

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	803	794	785	0.1%	(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	12/21	12/27	12,109	11,846	11,915	1.0%	(7)(8)(14)
		Revolver	SOFR + 6.50%, 10.8% Cash	12/21	12/27	226	201	197	—%	(7)(8)(14)(31)
		Common Stock (7,500.4 shares)	N/A	1/22	N/A		750	727	0.1%	(7)(30)
						13,138	13,591	13,624

Ivanti Software, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.8% Cash	2/22	12/28	6,000	5,989	3,740	0.3%	(8)(13)(29)
						6,000	5,989	3,740

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	11/19	2/29	1,200	1,154	1,200	0.1%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 7.0% Cash, 2.0% PIK	11/19	2/29	1,957	1,939	1,957	0.2%	(3)(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/19	2/29	4,631	4,552	4,632	0.4%	(3)(7)(8)(14)
						7,788	7,645	7,789

JetBlue 2019-1 Class B Pass Through Trust	Structured Products	Structured Secured Note - Class B	8.0% Cash	8/20	11/27	2,774	2,774	2,825	0.2%
						2,774	2,774	2,825

JF Acquisition, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	5/21	7/26	3,749	3,710	3,712	0.3%	(7)(8)(13)
						3,749	3,710	3,712

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	3/22	3/27	3,920	4,152	3,920	0.3%	(3)(7)(8)(24)(31)
						3,920	4,152	3,920

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	2/22	2/28	$3,481	$3,431	$3,481	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.9% Cash	2/22	2/28	—	(5)	—	—%	(7)(8)(13)(31)
		LLC Units (1,018 units)	N/A	2/22	N/A		107	278	—%	(7)
						3,481	3,533	3,759

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/20	11/26	8,518	8,453	8,388	0.7%	(7)(8)(13)
		Partnership Equity (203.2 units)	N/A	11/20	N/A		203	211	—%	(7)(30)
						8,518	8,656	8,599

Keystone Bidco B.V.	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	8/24	9/27	749	730	732	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	8/24	8/31	—	(4)	(4)	—%	(3)(7)(8)(10)
		Revolver	EURIBOR + 5.25%, 8.8% Cash	8/24	9/27	—	—	—	—%	(3)(7)(8)(13)
						749	726	728

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	10/21	10/29	13,190	13,089	13,190	1.1%	(7)(8)(13)
		LLC Units (637,677.11 units)	N/A	10/21	N/A		638	721	0.1%	(7)(30)
						13,190	13,727	13,911

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.3% Cash	12/21	12/28	2,008	1,969	1,891	0.2%	(3)(7)(8)(11)(31)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	6/29	1,869	1,837	1,718	0.1%	(3)(7)
						3,877	3,806	3,609

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	5/22	5/29	727	711	703	0.1%	(3)(7)(8)(14)(31)
		Revolver	SOFR + 5.75%, 10.6% Cash	5/22	11/28	35	35	35	—%	(3)(7)(8)(14)
						762	746	738

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	2/22	2/28	10,095	9,987	10,050	0.8%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 11.5% Cash	2/22	2/28	—	(25)	(11)	—%	(7)(8)(13)(31)
		LLC Units (81,739.2 units)	N/A	2/22	N/A		85	179	—%	(7)
						10,095	10,047	10,218

Learfield Communications, LLC	Broadcasting	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	8/20	6/28	5,476	5,476	5,456	0.5%	(8)(12)
		Common Stock (55,198 shares)	N/A	8/20	N/A		1,921	3,712	0.3%	(30)
						5,476	7,397	9,168

Legal Solutions Holdings	Business Services	Senior Subordinated Loan	16.0% PIK	12/20	3/25	12,319	10,129	—	—%	(7)(28)(32)
						12,319	10,129	—

Lifestyle Intermediate II, LLC	Consumer Goods: Durable	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.6% Cash	2/22	1/26	3,006	3,006	2,765	0.2%	(7)(8)(13)(29)
						3,006	3,006	2,765

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	1/21	12/25	862	860	862	0.1%	(7)(8)(13)
						862	860	862

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.5% Cash, 6.0% PIK	4/22	9/27	8,634	8,535	7,572	0.6%	(7)(8)(13)
						8,634	8,535	7,572

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes	SOFR + 9.03%, 14.3% Cash	2/22	04/34	$5,250	$5,107	$5,083	0.4%	(3)(13)(29)
		Subordinated Structured Notes	Residual Interest, current yield 5.95%	2/22	7/30	13,731	8,162	7,363	0.6%	(3)(29)
						18,981	13,269	12,446

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 3.3% Cash, 6.8% PIK	12/21	12/24	413	374	58	—%	(3)(7)(8)(11)(32)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 3.3% Cash, 6.8% PIK	12/21	12/28	2,188	2,170	413	—%	(3)(7)(8)(11)(32)
		Super Senior Secured Term Loan	6.0% PIK	3/24	3/25	190	184	190	—%	(3)(7)(8)(32)
		Revolver	EURIBOR+ 5.75%, 2.7% Cash, 6.5% PIK	12/21	6/27	54	49	(80)	—%	(3)(7)(8)(11)(32)
						2,845	2,777	581

MB Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	1/24	1/30	2,247	2,186	2,196	0.2%	(7)(8)(12)(31)
		Revolver	SOFR + 4.75%, 9.9% Cash	1/24	1/30	—	(5)	(5)	—%	(7)(8)(12)(31)
		LLC Units (66 units)	N/A	1/24	N/A		68	68	—%	(7)(30)
						2,247	2,249	2,259

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	6/24	6/27	5,131	5,019	5,019	0.4%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	7/21	6/27	4,116	4,069	4,094	0.3%	(7)(8)(14)(31)
		Partnership Units (746.66 units)	N/A	6/21	N/A		747	835	0.1%	(7)(30)
						9,247	9,835	9,948

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.7% Cash	9/24	9/27	4,098	4,037	4,037	0.3%	(7)(8)(15)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	9/24	9/27	1,830	1,803	1,803	0.2%	(7)(8)(13)
		Revolver	SONIA + 4.75%, 9.7% Cash	9/24	9/27	—	(12)	(12)	—%	(7)(8)(15)(31)
		Revolver	SOFR + 4.75%, 9.4% Cash	9/24	9/27	—	(10)	(10)	—%	(7)(8)(13)(31)
						5,928	5,818	5,818

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.7% Cash	2/22	10/27	9,993	9,892	9,581	0.8%	(3)(8)(17)
						9,993	9,892	9,581

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	11/21	11/29	4,421	4,390	2,874	0.2%	(8)(13)
						4,421	4,390	2,874

Megawatt Acquisitionco, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	3/24	3/30	4,170	4,093	3,899	0.3%	(7)(8)(13)
		Revolver	SOFR + 5.25%, 9.9% Cash	3/24	3/30	73	61	30	—%	(7)(8)(13)(31)
		Preferred Stock (1,842 shares)	N/A	3/24	N/A		184	87	—%	(7)(30)
		Common Stock (205 shares)	N/A	3/24	N/A		21	—	—%	(7)(30)
						4,243	4,359	4,016

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	8/22	8/29	2,982	3,147	2,957	0.2%	(3)(7)(8)(27)(31)
		Class A Units (114.4 units)	N/A	8/22	N/A		111	132	—%	(3)(7)(30)
		Class B Units (28,943.8 units)	N/A	8/22	N/A		—	25	—%	(3)(7)(30)
						2,982	3,258	3,114

MI OpCo Holdings, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	7/24	3/28	6,370	5,762	6,243	0.5%	(8)(12)
						6,370	5,762	6,243

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	8/21	8/27	$895	$886	$895	0.1%	(7)(8)(12)
		Partnership Units (76,923 units)	N/A	8/21	N/A		77	104	—%	(7)(30)
						895	963	999

Modern Star Holdings Bidco Pty Limited.	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.5% Cash	12/20	12/26	7,985	8,401	7,985	0.7%	(3)(7)(8)(19)(31)
						7,985	8,401	7,985

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.7% Cash	7/23	7/30	1,993	1,882	1,987	0.2%	(3)(7)(8)(16)(31)
		Common Stock (10,590 shares)	N/A	7/23	N/A		138	197	—%	(3)(7)(30)
						1,993	2,020	2,184

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.3% Cash	11/20	11/27	1,757	1,714	1,757	0.1%	(3)(7)(8)(17)
						1,757	1,714	1,757

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	8/20	8/26	6,923	6,860	6,500	0.5%	(7)(8)(13)
						6,923	6,860	6,500

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.9% Cash	3/22	3/28	19,304	19,685	19,219	1.6%	(3)(7)(8)(19)
						19,304	19,685	19,219

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/21	12/27	5,087	5,036	5,087	0.4%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.4% Cash	12/21	12/27	—	(12)	—	—%	(7)(8)(13)(31)
		Class A Preferred Stock (4,587.38 shares)	N/A	12/21	N/A		459	567	—%	(7)(30)
		Class B Common Stock (509.71 shares)	N/A	12/21	N/A		51	118	—%	(7)(30)
						5,087	5,534	5,772

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	11/22	2/27	2,933	2,889	2,933	0.2%	(7)(8)(12)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	2/21	2/27	2,639	2,625	2,639	0.2%	(7)(8)(12)
						5,572	5,514	5,572

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	9/23	9/29	11,880	11,503	11,880	1.0%	(7)(8)(13)(31)
		Revolver	SOFR + 5.75%, 10.4% Cash	9/23	9/29	—	(39)	—	—%	(7)(8)(13)(31)
		LLC Units (472,512 units)	N/A	9/23	N/A		473	463	—%	(7)(30)
						11,880	11,937	12,343

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	1/23	1/30	2,167	2,048	2,167	0.2%	(3)(7)(8)(11)(31)
						2,167	2,048	2,167

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	11/23	11/30	7,340	7,212	7,340	0.6%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.2% Cash	11/23	11/29	—	(10)	—	—%	(7)(8)(13)(31)
						7,340	7,202	7,340

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	3/23	3/29	6,299	6,146	6,274	0.5%	(7)(8)(13)
		Revolver	SOFR + 6.00%, 11.2% Cash	3/23	3/29	608	583	603	0.1%	(7)(8)(13)(31)
		LP Units (639,510 units)	N/A	3/23	N/A		659	569	—%	(7)(30)
						6,907	7,388	7,446

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.65%, 10.1% Cash	10/21	9/27	$2,431	$2,405	$2,431	0.2%	(7)(8)(13)
						2,431	2,405	2,431

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	9/22	10/29	2,241	1,919	2,216	0.2%	(3)(7)(8)(10)(31)
						2,241	1,919	2,216

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	12/21	12/28	8,323	8,235	8,286	0.7%	(7)(8)(12)
		Revolver	SOFR + 5.25%, 10.2% Cash	12/21	12/28	—	(16)	(6)	—%	(7)(8)(12)(31)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	567	—%	(7)
						8,323	8,430	8,847

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	3/22	3/29	3,548	3,503	3,548	0.3%	(7)(8)(12)
		Revolver	SOFR + 5.00%, 9.9% Cash	3/22	3/28	—	(16)	—	—%	(7)(8)(12)(31)
						3,548	3,487	3,548

Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	549	549	549	—%	(7)(8)
		Takeback Term loan	10.0% Cash	10/23	10/27	2,933	2,933	2,933	0.2%	(7)(8)
		Preferred Stock (243.80 shares)	15.0% PIK	10/23	N/A		1,562	2,734	0.2%	(7)
		Common Stock (186.70 shares)	N/A	10/23	N/A		—	—	—%	(7)(30)
						3,482	5,044	6,216

Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.9% Cash	8/23	7/29	3,930	3,828	4,849	0.4%	(3)(7)(8)(12)
						3,930	3,828	4,849

Offen Inc.	Transportation: Cargo	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	2/22	6/26	3,720	3,683	3,702	0.3%	(7)(12)(29)
						3,720	3,683	3,702

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.9% Cash	6/21	6/28	3,535	3,692	3,475	0.3%	(3)(7)(8)(10)
						3,535	3,692	3,475

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 10.0% Cash	6/21	5/28	3,070	3,172	3,070	0.3%	(3)(7)(8)(17)
						3,070	3,172	3,070

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	6/21	6/28	331	355	331	—%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	6/21	6/28	533	524	533	—%	(3)(7)(8)(13)
						864	879	864

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.2% Cash	12/23	12/30	1,020	975	1,001	0.1%	(3)(7)(8)(10)
						1,020	975	1,001

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	12/21	12/29	13,099	12,913	12,914	1.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	3/23	12/29	1,069	977	994	0.1%	(7)(8)(13)(31)
		Revolver	SOFR + 5.00%, 10.2% Cash	12/21	12/27	—	(19)	(16)	—%	(7)(8)(13)(31)
		LP Units (173,749 units)	N/A	7/22	N/A		174	162	—%	(7)
						14,168	14,045	14,054

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	7/22	7/29	$3,740	$3,445	$3,404	0.3%
						3,740	3,445	3,404

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.4% Cash, 0.8% PIK	12/19	12/26	2,870	2,846	2,864	0.2%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	11/22	10/26	1,500	1,500	1,497	0.1%	(3)(7)(8)(13)
						4,370	4,346	4,361

Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	624	608	606	0.1%	(7)(8)(12)
		LLC Units (29,762 units)	N/A	10/23	N/A	—	298	250	—%	(7)(30)
						624	906	856

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 12.3% Cash	2/20	2/27	2,204	2,137	2,168	0.2%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	2/20	2/27	2,628	2,610	2,586	0.2%	(3)(7)(8)(13)
						4,832	4,747	4,754

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	10/23	8/27	3,008	2,930	2,940	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	8/21	12/24	4,445	4,351	4,341	0.4%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	8/21	8/27	7,338	7,253	7,238	0.6%	(7)(8)(13)(31)
		Class A-2 Partnership Units (28.8 units)	N/A	8/21	N/A		29	50	—%	(7)(30)
						14,791	14,563	14,569

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	5/22	11/28	182	182	179	—%	(3)(7)
		Structured Secured Note - Class B	5.4% Cash	5/22	11/28	182	182	181	—%	(3)(7)
		Structured Secured Note - Class C	5.9% Cash	5/22	11/28	182	182	180	—%	(3)(7)
		Structured Secured Note - Class D	8.5% Cash	5/22	11/28	182	182	180	—%	(3)(7)
		Structured Secured Note - Class E	11.4% Cash	5/22	11/28	9,274	9,274	8,905	0.7%	(3)(7)
						10,002	10,002	9,625

Permaconn BidCo Pty Ltd	Telecommunications	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	12/21	7/29	2,842	2,707	2,837	0.2%	(3)(7)(8)(19)
						2,842	2,707	2,837

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	12/21	12/27	960	949	960	0.1%	(7)(8)(13)
		Revolver	SOFR + 4.75%, 9.5% Cash	12/21	12/27	—	(6)	—	—%	(7)(8)(13)(31)
		Partnership Units (7,409 units)	N/A	12/21	N/A		741	1,116	0.1%	(7)
						960	1,684	2,076

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash, 4.0% PIK	12/21	6/26	52,924	52,314	52,315	4.4%	(7)(8)(13)
		Warrants - Class A (2.55830 units)	N/A	12/21	N/A		—	1,245	0.1%	(7)(30)
		Warrants - Class B (0.86340 units)	N/A	12/21	N/A		—	420	—%	(7)(30)
		Warrants - Class CC (0.08880 units)	N/A	12/21	N/A		—	—	—%	(7)(30)
		Warrants - Class D (0.24710 units)	N/A	12/21	N/A		—	120	—%	(7)(30)
						52,924	52,314	54,100

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	2/22	10/24	$993	$993	$568	—%	(7)(8)(12)(29)
		Common Stock (74 shares)	N/A	2/22	N/A		—	—	—%	(7)(30)
						993	993	568

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 12.2% Cash	5/21	12/26	10,252	10,114	9,979	0.8%	(7)(8)(13)
						10,252	10,114	9,979

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	6/21	12/30	9,431	8,870	9,320	0.8%	(3)(7)(8)(10)(31)
						9,431	8,870	9,320

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.93%, 11.7% Cash	8/21	7/28	2,789	2,737	2,789	0.2%	(3)(7)(8)(14)
						2,789	2,737	2,789

Process Equipment, Inc. (ProcessBarron)	Industrial Air & Material Handling Equipment	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	3/19	9/26	5,372	5,364	5,351	0.4%	(7)(8)(14)
						5,372	5,364	5,351

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	7/23	7/25	—	(9)	—	—%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	7/23	7/29	5,292	5,177	5,292	0.4%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.4% Cash	7/23	7/29	439	418	439	—%	(7)(8)(13)(31)
		Common Stock (281 shares)	N/A	7/23	N/A		281	325	—%	(7)(30)
						5,731	5,867	6,056

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.8% Cash	3/22	3/28	1,621	1,601	1,621	0.1%	(7)(8)(12)
		Revolver	SOFR + 5.75%, 10.8% Cash	3/22	3/28	315	309	315	—%	(7)(8)(12)(31)
		Senior Subordinated Term Loan	8.0% Cash	3/22	3/29	81	81	73	—%	(7)
		LLC Units (241,935.48 units)	N/A	3/22	N/A		161	196	—%	(7)(30)
						2,017	2,152	2,205

Proppants Holding, LLC	Energy: Oil & Gas	LLC Units (1,506,254 units)	N/A	2/22	N/A		—	—	—%	(7)(29)
							—	—

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.3% Cash	3/21	3/28	1,823	1,887	1,768	0.1%	(3)(7)(8)(11)
		Revolver	EURIBOR + 6.50%, 9.7% Cash	3/21	3/27	2,186	2,288	2,115	0.2%	(3)(7)(8)(11)
						4,009	4,175	3,883

Pro-Vision Solutions Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.3% Cash	9/24	9/29	7,767	7,651	7,651	0.6%	(7)(8)(13)
		Revolver	SOFR + 4.50%, 9.3% Cash	9/24	9/29	—	(31)	(31)	—%	(7)(8)(13)
		LLC Units (2,357.5 units)	N/A	9/24	N/A		236	236	—%	(7)
						7,767	7,856	7,856

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.3% Cash	5/22	5/29	912	845	890	0.1%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	5/22	5/29	1,411	1,393	1,382	0.1%	(3)(7)(8)(13)
						2,323	2,238	2,272

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	9/21	9/26	1,913	1,974	1,902	0.2%	(3)(7)(8)(18)
						1,913	1,974	1,902

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	3/23	3/29	$718	$701	$704	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 10.1% Cash	3/23	3/29	—	(5)	(5)	—%	(7)(8)(13)(31)
		Preferred Stock (148 shares)	10.0% PIK	3/23	N/A		144	171	—%	(7)(30)
		Common Stock (303,030 shares)	N/A	3/23	N/A		3	88	—%	(7)(30)
						718	843	958

Questel Unite	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	12/20	12/27	7,059	7,006	7,052	0.6%	(3)(7)(8)(13)
						7,059	7,006	7,052

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	6,127	5,970	6,145	0.5%	(7)(8)(12)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	126	73	126	—%	(7)(8)(12)(31)
						6,253	6,043	6,271

RA Outdoors, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.7% Cash	2/22	4/26	13,314	13,056	12,715	1.1%	(7)(8)(12)(29)
		Revolver	SOFR + 6.75%, 11.7% Cash	2/22	4/26	1,272	1,272	1,221	0.1%	(7)(8)(12)(29)
						14,586	14,328	13,936

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	11/22	11/28	11,035	10,805	11,035	0.9%	(7)(8)(13)(31)
		Revolver	SOFR + 6.25%, 10.9% Cash	11/22	11/28	431	393	431	—%	(7)(8)(13)(31)
		Partnership Units (5,333 units)	N/A	11/22	N/A		533	577	—%	(7)(30)
						11,466	11,731	12,043

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	8/20	7/26	11,324	11,243	11,324	0.9%	(7)(8)(13)
		Partnership Equity (187,235 units)	N/A	3/21	N/A		187	67	—%	(7)(30)
						11,324	11,430	11,391

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	11/21	11/27	4,721	4,656	4,239	0.4%	(7)(8)(13)
		Partnership Equity (202,393.60 units)	N/A	11/21	N/A		202	69	—%	(7)(30)
						4,721	4,858	4,308

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	6/22	12/26	9,843	9,173	6,428	0.5%	(7)(8)(10)(32)
		First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.5% Cash	12/20	12/26	2,020	1,999	1,319	0.1%	(7)(8)(13)(32)
		Revolver	SOFR + 8.00%, 12.7% Cash	6/24	12/26	157	153	157	—%	(7)(8)(13)(31)
						12,020	11,325	7,904

Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Common Stock (38,571 shares)	N/A	3/24	N/A		—	—	—%	(7)(29)(30)
							—	—

Rhondda Financing No. 1 DAC	Finance Companies	Structured - Junior Note	N/A	1/23	01/33	29,350	27,230	29,926	2.5%	(3)(7)
						29,350	27,230	29,926

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	12/21	12/28	2,315	2,263	2,111	0.2%	(3)(7)(8)(10)
						2,315	2,263	2,111

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	9/23	9/29	$6,554	$6,381	$6,426	0.5%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.7% Cash	9/23	9/29	—	(27)	(22)	—%	(7)(8)(13)(31)
		LLC Units (233,871 units)	N/A	9/23	N/A		1,252	1,548	0.1%	(7)(30)
						6,554	7,606	7,952

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	8/22	8/28	8,124	8,011	8,083	0.7%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.6% Cash	8/22	8/28	—	(25)	(9)	—%	(7)(8)(13)(31)
						8,124	7,986	8,074

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	8/24	8/27	26,908	26,512	26,504	2.2%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.7% Cash	8/24	8/27	—	(44)	(45)	—%	(7)(8)(13)
						26,908	26,468	26,459

RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	Class A Preferred Stock (145.347 shares	N/A	2/22	N/A		4	—	—%	(7)(29)(30)
		Class B Preferred Stock (145.347 shares	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
		Class C Preferred Stock 7,844.03 shares	N/A	2/22	N/A		450	61	—%	(7)(29)(30)
		Common Stock (153 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							454	61

Ruffalo Noel Levitz, LLC	Media Services	First Lien Senior Secured Term Loan	SOFR + 2.25%, 7.0% Cash, 4.3% PIK	1/19	12/26	9,772	9,772	8,687	0.7%	(7)(8)(13)
						9,772	9,772	8,687

Russell Investments US Institutional Holdco, Inc.	Capital Markets	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash, 1.5% PIK	4/24	5/27	522	489	494	—%	(7)(8)(13)
						522	489	494

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	12/20	12/26	14,852	14,741	14,703	1.2%	(7)(8)(13)
		Preferred Stock (378.7 shares)	N/A	12/20	N/A		380	500	—%	(7)(30)
						14,852	15,121	15,203

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	6/22	7/29	1,590	1,504	1,546	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.5% Cash	6/22	7/29	2,553	2,196	2,411	0.2%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 7.2% Cash	6/22	7/29	2,181	1,902	2,121	0.2%	(3)(7)(8)(26)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.2% Cash	6/22	7/29	939	876	913	0.1%	(3)(7)(8)(26)
						7,263	6,478	6,991

Sansidor BV	Services: Business	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	9/24	9/27	597	574	573	—%	(3)(7)(8)(13)
						597	574	573

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	3/23	3/28	13,739	13,306	13,522	1.1%	(7)(8)(12)(31)
		Revolver	SOFR + 5.00%, 9.8% Cash	3/23	3/28	520	471	488	—%	(7)(8)(13)(31)
						14,259	13,777	14,010

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	$1,788	$1,768	$1,609	0.1%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	336	332	302	—%	(7)(8)(13)
						2,124	2,100	1,911

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.0% Cash	5/22	5/29	3,566	3,359	3,509	0.3%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	8/23	5/29	443	443	436	—%	(3)(7)(8)(13)
		Revolver	EURIBOR + 5.50%, 9.0% Cash	5/22	5/29	—	(6)	(22)	—%	(3)(7)(8)(10)(31)
						4,009	3,796	3,923

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	5/22	5/29	1,000	925	978	0.1%	(3)(7)(8)(11)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	5/22	5/29	1,643	1,563	1,643	0.1%	(3)(7)(8)(11)
						2,643	2,488	2,621

Serta Simmons Bedding LLC	Home Furnishings	Common Stock (109,127 shares)	N/A	6/23	N/A		1,630	611	0.1%	(30)
							1,630	611

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/22	1/30	34,452	33,576	34,710	2.9%	(3)(7)(8)(13)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	5,448	0.5%	(3)(7)(30)
						34,452	34,776	40,158

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	7/23	7/30	1,899	1,810	1,857	0.2%	(3)(7)(8)(11)(31)
						1,899	1,810	1,857

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	12/20	12/26	7,315	7,247	6,604	0.6%	(7)(8)(13)(31)
						7,315	7,247	6,604

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	11/21	11/27	10,464	10,346	10,464	0.9%	(7)(8)(12)
		Revolver	SOFR + 4.50%, 9.4% Cash	11/21	11/27	—	(12)	—	—%	(7)(8)(12)(31)
						10,464	10,334	10,464

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	9/23	9/29	9,537	9,329	9,537	0.8%	(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	9/23	9/25	3,440	3,413	3,440	0.3%	(7)(8)(14)
		Revolver	SOFR + 5.75%, 11.1% Cash	9/23	9/29	—	(34)	—	—%	(7)(8)(14)(31)
		Common Stock (275 shares)	N/A	9/23	N/A		275	431	—%	(7)(30)
						12,977	12,983	13,408

Smile Brands Group Inc.	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash, 1.0% PIK	10/18	10/25	4,559	4,559	4,126	0.3%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash, 1.0% PIK	12/20	10/25	617	617	558	—%	(7)(8)(13)
						5,176	5,176	4,684

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	12/22	12/29	15,372	15,061	14,727	1.2%	(7)(8)(13)
		Revolver	SOFR + 6.25%, 11.5% Cash	12/22	12/28	399	364	315	—%	(7)(8)(13)(31)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	325	—%	(7)(30)
						15,771	15,941	15,367

Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/31	4,489	1,389	138	—%	(3)(29)(30)
						4,489	1,389	138

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	11/22	3/27	$1,644	$1,622	$1,625	0.1%	(7)(8)(14)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	11/22	5/25	429	420	421	—%	(7)(8)(14)
		Revolver	SOFR + 5.25%, 9.5% Cash	11/22	3/27	—	(2)	(2)	—%	(7)(8)(14)(31)
						2,073	2,040	2,044

SPATCO Energy Solutions, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR +5.00%, 10.3% Cash	7/24	3/30	6,959	6,792	6,787	0.6%	(7)(8)(13)(31)
		Revolver	SOFR + 5.00%, 10.3% Cash	7/24	3/30	—	(23)	(24)	—%	(7)(8)(13)(31)
		Common Stock (274,229 shares)	N/A	7/24	N/A		274	274	—%	(7)
						6,959	7,043	7,037

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.1% Cash	10/22	10/28	11,571	11,336	11,114	0.9%	(7)(8)(13)(31)
		Revolver	SOFR + 6.00%, 11.1% Cash	10/22	10/28	—	(24)	(48)	—%	(7)(8)(13)(31)
						11,571	11,312	11,066

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.1% Cash	12/20	11/27	4,678	4,482	4,678	0.4%	(3)(7)(8)(16)(31)
						4,678	4,482	4,678

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	8/30	1,027	934	1,005	0.1%	(3)(7)(8)(17)
						1,027	934	1,005

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.2% Cash	10/21	10/28	2,500	2,480	2,500	0.2%	(3)(7)(8)(14)
						2,500	2,480	2,500

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	12/21	12/27	18,109	17,785	17,720	1.5%	(7)(8)(13)(31)
		Revolver	SOFR + 5.50%, 10.1% Cash	12/21	12/27	243	212	201	—%	(7)(8)(13)(31)
						18,352	17,997	17,921

SVI International LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	3/24	3/30	640	627	627	0.1%	(7)(8)(13)(31)
		Revolver	SOFR + 6.75%, 12.1% Cash	3/24	3/30	—	(1)	(1)	—%	(7)(8)(13)(31)
		LLC Units (207,921 units)	N/A	3/24	N/A		208	206	—%	(7)(30)
						640	834	832

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	5/22	N/A		9,560	9,773	0.8%	(7)
							9,560	9,773

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	7/21	7/28	2,785	2,762	2,785	0.2%	(7)
		Common Stock (1,589 shares)	N/A	7/21	N/A		50	83	—%	(7)(30)
						2,785	2,812	2,868

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	3/22	3/28	7,922	7,807	7,792	0.7%	(7)(8)(14)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	5/23	3/28	2,538	2,469	2,493	0.2%	(7)(8)(12)(31)
		Revolver	SOFR + 5.75%, 10.6% Cash	3/22	3/28	618	607	604	0.1%	(7)(8)(12)(31)
						11,078	10,883	10,889

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/25	1,820	1,523	1,820	0.2%	(3)(7)(8)(16)(31)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	—	(9)	—	—%	(3)(7)(8)(16)
						1,820	1,514	1,820

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	5/23	5/28	$717	$704	$702	0.1%	(7)
		Partnership Equity (400,000 units)	N/A	5/23	N/A		400	392	—%	(7)(30)
		Common Stock (79,475.57 shares)	N/A	8/24	N/A		78	78	—%	(7)
						717	1,182	1,172

Technology Service Stream BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50% 10.0% Cash	6/24	1/30	782	724	756	0.1%	(3)(7)(8)(20)(31)
						782	724	756

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.7% Cash	11/21	11/28	3,922	3,812	3,875	0.3%	(3)(7)(8)(10)
		Revolver	EURIBOR + 5.40%, 8.7% Cash	11/21	5/28	—	(25)	(6)	—%	(3)(7)(8)(10)(31)
						3,922	3,787	3,869

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	12/21	12/27	8,487	8,383	8,340	0.7%	(7)(8)(13)
		Revolver	SOFR + 5.00%, 10.2% Cash	12/21	12/27	—	(17)	(26)	—%	(7)(8)(13)(31)
						8,487	8,366	8,314

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	4/22	4/28	282	279	266	—%	(7)
		Partnership Equity (24,358.97 units)	N/A	4/22	N/A		239	137	—%	(7)(30)
						282	518	403

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.9% Cash	10/21	12/27	1,825	1,806	1,825	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.2% Cash	10/21	12/27	824	816	824	0.1%	(7)(8)(13)
		Revolver	SOFR+ 4.25%, 9.2% Cash	10/21	12/27	—	(8)	—	—%	(7)(8)(13)(31)
		Subordinated Term Loan	SOFR + 7.75%, 6.0% Cash, 7.0% PIK	10/21	10/28	3,727	3,684	3,704	0.3%	(7)(8)(14)
						6,376	6,298	6,353

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	12/19	12/26	11,405	11,297	11,390	1.0%	(7)(8)(12)
						11,405	11,297	11,390

The Octave Music Group, Inc.	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	6/24	3/29	3,602	3,602	3,595	0.3%	(8)(13)
		Partnership Equity (676,880.98 units)	N/A	4/22	N/A		677	2,342	0.2%	(7)
						3,602	4,279	5,937

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CORRA + 5.00%, 10.5% Cash	12/22	12/29	4,545	4,444	4,499	0.4%	(3)(7)(8)(21)
		Revolver	CORRA + 5.00%, 10.5% Cash	12/22	12/28	—	(6)	(4)	—%	(3)(7)(8)(21)(31)
						4,545	4,438	4,495

Transportation Insight, LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.2% Cash, 2.50% PIK	8/18	6/27	11,025	11,021	8,677	0.7%	(7)(8)(13)
						11,025	11,021	8,677

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	2/21	2/27	15,609	15,510	14,953	1.3%	(7)(8)(13)
						15,609	15,510	14,953

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	7/23	7/29	6,912	6,735	6,786	0.6%	(7)(8)(12)
		Revolver	SOFR + 5.50%, 10.3% Cash	7/23	7/29	153	139	143	—%	(7)(8)(12)(31)
						7,065	6,874	6,929

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
True Religion Apparel, Inc.	Retail	Preferred Unit (2.8 units)	N/A	2/22	N/A		$—	$—	—%	(7)(29)(30)
		Common Stock (2.71 shares)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							—	—

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.8% Cash	12/22	12/28	$2,061	2,029	2,036	0.2%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.1% Cash	12/23	12/28	622	585	590	—%	(7)(8)(13)(31)
		Revolver	SOFR + 4.75%, 9.8% Cash	12/22	12/28	—	(8)	(7)	—%	(7)(8)(13)(31)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	13	—%	(7)(30)
						2,683	2,611	2,632

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	11/21	12/25	8,202	8,150	7,857	0.7%	(7)(8)(13)
						8,202	8,150	7,857

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	7/21	9/26	4,887	4,846	4,887	0.4%	(7)(8)(12)
						4,887	4,846	4,887

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.5% Cash	12/23	12/30	1,581	1,485	1,539	0.1%	(3)(7)(8)(23)(31)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.4% Cash	7/24	12/30	577	556	564	—%	(3)(7)(8)(10)
						2,158	2,041	2,103

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.3% Cash	9/20	9/27	12,540	11,847	11,737	1.0%	(3)(7)(8)(16)
						12,540	11,847	11,737

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.84%, 9.8% Cash	6/22	6/29	1,000	891	995	0.1%	(3)(7)(8)(15)(31)
						1,000	891	995

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.0% Cash	4/22	3/29	1,820	1,711	1,398	0.1%	(3)(7)(8)(10)(31)
						1,820	1,711	1,398

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.18%, 8.5% Cash	3/23	3/30	2,115	1,963	2,078	0.2%	(3)(7)(8)(10)(31)
						2,115	1,963	2,078

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	11/18	5/26	1,393	1,388	1,324	0.1%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	11/18	11/24	8,813	8,810	8,655	0.7%	(7)(8)(13)
						10,206	10,198	9,979

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.1% Cash, 1.8% PIK	9/20	9/27	1,704	1,752	1,607	0.1%	(3)(7)(8)(10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.3% Cash, 1.8% PIK	2/21	9/27	988	988	931	0.1%	(3)(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 9.9% Cash, 1.8% PIK	2/21	9/27	2,592	2,557	2,445	0.2%	(3)(7)(8)(13)
						5,284	5,297	4,983

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	7/19	5/26	4,783	4,763	4,783	0.4%	(7)(8)(12)
						4,783	4,763	4,783

Velocity Pooling Vehicle, LLC	Automotive	Common Stock (5,591 shares)	N/A	2/22	N/A		72	3	—%	(7)(29)(30)
		Warrants (4,676 units)	N/A	2/22	N/A		60	2	—%	(7)(29)(30)
							132	5

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	3/22	1/29	$4,182	$4,077	$3,784	0.3%	(3)(7)(8)(16)
						4,182	4,077	3,784

Vision Solutions Inc.	Business Equipment & Services	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.8% Cash	2/22	4/29	6,500	6,497	6,053	0.5%	(8)(13)(29)
						6,500	6,497	6,053

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	3,214	3,214	3,154	0.3%	(7)
						3,214	3,214	3,154

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	6/21	6/28	7,369	7,283	7,369	0.6%	(7)(8)(13)
		Partnership Units (16,442.9 units)	N/A	6/21	N/A		164	296	—%	(7)
						7,369	7,447	7,665

VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/27	10,736	2,496	14	—%	(3)(29)(30)
						10,736	2,496	14

VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.00%	2/22	7/28	11,088	2,529	1,261	0.1%	(3)(29)(30)
						11,088	2,529	1,261

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	10/20	6/26	5,857	5,852	5,798	0.5%	(7)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	10/20	6/26	2,747	2,706	2,720	0.2%	(7)(8)(13)
						8,604	8,558	8,518

Watermill-QMC Midco, Inc.	Automotive	Equity (1.62% Partnership Interest)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
							—	—

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.0% Cash	8/23	2/25	52	15	52	—%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.0% Cash	8/23	12/27	2,475	2,437	2,475	0.2%	(7)(8)(13)
						2,527	2,452	2,527

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	9/22	10/29	8,260	7,996	7,847	0.7%	(7)
						8,260	7,996	7,847

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	2/23	2/29	746	746	735	0.1%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	7/24	6/29	905	852	845	0.1%	(7)(8)(13)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	6/24	2/29	8,547	8,274	8,547	0.7%	(7)(8)(13)
		Revolver	SOFR + 6.50%, 11.2% Cash	2/23	2/29	968	913	968	0.1%	(7)(8)(12)(31)
		LP Units (63,087.10 units)	N/A	2/23	N/A		631	852	0.1%	(7)(30)
						11,166	11,416	11,947

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/23	10/30	1,749	1,693	1,742	0.1%	(3)(7)(8)(13)(31)
						1,749	1,693	1,742

Wok Holdings Inc.	Retail	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	2/22	3/26	47	47	46	—%	(8)(13)(29)
						47	47	46

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	12/21	12/27	$6,174	$6,098	$6,113	0.5%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.7% Cash	12/21	12/27	1,177	1,151	1,155	0.1%	(7)(8)(13)(31)
		Preferred Stock (364 shares)	20.0% PIK	4/24	N/A		407	401	—%	(7)
		Common Stock (1,663.30 shares)	N/A	12/21	N/A		1,663	1,035	0.1%	(7)(30)
						7,351	9,319	8,704

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	3/24	3/30	18,932	18,577	18,625	1.6%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 10.6% Cash	3/24	3/30	146	128	130	—%	(7)(8)(13)(31)
						19,078	18,705	18,755

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/22	10/28	2,189	2,189	2,158	0.2%	(7)(8)(13)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/22	10/28	10,063	9,865	9,922	0.8%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 10.4% Cash	10/22	10/28	—	(38)	(35)	—%	(7)(8)(13)(31)
						12,252	12,016	12,045

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	5/22	5/29	9,439	8,649	9,180	0.8%	(3)(7)(8)(16)(31)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.9% Cash	5/22	5/29	312	305	304	—%	(3)(7)(8)(10)
		Subordinated Term Loan	11.0% PIK	5/22	5/29	4,052	3,689	3,923	0.3%	(3)(7)
		Common Stock (45,665,825 shares)	N/A	5/22	N/A		565	613	0.1%	(3)(7)(30)
						13,803	13,208	14,020

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	2/22	2/28	9,211	9,070	9,060	0.8%	(7)(8)(13)
		Revolver	SOFR + 5.50%, 10.3% Cash	2/22	2/28	473	464	459	—%	(7)(8)(13)(31)
		LLC Units (152.69 units)	N/A	2/22	N/A		153	188	—%	(7)
						9,684	9,687	9,707

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.0% Cash	3/22	3/29	5,760	5,566	4,654	0.4%	(3)(7)(8)(16)
		First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	3/22	3/29	731	684	591	—%	(3)(7)(8)(16)
						6,491	6,250	5,245
Subtotal Non–Control / Non–Affiliate Investments (162.1%)*						1,987,065	1,969,767	1,937,200

Affiliate Investments: (4)
Celebration Bidco, LLC	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.6% Cash	12/23	12/30	6,214	6,214	6,214	0.5%	(7)(13)
		Common Stock (1,243,071 shares)	N/A	12/23	N/A		12,177	12,692	1.1%	(7)(30)
						6,214	18,391	18,906

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	7,859	7,510	7,444	0.6%	(7)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,665	15,741	1.3%	(7)
		LLC Units (3,148,007 units)	N/A	11/21	N/A		14,645	15,678	1.3%	(7)(30)
						24,479	37,820	38,863

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.2% Cash	7/21	7/28	6,818	6,744	6,818	0.6%	(7)(12)(31)
		Second Lien Senior Secured Term Loan	7.5% Cash	7/21	7/28	4,545	4,518	4,545	0.4%	(7)
		LLC Units (89,447,396 units)	N/A	7/21	N/A		92,963	136,854	11.5%	(7)
						11,363	104,225	148,217

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry(34)	Investment Type (1) (2) (35)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jocassee Partners LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/19	N/A		$35,158	$40,871	3.4%	(3)(31)
							35,158	40,871

Rocade Holdings LLC	Other Financial	Preferred LP Units (67,500 units)	SOFR + 6.0% PIK, 11.0% PIK	2/23	N/A		79,493	79,504	6.7%	(7)(13)(31)
		Common LP Units (23.8 units)	N/A	2/23	N/A		—	1,076	0.1%	(7)(30)
							79,493	80,580

Sierra Senior Loan Strategy JV I LLC	Joint Venture	89.01% Member Interest	N/A	2/22	N/A		48,441	41,297	3.5%	(3)(7)(29)
							48,441	41,297

Thompson Rivers LLC	Investment Funds & Vehicles	16% Member Interest	N/A	6/20	N/A		24,175	8,587	0.7%	(7)(30)
							24,175	8,587

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	2/21	N/A		24,670	12,918	1.1%	(3)(7)
							24,670	12,918
Subtotal Affiliate Investments (32.7%)*						$42,056	372,373	390,239

Control Investments:(5)
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	First Lien Senior Secured Term Loan	10.0% PIK	2/22	1/25	36,334	9,628	1,381	0.1%	(7)(29)(32)
		First Lien Senior Secured Term Loan	14.4% PIK	2/22	1/25	8,092	7,902	8,092	0.7%	(7)(29)
		LLC Units (44.6 units)	N/A	2/22	N/A		—	—	—%	(7)(29)(30)
						44,426	17,530	9,473

MVC Automotive Group GmbH	Automotive	Bridge Loan	4.5% Cash, 1.5% PIK	12/20	12/24	9,762	9,762	9,762	0.8%	(3)(7)(28)
		Common Equity Interest (18,000 shares)	N/A	12/20	N/A		9,553	7,034	0.6%	(3)(7)(28)(30)
						9,762	19,315	16,796

MVC Private Equity Fund LP	Investment Funds & Vehicles	General Partnership Interest (1,831.4 units)	N/A	3/21	N/A		201	14	—%	(3)(7)(28)(30)
		Limited Partnership Interest (71,790.4 units)	N/A	3/21	N/A		7,959	556	—%	(3)(7)(28)(30)
							8,160	570

Security Holdings B.V.	Electrical Engineering	Bridge Loan	5.0% PIK	12/20	6/26	6,488	6,488	6,486	0.5%	(3)(7)(28)
		Revolver	6.0% Cash	9/23	6/25	3,906	3,818	3,906	0.3%	(3)(7)(28)(31)
		Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	4/21	4/25	2,471	2,526	2,471	0.2%	(3)(7)(28)(31)
		Subordinated Senior Subordinated Term Loan	3.1% PIK	12/20	6/26	11,191	11,191	11,191	0.9%	(3)(7)(28)
		Common Stock Series A (17,100 shares)	N/A	2/22	N/A		560	406	—%	(3)(7)(28)(30)
		Common Stock Series B (1,236 shares)	N/A	12/20	N/A		35,192	37,976	3.2%	(3)(7)(28)(30)
						24,056	59,775	62,436
Subtotal Control Investments (7.5%)*						78,244	104,780	89,275

Total Investments, September 30, 2024 (202.3%)*						$2,107,365	$2,446,920	$2,416,714

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$5,575	February 2029 Notes	$5,575
Total Interest Rate Swaps, September 30, 2024							$5,575

Credit Support Agreements:
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$19,000	$5,400
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	32,200	(12,200)
Total Credit Support Agreements, September 30, 2024			$123,000	$51,200	$(6,800)
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$3,500	$2,369	BNP Paribas SA	10/08/24	$59
Foreign currency forward contract (AUD)	A$68,596	$46,917	HSBC Bank USA	10/08/24	676
Foreign currency forward contract (AUD)	$48,403	A$72,096	BNP Paribas SA	10/08/24	(1,618)
Foreign currency forward contract (AUD)	$965	A$1,411	BNP Paribas SA	01/08/25	(14)
Foreign currency forward contract (AUD)	$46,948	A$68,596	HSBC Bank USA	01/08/25	(678)

Foreign currency forward contract (CAD)	C$625	$459	Bank of America, N.A.	10/07/24	4
Foreign currency forward contract (CAD)	C$8,709	$6,446	BNP Paribas SA	10/07/24	2
Foreign currency forward contract (CAD)	$6,839	C$9,334	HSBC Bank USA	10/07/24	(72)
Foreign currency forward contract (CAD)	$6,461	C$8,709	BNP Paribas SA	01/08/25	(2)

Foreign currency forward contract (DKK)	2,518kr.	$376	HSBC Bank USA	10/07/24	1
Foreign currency forward contract (DKK)	$369	2,518kr.	HSBC Bank USA	10/07/24	(8)
Foreign currency forward contract (DKK)	$385	2,570kr.	HSBC Bank USA	01/08/25	(1)

Foreign currency forward contract (EUR)	€94,494	$105,135	BNP Paribas SA	10/07/24	346
Foreign currency forward contract (EUR)	€3,193	$3,471	Citibank, N.A.	10/07/24	92
Foreign currency forward contract (EUR)	$2,431	€2,190	Bank of America, N.A.	10/07/24	(13)
Foreign currency forward contract (EUR)	$103,034	€94,497	Citibank, N.A.	10/07/24	(2,449)
Foreign currency forward contract (EUR)	$1,119	€1,000	HSBC Bank USA	10/07/24	2
Foreign currency forward contract (EUR)	$105,509	€94,494	BNP Paribas SA	01/08/25	(368)
Foreign currency forward contract (EUR)	$671	€600	HSBC Bank USA	01/08/25	(1)

Foreign currency forward contract (NZD)	NZ$15,226	$9,537	HSBC Bank USA	10/07/24	150
Foreign currency forward contract (NZD)	$9,464	NZ$15,226	Citibank, N.A.	10/07/24	(223)
Foreign currency forward contract (NZD)	$198	NZ$312	Bank of America, N.A.	01/08/25	(1)
Foreign currency forward contract (NZD)	$9,538	NZ$15,226	HSBC Bank USA	01/08/25	(151)

Foreign currency forward contract (NOK)	44,849kr	$4,272	HSBC Bank USA	10/07/24	(14)
Foreign currency forward contract (NOK)	$4,281	44,849kr	HSBC Bank USA	10/07/24	23
Foreign currency forward contract (NOK)	$4,273	44,849kr	HSBC Bank USA	01/08/25	14

Foreign currency forward contract (GBP)	£1,310	$1,712	Bank of America, N.A.	10/07/24	45
Foreign currency forward contract (GBP)	£62,759	$83,647	HSBC Bank USA	10/07/24	535
Foreign currency forward contract (GBP)	$6,455	£4,984	BNP Paribas SA	10/07/24	(231)
Foreign currency forward contract (GBP)	$75,927	£59,086	HSBC Bank USA	10/07/24	(3,328)
Foreign currency forward contract (GBP)	$83,616	£62,759	HSBC Bank USA	01/08/25	(536)

Foreign currency forward contract (SEK)	16,153kr	$1,585	HSBC Bank USA	10/07/24	9
Foreign currency forward contract (SEK)	$1,578	16,153kr	HSBC Bank USA	10/07/24	(16)
Foreign currency forward contract (SEK)	$34	339kr	Bank of America, N.A.	01/08/25	—
Foreign currency forward contract (SEK)	$1,593	16,153kr	HSBC Bank USA	01/08/25	(9)

Foreign currency forward contract (CHF)	5,622Fr.	$6,638	Bank of America, N.A.	10/07/24	30
Foreign currency forward contract (CHF)	$6,392	5,622Fr.	Citibank, N.A.	10/07/24	(276)
Foreign currency forward contract (CHF)	$6,706	5,622Fr.	Bank of America, N.A.	01/08/25	(30)
Total Foreign Currency Forward Contracts, September 30, 2024					$(8,051)

*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. The Company’s external investment adviser, Barings, determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of September 30, 2024 represented 202.3% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 28.8% of total investments at fair value as of September 30, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2024 were as follows:

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.3% Cash)	$6,214	$—	$—	$—	$—	$6,214	$637
	Common Stock (1,243,071 shares)	12,177	—	—	—	515	12,692	—
		18,391	—	—	—	515	18,906	637

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	15,649	70	—	—	22	15,741	1,068
	Subordinated Term Loan (10.0% PIK)	6,868	591	—	—	(15)	7,444	587
	LLC Units (2,407,825 units)	12,160	3,701	—	—	(183)	15,678	—
		34,677	4,362	—	—	(176)	38,863	1,655

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 7.25%, 12.6%, Cash)	5,545	20,742	(19,455)	—	(14)	6,818	590
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	5	—	—	(5)	4,545	260
	LLC units (89,447,396 units)	145,799	—	—	—	(8,945)	136,854	10,906
		155,889	20,747	(19,455)	—	(8,964)	148,217	11,756

Hylan Datacom & Electrical LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.4% Cash)	3,917	172	(3,917)	—	(172)	—	311
	Second Lien Senior Secured Term Loan (SOFR + 3.00%, 8.3% Cash, 7.0% PIK)	4,519	161	(4,680)	—	—	—	181
	Common Stock (102,144 shares)	2,013	—	(1,040)	(4,179)	3,206	—	—
		10,449	333	(9,637)	(4,179)	3,034	—	492

Jocassee Partners LLC	9.1% Member Interest	41,053	—	—	—	(182)	40,871	4,282
		41,053	—	—	—	(182)	40,871	4,282

Rocade Holdings LLC(d)	Preferred LP Units (67,500 units) (SOFR + 6.0% PIK, 11.0% PIK)	73,113	6,380	—	—	11	79,504	6,380
	Common LP Units (23.8 units)	844	—	—	—	232	1,076	—
		73,957	6,380	—	—	243	80,580	6,380

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	39,172	—	—	—	2,125	41,297	1,558
		39,172	—	—	—	2,125	41,297	1,558

Thompson Rivers LLC	16% Member Interest	13,365	—	(4,713)	—	(65)	8,587	—
		13,365	—	(4,713)	—	(65)	8,587	—

Waccamaw River LLC	20% Member Interest	15,470	—	(331)	—	(2,221)	12,918	3,091
		15,470	—	(331)	—	(2,221)	12,918	3,091
Total Affiliate Investments		$402,423	$31,822	$(34,136)	$(4,179)	$(5,691)	$390,239	$29,851
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
September 30, 2024
(Amounts in thousands, except share amounts)

(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2024 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (14.4% PIK)	$7,166	$926	$—	$—	$—	$8,092	$837
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	4,869	—	—	—	(3,488)	1,381	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		12,035	926	—	—	(3,488)	9,473	837

MVC Automotive Group GmbH(d)	Bridge Loan (4.5% Cash, 1.5% PIK)	9,762	—	—	—	—	9,762	444
	Common Equity Interest (18,000 Shares)	15,430	—	—	—	(8,396)	7,034	—
		25,192	—	—	—	(8,396)	16,796	444

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	24	—	—	—	(10)	14	44
	Limited Partnership Interest (71,790.4 units)	981	—	—	—	(425)	556	—
		1,005	—	—	—	(435)	570	44

Security Holdings B.V(d)	Bridge Loan (5.0% PIK)	6,328	158	—	—	—	6,486	243
	Revolver (6.0% Cash)	3,866	—	—	—	40	3,906	288
	Senior Subordinated Term Loan (3.1% PIK)	10,867	324	—	—	—	11,191	185
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK)	2,236	209	—	—	26	2,471	167
	Common Stock Series A (17,100 shares)	311	—	—	—	95	406	—
	Common Stock Series B (1,236 shares)	29,080	—	—	—	8,896	37,976	—
		52,688	691	—	—	9,057	62,436	883

Total Control Investments		$90,920	$1,617	$—	$—	$(3,262)	$89,275	$2,208
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2024 was 3.35300%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2024 was 3.27900%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2024 was 3.10500%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2024 was 4.84570%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2024 was 4.59211%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2024 was 4.25387%.
(15)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2024 was 4.96030%.
(16)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2024 was 4.81560%.
(17)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2024 was 4.64880%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2024 was 4.30210%.
(19)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2024 was 4.43410%.
(20)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2024 was 4.62210%.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)
(21)The interest rate on these loans is subject to 1 Month CORRA, which as of September 30, 2024 was 4.16088%.
(22)The interest rate on these loans is subject to 3 Month CORRA, which as of September 30, 2024 was 3.91955%.
(23)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2024 was 3.08400%.
(24)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2024 was 5.05000%.
(25)The interest rate on these loans is subject to 3 Month SARON, which as of September 30, 2024 was 1.19930%.
(26)The interest rate on these loans is subject to 6 Month SARON, which as of September 30, 2024 was 1.31390%.
(27)The interest rate on these loans is subject to 1 Month NIBOR, which as of September 30, 2024 was 4.64000%.
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
(32)Non-accrual investment.
(33)PIK non-accrual investment.
(34)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	September 30, 2024	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$110,084	4.6%	9.2%
Automotive	52,532	2.2	4.4
Banking, Finance, Insurance and Real Estate	404,997	16.8	34.0
Beverage, Food and Tobacco	36,388	1.5	3.0
Capital Equipment	112,786	4.7	9.4
Chemicals, Plastics, and Rubber	38,852	1.6	3.3
Construction and Building	27,933	1.2	2.3
Consumer goods: Durable	38,378	1.6	3.2
Consumer goods: Non-durable	44,231	1.8	3.7
Containers, Packaging and Glass	37,033	1.5	3.1
Electrical Components & Equipment	10,451	0.4	0.9
Energy: Electricity	12,046	0.5	1.0
Energy: Oil and Gas	2,857	0.1	0.2
Environmental Services	51,828	2.1	4.3
Healthcare & Pharmaceuticals	201,303	8.3	16.9
High Tech Industries	251,487	10.4	21.1
Hotel, Gaming and Leisure	56,771	2.3	4.8
Investment Funds and Vehicles	104,243	4.3	8.7
Media: Advertising, Printing and Publishing	42,754	1.8	3.6
Media: Broadcasting and Subscription	12,437	0.5	1.0
Media: Diversified and Production	64,084	2.7	5.3
Metals and Mining	8,720	0.4	0.7
Services: Business	404,614	16.7	33.9
Services: Consumer	64,362	2.7	5.4
Structured Products	99,341	4.1	8.3
Telecommunications	29,618	1.2	2.5
Transportation: Cargo	82,114	3.4	6.9
Utilities: Electric	14,470	0.6	1.2
Total	$2,416,714	100.0%	202.3%

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)
(35)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
September 30, 2024:
Senior debt and 1st lien notes	$1,659,800	68%	$1,632,057	68%	137%
Subordinated debt and 2nd lien notes	214,860	9	199,971	8	17
Structured products	99,154	4	91,493	4	7
Equity shares	328,635	13	382,531	16	32
Equity warrants	76	—	2,600	—	—
Royalty rights	3,790	—	3,819	—	—
Investments in joint ventures / PE fund	140,605	6	104,243	4	9
	$2,446,920	100%	$2,416,714	100%	202%

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company(6)	Industry (32)	Investment Type (1) (2) (33)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	$1,675	$1,644	$1,638	0.1%	(7)(8)(12)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	—	(6)	(9)	—%	(7)(8)(12)(31)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	41	—%	(7)(30)
						1,675	1,693	1,670

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	9/28	5,944	5,768	5,944	0.5%	(7)(8)(12)(31)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	9/28	90	79	90	—%	(7)(8)(12)(31)
						6,034	5,847	6,034

Distinct Holdings, Inc.	Systems Software	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	4/19	9/24	6,540	6,540	6,416	0.5%	(7)(8)(13)
						6,540	6,540	6,416

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.9% Cash	4/21	4/28	2,762	2,828	2,734	0.2%	(3)(7)(8)(11)
						2,762	2,828	2,734

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	3/20	3/27	2,349	2,324	2,349	0.2%	(3)(7)(8)(10)
						2,349	2,324	2,349

Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 7.9%	2/22	4/34	3,620	2,056	1,647	0.1%	(3)(29)
						3,620	2,056	1,647

Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Structured Notes	Residual Interest, current yield 0.0%	2/22	7/30	17,233	4,791	3,319	0.3%	(3)(29)(30)
						17,233	4,791	3,319

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	9/21	9/28	128	115	115	—%	(3)(7)(8)(10)(31)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	9/21	9/28	1,434	1,419	1,401	0.1%	(3)(7)(8)(13)
						1,562	1,534	1,516

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.5% Cash	6/22	6/28	1,000	988	993	0.1%	(3)(7)(8)(13)
						1,000	988	993

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	7/21	7/27	14,775	14,568	14,479	1.2%	(7)(8)(13)
						14,775	14,568	14,479

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	11/21	11/29	9,469	9,336	8,844	0.7%	(7)(8)(13)
		Partnership Equity (530.92 units)	N/A	11/21	N/A		531	491	—%	(7)(30)
						9,469	9,867	9,335

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	3/23	5/28	781	759	764	0.1%	(7)
		Common Stock (163.83 shares)	N/A	3/23	N/A		231	301	—%	(7)(30)
						781	990	1,065

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	9/21	9/27	4,900	4,835	4,430	0.4%	(7)(8)(13)
						4,900	4,835	4,430

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	12/21	12/27	12,548	12,371	11,155	0.9%	(7)(8)(13)
		Revolver	SOFR + 5.75%, 11.5% Cash	12/21	12/27	2,563	2,524	2,233	0.2%	(7)(8)(13)(31)
						15,111	14,895	13,388

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	2/21	12/25	7,245	7,189	7,245	0.6%	(7)(8)(13)
						7,245	7,189	7,245

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
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, EURIBOR, BBSY, STIBOR, Canadian Dollar Offer Rate (“CDOR”), SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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
(30)Investment is non-income producing.
(31)Position or portion thereof is an unfunded loan or equity commitment.
(32)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$132,498	5.3%	11.1%
Automotive	80,828	3.3	6.7
Banking, Finance, Insurance and Real Estate	401,816	16.1	33.6
Beverage, Food and Tobacco	23,135	0.9	1.9
Capital Equipment	128,706	5.2	10.8
Chemicals, Plastics, and Rubber	35,897	1.5	3.0
Construction and Building	30,387	1.2	2.5
Consumer goods: Durable	47,074	1.9	3.9
Consumer goods: Non-durable	28,210	1.1	2.4
Containers, Packaging and Glass	37,524	1.5	3.1
Energy: Electricity	20,874	0.8	1.7
Energy: Oil and Gas	3,240	0.1	0.3
Environmental Industries	53,484	2.1	4.5
Healthcare & Pharmaceuticals	216,952	8.7	18.1
High Tech Industries	303,082	12.2	25.4
Hotel, Gaming and Leisure	54,256	2.2	4.5
Investment Funds and Vehicles	110,066	4.4	9.2
Media: Advertising, Printing and Publishing	39,447	1.6	3.3
Media: Broadcasting and Subscription	13,277	0.5	1.1
Media: Diversified and Production	64,559	2.6	5.4
Metals and Mining	8,993	0.4	0.8
Services: Business	326,762	13.2	27.3
Services: Consumer	61,409	2.5	5.1
Structured Products	102,922	4.1	8.6
Telecommunications	27,565	1.1	2.3
Transportation: Cargo	96,450	3.9	8.1
Transportation: Consumer	11,951	0.5	1.0
Utilities: Electric	22,696	0.9	1.9
Utilities: Oil and Gas	4,655	0.2	0.4
Total	$2,488,715	100.0%	208.0%

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
Basis of Presentation
The financial statements of the Company include the accounts of Barings BDC, Inc. and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in “Note 3. Investments”, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
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
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective dates for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company determined this guidance will not have a material impact on its consolidated financial statements.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
In November 2023, the FASB issued Accounting Standards Update, 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which applies to all entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The effective dates for the amendments in ASU 2023-07 are for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Share Purchase Programs
On February 23, 2023, the Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, the Company was able to repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2024. The Prior Share Repurchase Program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would have been repurchased under the program. During both the three and nine months ended September 30, 2024, the Company did not repurchase any shares pursuant to the Prior Share Repurchase Program. During the year ended December 31, 2023, the Company repurchased a total of 1,849,096 shares of common stock in the open market under the Prior Share Repurchase Program at an average price of $7.99 per share, including brokerage commissions.
On February 22, 2024, the Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended September 30, 2024, the Company repurchased a total of 199,054 shares of its common stock in the open market under the Share Repurchase Program at an average price of $9.84 per share, including brokerage commissions. During the nine months ended September 30, 2024, the Company repurchased a total of 508,132 shares of its common stock in the open market under the Share Repurchase Program at an average price of $9.79 per share, including brokerage commissions.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and nine months ended September 30, 2024, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $8.0 million and $24.5 million, respectively. For the three and nine months ended September 30, 2023 the Base Management Fees determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement and Barings BDC Advisory Agreement, as applicable, were approximately $8.3 million and $24.3 million, respectively. As of September 30, 2024, the Base Management Fee of $8.0 million for the three months ended September 30, 2024 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Base Management Fee of $8.3 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and nine months ended September 30, 2024, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $6.6 million and $15.9 million, respectively. For the three and nine months ended September 30, 2023, the Income-Based Fees determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement and Barings BDC Advisory Agreement, as applicable, were $4.6 million and $24.3 million, respectively. As of September 30, 2024, the Income-Based Fee of $6.6 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Income-Based Fee of $7.7 million was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three or nine months ended September 30, 2024 or 2023.
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
For the three and nine months ended September 30, 2024, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.4 million and $1.4 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.5 million and $1.6 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of September 30, 2024, the administrative expenses of $0.4 million for the three months ended September 30, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the administrative expenses of $0.5 million incurred for the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2024:
Senior debt and 1st lien notes	$1,659,800	68%	$1,632,057	68%	137%
Subordinated debt and 2nd lien notes	214,860	9	199,971	8	17
Structured products	99,154	4	91,493	4	7
Equity shares	328,635	13	382,531	16	32
Equity warrants	76	—	2,600	—	—
Royalty rights	3,790	—	3,819	—	—
Investment in joint ventures / PE fund	140,605	6	104,243	4	9
	$2,446,920	100%	$2,416,714	100%	202%
December 31, 2023:
Senior debt and 1st lien notes	$1,705,353	67%	$1,670,300	67%	140%
Subordinated debt and 2nd lien notes	256,850	10	238,215	10	20
Structured products	107,314	4	93,038	4	8
Equity shares	320,335	13	374,704	15	31
Equity warrants	76	—	2,392	—	—
Investment in joint ventures / PE fund	145,648	6	110,066	4	9
	$2,535,576	100%	$2,488,715	100%	208%
During the three months ended September 30, 2024, the Company made 11 new investments totaling $88.4 million and made investments in existing portfolio companies totaling $36.6 million. During the nine months ended September 30, 2024, the Company made 30 new investments totaling $195.9 million and made investments in existing portfolio companies totaling $149.9 million.
During the three months ended September 30, 2023, the Company made 10 new investments totaling $64.5 million, made investments in existing portfolio companies totaling $73.4 million. During the nine months ended September 30, 2023, the Company made 25 new investments totaling $156.8 million, made investments in existing portfolio companies totaling $134.2 million, made a $55.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation and made additional investments in joint venture equity portfolio companies totaling $2.5 million.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at September 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	September 30, 2024	Percent of Portfolio	Percent of Total Net Assets	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$110,084	4.6%	9.2%	$132,498	5.3%	11.1%
Automotive	52,532	2.2	4.4	80,828	3.3	6.7
Banking, Finance, Insurance and Real Estate	404,997	16.8	34.0	401,816	16.1	33.6
Beverage, Food and Tobacco	36,388	1.5	3.0	23,135	0.9	1.9
Capital Equipment	112,786	4.7	9.4	128,706	5.2	10.8
Chemicals, Plastics, and Rubber	38,852	1.6	3.3	35,897	1.5	3.0
Construction and Building	27,933	1.2	2.3	30,387	1.2	2.5
Consumer goods: Durable	38,378	1.6	3.2	47,074	1.9	3.9
Consumer goods: Non-durable	44,231	1.8	3.7	28,210	1.1	2.4
Containers, Packaging and Glass	37,033	1.5	3.1	37,524	1.5	3.1
Electrical Components & Equipment	10,451	0.4	0.9	—	—	—
Energy: Electricity	12,046	0.5	1.0	20,874	0.8	1.7
Energy: Oil and Gas	2,857	0.1	0.2	3,240	0.1	0.3
Environmental Services	51,828	2.1	4.3	53,484	2.1	4.5
Healthcare & Pharmaceuticals	201,303	8.3	16.9	216,952	8.7	18.1
High Tech Industries	251,487	10.4	21.1	303,082	12.2	25.4
Hotel, Gaming and Leisure	56,771	2.3	4.8	54,256	2.2	4.5
Investment Funds and Vehicles	104,243	4.3	8.7	110,066	4.4	9.2
Media: Advertising, Printing and Publishing	42,754	1.8	3.6	39,447	1.6	3.3
Media: Broadcasting and Subscription	12,437	0.5	1.0	13,277	0.5	1.1
Media: Diversified and Production	64,084	2.7	5.3	64,559	2.6	5.4
Metals and Mining	8,720	0.4	0.7	8,993	0.4	0.8
Services: Business	404,614	16.7	33.9	326,762	13.2	27.3
Services: Consumer	64,362	2.7	5.4	61,409	2.5	5.1
Structured Products	99,341	4.1	8.3	102,922	4.1	8.6
Telecommunications	29,618	1.2	2.5	27,565	1.1	2.3
Transportation: Cargo	82,114	3.4	6.9	96,450	3.9	8.1
Transportation: Consumer	—	—	—	11,951	0.5	1.0
Utilities: Electric	14,470	0.6	1.2	22,696	0.9	1.9
Utilities: Oil and Gas	—	—	—	4,655	0.2	0.4
Total	$2,416,714	100.0%	202.3%	$2,488,715	100.0%	208.0%
Jocassee Partners LLC
On May 8, 2019, the Company entered into an agreement with South Carolina Retirement Systems Group Trust (“SCRS”) to create and co-manage Jocassee Partners LLC (“Jocassee”), a joint venture, which invests in a highly diversified asset mix including senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. Under Jocassee’s current operating agreement, as amended to date, the Company and SCRS have a capital commitment of $100.0 million and $500.0 million, respectively, of equity capital to Jocassee. Equity contributions will be called from each member on a pro-rata basis, based on their equity commitments.
For the three and nine months ended September 30, 2024, Jocassee declared $15.7 million and $47.1 million in dividends, respectively, of which $1.4 million and $4.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, Jocassee declared $15.7 million and $47.1 million in dividends, respectively, of which $1.4 million and $4.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,162.6 million as of September 30, 2024, as compared to $1,330.5 million as of December 31, 2023. As of September 30, 2024, Jocassee’s investments had an aggregate cost of $1,202.8 million, as compared to $1,375.7 million as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments other than non-accrual debt investments was approximately 9.6% and 9.9%, respectively. As of September 30, 2024 and December 31, 2023, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2024:
Senior debt and 1st lien notes	$1,122,271	93%	$1,105,053	95%
Subordinated debt and 2nd lien notes	20,176	2	20,333	2
Equity shares	449	—	239	—
Equity warrants	—	—	449	—
Investment in joint ventures	47,892	4	24,471	2
Short-term investments	12,030	1	12,030	1
	$1,202,818	100%	$1,162,575	100%
December 31, 2023:
Senior debt and 1st lien notes	$1,284,098	93%	$1,260,183	95%
Subordinated debt and 2nd lien notes	21,728	2	21,262	2
Equity shares	449	—	268	—
Equity warrants	—	—	467	—
Investment in joint ventures	54,563	4	33,450	2
Short-term investments	14,896	1	14,896	1
	$1,375,734	100%	$1,330,526	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at September 30, 2024 and December 31, 2023, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2024		December 31, 2023
Aerospace and Defense	$86,149	7.5%	$82,200	6.3%
Automotive	10,855	0.9	26,087	2.0
Banking, Finance, Insurance and Real Estate	125,185	10.9	121,798	9.3
Beverage, Food and Tobacco	30,731	2.7	30,637	2.3
Capital Equipment	13,351	1.2	17,986	1.4
Chemicals, Plastics, and Rubber	38,367	3.3	37,030	2.8
Construction and Building	20,283	1.8	16,942	1.3
Consumer goods: Durable	26,537	2.3	26,412	2.0
Consumer goods: Non-durable	23,210	2.0	21,850	1.7
Containers, Packaging and Glass	28,120	2.4	26,829	2.0
Energy: Electricity	10,040	0.9	20,250	1.5
Energy: Oil and Gas	11,877	1.0	6,724	0.5
Environmental Industries	6,230	0.5	6,986	0.5
Forest Products & Paper	1,157	0.1	3,605	0.3
Healthcare & Pharmaceuticals	119,185	10.4	141,070	10.7
High Tech Industries	99,252	8.6	174,572	13.3
Hotel, Gaming and Leisure	21,286	1.9	22,834	1.7
Investment Funds and Vehicles	24,471	2.1	33,450	2.5
Media: Advertising, Printing and Publishing	11,515	1.0	12,081	0.9
Media: Broadcasting and Subscription	20,359	1.8	31,201	2.4
Media: Diversified and Production	36,192	3.1	34,391	2.6
Metals and Mining	4,742	0.4	3,863	0.3
Retail	13,377	1.2	13,141	1.0
Services: Business	208,691	18.1	222,610	16.9
Services: Consumer	59,857	5.2	58,632	4.5
Telecommunications	37,829	3.3	36,027	2.7
Transportation: Cargo	45,757	4.0	57,575	4.4
Transportation: Consumer	5,324	0.5	12,613	1.0
Utilities: Electric	10,616	0.9	9,396	0.7
Utilities: Oil and Gas	—	—	6,838	0.5
Total	$1,150,545	100.0%	$1,315,630	100.0%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at September 30, 2024 and December 31, 2023, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2024		December 31, 2023
Australia	$20,778	1.8%	$26,291	2.0%
Austria	6,138	0.5	6,026	0.5
Belgium	21,901	1.9	20,379	1.5
Canada	545	—	3,998	0.3
Denmark	—	—	1,082	0.1
Finland	—	—	2,207	0.2
France	135,790	11.8	137,072	10.4
Germany	49,363	4.4	50,672	3.9
Hong Kong	14,838	1.3	14,162	1.1
Ireland	7,571	0.7	7,445	0.6
Luxembourg	2,297	0.2	1,839	0.1
Netherlands	43,353	3.8	41,260	3.1
Panama	1,460	0.1	1,466	0.1
Singapore	5,000	0.4	4,980	0.4
Spain	2,237	0.2	4,777	0.4
Sweden	3,840	0.3	4,519	0.3
Switzerland	587	0.1	592	—
United Kingdom	120,027	10.4	120,398	9.2
USA	714,820	62.1	866,465	65.8
Total	$1,150,545	100.0%	$1,315,630	100.0%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $179.5 million and $177.7 million outstanding as of September 30, 2024 and December 31, 2023, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $273.3 million and $398.2 million outstanding as of September 30, 2024 and December 31, 2023, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.7 million and $323.5 million outstanding as of September 30, 2024 and December 31, 2023, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of both September 30, 2024 and December 31, 2023, the Company had sold $1,036.1 million of its investments to Jocassee. For both the three and nine months ended September 30, 2024, the Company did not have any sales of its investments to Jocassee. For the three and nine months ended September 30, 2023, the Company realized a loss on the sales of its investments to Jocassee of $0.5 million and $0.3 million, respectively. As of both September 30, 2024 and December 31, 2023, the Company had nil in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
As of September 30, 2024 and December 31, 2023, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	$385,000	$385,000

Total unfunded commitments by Barings BDC, Inc.	$65,000	$65,000
Total unfunded commitments by all members	$215,000	$215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2024. As of September 30, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and nine months ended September 30, 2024, Thompson Rivers declared $7.0 million and $29.5 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2024, the Company recognized $1.1 million and $4.7 million, respectively, of the dividends as a return of capital. For the three and nine months ended September 30, 2023, Thompson Rivers declared $8.0 million and $106.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2023, the company recognized $1.3 million and $16.5 million, respectively, of the dividends as a return of capital.
As of September 30, 2024, Thompson Rivers had $224.6 million in Ginnie Mae early buyout loans and $5.5 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of September 30, 2024, Thompson Rivers had 1,417 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of September 30, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2024:
Federal Housing Administration (“FHA”) loans	$218,501	93%	$208,953	93%
Veterans Affairs (“VA”) loans	16,341	7%	15,647	7%
	$234,842	100%	$224,600	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7%	24,491	7%
	$386,657	100%	$366,731	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $49.5 million and $83.5 million outstanding as of September 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $103.8 million and $170.8 million outstanding as of September 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $32.8 million and $50.0 million outstanding as of September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings BDC, Inc.	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $162.1 million as of both September 30, 2024 and December 31, 2023.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of September 30, 2024. As of September 30, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the three and nine months ended September 30, 2024, Waccamaw River declared $2.3 million and $17.1 million, respectively, in dividends, of which $0.5 million and $3.1 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2024, the Company recognized nil and $0.3 million of the dividends, respectively, as a return of capital. For the three months ended September 30, 2023, Waccamaw River did not declare a dividend. For the nine months ended September 30, 2023, Waccamaw River declared $7.3 million in dividends, of which $1.5 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of September 30, 2024, Waccamaw River had $58.2 million in unsecured consumer loans and $4.0 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of September 30, 2024, Waccamaw River had 8,766 outstanding loans with an average loan size of $8,605, remaining average life to maturity of 36.8 months and weighted average interest rate of 11.9%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $71.0 million outstanding as of December 31, 2023. On April 15, 2024, Waccamaw River’s secured borrowing with JPMorgan Chase Bank, N.A. was terminated and fully repaid. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $51.3 million outstanding as of December 31, 2023. On September 26, 2024, Waccamaw River’s secured borrowing with Barclays Bank PLC was terminated and fully repaid.

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
As of September 30, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc.	$30,280	$30,280
Total contributed capital by all members (1)	$139,020	$139,020

Total unfunded commitments by Barings BDC, Inc.	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $82.0 million of total contributed capital by related parties as of both September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were fully funded as of September 30, 2024.
For the three and nine months ended September 30, 2024, Sierra JV declared $0.8 million and $1.8 million in dividends, respectively, of which $0.7 million and $1.6 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, Sierra JV declared $1.5 million and $4.4 million in dividends, respectively, of which $1.3 million and $3.9 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Sierra JV’s investment portfolio was $40.0 million as of September 30, 2024, as compared to $79.6 million, as of December 31, 2023. As of September 30, 2024, Sierra JV’s investments had an aggregate cost $42.5 million, as compared to $85.3 million as of December 31, 2023. As of both September 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 9.7%. As of September 30, 2024 and December 31, 2023, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2024:
Senior debt and 1st lien notes	$42,464	100%	$39,976	100%
	$42,464	100%	$39,976	100%
December 31, 2023:
Senior debt and 1st lien notes	$85,304	100%	$79,599	100%
	$85,304	100%	$79,599	100%
The industry composition of Sierra JV’s investments at fair value at September 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	September 30, 2024		December 31, 2023
Automotive	$2,781	7.0%	$2,463	3.1%
Banking, Finance, Insurance and Real Estate	—	—	254	0.3
Beverage, Food and Tobacco	3,586	9.0	3,172	4.0
Capital Equipment	—	—	5,271	6.6
Chemicals, Plastics, and Rubber	3,004	7.5	2,942	3.7
Construction and Building	—	—	1,867	2.4
Consumer goods: Durable	324	0.8	1,042	1.3
Environmental Industries	—	—	3,487	4.4
Healthcare & Pharmaceuticals	3,809	9.5	12,880	16.2
High Tech Industries	9,526	23.8	14,661	18.4
Retail	6,101	15.3	6,255	7.9
Services: Business	4,538	11.3	6,798	8.5
Services: Consumer	—	—	8,525	10.7
Transportation: Cargo	6,307	15.8	6,296	7.9
Transportation: Consumer	—	—	3,686	4.6
Total	$39,976	100.0%	$79,599	100.0%

Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which was non-recourse to the Company, had $45.0 million outstanding as of December 31, 2023. On June 27, 2024, Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A. was terminated and fully repaid.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of September 30, 2024 and December 31, 2023, $6.8 million and $5.5 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $22.5 million. The total equity invested in Rocade as of September 30, 2024 was $67.5 million (excluding preferred dividends) and the Company had $17.5 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Rocade in accordance with ASC 946-320, presented as a single investment measured at fair value.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,365,234	Yield Analysis	Market Yield	6.6% – 75.9%	10.5%	Decrease
	48,076	Market Approach	Adjusted EBITDA Multiple	0.5x – 10.5x	7.8x	Increase
	134,738	Recent Transaction	Transaction Price	97.0% – 99.5%	98.3%	Increase
Subordinated debt and 2nd lien notes(2)	127,431	Yield Analysis	Market Yield	8.6% – 18.1%	12.3%	Decrease
	52,566	Market Approach	Adjusted EBITDA Multiple	5.6x – 23.9x	10.4x	Increase
	1,012	Recent Transaction	Transaction Price	98.0% – 100.0%	98.6%	Increase
Structured products(3)	32,903	Yield Analysis	Market Yield	7.6% – 10.3%	8.3%	Decrease
Equity shares(4)	29,008	Yield Analysis	Market Yield	11.2% – 33.5%	15.7%	Decrease
	323,252	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.0x	13.5x	Increase
	1,473	Market Approach	Revenue Multiple	5.5x – 9.0x	6.2x	Increase
	15,677	Discounted Cash Flow Analysis	Discount Rate	14.4%	14.4%	Decrease
	3,649	Net Asset Approach	Liabilities	$(88,826.0)	$(88,826.0)	Decrease
	64	Expected Recovery	Expected Recovery	$0.00 – $61.5	$59.2	Increase
	2,228	Recent Transaction	Transaction Price	$0.98 – $100.00	$11.47	Increase
Equity warrants	2,597	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.6x	7.9x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	3,819	Yield Analysis	Market Yield	20.6% – 26.4%	23.0%	Decrease
(1)Excludes investments with an aggregate fair value amounting to $11,772, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $6,296, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $12,779, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to $2,857, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
During the nine months ended September 30, 2024, two equity positions with an aggregate fair value of $19.2 million transitioned from a market approach to a yield analysis valuation model and one equity position with a fair value of $61.5 thousand transitioned from a market approach to an expected recovery valuation model. In addition, six senior debt and first lien note positions with a fair value of $25.7 million transitioned from a yield analysis to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

During the year ended December 31, 2023, one equity position with a fair value of $5.3 million and six senior debt and first lien note positions with an aggregate fair value of $20.0 million transitioned from a yield analysis to a market approach valuation model. In addition, one senior debt and first lien note position with a fair value of $9.9 million and one structured product position with a fair value of $3.3 million transitioned from a discounted cash flow analysis to a broker quote valuation model. Lastly, one equity position with a fair value of nil transitioned from an expected recovery to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$72,237	$1,559,820	$1,632,057
Subordinated debt and 2nd lien notes	—	12,666	187,305	199,971
Structured products	—	45,811	45,682	91,493
Equity shares	—	4,323	378,208	382,531
Equity warrants	—	—	2,600	2,600
Royalty rights	—	—	3,819	3,819
Investments subject to leveling	$—	$135,037	$2,177,434	$2,312,471
Investment in joint ventures / PE fund (1)				104,243
				$2,416,714

	Fair Value as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$76,503	$1,593,797	$1,670,300
Subordinated debt and 2nd lien notes	—	14,417	223,798	238,215
Structured products	—	50,066	42,972	93,038
Equity shares	132	—	374,572	374,704
Equity warrants	—	—	2,392	2,392
Investments subject to leveling	$132	$140,986	$2,237,531	$2,378,649
Investment in joint ventures / PE fund (1)				110,066
				$2,488,715
(1)The Company’s investments in Jocassee, Sierra JV, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,593,797	$223,798	$42,972	$374,572	$2,392	$—	$2,237,531
New investments	291,822	28,741	48	7,440	—	3,871	331,922
Investment restructuring	(22,249)	—	—	—	—	—	(22,249)
Transfers into (out of) Level 3, net	(5,770)	—	—	(6,269)	—	—	(12,039)
Proceeds from sales of investments	(18,512)	(4,975)	—	(4,238)	—	(81)	(27,806)
Loan origination fees received	(5,463)	(296)	—	—	—	—	(5,759)
Principal repayments received	(271,403)	(62,050)	(1,483)	—	—	—	(334,936)
Payment-in-kind interest / dividends	4,590	1,313	—	8,065	—	—	13,968
Accretion of loan premium / discount	313	83	—	—	—	—	396
Accretion of deferred loan origination revenue	7,391	651	—	—	—	—	8,042
Realized gain (loss)	(19,528)	(5,461)	42	(1,486)	—	—	(26,433)
Unrealized appreciation (depreciation)	4,832	5,501	4,103	124	208	29	14,797
Fair value, end of period	$1,559,820	$187,305	$45,682	$378,208	$2,600	$3,819	$2,177,434

Nine Months Ended September 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,591,356	$234,214	$17,827	$283,067	$1,057	$2,127,521
New investments	232,280	32,722	22,669	68,680	—	356,351
Transfers into (out of) Level 3, net	(18,355)	16,815	—	914	—	(626)
Proceeds from sales of investments	(113,358)	(2,800)	—	(4,367)	—	(120,525)
Loan origination fees received	(5,801)	(51)	—	—	—	(5,852)
Principal repayments received	(93,447)	(44,129)	(1,018)	—	—	(138,594)
Payment-in-kind interest / dividends	3,834	7,803	—	5,331	—	16,968
Accretion of loan premium / discount	427	465	—	—	—	892
Accretion of deferred loan origination revenue	5,380	437	—	—	—	5,817
Realized gain (loss)	(1,029)	(43,902)	—	(3,434)	—	(48,365)
Unrealized appreciation (depreciation)	1,040	42,023	(3,878)	5,430	189	44,804
Fair value, end of period	$1,602,327	$243,597	$35,600	$355,621	$1,246	$2,238,391
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $13.0 million during the nine months ended September 30, 2024 was related to portfolio company investments that were still held by the Company as of September 30, 2024. Pre-tax net unrealized depreciation on Level 3 investments of $5.2 million during the nine months ended September 30, 2023 was related to portfolio company investments that were still held by the Company as of September 30, 2023.
During the nine months ended September 30, 2024, the Company made investments of approximately $272.4 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
ended September 30, 2024, the Company made investments of $73.3 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of September 30, 2024 and December 31, 2023, the Company had eight and four portfolio companies, respectively, with investments that were on non-accrual. As of September 30, 2024, the eight portfolio companies on non-accrual included one portfolio company purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and six portfolio companies originated by Barings. As of December 31, 2023, the four portfolio companies on non-accrual included one portfolio company purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and two portfolio companies originated by Barings.
Interest income from investments in the equity class of a collateralized loan obligation (“CLO”) security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of September 30, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and covenant waiver fees and amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection to revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,743	$1,740	$5,191	$5,160
Management, valuation and other fees	403	518	1,244	1,712
Royalty income	176	—	251	—
Total Recurring Fee and Other Income	2,322	2,258	6,686	6,872
Non-Recurring Fee and Other Income:
Prepayment fees	44	—	316	329
Acceleration of unamortized loan origination fees	855	208	2,880	882
Advisory, loan amendment and other fees	1,068	184	1,650	2,167
Total Non-Recurring Fee and Other Income	1,967	392	4,846	3,378
Total Fee and Other Income	$4,289	$2,650	$11,532	$10,250

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
As of September 30, 2024 and December 31, 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2024 and December 31, 2023, the Company’s largest single portfolio company investment represented approximately 6.1% and 6.3%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2024, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
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
Investments Denominated in Foreign Currencies
As of September 30, 2024, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 12 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, 72 investments that were denominated in Euros and 27 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, 67 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2024 and September 30, 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and nine months ended September 30, 2024, the Company recorded net expenses of $1.0 million and $1.6 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2023, the Company recorded net expenses of $0.4 million and $0.8 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2024 and December 31, 2023 was approximately $2,448.6 million and $2,534.4 million, respectively. As of September 30, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $33.4 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $127.3 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $160.7 million. As of December 31, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $38.5 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $163.3 million.

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
As of September 30, 2024, the Company had a deferred tax asset of $9.5 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2023, the Company had a deferred tax asset of $9.9 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 30, 2024 and December 31, 2023, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $7.5 million and $7.9 million, respectively. The Company concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2024 and December 31, 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2024	September 30, 2024	December 31, 2023
Credit Facility:
February 21, 2019	February 21, 2026	6.476%	$347,811	$719,914
Total Credit Facility			$347,811	$719,914
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
February 12, 2024 - February 2029 Notes (1)	February 15, 2029	7.000%	305,575	—
(Less: Deferred financing fees)			(9,531)	(4,417)
Total Notes			$1,021,044	$720,583
(1) Inclusive of change in fair market value of effective hedge.
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4,

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility (the “November 2021 Amendment”). Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1,065.0 million from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility (the “April 2022 Amendment”). The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”).
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of September 30, 2024, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of September 30, 2024, the Company had U.S. dollar borrowings of $131.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 7.105% (one month SOFR of 5.005%), borrowings denominated in Swedish kronor of 9.8kr million ($1.0 million U.S. dollars) with an interest rate of 5.500% (one month STIBOR of 3.500%), borrowings denominated in British pounds sterling of £55.6 million ($74.6 million U.S. dollars) with an interest rate of 7.233% (one month SONIA of 5.200%) and borrowings denominated in Euros of €126.6 million ($141.3 million U.S. dollars) with an interest rate of 5.500% (one month EURIBOR of 3.500%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
As of December 31, 2023, the Company had U.S. dollar borrowings of $489.5 million outstanding under the February 2019 Credit Facility with an interest rate of 7.428% (one month SOFR of 5.328%), borrowings denominated in Swedish kronor of 12.8kr million ($1.3 million U.S. dollars) with an interest rate of 6.063% (one month STIBOR of 4.063%), borrowings

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of September 30, 2024 and December 31, 2023, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $347.8 million and $719.9 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of September 30, 2024, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of September 30, 2024 and December 31, 2023, the fair value of the outstanding August 2025 Notes was $49.7 million and $47.8 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2024, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of September 30, 2024 and December 31, 2023, the fair value of the outstanding Series B Notes was $61.5 million and $59.3 million, respectively. As of September 30, 2024 and December 31, 2023, the fair value of the outstanding Series C Notes was $109.2 million and $102.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2024, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of September 30, 2024 and December 31, 2023, the fair value of the outstanding Series D Notes was $77.7 million and $73.4 million, respectively. As of September 30, 2024 and December 31, 2023, the fair value of the outstanding Series E Notes was $66.3 million and $61.2 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of September 30, 2024 and December 31, 2023, the fair value of the outstanding November 2026 Notes was $327.9 million and $311.4 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February 2029 Notes
On February 7, 2024, the Company entered into an underwriting agreement among the Company, Barings LLC, and Wells Fargo Securities, LLC, SMBC Nikko Securities America, Inc., BMO Capital Markets Corp., and Fifth Third Securities, Inc., in connection with the issuance and sale of $300.0 million in aggregate principal amount of the Company’s 7.000% senior unsecured notes due February 15, 2029 (the “February 2029 Notes”). The February 2029 Notes offering closed on February 12, 2024 and the February 2029 Notes were issued under a Second Supplemental Indenture, dated February 12, 2024, between the Company and the Trustee, to the Base Indenture (the “Second Supplemental Indenture,” and together with the Base Indenture, the “February 2029 Notes Indenture”).
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
As of September 30, 2024, the fair value of the outstanding February 2029 Notes was $305.6 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 7.00% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $5.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the MVC Credit Support Agreement as of September 30, 2024 and December 31, 2023:

As of September 30, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$19,000	$5,400
Total MVC Credit Support Agreement					$5,400

As of December 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$17,300	$3,700
Total MVC Credit Support Agreement					$3,700
As of September 30, 2024 and December 31, 2023, the fair value of the MVC Credit Support Agreement was $19.0 million and $17.3 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the discount rate and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 MVC Credit Support Agreement as of September 30, 2024 and December 31, 2023. The average range of unobservable inputs is based on fair value of the MVC Credit Support Agreement.

September 30, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$19,000	Income Approach	Discount Rate	5.4% - 6.4%	5.9%	Decrease
			Time Until Exit (years)	1.8 - 4.8	3.3	Decrease

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$17,300	Income Approach	Discount Rate	6.7% - 7.7%	7.2%	Decrease
			Time Until Exit (years)	2.3 - 5.3	3.8	Decrease

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of September 30, 2024 and December 31, 2023:

As of September 30, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$32,200	$(12,200)
Total Sierra Credit Support Agreement					$(12,200)

As of December 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$40,500	$(3,900)
Total Sierra Credit Support Agreement					$(3,900)
As of September 30, 2024 and December 31, 2023, the fair value of the Sierra Credit Support Agreement was $32.2 million and $40.5 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of September 30, 2024 and December 31, 2023. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

September 30, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$32,200	Simulation Analysis	Enterprise/Equity Value	$14 - $376,000	$188,007	Decrease
			Asset Volatility	30.0% - 55.0%	42.5%	Increase
			Time Until Exit (years)	0.0 - 7.3	3.7	Decrease
			Discount Rate	5.8%	5.8%	Decrease
			Recovery Rate	5.0% - 60.0%	32.5%	Increase

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$40,500	Simulation Analysis	Enterprise/Equity Value	$91 - $159,700	$79,900	Decrease
			Asset Volatility	35.0% - 50.0%	42.5%	Increase
			Time Until Exit (years)	0.0 - 8.1	4.1	Decrease
			Discount Rate	5.7%	5.7%	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Increase

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
The following tables present the Company’s foreign currency forward contracts as of September 30, 2024 and December 31, 2023:

As of September 30, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$3,500	$2,369	10/08/24	$59	Derivative assets
Foreign currency forward contract (AUD)	A$68,596	$46,917	10/08/24	676	Derivative assets
Foreign currency forward contract (AUD)	$48,403	A$72,096	10/08/24	(1,618)	Derivative liabilities
Foreign currency forward contract (AUD)	$965	A$1,411	01/08/25	(14)	Derivative liabilities
Foreign currency forward contract (AUD)	$46,948	A$68,596	01/08/25	(678)	Derivative liabilities

Foreign currency forward contract (CAD)	C$625	$459	10/07/24	4	Derivative assets
Foreign currency forward contract (CAD)	C$8,709	$6,446	10/07/24	2	Derivative assets
Foreign currency forward contract (CAD)	$6,839	C$9,334	10/07/24	(72)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,461	C$8,709	01/08/25	(2)	Derivative liabilities

Foreign currency forward contract (DKK)	2,518kr.	$376	10/07/24	1	Derivative assets
Foreign currency forward contract (DKK)	$369	2,518kr.	10/07/24	(8)	Derivative liabilities
Foreign currency forward contract (DKK)	$385	2,570kr.	01/08/25	(1)	Derivative liabilities

Foreign currency forward contract (EUR)	€94,494	$105,135	10/07/24	346	Derivative assets
Foreign currency forward contract (EUR)	€3,193	$3,471	10/07/24	92	Derivative assets
Foreign currency forward contract (EUR)	$2,431	€2,190	10/07/24	(13)	Derivative liabilities
Foreign currency forward contract (EUR)	$103,034	€94,497	10/07/24	(2,449)	Derivative liabilities
Foreign currency forward contract (EUR)	$1,119	€1,000	10/07/24	2	Derivative assets
Foreign currency forward contract (EUR)	$105,509	€94,494	01/08/25	(368)	Derivative liabilities
Foreign currency forward contract (EUR)	$671	€600	01/08/25	(1)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$15,226	$9,537	10/07/24	150	Derivative assets
Foreign currency forward contract (NZD)	$9,464	NZ$15,226	10/07/24	(223)	Derivative liabilities
Foreign currency forward contract (NZD)	$198	NZ$312	01/08/25	(1)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,538	NZ$15,226	01/08/25	(151)	Derivative liabilities

Foreign currency forward contract (NOK)	44,849kr	$4,272	10/07/24	(14)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,281	44,849kr	10/07/24	23	Derivative assets
Foreign currency forward contract (NOK)	$4,273	44,849kr	01/08/25	14	Derivative assets

Foreign currency forward contract (GBP)	£1,310	$1,712	10/07/24	45	Derivative assets
Foreign currency forward contract (GBP)	£62,759	$83,647	10/07/24	535	Derivative assets
Foreign currency forward contract (GBP)	$6,455	£4,984	10/07/24	(231)	Derivative liabilities
Foreign currency forward contract (GBP)	$75,927	£59,086	10/07/24	(3,328)	Derivative liabilities
Foreign currency forward contract (GBP)	$83,616	£62,759	01/08/25	(536)	Derivative liabilities

Foreign currency forward contract (SEK)	16,153kr	$1,585	10/07/24	9	Derivative assets
Foreign currency forward contract (SEK)	$1,578	16,153kr	10/07/24	(16)	Derivative liabilities
Foreign currency forward contract (SEK)	$34	339kr	01/08/25	—	Derivative assets
Foreign currency forward contract (SEK)	$1,593	16,153kr	01/08/25	(9)	Derivative liabilities

Foreign currency forward contract (CHF)	5,622Fr.	$6,638	10/07/24	30	Derivative assets
Foreign currency forward contract (CHF)	$6,392	5,622Fr.	10/07/24	(276)	Derivative liabilities
Foreign currency forward contract (CHF)	$6,706	5,622Fr.	01/08/25	(30)	Derivative liabilities
Total				$(8,051)

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$830	A$1,264	01/10/24	$(33)	Derivative liabilities
Foreign currency forward contract (AUD)	$41,568	A$64,984	01/10/24	(2,784)	Derivative liabilities

Foreign currency forward contract (CAD)	$126	C$173	01/10/24	(4)	Derivative liabilities
Foreign currency forward contract (CAD)	$7,032	C$9,597	01/10/24	(247)	Derivative liabilities

Foreign currency forward contract (DKK)	$9	65kr.	01/10/24	—	Derivative liabilities
Foreign currency forward contract (DKK)	$7	47kr.	01/10/24	—	Derivative liabilities
Foreign currency forward contract (DKK)	$333	2,354kr.	01/10/24	(16)	Derivative liabilities

Foreign currency forward contract (EUR)	$86,266	€81,489	01/10/24	(3,775)	Derivative liabilities

Foreign currency forward contract (NZD)	$159	NZ$271	01/10/24	(12)	Derivative liabilities
Foreign currency forward contract (NZD)	$170	NZ$270	01/10/24	(1)	Derivative liabilities
Foreign currency forward contract (NZD)	$8,287	NZ$13,912	01/10/24	(522)	Derivative liabilities

Foreign currency forward contract (NOK)	$72	740kr	01/10/24	(1)	Derivative liabilities
Foreign currency forward contract (NOK)	$3,920	42,309kr	01/10/24	(247)	Derivative liabilities

Foreign currency forward contract (GBP)	$60,925	£50,203	01/10/24	(3,077)	Derivative liabilities

Foreign currency forward contract (SEK)	$24	261kr.	01/10/24	(2)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,190	12,500kr.	01/10/24	(51)	Derivative liabilities
Foreign currency forward contract (SEK)	$203	2,228kr.	01/10/24	(18)	Derivative liabilities

Foreign currency forward contract (CHF)	$124	104Fr.	01/10/24	1	Derivative assets
Foreign currency forward contract (CHF)	$5,966	5,418Fr.	01/10/24	(475)	Derivative liabilities
Total				$(11,264)
As of September 30, 2024 and December 31, 2023, the total fair value of the Company’s foreign currency forward contracts was $(8.1) million and $(11.3) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$461	$634
AD Bidco, Inc.(1)	Delayed Draw Term Loan	3,522	—
AD Bidco, Inc.(1)	Revolver	1,303	—
Adhefin International(1)(3)	Delayed Draw Term Loan	424	419
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	—	1,179
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	2,443	—
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	560	—
AirX Climate Solutions, Inc.(1)(2)	Revolver	814	482
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	648	1,634
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)	Revolver	—	436
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	—	343
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,337	2,221
Arc Education(1)(3)	Delayed Draw Term Loan	1,305	1,291

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	396	541
ASC Communications, LLC(1)	Revolver	1,089	1,089
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	235	604
ATL II MRO Holdings Inc.(1)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,325	1,304
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.(1)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	—	2,007
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	4,629	—
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	674	667
BKF Buyer, Inc.(1)(2)	Revolver	2,970	—
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	141	140
BrightSign LLC(1)	Revolver	310	443
CAi Software, LLC(1)(2)	Revolver	1,261	943
Caldwell & Gregory LLC(1)	Delayed Draw Term Loan	3,750	—
Caldwell & Gregory LLC(1)	Revolver	2,500	—
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	95	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	629	1,985
Cascade Residential Services LLC(1)	Revolver	265	331
Catawba River Limited(1)(2)(4)	Structured Junior Note	—	13,971
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	3,490	—
CCFF Buyer, LLC(1)	Revolver	1,047	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	2,734
Comply365, LLC(1)	Revolver	1,101	1,101
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	438	434
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	158	150
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Revolver	429	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	443	439
Eclipse Business Capital, LLC(1)	Revolver	15,909	17,182
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	585	—
EMI Porta Holdco LLC(1)(2)	Revolver	2,610	403
eShipping, LLC(1)	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,759	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	619	620
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
Faraday(1)(3)	Delayed Draw Term Loan	1,000	990
Finexvet(1)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	551	524
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	459	—
Fortis Payment Systems, LLC(1)(2)	Revolver	625	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
GB Eagle Buyer, Inc.(1)	Revolver	2,581	2,581
GCDL LLC(1)(2)	Delayed Draw Term Loan	108	—
GCDL LLC(1)(2)	Revolver	108	—
Global Academic Group Limited(1)(7)	Term Loan	416	414
GPZN II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53
GPZN II GmbH(1)(2)(3)	Delayed Draw Term Loan	18	—
Graphpad Software, LLC(1)	Delayed Draw Term Loan	2,093	—
Graphpad Software, LLC(1)	Revolver	872	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	30	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	162	—
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	113	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA INVEST(1)(3)	Delayed Draw Term Loan	581	575
HemaSource, Inc.(1)	Revolver	1,804	1,421
HomeX Services Group LLC(1)	Delayed Draw Term Loan	650	845
HomeX Services Group LLC(1)	Revolver	338	338
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)(2)	Revolver	1,364	1,364
Hydratech Holdings, Inc. (1)(2)	Delayed Draw Term Loan	4,960	—
Hydratech Holdings, Inc. (1)(2)	Revolver	1,125	—
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	165	—
Ice House America, L.L.C.(1)	Revolver	302	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	266
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	1,872
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	627	620
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
InvoCare Limited(1)(5)	Delayed Draw Term Loan	393	387
Isolstar Holding NV (IPCOM)(1)(2)(3)	Delayed Draw Term Loan	—	656
ISTO Technologies II, LLC(1)	Revolver	714	714
ITI Intermodal, Inc.(1)(2)	Revolver	1,031	1,157
Jocassee Partners LLC(1)	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,131	1,125
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	2,830
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	153
Keystone Bidco B.V.(1)(3)	Delayed Draw Term Loan	200	—
Keystone Bidco B.V.(1)(3)	Revolver	75	—
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	633	626
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	—	18
LeadsOnline, LLC(1)	Revolver	2,603	2,187
Lifestyle Intermediate II, LLC(1)(2)	Revolver	—	2,500
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	25	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	111	109
Marshall Excelsior Co.(1)(2)	Revolver	—	221
MB Purchaser, LLC(1)	Delayed Draw Term Loan	1,144	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
MB Purchaser, LLC(1)	Revolver	309	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	276	276
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	4,822	—
Media Recovery, Inc. (SpotSee)(1)	Revolver	635	—
Media Recovery, Inc. (SpotSee)(1)(4)	Revolver	794	—
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	592	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	745	773
Modern Star Holdings Bidco Pty Limited.(1)(2)(5)	Term Loan	991	974
Moonlight Bidco Limited(1)(4)	Delayed Draw Term Loan	591	562
Narda Acquisitionco., Inc.(1)	Revolver	1,311	1,311
NAW Buyer LLC(1)	Delayed Draw Term Loan	5,729	5,876
NAW Buyer LLC(1)	Revolver	1,894	1,515
NeoxCo(1)(3)	Delayed Draw Term Loan	502	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	1,891	1,891
Next Holdco, LLC(1)	Revolver	733	733
NF Holdco, LLC(1)(2)	Revolver	497	663
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	—	809
NPM Investments 28 B.V. (1)(3)	Delayed Draw Term Loan	484	479
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	1,370	1,370
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	4,276	5,345
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,109	1,109
Parkview Dental Holdings LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	3,256	4,807
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	1,970	1,970
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(3)	Acquisition Facility	1,730	1,712
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	935	935
Process Insights Acquisition, Inc.(1)	Revolver	576	—
Process Insights Acquisition, Inc.(1)	Revolver	—	1,014
ProfitOptics, LLC(1)(2)	Revolver	169	210
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	—	656
Pro-Vision Solutions Holdings, LLC(1)	Revolver	2,077	—
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	208	206
Qualified Industries, LLC(1)	Revolver	242	242
R1 HOLDINGS, LLC(1)	Delayed Draw Term Loan	—	1,682
R1 HOLDINGS, LLC(1)	Revolver	1,947	1,947
RA Outdoors, LLC(1)(2)	Revolver	—	438
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	2,399	3,412
Randys Holdings, Inc.(1)	Revolver	1,434	1,326
REP SEKO MERGER SUB LLC(1)(2)	Revolver	56	—
Rhondda Financing No. 1 DAC(1)(4)	Structured Junior Note	—	4,707
Rocade Holdings LLC(1)	Preferred Equity	17,500	17,500
Rock Labor LLC(1)	Revolver	1,103	1,103
Royal Buyer, LLC(1)	Delayed Draw Term Loan	—	922
Royal Buyer, LLC(1)	Revolver	1,748	1,340
RPX Corporation(1)(2)	Revolver	3,024	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	—	3,333
Sanoptis S.A.R.L.(1)(3)	Term Loan	2,647	—
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
Sanoptis S.A.R.L.(1)(3)	CAF Term Loan	—	1,458
Sansidor BV(1)(2)(3)	Acquisition Facility Term Loan	427	—
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Delayed Draw Term Loan	7,905	—
SBP Holdings LP(1)	Revolver	2,730	1,065
Scaled Agile, Inc.(1)(2)	Revolver	—	280
Scout Bidco B.V.(1)(2)(3)	Revolver	1,077	640
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,232	2,209
Security Holdings B.V.(1)(2)(3)	Revolver	1,116	1,105
Sinari Invest(1)(3)	Delayed Draw Term Loan	624	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	503	1,007
Smartling, Inc.(1)	Revolver	1,176	1,176
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	—	3,440
SmartShift Group, Inc.(1)	Revolver	1,651	1,651
SOLO BUYER, L.P.(1)(2)	Revolver	1,596	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	232	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	156	90
SPATCO Energy Solutions, LLC(1)(2)	Delayed Draw Term Loan	1,635	—
SPATCO Energy Solutions, LLC(1)(2)	Revolver	1,188	—
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)(2)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	2,384	4,119
Superjet Buyer, LLC(1)(2)	Delayed Draw Term Loan	4,085	—
Superjet Buyer, LLC(1)(2)	Revolver	2,189	1,369
SVI International LLC(1)	Delayed Draw Term Loan	74	—
SVI International LLC(1)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	391
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	509	614
Tank Holding Corp(1)(2)	Revolver	255	640
TANQUERAY BIDCO LIMITED(1)(4)	Capex Facility	1,213	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	261	—
Techone B.V.(1)(3)	Revolver	530	315
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,470	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,825
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	3,229
The Hilb Group, LLC(1)	Delayed Draw Term Loan	—	313
Trader Corporation(1)(6)	Revolver	346	354
Trintech, Inc.(1)	Revolver	383	383
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642
Turbo Buyer, Inc. (1)(2)	Delayed Draw Term Loan	—	1,350
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	255	840

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
UBC Ledgers Holding AB(1)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	71	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	690	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	484	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,407	2,540
WEST-NR ACQUISITIONCO, LLC(1)	Delayed Draw Term Loan	2,448	2,500
Whitcraft Holdings, Inc.(1)(2)	Delayed Draw Term Loan	3,090	—
Whitcraft Holdings, Inc.(1)(2)	Revolver	918	1,760
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(1)(2)	Line of Credit	1,065	680
World 50, Inc.(1)	Revolver	827	—
WWEC HOLDINGS III CORP(1)(2)	Revolver	2,485	2,019
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	—	2,704
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	2,932
ZB Holdco LLC(1)(2)	Revolver	372	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	2,667
Total unused commitments to extend financing		$306,343	$305,903
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both September 30, 2024 and December 31, 2023, the Company had guaranteed €9.9 million ($11.0 million U.S. dollars and $10.9 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh (“MVC Auto”) that mature in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value at beginning of period	$11.28	$11.05
Net investment income (1)	0.96	0.88
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.23)	(0.71)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.08	0.74
Total increase (decrease) from investment operations (1)	0.81	0.91
Dividends/distributions paid to stockholders from net investment income	(0.78)	(0.76)
Purchases of shares in share repurchase plan	0.01	0.05
Net asset value at end of period	$11.32	$11.25
Market value at end of period (2)	$9.80	$8.91
Shares outstanding at end of period	105,558,938	106,516,166
Net assets at end of period	$1,194,441	$1,198,224
Average net assets	$1,214,749	$1,212,397
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (3)	12.50%	13.06%
Ratio of net investment income to average net assets (annualized)	11.16%	10.39%
Portfolio turnover ratio (annualized)	13.69%	13.21%
Total return (4)	23.74%	19.86%
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
9. SUBSEQUENT EVENTS
On November 5, 2024, the Company entered into an amended and restated senior secured credit agreement, which amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as the Company maintains an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10% and (d) reduce the total commitments under the facility from $1,065 million to $825 million, of which $100 million has been reallocated from revolving commitments to term loan commitments.
On November 6, 2024, the Board declared a quarterly distribution of $0.26 per share payable on December 11, 2024 to holders of record as of December 4, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2024, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
Barings focuses on investing our portfolio primarily in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under the 1940 Act (as amended, the “Exemptive Relief”) permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our senior secured, middle-market, private debt investments generally have terms of between five and seven years. Our senior secured, middle-market, first lien private debt investments generally bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 475 basis points and SOFR plus 675 basis points per annum. Our subordinated middle-market, private debt investments generally bear interest between SOFR (or the applicable currency rate for investments in foreign currencies) plus 700 basis points and SOFR plus 900 basis points per annum if floating rate, and between 8% and 15% if fixed rate. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind (“PIK”) interest, which is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or mortgage securities.
As of September 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.6% and 10.5%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.3% and 10.0% as of September 30, 2024 and December 31, 2023, respectively.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $348.7 billion Global Fixed Income Platform (as of September 30, 2024) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 49 investment professionals (as of September 30, 2024) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 19 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of September 30, 2024, our asset coverage ratio was $187.6%.
Portfolio Composition
The total value of our investment portfolio was $2,416.7 million as of September 30, 2024, as compared to $2,488.7 million as of December 31, 2023. As of September 30, 2024, we had investments in 328 portfolio companies with an aggregate cost of $2,446.9 million. As of December 31, 2023, we had investments in 336 portfolio companies with an aggregate cost of $2,535.6 million. As of both September 30, 2024 and December 31, 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of September 30, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2024:
Senior debt and 1st lien notes	$1,659,800	68%	$1,632,057	68%
Subordinated debt and 2nd lien notes	214,860	9	199,971	8
Structured products	99,154	4	91,493	4
Equity shares	328,635	13	382,531	16
Equity warrants	76	—	2,600	—
Royalty rights	3,790	—	3,819	—
Investment in joint ventures / PE fund	140,605	6	104,243	4
	$2,446,920	100%	$2,416,714	100%
December 31, 2023:
Senior debt and 1st lien notes	$1,705,353	67%	$1,670,300	67%
Subordinated debt and 2nd lien notes	256,850	10	238,215	10
Structured products	107,314	4	93,038	4
Equity shares	320,335	13	374,704	15
Equity warrants	76	—	2,392	—
Investment in joint ventures / PE fund	145,648	6	110,066	4
	$2,535,576	100%	$2,488,715	100%
Investment Activity
During the nine months ended September 30, 2024, we made 30 new investments totaling $195.9 million and made investments in existing portfolio companies totaling $149.9 million. We had 35 loans repaid totaling $282.7 million and recognized a net realized loss on these transactions of $12.7 million. We also received $103.4 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $0.5 million. We received $11.0 million of return of capital from our joint ventures, equity, and royalty rights investments. In addition, investments in two portfolio companies were restructured, which resulted in a net realized loss of $12.6 million. Lastly, we received proceeds related to the sale of equity investments totaling $37.4 million and recognized a net realized gain on such sales totaling $8.2 million.
During the nine months ended September 30, 2023, we made 25 new investments totaling $156.8 million, made investments in existing portfolio companies totaling $134.2 million and made a $55.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 10 loans repaid totaling $76.3 million and received $69.0 million of portfolio company principal payments, recognizing a loss on these repayments of $0.7 million. We received $17.5 million of return of capital from our joint ventures and equity investments. In addition, we received $34.0 million for the sale of loans, recognizing a net realized loss on these transactions of $49.0 million, and sold $91.5 million of middle-market portfolio debt investments to our joint ventures realizing a gain on these transactions of $0.3 million. In addition, investments in three portfolio companies were restructured, which resulted in a loss of $5.0 million. Lastly, we received proceeds related to the sale of equity investments totaling $4.8 million and recognized a net realized gain on such sales totaling $7.2 million.

Total portfolio investment activity for the nine months ended September 30, 2024 and 2023 was as follows:

Nine Months Ended September 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,670,300	$238,215	$93,038	$374,705	$2,391	$—	$110,066	$2,488,715
New investments	305,720	28,741	48	7,439	—	3,871	—	345,819
Investment restructuring	(22,249)	—	—	22,196	53	—	—	—
Proceeds from sales of investments/return of capital	(35,743)	(4,975)	(5,857)	(37,184)	(200)	(81)	(5,043)	(89,083)
Loan origination fees received	(5,463)	(296)	—	—	—	—	—	(5,759)
Principal repayments received	(280,900)	(62,051)	(2,412)	—	—	—	—	(345,363)
Payment-in-kind interest/dividend	5,274	1,313	—	8,065	—	—	—	14,652
Accretion of loan premium/discount	545	87	18	—	—	—	—	650
Accretion of deferred loan origination revenue	7,420	651	—	—	—	—	—	8,071
Realized gain (loss)	(20,156)	(5,461)	42	7,783	148	—	—	(17,644)
Unrealized appreciation (depreciation)	7,309	3,747	6,616	(473)	208	29	(780)	16,656
Fair value, end of period	$1,632,057	$199,971	$91,493	$382,531	$2,600	$3,819	$104,243	$2,416,714

Nine Months Ended September 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,696,192	$263,139	$73,550	$284,570	$1,057	$130,427	$2,448,935
New investments	237,812	32,722	22,669	69,685	—	2,480	365,368
Proceeds from sales of investments/return of capital	(139,593)	(2,800)	(4,404)	(4,844)	—	(17,530)	(169,171)
Loan origination fees received	(5,801)	(51)	—	—	—	—	(5,852)
Principal repayments received	(94,861)	(43,999)	(2,042)	—	—	—	(140,902)
Payment-in-kind interest/dividends	6,326	7,674	—	5,331	—	—	19,331
Accretion of loan premium/discount	612	495	17	—	—	—	1,124
Accretion of deferred loan origination revenue	5,605	437	—	—	—	—	6,042
Realized gain (loss)	(11,090)	(43,902)	—	(7,150)	—	—	(62,142)
Unrealized appreciation (depreciation)	5,487	43,918	(59)	8,098	189	1,269	58,902
Fair value, end of period	$1,700,689	$257,633	$89,731	$355,690	$1,246	$116,646	$2,521,635
Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business – Portfolio Management and Investment Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Our risk assessment is based on the following risk rating categories:

•Risk Rating 1:    In the opinion of the Adviser, the issuer is performing materially above expectations at the time of underwriting and the business trends and/or risk factors are favorable.
•Risk Rating 2:    In the opinion of the Adviser, the issuer is performing in a manner consistent with expectations at the time of underwriting and the current risk is believed to be similar to that at the time the asset was originated.

•Risk Rating 3:    In the opinion of the Adviser, the issuer is performing below expectations at the time of underwriting and the investment risk has increased since underwriting.
•Risk Rating 4:    In the opinion of the Adviser, the issuer is performing materially below expectations at the time of underwriting and the investment risk has increased materially since underwriting. Issuers with a risk rating of 4 are typically in violation of one or more debt covenants.
•Risk Rating 5:    In the opinion of the Adviser, the issuer is performing substantially below expectations at the time of underwriting and indicates the investment risk has increased substantially since underwriting. Loans with a risk rating of 5 are not anticipated to be repaid in full or have a possibility to not be repaid in full, and the fair market value reflects the Adviser’s current estimate of recoverable value.

The following table shows the classification of our investments by risk rating as of September 30, 2024 and December 31, 2023. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	September 30, 2024		December 31, 2023
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$250,611	10.5%	$207,279	8.5%
Category 2	1,542,076	65.0	1,787,077	73.0
Category 3	335,055	14.1	295,908	12.1
Category 4	195,785	8.2	114,267	4.7
Category 5	52,316	2.2	43,131	1.7
Total	$2,375,843	100.0%	$2,447,662	100.0%

(1) Excludes 9.1% member interest in Jocassee Partners LLC.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2024, we had eight portfolio companies with investments on non-accrual, the aggregate fair value of which was $12.8 million, which comprised 0.5% of the total fair value of our portfolio, and the aggregate cost of which was $43.7 million, which comprised 1.8% of the total cost of our portfolio. As of December 31, 2023, we had four portfolio companies with investments on non-accrual, the aggregate fair value of which was $37.2 million, which comprised 1.5% of the total fair value of our portfolio, and the aggregate cost of which was $62.6 million, which comprised 2.5% of the total cost of our portfolio.
A summary of our non-accrual assets as of September 30, 2024 is provided below:
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of September 30, 2024, the cost of our debt investment in Biolam was $2.5 million and the fair value of such investment was $1.7 million.

Black Angus Steakhouse, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. The Black Angus 10% PIK term loan is on non-accrual status and as a result, under U.S. GAAP, we will not recognize interest income on our 10% PIK term loan in Black Angus for financial reporting purposes. As of September 30, 2024, the cost of the 10% PIK term loan in Black Angus was $9.6 million and the fair value of such investment was $1.4 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of September 30, 2024, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.9 million and the fair value of such investment was $0.3 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of September 30, 2024, the cost of our debt investments in Eurofins was $5.2 million and the fair value of such investments was $1.0 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of September 30, 2024, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investments was $0.1 million.
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of September 30, 2024, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was nil.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of September 30, 2024, the cost of our debt investments in Marmoutier was $2.8 million and the fair value of such investments was $0.6 million.
REP SEKO MERGER SUB LLC
During the quarter ended September 30, 2024, we placed our first lien senior secured debt investments in REP SEKO MERGER SUB LLC, or SEKO, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investments in SEKO for financial reporting purposes. As of September 30, 2024, the cost of our first lien senior secured debt investments in SEKO was $11.2 million and the fair value of such investment was $7.7 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of September 30, 2024, the cost of our debt investment in A.T. Holdings was $11.9 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $8.4 million, or 0.3% of the total fair value of our portfolio.

Results of Operations
Comparison of the three and nine months ended September 30, 2024 and September 30, 2023
Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended		Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023		September 30, 2024	September 30, 2023
Total investment income	$70,851	$70,846		$215,544	$213,352
Total operating expenses	39,633	37,125		112,266	118,113
Net investment income before taxes	31,218	33,721		103,278	95,239
Income taxes, including excise tax expense	1,033	412		1,599	807
Net investment income after taxes	30,185	33,309		101,679	94,432
Net realized gains (losses)	(10,894)	(17,260)	—	(24,273)	(75,543)
Net unrealized appreciation (depreciation)	2,729	2,010		8,055	79,039
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(8,165)	(15,250)		(16,218)	3,496
Benefit from (provision for) taxes	—	$262		$—	$161
Net increase in net assets resulting from operations	$22,020	$18,321		$85,461	$98,089
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
Total interest income	$51,663	$55,405	$161,122	$162,719
Total dividend income	9,841	8,515	30,051	26,639
Total fee and other income	4,289	2,650	11,532	10,250
Total paid–in–kind interest income	4,802	3,979	12,124	13,043
Interest income from cash and cash equivalent investments	256	297	715	701
Total investment income	$70,851	$70,846	$215,544	$213,352
The change in total investment income for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was primarily due to increased dividends from portfolio companies and joint venture investments and increased fee and other income, partially offset by a decrease in interest income. The decrease in interest income is primarily due to the amount of our outstanding debt investments decreasing from $2,235.1 million as of September 30, 2023 to $2,107.4 million as of September 30, 2024. For the three and nine months ended September 30, 2024, dividends from portfolio companies and joint venture investments were $9.8 million and $30.1 million, respectively, as compared to $8.5 million and $26.6 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, fee and other income was $4.3 million and $11.5 million, respectively, as compared to $2.7 million and $10.3 million for the three and nine months ended September 30, 2023, respectively.
Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating expenses:
Interest and other financing fees	$22,563	$21,829	$64,419	$61,956
Base management fee	8,046	8,315	24,515	24,302
Incentive management fees	6,597	4,618	15,886	24,309
General and administrative expenses	2,427	2,363	7,446	7,546
Total operating expenses	$39,633	$37,125	$112,266	$118,113

Interest and Other Financing Fees
Interest and other financing fees during the three and nine months ended September 30, 2024 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes and the February 2029 Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the three and nine months ended September 30, 2023 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes.
The increase in interest and other financing fees for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, was primarily attributed to the interest and financing fees on the February 2029 Notes, which were issued in February 2024, partially offset by a lower weighted average interest rate on the February 2019 Credit Facility. The weighted average interest rate on the interest rate swap related to the February 2029 Notes was 8.4% for both the three and nine months ended September 30, 2024. The weighted average interest rate on the February 2019 Credit Facility was 6.5% as of September 30, 2024, as compared to 7.1% as of September 30, 2023.
Base Management Fee
Under the terms of the Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2024, the amount of Base Management Fees incurred were approximately $8.0 million and $24.5 million. For the three and nine months ended September 30, 2023, the amount of Base Management Fees incurred were approximately $8.3 million and $24.3 million, respectively.
The decrease in the Base Management Fees for the three months ended September 30, 2024 versus the three months ended September 30, 2023 is primarily related to the average value of gross assets decreasing from $2,660.8 million as of the end of the two most recently completed calendar quarters prior to September 30, 2023 to $2,574.8 million as of the end of the two most recently completed calendar quarters prior to September 30, 2024. The increase in the Base Management Fees for the nine months ended September 30, 2024 versus the nine months ended September 30, 2023 is primarily related to the average value of gross assets increasing from $2,592.2 million for the nine months ended September 30, 2023 to $2,615.0 million for the nine months ended September 30, 2024. For both the three and nine months ended September 30, 2024 and 2023, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the Barings BDC Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). A portion of the Incentive Fee is based on our income (the “Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee”). The Income-Based Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2024, the amount of Income-Based Fees incurred were $6.6 million and $15.9 million, respectively, as compared to $4.6 million and $24.3 million, respectively, for the three and nine months ended September 30, 2023. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap.
The Incentive Fee for both the three months ended September 30, 2024 and September 30, 2023, was limited to the Incentive Fee Cap, however, the Incentive Fee Cap in 2024 was higher than the Incentive Fee Cap in 2023 as a result of an increase in Cumulative Pre-Incentive Fee Net Return partially offset by a smaller increase in incentive fees paid in the trailing twelve quarters (or portion thereof).

The Incentive Fee for both the nine months ended September 30, 2024 and September 30, 2023, was limited to the Incentive Fee Cap, however, the Incentive Fee Cap in 2024 was lower than the Incentive Fee Cap in 2023 as a result of an increase in Cumulative Pre-Incentive Fee Net Return partially offset by a greater increase in incentive fees paid in the trailing twelve quarters (or portion thereof).
General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three and nine months ended September 30, 2024, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.4 million and $1.4 million, respectively. For the three and nine months ended September 30, 2023, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.5 million and $1.6 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our Board for their service on the Board, directors’ and officers’ insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Realized gain (losses):
Non-Control / Non-Affiliate	$(8,543)	$(16,696)	$(13,465)	$(62,142)
Affiliate	—	—	(4,179)	—
Net realized gains (losses) on investments	(8,543)	(16,696)	(17,644)	(62,142)
Foreign currency transactions	508	(330)	902	3,743
Forward currency contracts	(2,859)	(234)	(7,531)	(17,144)
Net realized gains (losses)	$(10,894)	$(17,260)	$(24,273)	$(75,543)
During the three months ended September 30, 2024, we recognized net realized losses totaling $10.9 million, which consisted primarily of a net loss on our investment portfolio of $8.5 million and net loss on forward currency contracts of $2.9 million, partially offset by a net gain on foreign currency transactions of $0.5 million. The net loss on our investment portfolio predominately related to a $12.5 million loss on the exit of one investment, partially offset by a $4.2 million gain on the sale of two investments, which were partially reclassified from unrealized appreciation during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we recognized net realized losses of $24.3 million, which consisted primarily of a net loss on our investment portfolio of $17.6 million, and a net loss on forward currency contracts of $7.5 million, partially offset by a net gain on foreign currency transactions of $0.9 million. The net loss on our investment portfolio was primarily comprised of a $12.7 million loss on the restructuring of two investments, a $16.7 million loss on the sale and exit of two investments, which were primarily reclassified from unrealized appreciation, partially offset by a $12.2 million gain on the sale of three investments during the nine months ended September 30, 2024.
During the three months ended September 30, 2023, we recognized net realized losses totaling $17.3 million, which consisted primarily of a net loss on our investment portfolio of $16.7 million, a net loss on foreign currency transactions of $0.3 million and a net loss on forward currency contracts of $0.2 million. The net loss on our investment portfolio was primarily comprised of a $12.9 million loss on the sales of three investments and a $3.0 million loss on the restructuring of one investment, which were all predominately reclassified from unrealized depreciation during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we recognized net realized losses totaling $75.5 million, which consisted primarily of a net loss on our investment portfolio of $62.1 million and a net loss on forward currency contracts of $17.1 million, partially offset by a net gain on foreign currency transactions of $3.7 million. The net loss on our investment portfolio primarily related to the $43.6 million realized loss on the exit of our debt investments in Custom Alloy Corporation, which was all reclassified from unrealized depreciation during the nine months ended September 30, 2023.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net change in unrealized appreciation:
Non-Control / Non-Affiliate	$24,957	$9,336	$25,629	$62,108
Affiliate	(3,452)	184	$(5,691)	13,745
Control	(1,496)	(15,999)	$(3,262)	(17,665)
Net unrealized appreciation (depreciation) of investments	20,009	(6,479)	16,676	58,188
Credit support agreements	654	(6,450)	$(6,600)	1,114
Foreign currency transactions	(9,775)	7,560	(5,234)	(3,406)
Forward currency contracts	(8,159)	7,379	3,213	23,143
Net unrealized appreciation (depreciation)	$2,729	$2,010	$8,055	$79,039
During the three months ended September 30, 2024, we recorded net unrealized appreciation totaling $2.7 million, consisting of net unrealized appreciation reclassification adjustments of $11.1 million related to the net realized losses / gains on the sales / exits and restructures of certain investments, net unrealized appreciation on our current portfolio of $8.9 million, and unrealized appreciation of $1.1 million on the MVC credit support agreement with Barings, partially offset by net unrealized depreciation related to foreign currency transactions of $9.8 million, net unrealized depreciation related to forward currency contracts of $8.2 million and net unrealized depreciation of $0.4 million on the Sierra credit support agreement with Barings. The net unrealized appreciation on our current portfolio of $8.9 million was driven primarily by the impact of foreign currency exchange rates on investments of $21.6 million, partially offset by the credit or fundamental performance of investments of $11.1 million and broad market moves for investments of $1.6 million.

During the nine months ended September 30, 2024, we recorded net unrealized appreciation totaling $8.1 million, consisting of net unrealized appreciation reclassification adjustments of $27.3 million related to the net realized losses on the sales / repayments and restructures of certain investments, net unrealized appreciation related to forward currency contracts of $3.2 million and unrealized appreciation of $1.7 million on the MVC credit support agreement with Barings, partially offset by net unrealized depreciation on our current portfolio of $10.6 million, unrealized depreciation of $8.3 million on the Sierra credit support agreement with Barings and net unrealized depreciation related to foreign currency transactions of $5.2 million. The net unrealized depreciation on our current portfolio of $10.6 million was driven primarily by the credit or fundamental performance of investments of $25.8 million, partially offset by the impact of foreign currency exchange rates on investments of $10.5 million and broad market moves for investments of $4.7 million.
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
Cash Flows
For the nine months ended September 30, 2024, we experienced a net decrease in cash in the amount of $4.5 million. During that period, our operating activities provided $167.3 million in cash, with proceeds from sales or repayments of portfolio investments totaling $422.9 million and other cash collections from investments exceeding purchases of portfolio investments of $346.0 million. In addition, our financing activities used net cash of $171.9 million, consisting of net repayments under the February 2019 Credit Facility of $377.1 million, dividends paid in the amount of $82.6 million and share repurchases of $5.0 million, partially offset by net proceeds of $292.8 million from the issuance of the February 2029 Notes. As of September 30, 2024, we had $66.0 million of cash and foreign currencies on hand, including $3.2 million of restricted cash.
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
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility (the “November 2021 Amendment”). Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1,065.0 million from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility (the “April 2022 Amendment”). We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”).
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
As of September 30, 2024, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $131.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 7.105% (one month SOFR of 5.005%), borrowings denominated in Swedish kronor of 9.8kr million ($1.0 million U.S. dollars) with an interest rate of 5.500% (one month STIBOR of 3.500%), borrowings denominated in British pounds sterling of £55.6 million ($74.6 million U.S. dollars) with an interest rate of 7.233% (one month SONIA of 5.200%) and borrowings denominated in Euros of €126.6 million ($141.3 million U.S. dollars) with an interest rate of 5.500% (one month EURIBOR of 3.500%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2024, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $347.8 million. See “Note 5. Borrowings — February 2019 Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of September 30, 2024, we were in compliance with all covenants under the August 2020 NPA.
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
As of September 30, 2024, the fair value of the outstanding August 2025 Notes was $49.7 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2024, we were in compliance with all covenants under the November 2020 NPA.
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
As of September 30, 2024, the fair value of the outstanding Series B Notes and the Series C Notes was $61.5 million and $109.2 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2024, we were in compliance with all covenants under the February 2021 NPA.
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
As of September 30, 2024, the fair value of the outstanding Series D Notes and the Series E Notes was $77.7 million and $66.3 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
November 2026 Notes
On November 23, 2021, we entered into an Indenture (the “Base Indenture”) and a First Supplemental Indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “November 2026 Notes Indenture”) with U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association, the “Trustee”). The First Supplemental Indenture relates to our issuance of $350.0 million aggregate principal amount of our 3.300% notes due 2026 (the “November 2026 Notes”).
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
As of September 30, 2024, the fair value of the outstanding November 2026 Notes was $327.9 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
February 2029 Notes
On February 7, 2024, we entered into an underwriting agreement among us, Barings LLC, and Wells Fargo Securities, LLC, SMBC Nikko Securities America, Inc., BMO Capital Markets Corp., and Fifth Third Securities, Inc., in connection with the issuance and sale of $300.0 million in aggregate principal amount of our 7.000% senior unsecured notes due February 15, 2029 (the “February 2029 Notes”). The February 2029 Notes offering closed on February 12, 2024 and the February 2029 Notes were issued under a Second Supplemental Indenture, dated February 12, 2024, between us and the Trustee, to the Base Indenture (the “Second Supplemental Indenture,” and together with the Base Indenture, the “February 2029 Notes Indenture”).
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
As of September 30, 2024, the fair value of the outstanding February 2029 Notes was $305.6 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 7.00% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $5.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Share Repurchase Program
On February 23, 2023, our Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2024. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the nine months ended September 30, 2024, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 22, 2024, our Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the nine months ended September 30, 2024, we repurchased a total of 508,132 shares of common stock in the open market under the Share Repurchase Program at an average price of $9.79 per share, including brokerage commissions.
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
Recent Developments
Subsequent to September 30, 2024, we made approximately $117.1 million of new commitments, of which $95.8 million closed and funded. The $95.8 million of investments consists of $91.2 million of first lien senior secured debt investments, $0.6 million of second lien senior secured debt investments, $0.5 million of equity investments and a $3.5 million preferred equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, litigation finance loans to mass tort law firms. The weighted average yield of the debt investments was 9.6%. In addition, we funded $12.9 million of previously committed revolvers and delayed draw term loans.
On November 5, 2024, we entered into an amended and restated senior secured credit agreement, which amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as we maintain an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065 million to $825 million, of which $100 million has been reallocated from revolving commitments to term loan commitments.
On November 6, 2024, the Board declared a quarterly distribution of $0.26 per share payable on December 11, 2024 to holders of record as of December 4, 2024.
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
As of September 30, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 202% of our total net assets, as compared to approximately 208% of our total net assets as of December 31, 2023.
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
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan, or Loan Origination Fees, are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection to revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,743	$1,740	$5,191	$5,160
Management, valuation and other fees	403	518	1,244	1,712
Royalty income	176	—	251	—
Total Recurring Fee and Other Income	2,322	2,258	6,686	6,872
Non-Recurring Fee and Other Income:
Prepayment fees	44	—	316	329
Acceleration of unamortized loan origination fees	855	208	2,880	882
Advisory, loan amendment and other fees	1,068	184	1,650	2,167
Total Non-Recurring Fee and Other Income	1,967	392	4,846	3,378
Total Fee and Other Income	$4,289	$2,650	$11,532	$10,250
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024 and December 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$461	$634
AD Bidco, Inc.(1)	Delayed Draw Term Loan	3,522	—
AD Bidco, Inc.(1)	Revolver	1,303	—
Adhefin International(1)(3)	Delayed Draw Term Loan	424	419
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	—	1,179
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	2,443	—
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	560	—
AirX Climate Solutions, Inc.(1)(2)	Revolver	814	482
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	648	1,634
Americo Chemical Products, LLC(1)	Revolver	471	471
Amtech LLC(1)	Revolver	—	436
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	—	343
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	2,337	2,221
Arc Education(1)(3)	Delayed Draw Term Loan	1,305	1,291
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	396	541
ASC Communications, LLC(1)	Revolver	1,089	1,089
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	235	604
ATL II MRO Holdings Inc.(1)	Revolver	1,667	1,667
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,325	1,304
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.(1)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	—	2,007
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	4,629	—
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	674	667
BKF Buyer, Inc.(1)(2)	Revolver	2,970	—
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,840
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	141	140
BrightSign LLC(1)	Revolver	310	443

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
CAi Software, LLC(1)(2)	Revolver	1,261	943
Caldwell & Gregory LLC(1)	Delayed Draw Term Loan	3,750	—
Caldwell & Gregory LLC(1)	Revolver	2,500	—
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	95	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	629	1,985
Cascade Residential Services LLC(1)	Revolver	265	331
Catawba River Limited(1)(2)(4)	Structured Junior Note	—	13,971
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	3,490	—
CCFF Buyer, LLC(1)	Revolver	1,047	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	2,734
Comply365, LLC(1)	Revolver	1,101	1,101
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	438	434
CSL DualCom(1)(4)	Capex / Acquisition Term Loan	158	150
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Revolver	429	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	443	439
Eclipse Business Capital, LLC(1)	Revolver	15,909	17,182
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	585	—
EMI Porta Holdco LLC(1)(2)	Revolver	2,610	403
eShipping, LLC(1)	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,759	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	619	620
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
Faraday(1)(3)	Delayed Draw Term Loan	1,000	990
Finexvet(1)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	551	524
Forest Buyer, LLC(1)	Revolver	298	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	459	—
Fortis Payment Systems, LLC(1)(2)	Revolver	625	—
GB Eagle Buyer, Inc.(1)	Revolver	2,581	2,581
GCDL LLC(1)(2)	Delayed Draw Term Loan	108	—
GCDL LLC(1)(2)	Revolver	108	—
Global Academic Group Limited(1)(7)	Term Loan	416	414
GPZN II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53
GPZN II GmbH(1)(2)(3)	Delayed Draw Term Loan	18	—
Graphpad Software, LLC(1)	Delayed Draw Term Loan	2,093	—
Graphpad Software, LLC(1)	Revolver	872	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	30	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	162	—
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	113	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,632	2,632
HEKA INVEST(1)(3)	Delayed Draw Term Loan	581	575

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
HemaSource, Inc.(1)	Revolver	1,804	1,421
HomeX Services Group LLC(1)	Delayed Draw Term Loan	650	845
HomeX Services Group LLC(1)	Revolver	338	338
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(1)(2)	Revolver	1,364	1,364
Hydratech Holdings, Inc. (1)(2)	Delayed Draw Term Loan	4,960	—
Hydratech Holdings, Inc. (1)(2)	Revolver	1,125	—
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	165	—
Ice House America, L.L.C.(1)	Revolver	302	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	266
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	1,872
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	627	620
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	57
InvoCare Limited(1)(5)	Delayed Draw Term Loan	393	387
Isolstar Holding NV (IPCOM)(1)(2)(3)	Delayed Draw Term Loan	—	656
ISTO Technologies II, LLC(1)	Revolver	714	714
ITI Intermodal, Inc.(1)(2)	Revolver	1,031	1,157
Jocassee Partners LLC(1)	Joint Venture	65,000	65,000
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	1,131	1,125
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	2,830
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	153
Keystone Bidco B.V.(1)(3)	Delayed Draw Term Loan	200	—
Keystone Bidco B.V.(1)(3)	Revolver	75	—
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	633	626
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	—	18
LeadsOnline, LLC(1)	Revolver	2,603	2,187
Lifestyle Intermediate II, LLC(1)(2)	Revolver	—	2,500
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	25	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	111	109
Marshall Excelsior Co.(1)(2)	Revolver	—	221
MB Purchaser, LLC(1)	Delayed Draw Term Loan	1,144	—
MB Purchaser, LLC(1)	Revolver	309	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	276	276
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	4,822	—
Media Recovery, Inc. (SpotSee)(1)	Revolver	635	—
Media Recovery, Inc. (SpotSee)(1)(4)	Revolver	794	—
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	592	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	745	773
Modern Star Holdings Bidco Pty Limited.(1)(2)(5)	Term Loan	991	974
Moonlight Bidco Limited(1)(4)	Delayed Draw Term Loan	591	562
Narda Acquisitionco., Inc.(1)	Revolver	1,311	1,311
NAW Buyer LLC(1)	Delayed Draw Term Loan	5,729	5,876
NAW Buyer LLC(1)	Revolver	1,894	1,515
NeoxCo(1)(3)	Delayed Draw Term Loan	502	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	1,891	1,891

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Next Holdco, LLC(1)	Revolver	733	733
NF Holdco, LLC(1)(2)	Revolver	497	663
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	—	809
NPM Investments 28 B.V. (1)(3)	Delayed Draw Term Loan	484	479
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	1,370	1,370
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	4,276	5,345
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,109	1,109
Parkview Dental Holdings LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	3,256	4,807
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	1,970	1,970
Polara Enterprises, L.L.C.(1)	Revolver	545	545
Premium Invest(1)(3)	Acquisition Facility	1,730	1,712
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	935	935
Process Insights Acquisition, Inc.(1)	Revolver	576	—
Process Insights Acquisition, Inc.(1)	Revolver	—	1,014
ProfitOptics, LLC(1)(2)	Revolver	169	210
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	—	656
Pro-Vision Solutions Holdings, LLC(1)	Revolver	2,077	—
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	208	206
Qualified Industries, LLC(1)	Revolver	242	242
R1 HOLDINGS, LLC(1)	Delayed Draw Term Loan	—	1,682
R1 HOLDINGS, LLC(1)	Revolver	1,947	1,947
RA Outdoors, LLC(1)(2)	Revolver	—	438
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	2,399	3,412
Randys Holdings, Inc.(1)	Revolver	1,434	1,326
REP SEKO MERGER SUB LLC(1)(2)	Revolver	56	—
Rhondda Financing No. 1 DAC(1)(4)	Structured Junior Note	—	4,707
Rocade Holdings LLC(1)	Preferred Equity	17,500	17,500
Rock Labor LLC(1)	Revolver	1,103	1,103
Royal Buyer, LLC(1)	Delayed Draw Term Loan	—	922
Royal Buyer, LLC(1)	Revolver	1,748	1,340
RPX Corporation(1)(2)	Revolver	3,024	—
RTIC Subsidiary Holdings, LLC(1)(2)	Revolver	—	3,333
Sanoptis S.A.R.L.(1)(3)	Term Loan	2,647	—
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	16
Sanoptis S.A.R.L.(1)(3)	CAF Term Loan	—	1,458
Sansidor BV(1)(2)(3)	Acquisition Facility Term Loan	427	—
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Delayed Draw Term Loan	7,905	—
SBP Holdings LP(1)	Revolver	2,730	1,065
Scaled Agile, Inc.(1)(2)	Revolver	—	280
Scout Bidco B.V.(1)(2)(3)	Revolver	1,077	640
Security Holdings B.V.(1)(2)(3)	Delayed Draw Term Loan	2,232	2,209
Security Holdings B.V.(1)(2)(3)	Revolver	1,116	1,105
Sinari Invest(1)(3)	Delayed Draw Term Loan	624	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	503	1,007

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Smartling, Inc.(1)	Revolver	1,176	1,176
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	—	3,440
SmartShift Group, Inc.(1)	Revolver	1,651	1,651
SOLO BUYER, L.P.(1)(2)	Revolver	1,596	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	232	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	156	90
SPATCO Energy Solutions, LLC(1)(2)	Delayed Draw Term Loan	1,635	—
SPATCO Energy Solutions, LLC(1)(2)	Revolver	1,188	—
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)(2)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	2,384	4,119
Superjet Buyer, LLC(1)(2)	Delayed Draw Term Loan	4,085	—
Superjet Buyer, LLC(1)(2)	Revolver	2,189	1,369
SVI International LLC(1)	Delayed Draw Term Loan	74	—
SVI International LLC(1)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	391
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	509	614
Tank Holding Corp(1)(2)	Revolver	255	640
TANQUERAY BIDCO LIMITED(1)(4)	Capex Facility	1,213	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	261	—
Techone B.V.(1)(3)	Revolver	530	315
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,470	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	1,825
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	827	827
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	3,229
The Hilb Group, LLC(1)	Delayed Draw Term Loan	—	313
Trader Corporation(1)(6)	Revolver	346	354
Trintech, Inc.(1)	Revolver	383	383
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642
Turbo Buyer, Inc. (1)(2)	Delayed Draw Term Loan	—	1,350
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	255	840
UBC Ledgers Holding AB(1)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	71	83
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	690	683
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	484	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,407	2,540
WEST-NR ACQUISITIONCO, LLC(1)	Delayed Draw Term Loan	2,448	2,500
Whitcraft Holdings, Inc.(1)(2)	Delayed Draw Term Loan	3,090	—
Whitcraft Holdings, Inc.(1)(2)	Revolver	918	1,760
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(1)(2)	Line of Credit	1,065	680
World 50, Inc.(1)	Revolver	827	—
WWEC HOLDINGS III CORP(1)(2)	Revolver	2,485	2,019
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	—	2,704

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	2,932
ZB Holdco LLC(1)(2)	Revolver	372	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	2,667
Total unused commitments to extend financing		$306,343	$305,903
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both September 30, 2024 and December 31, 2023, we had guaranteed €9.9 million ($11.0 million U.S. dollars and $10.9 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto, that mature in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We currently, and may in the future, hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
As of September 30, 2024, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S.

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
Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in September 2024, the U.S. Federal Reserve announced a benchmark rate cut and has announced that it may cut benchmark rates further in the next year, depending on inflation reports and other metrics. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of September 30, 2024, approximately $1,851.8 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of September 30, 2024, approximately $647.8 million (principal amount) of our borrowings bore interest at variable rates (approximately 47.2% of our total borrowings as of September 30, 2024) under the February 2019 Credit Facility and the February 2029 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the February 2019 Credit Facility and the February 2029 Notes.
Based on our September 30, 2024 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$55,555	$19,434	$36,121
Up 200 basis points	37,037	12,956	24,081
Up 100 basis points	18,518	6,478	12,040
Down 25 basis points	(4,630)	(1,620)	(3,010)
Down 50 basis points	(9,259)	(3,239)	(6,020)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of September 30, 2024, we had U.S. dollar borrowings of $131.0 million outstanding under the February 2019 Credit Facility with an interest rate of 7.105% (one month SOFR of 5.005%), borrowings denominated in Swedish kronor of 9.8kr million ($1.0 million U.S. dollars) with an interest rate of 5.500% (one month STIBOR of 3.500%), borrowings denominated in British pounds sterling of £55.6 million ($74.6 million U.S. dollars) with an interest rate of 7.233% (one month SONIA of 5.200%) and borrowings denominated in Euros of €126.6 million ($141.3 million U.S. dollars) with an interest rate of 5.500% (one month EURIBOR of 3.500%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2024, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 60,837 shares of our common stock for an aggregate of $604,177 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on August 7, 2024.
On February 22, 2024, the Board authorized a new 12-month Share Repurchase Program. Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended September 30, 2024, we repurchased a total of 199,054 shares of our common stock in the open market under the Share Repurchase Program at an average price of $9.84 per share, including brokerage commissions.

The following chart summarizes repurchases of our common stock for the three months ended September 30, 2024:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
July 1 through July 31, 2024	—		$—	—	$26,984
August 1 through August 31, 2024	—		$—	—	$26,984
September 1 through September 30, 2024	259,891	(1)	$9.86	199,054	$25,027
(1)     Includes 60,837 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Amendment No. 5 to Senior Secured Revolving Credit Agreement, dated as July 2, 2024, by and among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING, as administrative agent.**

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

BARINGS BDC, INC.

Date:	November 6, 2024	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2024	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)