Form 10-K
period 2024-12-31
Barings BDC, Inc.
filed 2025-02-20
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure that all executive officers, directors and 10% or more stockholders of the registrant are “affiliates”) as of June 28, 2024, based on the closing price on that date of $9.73 on the New York Stock Exchange, was $891,303,268.
The number of shares outstanding of the registrant’s common stock on February 20, 2025 was 105,408,938.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant's 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BARINGS BDC, INC.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2024

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
Our headquarters is in Charlotte, North Carolina, and our Internet address is www.baringsbdc.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). Copies of this Annual Report on Form 10-K and other reports are also available without charge upon written request to us.
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
The Externalization Transaction closed on August 2, 2018 (the “Externalization Closing”). Effective as of the Externalization Closing, we changed our name from Triangle Capital Corporation to Barings BDC, Inc. (the “Company”) and on August 3, 2018, began trading on the New York Stock Exchange (“NYSE”) under the symbol “BBDC.”
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
Overview of Our Business
Barings focuses on investing our portfolio primarily in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings’ existing SEC co-investment exemptive relief under the 1940 Act (as amended, the “Co-Investment Exemptive Relief”) permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings Global Private Finance Group (“Barings GPFG”), manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $344.1 billion Global Fixed Income Platform (as of December 31, 2024) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple traded closed-end funds and business development companies.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 52 investment professionals (as of December 31, 2024) located in three offices in the U.S. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Investment Committee
The Barings North American Private Finance investment committee (the “Investment Committee”), which is responsible for our investment origination and portfolio monitoring activities for middle-market companies in North America, currently consists of seven members: Bryan High, Head of Barings GPFG; Stuart Mathieson, Head of Europe and APAC Private Credit and Capital Solutions; Terry Harris, Head of Portfolio Management for Barings GPFG; Tyler Gately, Head of North American Private Credit; Matthew Freund, President of the Company, Barings Capital Investment Corporation (“BCIC”) and Barings Private Credit Corporation (“BPCC”); Brianne Ptacek, Managing Director; and Bob Shettle, Managing Director. The Investment Committee averages approximately 23 years of industry experience. A majority of the votes cast at a meeting at which a majority of the members of the Investment Committee is present is required to approve all investments in new middle-market companies. Bryan High and Matthew Freund serve as the Company’s portfolio managers.
Bryan High, Stuart Mathieson, Terry Harris, Tom Kilpatrick, a member of Barings’ Private Credit and Capital Solutions Team and Orla Walsh, Managing Director and member of Barings’ Private Credit Team comprise the Barings GPFG European Investment Committee, and Bryan High, Stuart Mathieson, Terry Harris, Shane Forster, Managing Director, and Justin Hooley, Managing Director, comprise the Barings GPFG Asia-Pacific Investment Committee, which committees are responsible for our investment origination and portfolio monitoring activities for middle-market companies in European and Asia-Pacific geographies, respectively. Barings believes that the individual and shared experience of these senior team members provides Barings GPFG’s investment committees with an appropriate balance of shared investment philosophy and difference of background and opinion.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the 2018 Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level that is more consistent with a portfolio of senior secured debt. As of December 31, 2024, our asset coverage ratio was 180.0%.

Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG’s Origination and Portfolio Management Resources. As of December 31, 2024 Barings GPFG has over 95 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
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
•Focusing on the Middle-Market. We primarily invest in middle-market companies. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”), of $15.0 million to $75.0 million.
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
Investments
Debt Investments
The terms of our directly originated debt investments in middle market companies are tailored to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect lender rights and manage risk while creating incentives for the portfolio company to achieve its business plan. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protections, change of control provisions and a pledge of the operating companies’ stock which provides us with additional exit options in downside scenarios. Other lending protections may include excess cash flow sweeps (effectively term loan amortization), limitations on a company’s ability to make acquisitions, maximums on capital expenditures and limits on allowable dividends and distributions. Further, up-front closing fees of typically 1-3% of the loan amount act effectively as pre-payment protection given the cost to a company to refinance early. Additionally, we will sometimes include call protection provisions effective for the first six to twelve months of an investment to enhance our potential total return.
We focus on investing primarily in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between SOFR (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum.
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
•Established Companies with Positive Cash Flow.    We seek to invest in later-stage or mature companies with a proven history of generating positive cash flows. We typically focus on companies with a history of profitability and trailing twelve-month Adjusted EBITDA ranging from $15.0 million to $75.0 million.
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
Investment Process
Our investment origination and portfolio monitoring activities for middle-market companies are performed by Barings GPFG. The investment committee at Barings GPFG is responsible for all aspects of our investment process for investments in middle-market companies; however, other investment committees within Barings are primarily responsible for the investment process for our opportunistic investments in special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and mortgage securities. Each of Barings’ investment processes is designed to maximize risk-adjusted returns, minimize non-performing assets and avoid investment losses. In addition, the investment process is also designed to provide sponsors and/or prospective portfolio companies with efficient and predictable deal execution.
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
Valuation Process and Determination of Net Asset Value
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair

Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by Barings and were approved by the Board.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all of our investments for which market quotations are not readily available. The Board has designated Barings as valuation designee to perform the fair value determinations relating to the value of the assets held by us for which market quotations are not readily available. Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by Barings’ pricing committee.
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
Valuation of Investments in Jocassee Partners LLC, Thompson Rivers LLC, Waccamaw River LLC, Sierra Senior Loan Strategy JV I LLC and MVC Private Equity Fund LP
As Jocassee Partners LLC, Thompson Rivers LLC, Waccamaw River LLC, Sierra Senior Loan Strategy JV I LLC JV and MVC Private Equity Fund LP are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
Brokerage Allocation and Other Practices
We paid $0.2 million in brokerage commissions during the fiscal year ended December 31, 2024 in connection with the acquisition and/or disposal of our investments. We did not pay any brokerage commissions during the fiscal years ended December 31, 2023 and December 31, 2022 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
There will be no brokerage charges or other fees to common stockholders who participate in the plan. However, certain brokerage firms may charge brokerage charges or other fees to their customers. We will pay the Plan Administrator’s fees under the plan. If a participant elects by written notice to the Plan Administrator to have the Plan Administrator sell part or all of the shares held by the Plan Administrator in the participant’s account and remit the proceeds to the participant, the Plan Administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds.
Common stockholders who receive dividends in the form of stock generally are subject to the same federal, state and local tax consequences as are common stockholders who elect to receive their dividends in cash. However, since a participating stockholder’s cash dividends will be reinvested, such stockholder will not receive cash with which to pay any applicable taxes on reinvested dividends. A common stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the common stockholder. Any stock received in a dividend will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. common stockholder’s account. Stock received in a dividend may generate a wash sale if a common stockholder sold our stock at a realized loss within 30 days either before or after such dividend.
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
Employees
We currently do not have any employees and do not expect to have any employees. The services necessary for our business are provided by individuals who are employees of Barings, pursuant to the terms of the Barings BDC Advisory Agreement (as defined below) and our Administration Agreement. Each of our executive officers is an employee of Barings and our day-to-day investment activities are managed by Barings.
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
The Base Management Fee is calculated based on our gross assets, including the credit support agreements, assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.25%. The Base Management Fee is payable quarterly in arrears on a calendar quarter basis, and is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter will be appropriately prorated.
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
Duration and Termination of Advisory Agreement
The Barings BDC Advisory Agreement was most recently re-approved on May 7, 2024 by our Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), for an additional one-year term ending on June 24, 2025, and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Barings BDC Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser. The Barings BDC Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” in accordance with the Barings valuation policy. Changes in these values are reported through our statements of operations under the caption of “net unrealized appreciation (depreciation) on investments.” See “Valuation Process and Determination of Net Asset Value” above.
•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations” below. We met the minimum distribution requirements for 2022, 2023 and 2024 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
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
Co-Investment Exemptive Relief
As a BDC, we are required to comply with certain regulatory requirements. For example, we generally are not permitted to make loans to companies controlled by Barings or other funds managed by Barings. We are also not permitted to make any co-investments with Barings or its affiliates (including any fund managed by Barings or an investment adviser controlling, controlled by or under common control with Barings) without exemptive relief from the SEC, subject to certain exceptions. The Co-Investment Exemptive Relief that the SEC has granted to Barings permits certain present and future funds, including us, advised by Barings (or an investment adviser controlling, controlled by or under common control with Barings) to co-invest in suitable negotiated investments. Co-investments made under the Co-Investment Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Co-Investment Exemptive Relief, which could limit our ability to participate in a co-investment transaction.
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
Senior Securities
On July 24, 2018, our stockholders voted at the 2018 Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act decreased to 150% from 200%. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A.— Risk Factors — Risks Relating to Our Business and Structure — Incurring additional leverage may magnify our exposure to risks associated with changes in leverage, including fluctuations in interest rates that could adversely affect our profitability” included in this Annual Report on Form 10-K.
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
Compliance Policies and Procedures
We and Barings have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering such policies and procedures. Itzbell Branca serves as our Chief Compliance Officer.
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
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of those members of the Board who are not interested persons and, in some cases, prior approval by the SEC. The 1940 Act prohibits us from making certain negotiated co-investments with affiliates absent prior approval of the SEC. Barings’ Co-Investment Exemptive Relief permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in loans originated by Barings, which allows Barings to implement its senior secured private debt investment strategy for us.
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

Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes a wide variety of regulatory requirements on publicly held companies and their insiders. For example:
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
If an entity treated as a partnership for U.S. federal income tax purposes (a “partnership”) holds shares of our common stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner or member and the activities of the partnership. A prospective stockholder that is a partner or member in a partnership holding shares of our common stock should consult his, her or their tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.
Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or their particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any changes in the tax laws.
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
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants) (“OID”), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash.
Because any OID or other amounts accrued will be included in our ICTI for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4.0% U.S. federal excise tax, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
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
Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our ICTI will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares. It is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders and will not be eligible for the corporate dividends received deduction. Distributions of our net capital gains properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its shares and regardless of whether paid in cash or reinvested in additional shares.
We may elect to retain our net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, we may report the retained amount as undistributed capital gains in a notice to our stockholders, who will be treated as if each received a distribution of its pro rata share of such gain, with the result that each stockholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by us on the gain and (iii) increase the tax basis for its shares of our stock by an amount equal to the deemed distribution less the tax credit.
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service, or IRS, has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
Withholding
Our distributions generally will be treated as dividends for U.S. tax purposes and will be subject to U.S. income or withholding tax unless the non-U.S. stockholder receiving the dividend qualifies for an exemption from U.S. tax or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder and an exemption from U.S. tax in the hands of a non-U.S. stockholder.
Under an exemption, properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. stockholders. Under such exemption, a non-U.S. stockholder generally may receive interest-related dividends free of U.S. withholding tax if such stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. In particular, the exemption does not apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case shares of our stock are held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report the payment as a dividend eligible for the exemption. For additional information concerning withholding, see “Risk Factors — Risks Relating to Our Business and Structure — There may be withholding of U.S. federal income tax on dividends for non-U.S. stockholders” included in Item 1A of Part I of this Annual Report on Form 10-K.
State and Local Tax Treatment
State and local tax treatment may differ from U.S. federal income tax treatment.
The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.
Available Information
We intend to make this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, our current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, publicly available on our website (www.baringsbdc.com) without charge as soon as reasonably practicable following our filing of such reports with the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC. We assume no obligation to update or revise any statements in this Annual Report on Form 10-K or in other reports filed with the SEC, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K and our other reports is available without charge upon written request to Investor Relations, Barings BDC, Inc., 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202. The SEC maintains an Internet site at www.sec.gov that contains our periodic and current reports, proxy and information statements and our other filings.

Item 1A. Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks that we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV, the trading price of our common stock and the value of our other securities could decline, and you may lose all or part of your investment.
The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the summary list below can be found further below.
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
As of February 20, 2025, Barings, our external investment adviser, beneficially owns approximately 12.9% of our outstanding common stock. As a result, Barings may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as Barings may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
Barings, its Investment Committee, or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
Principals of Barings and its affiliates and members of Barings’ Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. Pursuant to the Co-Investment Exemptive Relief, we are generally permitted to co-invest with funds affiliated with Barings if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. Co-investments made under the Co-Investment Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Co-Investment Exemptive Relief, which could limit our ability to participate in a co-investment transaction.
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
Barings is able to resign as our investment adviser and/or our administrator, and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Pursuant to the Barings BDC Advisory Agreement, Barings has the right to resign as our investment adviser upon 60 days’ written notice, regardless of whether a replacement has been found. Similarly, Barings has the right under the Administration Agreement to resign upon 60 days’ written notice, regardless of whether a replacement has been found. If Barings resigns, it may be difficult to find a replacement investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Barings. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

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
Certain of our debt investments contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the Base Management Fee that we pay to the Adviser is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the Base Management Fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Adviser.
To the extent OID instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because OID income is accrued without any cash being received by the Company, required cash distributions may have to be paid from offering proceeds or the sale of Company assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan; and (g) OID creates risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.
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
We generally seek approval from our stockholders annually so that we have the flexibility to issue up to a specified percentage of our then-outstanding shares of our common stock at a price below NAV, but in some years we may not obtain such approval.
Our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations thereunder, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum stockholders’ equity, minimum asset coverage, maximum net debt to equity, and maintenance of RIC and BDC status. These financing arrangements also contain customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. An increase in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, which may result in an increase in the amount of incentive fees payable to Barings. Conversely, in periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income.

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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2024 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2024, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2024(1)	(28.9)%	(17.7)%	(6.5)%	(4.7)%	15.9%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2024(2)	(40.1)%	(25.2)%	(10.3)%	4.6%	19.5%
(1) Assumes $2,670.8 million in total assets, $1,471.0 million in debt outstanding, $1,190.4 million in net assets and an average cost of funds of 5.250%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2024. The assumed amount of debt outstanding for this example includes $438.6 million of outstanding borrowings under our senior secured credit facility with ING Capital LLC initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”) as of December 31, 2024, $50.0 million aggregate principal amount of August 2025 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $175.0 million aggregate principal amount of November Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $150.0 million aggregate principal amount of February Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $350.0 million aggregate principal amount of November 2026 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $300.0 million aggregate principal amount of February 2029 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, and assumed additional borrowings of $7.4 million to settle our payable from unsettled transactions as of December 31, 2024.
(2) Assumes $3,548.3 million in total assets, $2,341.1 million in debt outstanding and $1,190.4 million in net assets as of December 31, 2024, and an average cost of funds of 5.250%, which was the weighted average borrowing cost of our borrowings at December 31, 2024.
Based on our total outstanding indebtedness of $1,463.6 million as of December 31, 2024, assumed additional borrowings of $7.4 million to settle our payable from unsettled transactions as of December 31, 2024 and an average cost of funds of 5.250%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2024, our investment portfolio must experience an annual return of at least 2.89% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $2,341.1 million calculated assuming a 150% asset coverage ratio and an average cost of funds of 5.250%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2024, our investment portfolio must experience an annual return of at least 3.46% to cover annual interest payments on our outstanding indebtedness.
We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.
Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take precedence over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

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
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with contractual PIK interest or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as PIK interest. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for U.S. federal income tax purposes.
Because any OID or other amounts accrued will be included in our ICTI for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise debt or additional equity capital or forego new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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
However, if reported by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend.
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
On February 23, 2023, our Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases was determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2024. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the year ended December 31, 2024, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 22, 2024, our Board authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2024, we repurchased a total of 658,132 shares of common stock in the open market under the Share Repurchase Program at an average price of $9.79 per share, including brokerage commissions. See “Management’s Discussion of Financial Condition and Results of Operations—Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
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
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced volatility and disruption in recent years. Disruptions in the capital markets have in the past increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.
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
Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “inter-creditor agreement” prior to permitting the portfolio company to borrow from us. Typically the inter-creditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (i) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (ii) the nature, timing and conduct of foreclosure or other collection proceedings; (iii) the amendment of any collateral document; (iv) the release of the security interests in respect of any collateral; and (v) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under inter-creditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.
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
Although the majority of our investments are currently U.S. dollar-denominated and are expected to be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
We may expose ourselves to risks if we engage in hedging transactions.
We have entered into hedging transactions and may continue to do so in the future, which may expose us to risks associated with such transactions. We have utilized and may continue to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
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
An increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which may reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, a situation that could reduce the value of our common stock. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.
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
In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our NAV may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.
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
There is a risk that a loan agent in respect of one of our loans may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow the agent to resign with certain advance notice.
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
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV, and may trade at premiums that may prove to be unsustainable. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in NAV per share. As of December 31, 2024, the closing price of our common stock on the NYSE was $9.57 per share, an approximately 15.2% discount to our NAV per share as of December 31, 2024.
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
Investing in our securities may involve an above-average degree of risk.
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
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
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
The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our current debt including the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes, and the February 2029 Notes (each as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), and any future debt we may issue, which may cause a default under the terms of the relevant debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
We may not be able to prepay the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes or the February 2029 Notes upon a change in control.
The note purchase agreements governing the August 2025 Notes, the November Notes and the February Notes, and the indenture governing the November 2026 Notes and the February 2029 Notes, require us to offer to prepay all of the respective issued and outstanding notes upon the occurrence of certain change in control events, which could have a material adverse effect on our business, financial condition and results of operations. Upon a change in control event, holders of the notes may require us to prepay in cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.
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
General Risk Factors
Global capital markets may experience periods of disruption and instability or an economic recession in the future. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could impair our portfolio companies and harm our operating results.
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
An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material effect on our business, financial condition or results of operations. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. We generally seek approval from our stockholders annually so that we have the flexibility to issue up to a specified percentage of our then-outstanding shares of our common stock at a price below NAV, but in some years we may not obtain such approval.
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
Terrorist attacks, acts of war, national disasters, or public health crises (such as outbreaks or pandemics) may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, national disasters, or public health crises (such as outbreaks or pandemics) may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and COVID-19.
The conflict between Russia and Ukraine and in the Middle East, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material effect on our business, financial condition and results of operations.
The extent to which any disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of COVID-19) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material effect on our business, operating results and financial condition.
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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Although we and our Adviser assess our banking relationships and those of our portfolio companies’ banking relationships as we believe necessary or appropriate, our access and that of our portfolio companies’ to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
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
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists as necessary with the oversight of other third-party service providers and their cybersecurity programs as discussed further below. The Adviser’s cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.
The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with its use of such entities. The Company’s Chief Compliance Officer (“CCO”) also plays an oversight role in the area of cybersecurity preparedness with respect to these entities.

Board Oversight of Security Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Adviser’s Chief Information Security Officer (“CISO”) regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management’s Role in Cybersecurity Risk Management
The Company’s management and the CISO of the Adviser manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s compliance program and relies on the Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s CISO has 15 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any impact from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Our headquarters is currently located at 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202, where we occupy office space pursuant to the Administration Agreement with Barings. We believe that our current office facilities are adequate to meet our needs.
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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Holders
Our common stock is traded on the NYSE under the ticker symbol “BBDC.” As of February 20, 2025, there were approximately 1,896 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”
The following table sets forth, for each fiscal quarter during the last two fiscal years and the current fiscal year to date, the NAV per share of our common stock, the high and the low closing sales prices for our common stock and such closing sales prices as a percentage of NAV per share.

				Premium (Discount)	Premium (Discount)
				of High Closing	of Low Closing
	Net Asset	Closing Sales Price(2)		Sales Price	Sales Price
	Value(1)	High	Low	to NAV(3)	to NAV(3)
Year ended December 31, 2023
First Quarter	$11.17	$8.95	$7.47	(19.9)%	(33.1)%
Second Quarter	$11.34	$8.01	$7.19	(29.4)%	(36.6)%
Third Quarter	$11.25	$9.34	$7.65	(17.0)%	(32.0)%
Fourth Quarter	$11.28	$9.39	$8.58	(16.8)%	(23.9)%
Year ended December 31, 2024
First Quarter	$11.44	$9.88	$8.70	(13.6)%	(24.0)%
Second Quarter	$11.36	$10.18	$9.13	(10.4)%	(19.6)%
Third Quarter	$11.32	$10.19	$9.28	(10.0)%	(18.0)%
Fourth Quarter	$11.29	$10.33	$9.27	(8.5)%	(17.9)%
Year ending December 31, 2025
First Quarter (through February 19, 2025)	*	$10.46	$9.36	*	*
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
As of February 19, 2025, the closing price of our common stock on the NYSE was $10.46 per share, an approximately 7.4% discount to our NAV per share as of December 31, 2024.
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Ordinary income	$1.04	100.0%	$1.02	100.0%
Total reported on IRS Form 1099-DIV	$1.04	100.0%	$1.02	100.0%

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
We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends is expected to be paid from any other source other than net investment income accrued for the current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirements, we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and our website, as well as send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on U.S. GAAP that are subject to revision, and the exact character of the distributions for tax purposes, cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
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
Issuer Purchases of Equity Securities
During the three months ended December 31, 2024, in connection with our dividend reinvestment plan for our common stockholders, we directed the Plan Administrator to purchase 53,518 shares of our common stock for an aggregate of $522,845 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on November 6, 2024.
On February 23, 2023, our Board authorized the Prior Share Repurchase Program. Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases was determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2024. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the year ended December 31, 2024, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 22, 2024, our Board authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2024, we repurchased a total of 658,132 shares of common stock in the open market under the Share Repurchase Program at an average price of $9.79 per share, including brokerage commissions. See “Management’s Discussion of Financial Condition and Results of Operations—Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K.

The following chart summarizes repurchases of our common stock for the three months ended December 31, 2024:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
October 1 through October 31, 2024	—		$—	—	$25,027
November 1 through November 30, 2024	—		$—	—	$25,027
December 1 through December 31, 2024	203,518	(1)	$9.79	150,000	$23,558
(1)     Includes 53,518 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.

Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index, the NYSE Composite Index and the Wells Fargo Business Development Company Index for the five years ended December 31, 2024. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2019 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of Annual Cumulative Total Return(1)
among Barings BDC, Inc., the Nasdaq Composite Index, the NYSE Composite Index
and the Wells Fargo Business Development Company Index

$250
$225
$200
$175
$150
$125
$100
$75
$50
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/302022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
Barings BDC, Inc
NYSE Composite Index
Nasdaq Composite Index
Wells Fargo Business Development Company Index

	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20	3/31/21	6/30/21	9/30/21	12/31/21
Barings BDC, Inc.	100.00	74.02	80.11	82.31	96.50	106.70	115.06	122.43	124.87
Nasdaq Composite Index	100.00	86.05	112.67	125.34	144.92	149.20	163.64	163.26	177.06
NYSE Composite Index	100.00	74.55	86.64	93.06	106.99	115.60	123.24	120.87	129.11
Wells Fargo Business Development Company Index	100.00	58.28	87.55	90.93	107.63	125.65	136.17	139.28	145.84

	3/31/22	6/30/22	9/30/22	12/31/22	3/31/23	6/30/23	9/30/23	12/31/23
Barings BDC, Inc.	119.66	110.29	100.45	101.75	102.14	104.14	121.82	120.85
Nasdaq Composite Index	161.22	125.30	120.40	119.45	139.81	158.06	151.83	172.77
NYSE Composite Index	126.13	110.32	103.24	117.04	119.26	123.96	120.95	133.16
Wells Fargo Business Development Company Index	150.85	130.73	119.70	133.78	139.15	147.37	157.76	166.81

	3/31/24	6/30/24	9/30/24	12/31/24
Barings BDC, Inc.	134.61	144.55	149.46	149.81
Nasdaq Composite Index	188.86	204.85	210.50	223.87
NYSE Composite Index	145.52	144.09	156.81	154.19
Wells Fargo Business Development Company Index	175.26	182.83	182.69	192.58
(1)From December 31, 2019 to December 31, 2024.

Senior Securities Table
(dollar amounts in thousands, except per unit data)
Information about our senior securities as of each of the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015 is included in the below table. The report of our independent registered public accounting firm, KPMG LLP, with respect to the consolidated financial statements for the year ended December 31, 2024 and the senior securities table as of December 31, 2024, is included in this annual report on Form 10-K.

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)
December 2022 Notes
2015	$80,500	$1,972	—	$25.23
2016	80,500	2,124	—	25.15
2017	80,500	2,120	—	25.51
March 2022 Notes
2015	86,250	1,972	—	25.46
2016	86,250	2,124	—	25.58
2017	86,250	2,120	—	25.85
SBA-guaranteed debentures payable
2015	224,968	1,972	—	N/A
2016	250,000	2,124	—	N/A
2017	250,000	2,120	—	N/A
May 2011 Credit Facility
2015	131,257	1,972	—	N/A
2016	127,011	2,124	—	N/A
2017	125,315	2,120	—	N/A
August 2018 Credit Facility(6)
2018	570,000	1,988	—	N/A
2019	107,200	1,851	—	N/A
February 2019 Credit Facility
2019	245,288	1,851	—	N/A
2020	719,661	1,760	—	N/A
2021	655,189	1,538	—	N/A
2022	729,144	1,830	—	N/A
2023	719,914	1,836	—	N/A
2024	438,590	1,800	—	N/A
Debt Securitization(7)
2019	318,210	1,851	—	N/A
August 2025 Notes
2020	50,000	1,760	—	N/A
2021	50,000	1,538	—	N/A
2022	50,000	1,830	—	N/A
2023	50,000	1,836	—	N/A
2024	50,000	1,800	—	N/A

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)
Series B Notes
2020	62,500	1,760	—	N/A
2021	62,500	1,538	—	N/A
2022	62,500	1,830	—	N/A
2023	62,500	1,836	—	N/A
2024	62,500	1,800	—	N/A
Series C Notes
2020	112,500	1,760	—	N/A
2021	112,500	1,538	—	N/A
2022	112,500	1,830	—	N/A
2023	112,500	1,836	—	N/A
2024	112,500	1,800	—	N/A
Series D Notes
2021	80,000	1,538	—	N/A
2022	80,000	1,830	—	N/A
2023	80,000	1,836	—	N/A
2024	80,000	1,800	—	N/A
Series E Notes
2021	70,000	1,538	—	N/A
2022	70,000	1,830	—	N/A
2023	70,000	1,836	—	N/A
2024	70,000	1,800	—	N/A
November 2026 Notes
2021	350,000	1,538	—	N/A
2022	350,000	1,830	—	N/A
2023	350,000	1,836	—	N/A
2024	350,000	1,800	—	N/A
February 2029 Notes
2024	300,000	1,800	—	N/A
Total Senior Securities
2015	522,975	1,972	—	N/A
2016	543,761	2,124	—	N/A
2017	542,065	2,120	—	N/A
2018	570,000	1,988	—	N/A
2019	670,698	1,851	—	N/A
2020	944,661	1,760	—	N/A
2021	1,380,189	1,538	—	N/A
2022	1,454,144	1,830	—	N/A
2023	1,444,914	1,836	—	N/A
2024	1,463,590	1,800	—	N/A
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
(5)Average market value per unit for our unsecured notes issued in October 2012 and November 2012 due 2022 (the “December 2022 Notes”) and our unsecured notes issued in February 2015 due 2022 (the “March 2022 Notes”) represent the average of the daily closing prices as reported on the NYSE for each security during 2014, 2015, 2016 and 2017, as applicable. Average market value per unit for our SBA-guaranteed debentures payable, our terminated credit facility initially entered into in May 2011 (the “May 2011 Credit Facility”), Barings BDC Senior Funding I, LLC's terminated credit facility initially entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), the February 2019 Credit Facility, our $449.3 million term debt securitization in May 2019 (the “Debt Securitization”), the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes, and the February 2029 Notes are not applicable because these senior securities are not registered for public trading.
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
In connection with the MVC Acquisition, on December 23, 2020, following the closing of the MVC Merger, we entered into (1) an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings, effective January 1, 2021, and (2) a credit support agreement (the “MVC Credit Support Agreement”) with Barings, pursuant to which Barings has agreed to provide credit support to us in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. See “Business — MVC Capital, Inc. Acquisition” and “Business — Management Agreements — Investment Advisory Agreement” in Item 1 of Part I of this Annual Report on Form 10-K, as well as “Note 2. Agreements and Related Party Transactions” and “Note 6. Derivative Instruments” in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
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
Barings focuses on investing our portfolio primarily in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings’ Co-Investment Exemptive Relief permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.

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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our senior secured, middle-market, private debt investments generally have terms of between five and seven years. Our senior secured, middle-market, first lien private debt investments generally bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum. Our subordinated middle-market, private debt investments generally bear interest between SOFR (or the applicable currency rate for investments in foreign currencies) plus 700 basis points and SOFR plus 900 basis points per annum if floating rate, and between 8% and 15% if fixed rate. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind, or PIK, interest, which is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term.
As of December 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.2% and 10.5%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.8% and 10.0% as of December 31, 2024 and December 31, 2023, respectively.
Portfolio Composition
The total fair value of our investment portfolio was $2,449.3 million as of December 31, 2024, as compared to $2,488.7 million as of December 31, 2023. As of December 31, 2024, we had investments in 328 portfolio companies with an aggregate cost of $2,522.7 million. As of December 31, 2023, we had investments in 336 portfolio companies with an aggregate cost of $2,535.6 million. As of both December 31, 2024 and 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$1,747,841	69%	$1,686,411	69%
Subordinated debt and 2nd lien notes	184,043	7	165,455	7
Structured products	89,543	4	79,548	3
Equity shares	360,691	14	409,129	17
Equity warrants	76	—	2,732	—
Royalty rights	3,627	—	5,833	—
Investments in joint ventures / PE fund	136,875	6	100,164	4
	$2,522,696	100%	$2,449,272	100%
December 31, 2023:
Senior debt and 1st lien notes	$1,705,353	67%	$1,670,300	67%
Subordinated debt and 2nd lien notes	256,850	10	238,215	10
Structured products	107,314	4	93,038	4
Equity shares	320,335	13	374,704	15
Equity warrants	76	—	2,392	—
Investments in joint ventures / PE fund	145,648	6	110,066	4
	$2,535,576	100%	$2,488,715	100%

Investment Activity
During the year ended December 31, 2024, we made 45 new investments totaling $341.7 million, made investments in existing portfolio companies totaling $298.6 million and made a $3.5 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 47 loans repaid totaling $360.8 million and recognized a net realized loss on these transactions of $13.5 million. We also received $213.8 million of portfolio company principal payments and sales proceeds and recognized a net realized loss of $1.0 million. We received $17.1 million of return of capital from our joint ventures, equity, and royalty rights investments. In addition, we sold $27.2 million of middle-market portfolio debt investments to our joint ventures, recognizing a net realized loss on these transactions of $0.4 million. In addition, investments in four portfolio companies were restructured, which resulted in a net realized loss of $17.3 million. Lastly, we received proceeds related to the sale of equity investments totaling $38.0 million and recognized a net realized gain on such sales totaling $8.5 million.
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

Total portfolio investment activity for the years ended December 31, 2024 and 2023 was as follows:

December 31, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Venture / PE Fund	Total
Fair value, beginning of period	$1,670,300	$238,215	$93,038	$374,704	$2,392	$—	$110,066	$2,488,715
New investments	573,662	37,466	5,798	22,934	—	3,871	—	643,731
Investment restructuring	(27,652)	(9,620)	—	37,219	53	—	—	—
Proceeds from sales of investments/return of capital	(92,498)	(4,975)	(18,131)	(37,778)	(201)	(245)	(8,773)	(162,601)
Loan origination fees received	(8,398)	(296)	—	—	—	—	—	(8,694)
Principal repayments received	(395,415)	(94,066)	(4,804)	—	—	—	—	(494,285)
Payment-in-kind interest/dividends	6,446	3,668	—	9,884	—	—		19,998
Accretion of loan premium/discount	947	121	24	—	—	—	—	1,092
Accretion of deferred loan origination revenue	10,395	1,256	—	—	—	—	—	11,651
Realized gain (loss)	(24,999)	(6,361)	(658)	8,097	148	—	—	(23,773)
Unrealized appreciation (depreciation)	(26,377)	47	4,281	(5,931)	340	2,207	(1,129)	(26,562)
Fair value, end of period	$1,686,411	$165,455	$79,548	$409,129	$2,732	$5,833	$100,164	$2,449,272

December 31, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Venture / PE Fund	Total
Fair value, beginning of period	$1,696,192	$263,139	$73,550	$284,570	$1,057	$130,427	$2,448,935
New investments	404,305	49,525	28,286	95,600	—	2,480	580,196
Proceeds from sales of investments/return of capital	(296,901)	(2,800)	(6,262)	(9,854)	—	(20,478)	(336,295)
Loan origination fees received	(8,173)	(113)	—	—	—	—	(8,286)
Principal repayments received	(153,679)	(83,857)	(3,538)	—	—	—	(241,074)
Payment-in-kind interest/dividends	9,424	9,748	—	8,677	—	—	27,849
Accretion of loan premium/discount	925	947	23	—	—	—	1,895
Accretion of deferred loan origination revenue	7,723	702	—	—	—	—	8,425
Realized gain (loss)	(11,253)	(43,902)	—	(4,276)	(102)	—	(59,533)
Unrealized appreciation (depreciation)	21,737	44,826	979	(13)	1,437	(2,363)	66,603
Fair value, end of period	$1,670,300	$238,215	$93,038	$374,704	$2,392	$110,066	$2,488,715
Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business — Portfolio Management and Investment Monitoring” in Part I of this Annual Report on Form 10-K for the year ended December 31, 2024.
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

The following table shows the classification of our investments by risk rating as of December 31, 2024 and 2023. Investment risk ratings are accurate only as of these dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	December 31, 2024		December 31, 2023
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$199,308	8%	$207,279	8%
Category 2	1,596,705	66	1,787,077	73
Category 3	357,015	15	295,908	12
Category 4	209,814	9	114,267	5
Category 5	45,669	2	43,131	2
Total	$2,408,511	100%	$2,447,662	100%
(1) Excludes 9.1% member interest in Jocassee Partners LLC.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2024, we had eight portfolio companies with investments on non-accrual, the aggregate fair value of which was $8.0 million, which comprised 0.3% of the total fair value of our portfolio, and the aggregate cost of which was $41.6 million, which comprised 1.6% of the total cost of our portfolio. As of December 31, 2023, we had four portfolio companies with investments on non-accrual, the aggregate fair value of which was $37.2 million, which comprised 1.5% of the total fair value of our portfolio, and the aggregate cost of which was $62.6 million, which comprised 2.5% of the total cost of our portfolio.
A summary of our non-accrual assets as of December 31, 2024 is provided below:
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of December 31,

2024, the cost of our debt investment in Biolam was $2.5 million and the fair value of such investment was $1.4 million.
Black Angus Steakhouse, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. As of December 31, 2023, the Black Angus 10% PIK term loan was on non-accrual status and during the quarter ended December 31, 2024, we placed our remaining debt investments in Black Angus on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Black Angus for financial reporting purposes. As of December 31, 2024, the cost of our debt investments in Black Angus was $17.7 million and the fair value of such investments was $2.7 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of December 31, 2024, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.9 million and the fair value of such investment was $0.4 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of December 31, 2024, the cost of our debt investments in Eurofins was $5.2 million and the fair value of such investments was $2.4 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of December 31, 2024, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.5 million and the fair value of such investment was $0.2 million.
Legal Solutions Holdings
In connection with the MVC Acquisition, we purchased our debt investment in Legal Solutions Holdings, or Legal Solutions. During the quarter ended September 30, 2021, we placed our debt investment in Legal Solutions on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Legal Solutions for financial reporting purposes. As of December 31, 2024, the cost of our debt investment in Legal Solutions was $10.1 million and the fair value of such investment was nil.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of December 31, 2024, the cost of our debt investments in Marmoutier was $2.7 million and the fair value of such investments was $0.3 million.
Polymer Solutions Group Holdings, LLC
In connection with the Sierra Merger we purchased our debt investment in Polymer Solutions Group Holdings, LLC, or Polymer. During the quarter ended December 31, 2024, we placed our debt investment in Polymer on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Polymer for financial reporting purposes. As of December 31, 2024, the cost of our debt investment in Polymer was $1.0 million and the fair value of such investment was $0.6 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of December 31, 2024, the cost of our debt investment in A.T. Holdings was $11.9 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $8.5 million, or 0.3% of the total fair value of our portfolio.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2024 and 2023. The comparison of, and changes between, the fiscal years ended December 31, 2023 and 2022 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference.
Results of Operations
Comparison of years ended December 31, 2024 and 2023
Operating results for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2024	2023
Total investment income	$286,169	$289,201
Total operating expenses	151,509	159,390
Net investment income before taxes	134,660	129,811
Income taxes, including excise tax expense	3,466	1,686
Net investment income after taxes	131,194	128,125
Net realized gains (losses)	(38,112)	(62,750)
Net unrealized appreciation (depreciation)	17,207	62,624
Net increase in net assets resulting from operations	$110,289	$127,999
Net increases or decreases in net assets resulting from operations vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, yearly comparisons of net increases or decreases in net assets resulting from operations may not be meaningful.
Investment Income

	Year Ended December 31,
($ in thousands)	2024	2023
Investment income:
Total interest income	$211,262	$219,789
Total dividend income	41,135	36,917
Total fee and other income	16,892	13,401
Total payment-in-kind interest income	15,736	18,128
Interest income from cash	1,144	966
Total investment income	$286,169	$289,201
The change in total investment income for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to a decrease in interest income and PIK interest income, partially offset by increased dividends from portfolio companies and joint venture investments and increased fee and other income. The decrease in interest income and PIK interest income is primarily due to the amount of our outstanding debt investments decreasing from $2,187.7 million as of December 31, 2023 to $2,115.6 million as of December 31, 2024, in addition to a decrease in the weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, from 10.5% as of December 31, 2023 to 10.2% as of December 31, 2024. For the year ended December 31, 2024, dividend income was $41.1 million as compared to $36.9 million for the year ended December 31, 2023. For the year ended December 31, 2024, acceleration of unamortized OID income and unamortized loan origination fees totaled $5.3 million, as compared to $2.5 million for the year ended December 31, 2023.
Operating Expenses

	Year Ended December 31,
($ in thousands)	2024	2023
Operating expenses:
Interest and other financing fees	$85,516	$84,711
Base management fee	32,404	32,649
Incentive management fees	23,757	32,046
General and administrative expenses	9,832	9,984
Total operating expenses	$151,509	$159,390
Interest and Other Financing Fees
Interest and other financing fees during the year ended December 31, 2024 was attributable to borrowings under our senior secured revolving credit facility with ING Capital LLC (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”), the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes and the February 2029 Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the year ended December 31, 2023 was attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes and the November 2026 Notes. The increase in interest and other financing fees for the year ended December 31, 2024 as compared to the year ended December 31, 2023, was primarily attributable to the interest and financing fees on the February 2029 Notes, which were issued in February 2024, partially offset by lower weighted average borrowings outstanding and a lower weighted average interest rate on the February 2019 Credit Facility. The weighted average interest rate on the interest rate swap related to the February 2029 Notes was 8.3% for the year ended December 31, 2024. For the years ended December 31, 2024 and 2023, the weighted average borrowings outstanding on the February 2019 Credit Facility were $422.4 million and $778.5 million, respectively. The weighted average interest on the February 2019 Credit Facility was 6.0% as of December 31, 2024, as compared to 7.1% as of December 31, 2023.
Base Management Fees
Under the terms of the Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the years ended December 31, 2024 and December 31, 2023, the Base Management Fee was approximately $32.4 million and $32.6 million, respectively. The decrease in the Base Management Fee for the year ended December 31, 2024 versus the year ended December 31, 2023 is primarily related to the average value of gross assets used in the calculation decreasing from $2,611.9 million for the year ended December 31, 2023 to $2,592.3 million for the year ended December 31, 2024. The Base Management Fee rate was 1.250% for both the years ended December 31, 2024 and 2023.
Incentive Fee
Under the Barings BDC Advisory Agreement, we pay Barings an incentive fee. A portion of the incentive fee is based on our income and a portion is based on our capital gains. The income-based fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the year ended December 31, 2024, the amount of income-based fees incurred was $23.8 million. For the year ended December 31, 2023, the amount of income-based fees incurred was $32.0 million. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fee that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap. The Incentive Fee for both the year ended December 31, 2024 and December 31, 2023 was limited due to the Incentive Fee Cap. The Incentive Fee Cap in 2024 was lower than the Incentive Fee Cap in 2023 as a result of an increase in Cumulative Pre-Incentive Fee Net Return partially offset by a greater increase in incentive fees paid in the trailing twelve quarters (or portion thereof).
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
For the years ended December 31, 2024 and 2023, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $2.0 million and $2.2 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our board of directors (the “Board”) for their service on the Board, directors’ and officers’ insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(18,749)	$(59,469)
Affiliate investments	(4,179)	(64)
Control investments	(845)	—
Net realized gains (losses) on investments	(23,773)	(59,533)
Foreign currency transactions	(535)	4,160
Forward currency contracts	(13,804)	(7,377)
Net realized gain (losses)	$(38,112)	$(62,750)
For the year ended December 31, 2024, we recognized a net realized loss totaling $38.1 million, which consisted primarily of net losses on our investment portfolio of $23.8 million, a net loss on forward currency contracts of $13.8 million and a net loss on foreign currency transactions of $0.5 million. The net loss on our investment portfolio was primarily comprised of a $17.3 million loss on the restructuring of four investments, a $16.7 million loss on the sale and exit of two investments, which were primarily reclassified from unrealized appreciation, partially offset by a $12.2 million gain on the sale of three investments during the year ended December 31, 2024.

For the year ended December 31, 2023, we recognized a net realized loss totaling $62.8 million, which consisted primarily of net losses on our investment portfolio of $59.5 million and a net loss on forward currency contracts of $7.4 million, partially offset by a net gain on foreign currency transactions of $4.2 million. The net loss on our investment portfolio primarily related to the $43.6 million realized loss on the exit of our debt investments in
Custom Alloy Corporation, which was all reclassified from unrealized depreciation during the year ended
December 31, 2023.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(5,436)	$83,134
Affiliate investments	(9,169)	7,260
Control investments	(14,226)	(23,000)
Net unrealized appreciation (depreciation) on investments	(28,831)	67,394
Credit support agreements	5,650	4,714
Foreign currency transactions	9,306	(13,389)
Forward currency contracts	31,082	3,905
Net unrealized appreciation (depreciation)	$17,207	$62,624
For the year ended December 31, 2024, we recorded net unrealized appreciation totaling $17.2 million consisting of net unrealized appreciation on forward currency contracts of $31.1 million, net unrealized appreciation reclassification adjustments of $30.0 million related to the net realized losses on the sales / exits and restructuring of certain investments, net unrealized appreciation related to foreign currency transactions of $9.3 million, unrealized appreciation of $3.7 million on the Sierra Credit Support Agreement with Barings and unrealized appreciation of $1.9 million on the MVC Credit Support Agreement with Barings, partially offset by net unrealized depreciation on our current portfolio of $56.6 million, and deferred taxes of $2.3 million. The net unrealized depreciation on our current portfolio of $56.6 million was driven primarily by the credit or fundamental performance of investments of $36.2 million and the impact of foreign currency exchange rates on investments of $23.0 million, partially offset by broad market moves for investments of $2.6 million.
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
Cash Flows
For the year ended December 31, 2024, we experienced a net increase in cash in the amount of $20.8 million. During that period, our operating activities provided $122.2 million in cash, with proceeds from sales or repayments of portfolio investments totaling $641.8 million and other cash collections from investments exceeding purchases of portfolio investments of $637.4 million. In addition, our financing activities used net cash of $101.4 million, consisting of net repayments of the February 2019 Credit Facility of $277.7 million, dividends paid in the amount of $110.1 million and share repurchases of $6.4 million, partially offset by net proceeds of $292.8 million from the issuance of the February 2029 Notes. At December 31, 2024, we had $91.3 million of cash and foreign currencies on hand.
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
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility total $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “November 2021 Amendment”). Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants (the “April 2022 Amendment”). We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination of the August 2018 Credit Facility on June 30, 2020, Barings BDC Senior Funding I, LLC, our indirect wholly-owned Delaware limited liability company, became a subsidiary guarantor whose assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”). Effective November 5, 2024 we amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as we maintain an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065 million to $825 million, of which $100 million has been reallocated from revolving commitments to term loan commitments (the “November 2024 Amendment”).
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 0.875% or (ii) the term SOFR plus an applicable spread of 1.875% plus a credit spread adjustment of 0.10%. Borrowings denominated in certain foreign currencies, other than Australian dollars, bear interest on a per annum basis equal to the applicable currency rate for the foreign currency as defined in the credit agreement plus 1.875% or for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.0875%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%.
In addition, we pay a commitment fee of 0.375% per annum on undrawn amounts of the February 2019 Credit Facility. In connection with entering into the February 2019 Credit Facility, we incurred financing fees of approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility. In connection with all amendments to the February 2019 Credit Facility, we incurred financing fees of approximately $10.7 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
As of December 31, 2024, we were in compliance with all covenants under the February 2019 Credit Facility and we had U.S. dollar borrowings of $237.0 million outstanding under the February 2019 Credit Facility with an interest rate of 6.484% (one month SOFR of 4.509%), borrowings denominated in Swedish kronor of 9.8kr million ($0.9 million U.S. dollars) with an interest rate of 4.625% (one month STIBOR of 2.750%), borrowings denominated in British pounds sterling of £55.6 million ($69.6 million U.S. dollars) with an interest rate of 6.608% (one month SONIA of 4.700%) and borrowings denominated in Euros of €126.6 million ($131.1 million U.S. dollars) with an interest rate of 4.938% (one month EURIBOR of 3.063%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2024, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $438.6 million. See “Note 4. Borrowings” to our Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of December 31, 2024, we were in compliance with all covenants under the August 2020 NPA.
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
As of December 31, 2024, the fair value of the outstanding August 2025 Notes was $49.5 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2024, we were in compliance with all covenants under the November 2020 NPA.

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
As of December 31, 2024, the fair value of the outstanding Series B Notes and the Series C Notes was $61.6 million and $108.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of December 31, 2024, we were in compliance with all covenants under the February 2021 NPA.
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
As of December 31, 2024, the fair value of the outstanding Series D Notes and the Series E Notes was $77.3 million and $65.4 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of December 31, 2024, the fair value of the outstanding November 2026 Notes was $329.3 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

As of December 31, 2024, the fair value of the outstanding February 2029 Notes was $295.6 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 7.00% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(4.4) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
On February 23, 2023, our Board authorized the Prior Share Repurchase Program. Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases was determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2024. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the year ended December 31, 2024, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 22, 2024, our Board authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2024, we repurchased a total of 658,132 shares of common stock in the open market under the Share Repurchase Program at an average price of $9.79 per share, including brokerage commissions.
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
We have elected to be treated as a RIC under the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We have historically met our minimum distribution requirements and continually monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing agreement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend under published guidance from the IRS) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income, or ICTI, as defined in the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
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
As of December 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 206% of our total net assets, as compared to approximately 208% of our total net assets as of December 31, 2023.
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP
As Jocassee, Thompson Rivers, Waccamaw River, Sierra JV and MVC Private Equity Fund LP (each as defined in “Note 3. Investments” in the Notes to our Consolidated Financial Statements) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
We may have to include interest income in our ICTI, including OID income, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC tax treatment, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for U.S. federal income tax purposes on previously accrued interest income will be treated as a capital loss.
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan, or Loan Origination Fees, are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection with revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.

Fee and other income for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Recurring Fee and Other Income:
Amortization of loan origination fees	$6,817	$6,949	$5,943
Management, valuation and other fees	1,728	2,261	1,237
Royalty income	$422	—	—
Total Recurring Fee and Other Income	8,967	9,210	7,180
Non-Recurring Fee and Other Income:
Prepayment fees	847	510	303
Acceleration of unamortized loan origination fees	4,834	1,476	5,595
Advisory, loan amendment and other fees	2,244	2,205	1,845
Total Non-Recurring Fee and Other Income	7,925	4,191	7,743
Total Fee and Other Income	$16,892	$13,401	$14,923
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We currently, and may in the future, hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into and may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
As of December 31, 2024, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment.
Our loan agreements with our portfolio companies that referenced LIBOR included fallback language in the event that LIBOR was discontinued, became unrepresentative or in the event that the method for determining LIBOR has changed. As a result of this language or through other bilateral amendments, all of these loan agreements have transitioned to an alternative reference rate.
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
Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in September 2024 and December 2024, the U.S. Federal Reserve announced benchmark rate cuts. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of December 31, 2024, approximately $1,881.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of December 31, 2024, approximately $738.6 million (principal amount) of our borrowings bore interest at variable rates (approximately 50.5% of our total borrowings as of December 31, 2024) under the February 2019 Credit Facility and the February 2029 Notes. See “Note 4. Borrowings” to our Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the February 2019 Credit Facility and the February 2029 Notes.

Based on our December 31, 2024 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$56,457	$22,158	$34,299
Up 200 basis points	37,638	14,772	22,866
Up 100 basis points	18,819	7,386	11,433
Down 25 basis points	(4,705)	(1,846)	(2,859)
Down 50 basis points	(9,410)	(3,693)	(5,717)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” in the Notes to our Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of December 31, 2024, we had U.S. dollar borrowings of $237.0 million outstanding under the February 2019 Credit Facility with an interest rate of 6.484% (one month SOFR of 4.509%), borrowings denominated in Swedish kronor of 9.8kr million ($0.9 million U.S. dollars) with an interest rate of 4.625% (one month STIBOR of 2.750%), borrowings denominated in British pounds sterling of £55.6 million ($69.6 million U.S. dollars) with an interest rate of 6.608% (one month SONIA of 4.700%) and borrowings denominated in Euros of €126.6 million ($131.1 million U.S. dollars) with an interest rate of 4.938% (one month EURIBOR of 3.063%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024, we believe we have adequate financial resources to satisfy our unfunded commitments. The balance of unused commitments to extend financing as of December 31, 2024 was as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
Accurus Aerospace Corporation(2)	Revolver	$461
AD Bidco, Inc.	Delayed Draw Term Loan	3,522
AD Bidco, Inc.	Revolver	1,303
Adhefin International(2)(3)	Delayed Draw Term Loan	393
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	2,443
AirX Climate Solutions, Inc.	Revolver	814
AlliA Insurance Brokers NV(2)(3)	Delayed Draw Term Loan	259
Americo Chemical Products, LLC	Revolver	471
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	2,182
Arc Education(3)	Delayed Draw Term Loan	997
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	358
Artemis Bidco Limited(2)(3)	Delayed Draw Term Loan	663
ASC Communications, LLC	Revolver	1,089
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	185

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
ATL II MRO Holdings Inc.	Revolver	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,183
Azalea Buyer, Inc.	Delayed Draw Term Loan	644
Azalea Buyer, Inc.	Revolver	481
Basin Innovation Group, LLC(2)	Delayed Draw Term Loan	2,151
Basin Innovation Group, LLC(2)	Revolver	1,858
Beyond Risk Management, Inc.	Delayed Draw Term Loan	4,629
Biolam Group(2)(3)	Delayed Draw Term Loan	625
BKF Buyer, Inc.	Revolver	2,970
Brightpay Limited(2)(3)	Delayed Draw Term Loan	131
BrightSign LLC	Revolver	244
CAi Software, LLC	Revolver	1,261
Caldwell & Gregory LLC	Delayed Draw Term Loan	3,312
Caldwell & Gregory LLC	Revolver	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	629
CCFF Buyer, LLC	Delayed Draw Term Loan	1,396
CCFF Buyer, LLC	Revolver	1,047
CGI Parent, LLC	Revolver	1,653
Comply365, LLC	Revolver	1,101
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	407
CSL DualCom(4)	Capex / Acquisition Facility	148
DataServ Integrations, LLC	Revolver	481
DecksDirect, LLC(2)	Revolver	34
DISA Holdings Corp.	Revolver	429
Dune Group(2)(3)	Delayed Draw Term Loan	411
EB Development(2)(3)	Delayed Draw Term Loan	553
Eclipse Business Capital, LLC	Revolver	12,636
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	585
EMI Porta Holdco LLC(2)	Revolver	2,254
eShipping, LLC	Revolver	1,486
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619
Express Wash Acquisition Company, LLC(2)	Revolver	115
Faraday(2)(3)	Delayed Draw Term Loan	928
Footco 40 Limited(2)(4)	Delayed Draw Term Loan	515
Forest Buyer, LLC	Revolver	298
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	361
Fortis Payment Systems, LLC(2)	Revolver	625
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,312
GB Eagle Buyer, Inc.	Revolver	2,316
GCDL LLC	Delayed Draw Term Loan	108
GCDL LLC	Revolver	108
Global Academic Group Limited(2)(7)	Term Loan	233
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	49

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
Graphpad Software, LLC	Delayed Draw Term Loan	2,093
Graphpad Software, LLC	Revolver	872
Greenhill II BV(3)	Capex / Acquisition Facility	28
Groupe Product Life(2)(3)	Delayed Draw Term Loan	145
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	164
Heavy Construction Systems Specialists, LLC	Revolver	2,632
HEKA INVEST(3)	Delayed Draw Term Loan	539
HemaSource, Inc.	Revolver	1,804
HomeX Services Group LLC	Delayed Draw Term Loan	650
HomeX Services Group LLC	Revolver	338
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045
HTI Technology & Industries(2)	Revolver	1,364
Hydratech Holdings, Inc.	Delayed Draw Term Loan	1,725
Hydratech Holdings, Inc.	Revolver	924
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816
Ice House America, L.L.C.(2)	Revolver	257
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	582
InvoCare Limited(2)(5)	Delayed Draw Term Loan	275
ISTO Technologies II, LLC	Revolver	714
ITI Intermodal, Inc.	Revolver	1,031
Jocassee Partners LLC	Joint Venture	65,000
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	728
Jones Fish Hatcheries & Distributors LLC	Revolver	418
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	185
Keystone Bidco B.V.(2)(3)	Revolver	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	402
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	237
Lattice Group Holdings Bidco Limited(2)	Revolver	35
LeadsOnline, LLC	Revolver	2,603
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	23
Marmoutier Holding B.V.(2)(3)	Revolver	65
MB Purchaser, LLC	Delayed Draw Term Loan	773
MB Purchaser, LLC	Revolver	309
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	4,822
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	276
Media Recovery, Inc. (SpotSee)(2)	Revolver	635
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	742
Megawatt Acquisitionco, Inc.(2)	Revolver	475
Mercell Holding AS(8)	Capex / Acquisition Facility	691
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	884
Moonlight Bidco Limited(2)(4)	Delayed Draw Term Loan	552
Narda Acquisitionco., Inc.	Revolver	1,311
NAW Buyer LLC	Delayed Draw Term Loan	5,729
NAW Buyer LLC	Revolver	1,894

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
Next Holdco, LLC	Delayed Draw Term Loan	1,891
Next Holdco, LLC	Revolver	733
NF Holdco, LLC(2)	Revolver	829
Northstar Recycling, LLC(2)	Delayed Draw Term Loan	4,295
Northstar Recycling, LLC(2)	Revolver	3,527
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	449
OA Buyer, Inc.	Revolver	1,331
OAC Holdings I Corp	Revolver	1,370
OSP Hamilton Purchaser, LLC(2)	Delayed Draw Term Loan	4,276
OSP Hamilton Purchaser, LLC(2)	Revolver	666
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	328
PDQ.Com Corporation(2)	Delayed Draw Term Loan	3,256
PDQ.Com Corporation(2)	Delayed Draw Term Loan	1,970
Polara Enterprises, L.L.C.	Revolver	545
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	4,946
PowerGEM Buyer, Inc.(2)	Revolver	2,579
Premium Invest(2)(3)	Capex / Acquisition Facility	1,605
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	935
Process Insights Acquisition, Inc.(2)	Revolver	104
ProfitOptics, LLC(2)	Revolver	242
Pro-Vision Solutions Holdings, LLC	Revolver	2,077
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	193
Qualified Industries, LLC	Revolver	242
R1 HOLDINGS, LLC	Revolver	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	2,399
Randys Holdings, Inc.	Revolver	1,231
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,956
Rapid Buyer LLC(2)	Revolver	1,478
Rocade Holdings LLC	Preferred Equity	14,000
Rock Labor LLC(2)	Revolver	1,103
ROI Solutions LLC(2)	Delayed Draw Term Loan	3,506
ROI Solutions LLC(2)	Revolver	3,138
Royal Buyer, LLC	Revolver	1,748
RPX Corporation	Revolver	3,024
Saab Purchaser, Inc. (2)	Delayed Draw Term Loan	4,787
Saab Purchaser, Inc. (2)	Revolver	2,394
Sanoptis S.A.R.L.(2)(3)	Term Loan	2,456
Sansidor BV(2)(3)	Capex / Acquisition Facility	396
SBP Holdings LP	Delayed Draw Term Loan	7,905
SBP Holdings LP	Revolver	3,250
Scout Bidco B.V.(2)(3)	Revolver	999
Security Holdings B.V.(2)(3)	Revolver	1,036
Security Holdings B.V.(2)(3)	Revolver	880
Sinari Invest(2)(3)	Delayed Draw Term Loan	449

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	503
Skyvault Holdings LLC	Delayed Draw Term Loan	15,164
Smartling, Inc.	Revolver	1,176
SmartShift Group, Inc.	Revolver	1,651
Solo Buyer, L.P.(2)	Revolver	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	1,453
SPATCO Energy Solutions, LLC	Revolver	1,188
Spatial Business Systems LLC	Revolver	1,406
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	2,226
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	4,085
Superjet Buyer, LLC(2)	Revolver	2,432
SVI International LLC	Delayed Draw Term Loan	74
SVI International LLC	Revolver	74
Tank Holding Corp(2)	Delayed Draw Term Loan	139
Tank Holding Corp(2)	Revolver	873
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,133
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	8,016
TAPCO Buyer LLC(2)	Revolver	2,915
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	233
Techone B.V.(2)(3)	Revolver	492
Tencarva Machinery Company, LLC(2)	Revolver	1,470
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	827
THG Acquisition, LLC(2)	Delayed Draw Term Loan	2,299
THG Acquisition, LLC(2)	Revolver	1,401
Trintech, Inc.	Revolver	383
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	11,751
TSYL Corporate Buyer, Inc.(2)	Revolver	443
UBC Ledgers Holding AB(2)(9)	Delayed Draw Term Loan	234
UHY Advisors, Inc.(2)	Delayed Draw Term Loan	13,247
UHY Advisors, Inc.(2)	Revolver	3,507
Union Bidco Limited(4)	Capex / Acquisition Facility	66
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	641
Unither (Uniholding)(2)(3)	Delayed Draw Term Loan	449
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	12,065
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	2,355
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	2,912
Whitcraft Holdings, Inc.(2)	Revolver	893
White Bidco Limited	Delayed Draw Term Loan	515
Woodland Foods, LLC(2)	Line of Credit	1,177
World 50, Inc.	Revolver	973

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
WWEC Holdings III Corp	Revolver	2,484
ZB Holdco LLC(2)	Revolver	338
Total unused commitments to extend financing		$388,772
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both December 31, 2024 and 2023, we had guaranteed €9.9 million ($10.3 million U.S. dollars and $10.9 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group GmbH, or MVC Auto, that matures in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
Recent Developments
Subsequent to December 31, 2024, we made approximately $81.3 million of new commitments, of which $49.9 million closed and funded. The $49.9 million of investments consist of $49.8 million of first lien senior secured debt investments, $0.1 million of second lien senior secured debt investments and $18.3 thousand of equity investments. The weighted average yield of the debt investments was 9.5%. In addition, we funded $9.9 million of previously committed revolvers and delayed draw term loans.
On February 20, 2025, the Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
On February 20, 2025, the Board declared a quarterly distribution of $0.26 per share payable on March 12, 2025 to holders of record as of March 5, 2025. Additionally, the Board also declared three special dividends totaling $0.15 per share to be paid in three equal installments during the first three quarters of 2025. The first $0.05 per share special dividend will be paid on March 12, 2025, to stockholders of record as of the close of business on March 5, 2025. The second $0.05 per share special dividend will be paid on June 11, 2025, to stockholders of record as of the close of business on June 4, 2025. The third $0.05 per share special dividend will be paid on September 10, 2025, to stockholders of record as of the close of business on September 3, 2025.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Share Repurchase Program
On February 20, 2025, the Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
Fees and Expenses
The following table is being provided to update, as of December 31, 2024, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-282335) that automatically became effective on September 26, 2024. The information is intended to assist you in understanding the fees and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K, or any filing under the Securities Act into which this Annual Report on Form 10-K is incorporated by reference, contains a reference to fees or expenses paid by “you”, “us”, or “the Company” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—%	(1)
Offering expenses	—%	(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses	—%
Annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fee	2.7%	(5)
Incentive fees payable under the Barings BDC Advisory Agreement	2.0%	(6)
Interest payments on borrowed funds	6.5%	(7)
Other expenses	0.8%	(8)
Acquired fund fees and expenses	0.9%	(9)
Total annual expenses	12.9%
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
(4) Net assets attributable to common stock equal net assets as of December 31, 2024.
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
(7) Interest payments on borrowed funds represents our interest expense for the year ended December 31, 2024. At December 31, 2024, the weighted average effective interest rate for total outstanding debt was 5.25%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(8) “Other expenses” include expenses incurred under the Administration Agreement between us and Barings, Board fees, directors’ and officers’ insurance costs, as well as legal and accounting expenses. The percentage presented in the table reflects actual amounts incurred during the year ended December 31, 2024.
(9) Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and3(c)(7) of the 1940 Act (“Acquired Funds”). This amount includes the estimated annual fees and expenses of Jocassee Partners LLC, our joint venture with South Carolina Retirement Systems Group Trust, Waccamaw River LLC, a limited liability company to which we have fully funded a capital commitment of $25.0 million, and Sierra Senior Loan Strategy JV I LLC, our joint venture with MassMutual Ascend Life Insurance Company, which are our Acquired Funds as of December 31, 2024.
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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (assumes no return from net realized capital gains or net unrealized capital appreciation)	$109	$308	$486	$857
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (and thus subject to the Capital Gains Fee)	$119	$333	$518	$881
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
We will provide any person, without charge, upon request, a copy of our Global Code of Ethics Policy. To receive a copy, please provide a written request to: Barings BDC, Inc., Attn: Chief Compliance Officer, 300 South Tryon Street, Suite 2500, Charlotte, North Carolina, 28202. There have been no material changes to the procedures by which stockholders may recommend nominees to the Board that have been implemented since the date the Company last filed a periodic report with the SEC.
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.
The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2024.

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

4.4
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 27, 2020 and incorporated herein by reference).

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

10.17
Amendment No. 2 to the Senior Secured Revolving Credit Agreement dated as of December 29, 2021, by and among the Company, as borrower, the lenders party thereto, ING Capital LLC, as administrative agent, and the other parties signatory thereto. (Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 23, 2022 and incorporated herein by reference).

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

10.24
Amendment No. 5 to Senior Secured Revolving Credit Agreement, dated as of July 2, 2024, by and among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING, as administrative agent. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024 and incorporated herein by reference)

10.25
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 5, 2024, by and among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2024 and incorporated herein by reference).

19.1	Insider Trading Policy.*

21.1	List of Subsidiaries.*

23.1	Consent of KPMG LLP*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1
Barings BDC, Inc. Clawback Policy (filed as Exhibit 99.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 22, 2024 and incorporated herein by reference).

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
Date: February 20, 2025

BARINGS BDC, INC.

By:	/s/ Eric Lloyd
Name: Eric Lloyd
Title: Chief Executive Officer and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Lloyd	Chief Executive Officer and Executive Chairman of the Board (Principal Executive Officer)	February 20, 2025
Eric Lloyd

/s/ Elizabeth A. Murray	Chief Financial Officer and Chief Operating Officer (Principal Accounting & Financial Officer)	February 20, 2025
Elizabeth A. Murray

/s/ Valerie Lancaster-Beal	Director	February 20, 2025
Valerie Lancaster-Beal

/s/ Steve Byers	Director	February 20, 2025
Steve Byers

/s/ Robert C. Knapp	Director	February 20, 2025
Robert C. Knapp

/s/ David Mihalick	Director	February 20, 2025
David Mihalick

/s/ Mark F. Mulhern	Director	February 20, 2025
Mark F. Mulhern

/s/ Thomas W. Okel	Director	February 20, 2025
Thomas W. Okel

/s/ Jill Olmstead	Director	February 20, 2025
Jill Olmstead

/s/ John A. Switzer	Director	February 20, 2025
John A. Switzer

Barings BDC, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings BDC, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Barings BDC, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodians, agent banks, the underlying investee or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Accompanying Supplemental Information
We have also previously audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2022 and 2021 and 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2021 and 2020 (none of which is presented herein), and we expressed unqualified opinions on those consolidated financial statements. The senior securities information included in Part II, Item 5 of the Annual Report on Form 10-K of the Company as of December 31, 2024, under the caption “Senior Securities” (the Senior

Securities Table), has been subjected to audit procedures performed in conjunction with the audit of the Company’s respective consolidated financial statements. The Senior Securities Table is the responsibility of the Company’s management. Our audit procedures included determining whether the Senior Securities Table reconciles to the respective consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the Senior Securities Table. In forming our opinion on the Senior Securities Table, we evaluated whether the Senior Securities Table, including its form and content, is presented in conformity with the instructions to Form N-2. In our opinion, the Senior Securities Table is fairly stated, in all material respects, in relation to the respective consolidated financial statements as a whole.
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
/s/ KPMG LLP
Boston, Massachusetts
February 20, 2025

Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,033,716 and $2,053,548 as of December 31, 2024 and 2023, respectively)	$1,972,373	$1,995,372
Affiliate investments (cost of $382,848 and $378,865 as of December 31, 2024 and 2023, respectively)	397,236	402,423
Control investments (cost of $106,132 and $103,163 as of December 31, 2024 and 2023, respectively)	79,663	90,920
Total investments at fair value	2,449,272	2,488,715
Cash (restricted cash of $13,493 and $0 as of December 31, 2024 and 2023, respectively)	74,381	57,187
Foreign currencies (cost of $17,343 and $13,023 as of December 31, 2024 and 2023, respectively)	16,958	13,341
Interest and fees receivable	39,914	51,598
Prepaid expenses and other assets	1,745	3,564
Credit support agreements (cost of $58,000 as of both December 31, 2024 and 2023)	63,450	57,800
Derivative assets	24,816	1
Deferred financing fees	8,697	3,948
Receivable from unsettled transactions	16,427	1,299
Total assets	$2,695,660	$2,677,453
Liabilities:
Accounts payable and accrued liabilities	$5,567	$2,950
Interest payable	16,245	8,450
Administrative fees payable	540	536
Base management fees payable	7,888	8,347
Incentive management fees payable	7,871	7,737
Derivative liabilities	9,394	11,265
Payable from unsettled transactions	7,380	1,112
Borrowings under credit facilities	438,590	719,914
Notes payable (net of deferred financing fees)	1,011,831	720,583
Total liabilities	1,505,306	1,480,894
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 105,408,938 and 106,067,070 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	105	106
Additional paid-in capital	1,846,977	1,854,457
Total distributable earnings (loss)	(656,728)	(658,004)
Total net assets	1,190,354	1,196,559
Total liabilities and net assets	$2,695,660	$2,677,453
Net asset value per share	$11.29	$11.28
    See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$207,288	$216,326	$158,927
Affiliate investments	3,579	2,175	1,218
Control investments	395	1,288	1,343
Total interest income	211,262	219,789	161,488
Dividend income:
Non-Control / Non-Affiliate investments	6,174	3,983	2,122
Affiliate investments	34,961	32,934	28,082
Total dividend income	41,135	36,917	30,204
Fee and other income:
Non-Control / Non-Affiliate investments	16,484	12,951	15,606
Affiliate investments	352	337	141
Control investments	56	113	(824)
Total fee and other income	16,892	13,401	14,923
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	12,861	15,280	10,280
Affiliate investments	713	936	564
Control investments	2,162	1,912	1,278
Total payment-in-kind interest income	15,736	18,128	12,122
Interest income from cash	1,144	966	392
Total investment income	286,169	289,201	219,129
Operating expenses:
Interest and other financing fees	85,516	84,711	56,865
Base management fee (Note 2)	32,404	32,649	29,501
Incentive management fees (Note 2)	23,757	32,046	6,579
General and administrative expenses (Note 2)	9,832	9,984	9,917
Total operating expenses	151,509	159,390	102,862
Net investment income before taxes	134,660	129,811	116,267
Income taxes, including excise tax expense	3,466	1,686	611
Net investment income after taxes	$131,194	$128,125	$115,656

Barings BDC, Inc. Consolidated Statements of Operations - (Continued) (in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(18,749)	$(59,469)	$(16,580)
Affiliate investments	(4,179)	(64)	101
Control investments	(845)	—	(722)
Net realized gains (losses) on investments	(23,773)	(59,533)	(17,201)
Distributions of realized gains by controlled investment companies	—	—	6,181
Foreign currency transactions	(535)	4,160	(1,259)
Forward currency contracts	(13,804)	(7,377)	25,140
Net realized gains (losses)	(38,112)	(62,750)	12,861
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(5,436)	83,134	(132,771)
Affiliate investments	(9,169)	7,260	(916)
Control investments	(14,226)	(23,000)	9,498
Net unrealized appreciation (depreciation) on investments	(28,831)	67,394	(124,189)
Credit support agreements	5,650	4,714	(6,714)
Foreign currency transactions	9,306	(13,389)	22,812
Forward currency contracts	31,082	3,905	(14,950)
Net unrealized appreciation (depreciation)	17,207	62,624	(123,041)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(20,905)	(126)	(110,180)
Benefit from (provision for) taxes	—	—	(795)
Net increase (decrease) in net assets resulting from operations	$110,289	$127,999	$4,681
Net investment income per share — basic and diluted	$1.24	$1.20	$1.12
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$1.04	$1.20	$0.05
Dividends / distributions per share:
Total dividends / distributions per share	$1.04	$1.02	$0.95
Weighted average number of shares outstanding — basic and diluted	105,793,123	107,040,677	102,911,986

See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, January 1, 2022	65,316,085	$65	$1,027,687	$(285,821)	$741,931
Net investment income	—	—	—	115,656	115,656
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	12,861	12,861
Net unrealized depreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(123,041)	(123,041)
Provision for taxes	—	—	—	(795)	(795)
Return of capital, merger and other tax related adjustments	—	—	288,888	(288,888)	—
Distributions of net investment income	—	—	—	(93,726)	(93,726)
Deemed contribution — from Adviser (See Note 9)	—	—	72,130	—	72,130
Issuance of common stock in connection with acquisition of Sierra	45,986,926	46	499,372	—	499,418
Purchase of shares in repurchase plan	(3,386,845)	(3)	(32,102)	—	(32,105)
Balance, December 31, 2022	107,916,166	$108	$1,855,975	$(663,754)	$1,192,329
Net investment income	—	—	—	128,125	128,125
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(62,750)	(62,750)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	62,624	62,624
Benefit for taxes	—	—	—	—	—
Return of capital, merger and other tax related adjustments	—	—	13,252	(13,252)	—
Distributions of net investment income	—	—	—	(108,997)	(108,997)
Purchase of shares in repurchase plan	(1,849,096)	(2)	(14,770)	—	(14,772)
Balance, December 31, 2023	106,067,070	$106	$1,854,457	$(658,004)	$1,196,559
Net investment income	—	—	—	131,194	131,194
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(38,112)	(38,112)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	17,207	17,207
Return of capital and other tax related adjustments	—	—	(1,039)	1,039	—
Distributions of net investment income	—	—	—	(110,052)	(110,052)
Purchase of shares in repurchase plan	(658,132)	(1)	(6,441)	—	(6,442)
Balance, December 31, 2024	105,408,938	$105	$1,846,977	$(656,728)	$1,190,354

See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$110,289	$127,999	$4,681
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(637,440)	(614,648)	(1,162,247)
Net cash acquired from Sierra merger (cash consideration paid) (See Note 9)	—	—	101,896
Transaction costs from Sierra merger (See Note 9)	—	—	(8,127)
Repayments received / sales of portfolio investments	641,752	593,505	1,041,370
Loan origination and other fees received	8,694	8,286	20,120
Net realized (gain) loss on investments	23,773	59,533	11,020
Net realized (gain) loss on foreign currency transactions	535	(4,160)	1,259
Net realized (gain) loss on forward currency contracts	13,804	7,377	(25,140)
Net unrealized (appreciation) depreciation on investments	28,831	(67,394)	124,189
Net unrealized (appreciation) depreciation of CSAs	(5,650)	(4,714)	6,714
Net unrealized (appreciation) depreciation on foreign currency transactions	(9,306)	13,389	(22,812)
Net unrealized (appreciation) depreciation on forward currency contracts	(31,082)	(3,905)	14,950
Payment-in-kind interest / dividends	(18,245)	(26,540)	(12,307)
Amortization of deferred financing fees	4,684	3,285	3,053
Accretion of loan origination and other fees	(11,651)	(8,425)	(11,538)
Amortization / accretion of purchased loan premium / discount	(1,092)	(1,895)	(2,322)
Payments for derivative contracts	(24,075)	(21,742)	(5,628)
Proceeds from derivative contracts	10,271	14,365	30,768
Changes in operating assets and liabilities:
Interest and fees receivable	8,417	(6,431)	(14,597)
Prepaid expenses and other assets	(203)	(462)	(3,214)
Accounts payable and accrued liabilities	2,048	8,710	(7,756)
Interest payable	7,807	811	1,935
Net cash provided by (used in) operating activities	122,161	76,944	86,267
Cash flows from financing activities:
Borrowings under credit facilities	206,500	93,447	244,657
Repayments of credit facilities	(477,568)	(113,105)	(148,061)
Proceeds from notes	300,000	—	—
Financing fees paid	(13,788)	(2,404)	(1,870)
Purchases of shares in repurchase plan	(6,442)	(14,772)	(32,105)
Cash dividends / distributions paid	(110,052)	(108,997)	(93,726)
Net cash provided by (used in) financing activities	(101,350)	(145,831)	(31,105)
Net increase (decrease) in cash and foreign currencies	20,811	(68,887)	55,162
Cash and foreign currencies, beginning of period	70,528	139,415	84,253
Cash and foreign currencies, end of period	$91,339	$70,528	$139,415

Barings BDC, Inc. Consolidated Statements of Cash Flows - (Continued) (in thousands)
	Year Ended December 31,
	2024	2023	2022
Supplemental Information:
Cash paid for interest	$68,189	$79,409	$50,641
Excise taxes paid during the period	1,936	1,012	—
Supplemental non-cash information
Acquisitions (See Note 9):
Fair value of net assets acquired, net of cash	—	—	(435,812)
Transaction costs	—	—	2,433
Common stock issued in acquisition of net assets	—	—	499,418
Credit support agreement (See Note 2)	—	—	(44,400)
Deemed contribution — from Adviser	—	—	27,730
Deemed contributions — CSA (See Note 2)	—	—	44,400
See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	04/22	04/28	$12,008	$11,900	$11,612	1.0%	(7)(8)(13)
Accurus Aerospace Corporation	Revolver	SOFR + 5.75%, 10.3% Cash	04/22	04/28	1,844	1,825	1,768	0.1%	(7)(8)(13)(30)
ADB Safegate	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 13.7% Cash	08/21	10/27	7,329	7,232	6,523	0.5%	(3)(7)(8)(13)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	11/22	11/28	19,311	18,994	19,021	1.6%	(7)(8)(13)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.25%, 9.8% Cash	11/22	11/28	—	(50)	(49)	—%	(7)(8)(13)(30)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	648	642	640	0.1%	(7)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	12/22	12/30	9,244	9,038	9,129	0.8%	(7)(8)(13)(30)
GB Eagle Buyer, Inc.	Revolver	SOFR + 6.25%, 10.9% Cash	12/22	12/30	—	(46)	(23)	—%	(7)(8)(13)(30)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	11/19	02/29	1,114	1,155	1,112	0.1%	(3)(7)(8)(11)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	11/19	02/29	6,589	6,498	6,579	0.6%	(3)(7)(8)(14)
M-Personal Protection Management GMBH (f/k/a INOS 19-090 GmbH)	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 8.1% Cash	10/24	10/29	11,106	11,395	10,829	0.9%	(3)(7)(8)(10)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	03/24	03/30	4,160	4,088	3,648	0.3%	(7)(8)(13)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.25%, 9.7% Cash	03/24	03/30	189	178	108	—%	(7)(8)(13)(30)
Narda Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	12/21	12/27	5,074	5,030	5,074	0.4%	(7)(8)(12)
Narda Acquisitionco., Inc.	Revolver	SOFR + 4.75%, 9.4% Cash	12/21	12/27	—	(11)	—	—%	(7)(8)(12)(30)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.0% Cash	03/21	03/28	1,691	1,889	1,646	0.1%	(3)(7)(8)(11)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 9.7% Cash	03/21	03/27	2,028	2,290	1,974	0.2%	(3)(7)(8)(11)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	12/20	12/26	7,296	7,236	6,591	0.6%	(7)(8)(13)(30)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	02/21	02/27	15,308	15,202	14,420	1.2%	(7)(8)(13)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	02/23	02/29	1,825	1,825	1,802	0.2%	(7)(8)(13)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	07/24	06/29	—	(39)	(36)	—%	(7)(8)(13)(30)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.1% Cash	06/24	02/29	8,525	8,265	8,525	0.7%	(7)(8)(12)
Whitcraft Holdings, Inc.	Revolver	SOFR + 6.50%, 11.1% Cash	02/23	02/29	993	941	993	0.1%	(7)(8)(12)(30)
Subtotal Aerospace & Defense (9.4%)*					116,282	115,477	111,886
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.2% Cash	07/22	07/30	4,545	4,405	4,364	0.4%	(7)(8)(14)
Innovative XCessories & Services, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.0% Cash	02/22	03/27	2,854	2,802	2,746	0.2%	(8)(13)(28)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	03/22	03/29	3,539	3,496	3,539	0.3%	(7)(8)(12)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.7% Cash	03/22	03/28	—	(15)	—	—%	(7)(8)(12)(30)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.2% Cash	11/22	11/28	11,019	10,758	10,873	0.9%	(7)(8)(13)(30)
Randys Holdings, Inc.	Revolver	SOFR + 6.25%, 11.2% Cash	11/22	11/28	633	597	613	0.1%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	07/24	07/30	7,123	6,962	6,990	0.6%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	07/24	07/30	—	(22)	(18)	—%	(7)(8)(13)(30)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.3% Cash	03/24	03/30	$589	$577	$583	—%	(7)(8)(13)(30)
SVI International LLC	Revolver	SOFR + 6.75%, 11.3% Cash	03/24	03/30	—	(1)	(1)	—%	(7)(8)(13)(30)
Subtotal Automotive (2.5%)*					30,302	29,559	29,689
Banking, Finance, Insurance, & Real Estate
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	02/21	03/28	3,608	3,913	3,608	0.3%	(3)(7)(8)(17)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.2% Cash	10/21	10/27	5,322	5,242	5,322	0.4%	(7)(8)(13)(30)
DreamStart Bidco SAS (d/b/a SmartTrade)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.6% Cash	03/20	03/27	2,202	2,333	2,202	0.2%	(3)(7)(8)(10)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	11/23	11/30	3,899	3,935	3,872	0.3%	(3)(7)(8)(11)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.4% Cash	10/23	09/30	4,826	4,821	4,747	0.4%	(3)(7)(8)(11)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.3% Cash	09/19	09/26	3,136	3,676	3,042	0.3%	(3)(7)(8)(11)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.8% Cash	05/21	05/28	2,589	2,960	2,533	0.2%	(3)(7)(8)(10)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash, 4.0% PIK	12/21	06/26	53,465	52,938	52,940	4.4%	(7)(8)(13)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	06/21	12/30	8,750	8,879	8,750	0.7%	(3)(7)(8)(10)(30)
Preqin MC Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	08/21	07/28	2,789	2,740	2,789	0.2%	(3)(7)(8)(14)
Russell Investments US Institutional Holdco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.2% Cash, 1.5% PIK	04/24	05/27	523	491	508	—%	(7)(8)(13)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 9.6% Cash	08/24	08/31	12,214	12,154	12,153	1.0%	(3)(7)(8)(13)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.8% Cash	10/21	12/27	2,647	2,621	2,647	0.2%	(7)(8)(13)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.25%, 8.8% Cash	10/21	12/27	—	(7)	—	—%	(7)(8)(13)(30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Subordinated Term Loan	SOFR + 7.75%, 9.0% Cash, 3.2% PIK	10/21	10/28	3,791	3,750	3,791	0.3%	(7)(8)(14)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	10/24	10/31	10,314	10,190	10,187	0.9%	(7)(8)(12)(30)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 9.3% Cash	10/24	10/31	112	98	97	—%	(7)(8)(12)(30)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	11/21	12/25	8,162	8,121	7,754	0.7%	(7)(8)(13)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	08/23	02/25	2,558	2,500	2,502	0.2%	(7)(8)(13)(30)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	08/23	12/27	6,029	5,957	5,959	0.5%	(7)(8)(13)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	12/24	12/29	1,978	1,809	1,816	0.2%	(7)(8)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (11.5%)*					138,914	139,121	137,219
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	2024 LIFO Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	4,211	4,067	4,211	0.4%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	2,860	2,797	2,860	0.2%	(7)(8)(13)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 12.00%, 16.7% PIK	02/24	05/26	597	597	597	0.1%	(7)(8)(13)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	04/21	04/28	6,383	7,116	6,383	0.5%	(3)(7)(8)(11)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 5.00%, 6.0% Cash	05/23	04/28	1,012	1,019	1,012	0.1%	(3)(7)(8)(24)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	12/21	12/28	$2,147	$2,265	$1,963	0.2%	(3)(7)(8)(10)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	12/21	12/27	6,158	6,092	6,097	0.5%	(7)(8)(13)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.9% Cash	12/21	12/27	1,065	1,041	1,043	0.1%	(7)(8)(13)(30)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	02/22	02/28	9,188	9,057	9,053	0.8%	(7)(8)(13)
ZB Holdco LLC	Revolver	SOFR + 5.50%, 10.3% Cash	02/22	02/28	507	498	495	—%	(7)(8)(13)(30)
Subtotal Beverage, Food, & Tobacco (2.8%)*					34,128	34,549	33,714
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	11/23	11/29	2,745	2,707	2,710	0.2%	(7)(8)(13)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	11/23	11/29	3,866	3,754	3,828	0.3%	(7)(8)(13)(30)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 10.2% Cash	11/23	11/29	—	(15)	—	—%	(7)(8)(13)(30)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.7% Cash	07/22	07/29	2,382	2,324	2,370	0.2%	(3)(7)(8)(10)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	03/23	07/29	14,112	13,442	12,560	1.1%	(7)(8)(13)
Brown Machine Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	10/18	10/25	6,088	6,078	5,716	0.5%	(7)(8)(12)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	11/21	11/28	1,303	1,286	1,303	0.1%	(3)(7)(8)(14)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	12/21	12/27	957	947	957	0.1%	(7)(8)(13)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.75%, 9.5% Cash	12/21	12/27	—	(5)	—	—%	(7)(8)(13)(30)
Process Equipment, Inc. (ProcessBarron)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	03/19	09/26	5,338	5,335	5,338	0.4%	(7)(8)(14)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	07/23	07/29	5,264	5,157	5,134	0.4%	(7)(8)(13)(30)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.6% Cash	07/23	07/29	910	891	889	0.1%	(7)(8)(13)(30)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	10/24	10/30	5,439	5,321	5,313	0.4%	(7)(8)(14)(30)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 9.4% Cash	10/24	10/30	—	(21)	(22)	—%	(7)(8)(13)(30)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/24	11/30	13,845	13,523	13,517	1.1%	(7)(8)(13)(30)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 9.5% Cash	11/24	11/30	—	(43)	(44)	—%	(7)(8)(13)(30)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	12/21	12/27	8,465	8,368	8,364	0.7%	(7)(8)(13)
Tencarva Machinery Company, LLC	Revolver	SOFR + 5.00%, 9.8% Cash	12/21	12/27	—	(15)	(18)	—%	(7)(8)(13)(30)
Subtotal Capital Equipment (5.7%)*					70,714	69,034	67,915
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	04/23	04/29	2,651	2,604	2,611	0.2%	(7)(8)(12)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	04/23	04/29	—	(9)	(7)	—%	(7)(8)(12)(30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 9.3% Cash	11/21	10/28	3,025	3,192	2,995	0.3%	(3)(7)(8)(10)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 9.9% Cash	01/23	10/28	1,589	1,592	1,576	0.1%	(3)(7)(8)(11)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.95%, 10.7% Cash	04/22	10/28	913	947	904	0.1%	(3)(7)(8)(11)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 6.20%, 11.5% Cash	06/22	10/28	1,019	1,019	1,008	0.1%	(3)(7)(8)(13)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.4% Cash	09/21	09/27	2,228	2,484	1,994	0.2%	(3)(7)(8)(11)
Polymer Solutions Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.3% Cash	02/22	10/25	993	993	554	—%	(7)(8)(12)(26)(28)
Subtotal Chemicals, Plastics, & Rubber (1.0%)*					12,418	12,822	11,635

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/24	08/30	$8,158	$8,013	$8,015	0.7%	(7)(8)(12)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	08/24	08/30	—	(52)	(52)	—%	(7)(8)(12)(30)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	12/21	12/27	12,403	12,268	11,696	1.0%	(7)(8)(13)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 10.5% Cash	12/21	12/27	712	683	543	—%	(7)(8)(13)(30)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	08/21	08/27	662	656	662	0.1%	(7)(8)(13)
Ocelot Holdco LLC	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	549	549	549	—%	(7)(8)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	2,933	2,933	2,933	0.2%	(7)(8)
Subtotal Construction & Building (2.0%)*					25,417	25,050	24,346
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	12/21	12/26	1,573	1,552	1,383	0.1%	(7)(8)(13)
DecksDirect, LLC	Revolver	SOFR + 6.25%, 10.9% Cash	12/21	12/26	347	343	301	—%	(7)(8)(13)(30)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 9.50%, 9.8% Cash, 4.5% PIK	10/23	10/28	13,185	12,874	12,883	1.1%	(7)(8)(13)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.5% Cash	07/22	07/25	11,091	11,052	10,421	0.9%	(7)(8)(13)(30)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 13.5% Cash	07/22	07/25	—	(4)	(70)	—%	(7)(8)(13)(30)
Lifestyle Intermediate II, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.9% Cash	02/22	01/26	2,992	2,992	2,812	0.2%	(7)(8)(13)(28)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	11/21	11/27	4,709	4,651	4,308	0.4%	(7)(8)(13)
Team Air Distributing, LLC	First Lien Senior Secured Term Loan	12.0% Cash	12/24	12/29	36	35	35	—%	(7)
Team Air Distributing, LLC	Subordinated Term Loan	12.0% Cash	05/23	05/28	717	705	702	0.1%	(7)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	285	282	268	—%	(7)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	03/22	09/30	3,904	4,081	3,787	0.3%	(3)(7)(8)(17)
Subtotal Consumer goods: Durable (3.1%)*					38,839	38,563	36,830
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.40%, 9.2% Cash	02/21	02/28	7,249	8,148	7,088	0.6%	(3)(7)(8)(11)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	02/24	02/30	5,915	5,788	5,809	0.5%	(7)(8)(13)(30)
CCFF Buyer, LLC	Revolver	SOFR + 5.25%, 9.8% Cash	02/24	02/30	—	(18)	(15)	—%	(7)(8)(13)(30)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.7% Cash	04/24	04/29	861	820	818	0.1%	(3)(7)(8)(17)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	04/24	04/29	3,333	3,130	3,294	0.3%	(3)(8)(12)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	01/24	01/30	4,577	4,483	4,482	0.4%	(7)(8)(13)(30)
Ice House America, L.L.C.	Revolver	SOFR + 5.50%, 10.1% Cash	01/24	01/30	194	186	186	—%	(7)(8)(13)(30)
Isagenix International, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	04/23	04/28	914	668	160	—%	(7)(8)(13)(28)
Modern Star Holdings Bidco Pty Limited.	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.4% Cash	12/20	12/26	7,008	8,268	7,008	0.6%	(3)(7)(8)(18)(30)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/20	12/26	14,812	14,716	14,812	1.2%	(7)(8)(13)
Subtotal Consumer goods: Non-durable (3.7%)*					44,863	46,189	43,642
Containers, Packaging, & Glass
Brook & Whittle Holding Corp.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.7% Cash	02/22	12/28	2,770	2,751	2,461	0.2%	(8)(13)(28)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	$729	$715	$717	0.1%	(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	05/22	05/30	13,692	13,489	13,198	1.1%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	09/24	09/30	1,771	1,746	1,747	0.1%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.6% Cash	09/24	09/30	3,827	4,039	3,775	0.3%	(7)(8)(15)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.75%, 9.5% Cash	09/24	09/30	—	(9)	(9)	—%	(7)(8)(13)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.75%, 9.6% Cash	09/24	09/30	—	(11)	(10)	—%	(7)(8)(15)(30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.9% Cash	06/21	06/28	3,279	3,695	3,241	0.3%	(3)(7)(8)(10)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	7,902	7,794	7,792	0.7%	(7)(8)(14)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	05/23	03/28	2,901	2,836	2,868	0.2%	(7)(8)(12)(30)
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	—	(11)	(12)	—%	(7)(8)(14)(30)
Subtotal Containers, Packaging, & Glass (3.0%)*					36,871	37,034	35,768
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/22	10/28	12,221	11,997	12,050	1.0%	(7)(8)(13)
WWEC Holdings III Corp	Revolver	SOFR + 5.75%, 10.4% Cash	10/22	10/28	—	(35)	(35)	—%	(7)(8)(13)(30)
Subtotal Energy: Electricity (1.0%)*					12,221	11,962	12,015
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	27,200	27,200	27,859	2.3%
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	11/24	11/27	2,036	1,996	1,971	0.2%	(3)(7)(8)(10)(30)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	02/21	01/27	6,704	6,671	6,624	0.6%	(7)(8)(13)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/24	12/30	17,178	16,911	16,910	1.4%	(7)(8)(13)(30)
Northstar Recycling, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/24	12/30	—	(44)	(44)	—%	(7)(8)(13)(30)
Subtotal Environmental Industries (4.5%)*					53,118	52,734	53,320
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	12,886	11,875	8,479	0.7%	(3)(7)(31)
Amalfi Midco	Second Lien Senior Secured Term Loan	17.5% PIK	09/22	10/28	290	301	290	—%	(3)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	5,943	5,416	5,492	0.5%	(3)(7)
APOG Bidco Pty Ltd	Second Lien Senior Secured Term Loan	BBSY + 7.30%, 12.0% Cash	04/22	03/30	864	1,030	864	0.1%	(3)(7)(8)(20)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.5% Cash	11/21	11/28	396	408	396	—%	(3)(7)(8)(10)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.5% Cash	11/21	11/28	2,365	2,451	2,365	0.2%	(3)(7)(8)(17)(30)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	1,967	2,204	1,967	0.2%	(3)(7)(8)(19)(30)
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	2,411	2,517	1,406	0.1%	(3)(7)(8)(11)(26) (30)
BVI Medical, Inc.	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 12.8% Cash	06/22	06/26	9,607	9,614	9,482	0.8%	(7)(8)(10)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00% PIK, 10.3% PIK	06/21	12/26	1,585	1,860	360	—%	(3)(7)(8)(21)(26)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	65	64	185	—%	(3)(7)(30)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% Cash	10/21	10/28	3,206	3,292	3,167	0.3%	(3)(7)(8)(11)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.6% Cash	05/24	05/29	3,991	3,883	3,903	0.3%	(7)(8)(13)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dune Group	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	09/21	09/28	$120	$117	$91	—%	(3)(7)(8)(10)(30)
Dune Group	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash	09/21	09/28	204	204	193	—%	(3)(7)(8)(13)
Dune Group	First Lien Senior Secured Term Loan	SOFR + 4.00%, 6.3% Cash, 2.3% PIK	09/21	09/28	1,230	1,218	1,164	0.1%	(3)(7)(8)(13)
Ellkay, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.0% Cash, 2.0% PIK	09/21	09/27	4,924	4,875	4,348	0.4%	(7)(8)(13)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	01/23	01/30	1,577	1,600	1,552	0.1%	(3)(7)(8)(10)(30)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	03/22	03/29	4,685	4,872	4,613	0.4%	(3)(7)(8)(11)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	03/24	03/30	6,134	6,049	6,091	0.5%	(7)(8)(13)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	03/24	03/30	—	(6)	(2)	—%	(7)(8)(13)(30)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/24	08/27	539	529	529	—%	(7)(8)(13)(30)
GCDL LLC	Revolver	SOFR + 6.00%, 10.4% Cash	08/24	08/27	—	(2)	(2)	—%	(7)(8)(13)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	271	285	271	—%	(3)(7)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	11/24	02/30	33	34	33	—%	(3)(7)(8)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	06/22	06/29	446	446	189	—%	(3)(7)(8)(9)(26)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 8.5% Cash	10/22	10/29	888	874	871	0.1%	(3)(7)(8)(10)(30)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	09/22	09/28	694	704	602	0.1%	(3)(7)(8)(19)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	14,000	13,840	12,865	1.1%	(7)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	08/23	08/29	7,267	7,116	7,267	0.6%	(7)(8)(12)
HemaSource, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	08/23	08/29	—	(35)	—	—%	(7)(8)(12)(30)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	03/21	03/27	3,706	3,677	3,524	0.3%	(7)(8)(13)
Hygie 31 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.63%, 8.8% Cash	09/22	09/29	1,512	1,378	1,502	0.1%	(3)(7)(8)(11)
ISTO Technologies II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/23	10/28	6,726	6,598	6,706	0.6%	(7)(8)(14)
ISTO Technologies II, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	10/23	10/28	—	(14)	(2)	—%	(7)(8)(14)(30)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.50%, 9.5% Cash	03/22	03/27	3,720	4,430	3,720	0.3%	(3)(7)(8)(23)(30)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.1% Cash	08/24	08/31	695	728	677	0.1%	(3)(7)(8)(10)(30)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 8.1% Cash	08/24	05/31	19	18	18	—%	(3)(7)(8)(10)(30)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	12/21	12/28	2,048	2,159	1,952	0.2%	(3)(7)(8)(11)(30)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,841	1,947	1,721	0.1%	(3)(7)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 11.0% Cash	02/22	10/27	9,330	9,907	8,966	0.8%	(3)(8)(17)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.7% Cash	11/21	11/29	4,421	4,394	2,211	0.2%	(8)(13)
MI OpCo Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	07/24	03/28	6,288	5,722	6,320	0.5%	(8)(12)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.7% Cash	07/23	07/30	1,860	1,884	1,841	0.2%	(3)(7)(8)(16)(30)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	03/22	03/28	12,460	14,257	12,459	1.0%	(3)(7)(8)(19)
Navia Benefit Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.2% Cash	02/21	02/27	5,572	5,518	5,572	0.5%	(7)(8)(12)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	09/22	10/29	1,885	1,741	1,869	0.2%	(3)(7)(8)(10)(30)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/21	12/28	$8,301	$8,223	$8,268	0.7%	(7)(8)(12)
OA Buyer, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	12/21	12/28	—	(15)	(5)	—%	(7)(8)(12)(30)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	08/23	07/29	3,930	3,832	4,849	0.4%	(3)(7)(8)(12)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	06/21	06/28	2,866	3,175	2,802	0.2%	(3)(7)(8)(17)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash, 0.8% PIK	12/19	12/26	2,688	2,873	2,688	0.2%	(3)(7)(8)(11)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	11/22	10/26	1,500	1,500	1,500	0.1%	(3)(7)(8)(13)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.9% Cash	10/23	10/29	624	608	609	0.1%	(7)(8)(12)(30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	06/22	07/29	3,843	3,711	3,692	0.3%	(3)(7)(8)(11)(30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.75%, 7.0% Cash	06/22	07/29	2,857	2,730	2,788	0.2%	(3)(7)(8)(24)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 6.75%, 8.0% Cash	06/22	07/29	47	49	46	—%	(3)(7)(8)(24)
Smile Brands Group Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	10/18	10/27	1,352	1,348	1,230	0.1%	(7)(8)(13)
Smile Brands Group Inc.	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.2% Cash	10/18	10/27	3,821	3,805	3,477	0.3%	(7)(8)(13)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.7% Cash	12/20	11/27	4,368	4,489	4,368	0.4%	(3)(7)(8)(16)(30)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 11.2% Cash	11/23	08/30	959	935	941	0.1%	(3)(7)(8)(17)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.84%, 9.8% Cash	06/22	06/29	934	892	930	0.1%	(3)(7)(8)(17)(30)
United Therapy Holding III GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.0% Cash	04/22	03/29	1,689	1,713	1,204	0.1%	(3)(7)(8)(10)(30)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.93%, 8.3% Cash	03/23	03/30	1,962	1,965	1,962	0.2%	(3)(7)(8)(10)(30)
Subtotal Healthcare & Pharmaceuticals (15.1%)*					192,412	193,812	179,436
High Tech Industries
1WorldSync, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	07/19	07/25	7,049	7,031	7,049	0.6%	(7)(8)(13)
Alpine SG, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	02/22	11/27	23,123	22,664	22,949	1.9%	(7)(8)(13)(28)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.2% Cash, 2.8% PIK	07/22	07/29	1,896	1,875	1,773	0.1%	(3)(7)(8)(10)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash, 2.8% PIK	07/22	07/29	136	133	127	—%	(3)(7)(8)(13)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 2.8% PIK	07/22	07/29	1,719	1,596	1,584	0.1%	(3)(7)(8)(16)(30)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	843	811	777	0.1%	(3)(7)
Benify (Bennevis AB)	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.4% Cash	07/19	07/26	854	996	854	0.1%	(3)(7)(8)(22)
CAi Software, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	12/21	12/28	12,530	12,349	12,455	1.0%	(7)(8)(13)
CAi Software, LLC	Revolver	SOFR + 5.25%, 10.1% Cash	12/21	12/28	1,261	1,225	1,246	0.1%	(7)(8)(13)(30)
Caribou Holding Company, LLC	First Lien Senior Secured Term Loan	SOFR + 7.64%, 12.5% Cash	04/22	04/27	4,318	4,285	4,236	0.4%	(3)(7)(8)(13)
Contabo Finco S.À.R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 8.2% Cash	10/22	10/29	4,822	4,555	4,822	0.4%	(3)(7)(8)(10)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	01/21	01/27	2,732	2,708	2,732	0.2%	(7)(8)(13)
Dragon Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.6% Cash	04/21	04/28	2,589	2,838	2,585	0.2%	(3)(7)(8)(10)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	07/21	07/27	14,625	14,426	14,433	1.2%	(7)(8)(13)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Electrical Components International, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.3% Cash	05/24	05/29	$10,612	$10,419	$10,410	0.9%	(7)(8)(14)(30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.6% PIK	12/22	12/29	1,676	1,497	831	0.1%	(3)(7)(8)(11)(26)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.3% PIK	12/22	12/29	913	781	453	—%	(3)(7)(8)(13)(26)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.5% PIK	12/22	12/29	2,351	2,258	1,165	0.1%	(3)(7)(8)(17)(26)
Eurofins Digital Testing International LUX Holding SARL	Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	690	642	—	—%	(3)(7)(26)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	08/21	08/28	4,740	4,690	4,740	0.4%	(7)(8)(12)
Graphpad Software, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	06/24	06/31	9,511	9,457	9,499	0.8%	(7)(8)(13)(30)
Graphpad Software, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	06/24	06/31	—	(4)	(1)	—%	(7)(8)(13)(30)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	11/21	11/27	7,221	7,144	7,221	0.6%	(7)(8)(13)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 5.50%, 10.1% Cash	11/21	11/27	—	(26)	—	—%	(7)(8)(13)(30)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	12/18	06/29	11,081	11,055	11,081	0.9%	(7)(8)(13)
Ivanti Software, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.1% Cash	02/22	12/28	6,000	5,989	3,285	0.3%	(8)(13)(28)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	05/22	05/29	727	711	687	0.1%	(3)(7)(8)(14)(30)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.75%, 10.6% Cash	05/22	11/28	—	(1)	(1)	—%	(3)(7)(8)(14)(30)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	09/23	09/29	11,850	11,489	11,850	1.0%	(7)(8)(13)(30)
NAW Buyer LLC	Revolver	SOFR + 5.75%, 10.4% Cash	09/23	09/29	—	(37)	—	—%	(7)(8)(13)(30)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	01/23	01/30	2,476	2,525	2,456	0.2%	(3)(7)(8)(11)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	11/23	11/30	7,320	7,199	7,320	0.6%	(7)(8)(13)(30)
Next Holdco, LLC	Revolver	SOFR + 5.75%, 10.5% Cash	11/23	11/29	—	(9)	—	—%	(7)(8)(13)(30)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.5% Cash	12/23	12/30	947	976	931	0.1%	(3)(7)(8)(10)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	12/21	12/29	14,130	13,874	13,901	1.2%	(7)(8)(13)(30)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 5.25%, 9.8% Cash	12/21	12/29	444	427	430	—%	(7)(8)(13)(30)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	08/21	08/27	14,753	14,558	14,514	1.2%	(7)(8)(13)(30)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/24	11/29	6,827	6,776	6,710	0.6%	(7)(8)(13)(30)
PowerGEM Buyer, Inc.	Revolver	SOFR + 5.00%, 9.5% Cash	11/24	11/29	—	(25)	(26)	—%	(7)(8)(13)(30)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	1,613	1,595	1,613	0.1%	(7)(8)(12)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	242	237	242	—%	(7)(8)(12)(30)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	81	81	76	—%	(7)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/29	7,767	7,656	7,662	0.6%	(7)(8)(13)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/29	—	(29)	(28)	—%	(7)(8)(13)(30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	05/22	05/29	846	846	844	0.1%	(3)(7)(8)(10)(30)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/22	05/29	$1,411	$1,394	$1,408	0.1%	(3)(7)(8)(13)
RA Outdoors, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.7% Cash	02/22	04/26	13,764	13,506	12,732	1.1%	(7)(8)(13)(28)
RA Outdoors, LLC	Revolver	SOFR + 6.75%, 11.7% Cash	02/22	04/26	1,316	1,316	1,217	0.1%	(7)(8)(13)(28)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/24	11/31	17,819	17,596	17,592	1.5%	(7)(8)(13)(30)
Saab Purchaser, Inc.	Revolver	SOFR + 5.00%, 9.5% Cash	11/24	11/31	—	(23)	(24)	—%	(7)(8)(13)(30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.4% Cash	05/22	05/29	3,308	3,361	3,297	0.3%	(3)(7)(8)(10)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.57%, 10.1% Cash	08/23	05/29	443	443	442	—%	(3)(7)(8)(13)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 8.4% Cash	05/22	05/29	—	(5)	(14)	—%	(3)(7)(8)(10)(30)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	07/23	07/30	1,892	1,943	1,858	0.2%	(3)(7)(8)(11)(30)
Smartling, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.0% Cash	11/21	11/27	10,437	10,328	10,437	0.9%	(7)(8)(13)
Smartling, Inc.	Revolver	SOFR + 4.50%, 9.0% Cash	11/21	11/27	—	(11)	—	—%	(7)(8)(13)(30)
Validity, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	07/19	05/26	4,783	4,750	4,783	0.4%	(7)(8)(12)
Vision Solutions Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.1% Cash	02/22	04/29	6,500	6,497	6,256	0.5%	(8)(13)(28)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	10/23	10/30	1,749	1,695	1,747	0.1%	(3)(7)(8)(13)(30)
Subtotal High Tech Industries (21.6%)*					266,737	263,033	257,218
Hotel, Gaming, & Leisure
Aquavista Watersides 2 LTD	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.6% Cash	12/21	12/28	6,314	6,492	6,314	0.5%	(3)(7)(8)(16)(30)
Aquavista Watersides 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 10.50% PIK, 15.1% PIK	12/21	12/28	2,119	2,187	2,119	0.2%	(3)(7)(8)(16)
Subtotal Hotel, Gaming, & Leisure (0.7%)*					8,433	8,679	8,433
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	07/22	07/27	7,344	7,277	7,344	0.6%	(7)(8)(12)
ASC Communications, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	07/22	07/27	—	(9)	—	—%	(7)(8)(12)(30)
AVSC Holding Corp.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 8.2% Cash	11/20	03/25	148	148	148	—%	(8)(12)
AVSC Holding Corp.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	11/20	10/26	2	2	2	—%	(8)(12)
Ruffalo Noel Levitz, LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 7.0% Cash, 4.3% PIK	01/19	12/26	9,944	9,931	6,792	0.6%	(7)(8)(13)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.4% Cash	12/21	12/27	18,063	17,760	17,712	1.5%	(7)(8)(13)(30)
Superjet Buyer, LLC	Revolver	SOFR + 5.50%, 10.4% Cash	12/21	12/27	—	(29)	(38)	—%	(7)(8)(13)(30)
Subtotal Media: Advertising, Printing, & Publishing (2.7%)*					35,501	35,080	31,960
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	08/20	08/26	6,923	6,868	6,618	0.6%	(7)(8)(13)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	06/24	03/29	3,593	3,593	3,595	0.3%	(8)(13)
Subtotal Media: Broadcasting & Subscription (0.9%)*					10,516	10,461	10,213
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.50% 10.2% Cash	10/21	10/27	4,657	4,635	4,657	0.4%	(7)(8)(12)
BrightSign LLC	Revolver	SOFR + 5.50%, 10.2% Cash	10/21	10/27	1,085	1,079	1,085	0.1%	(7)(8)(12)(30)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 7.8% Cash, 2.5% PIK	05/19	05/25	1,565	1,563	1,523	0.1%	(7)(8)(13)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 7.8% Cash, 2.5% PIK	05/19	05/26	$12,477	$12,462	$12,140	1.0%	(7)(8)(13)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	04/22	04/29	218	223	217	—%	(3)(7)(8)(10)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.5% Cash	04/22	04/29	1,599	1,638	1,588	0.1%	(3)(7)(8)(16)(30)
Learfield Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/24	06/28	5,476	5,486	5,520	0.5%	(8)(12)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	11/20	11/27	1,641	1,716	1,641	0.1%	(3)(7)(8)(17)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	09/23	09/29	6,537	6,372	6,426	0.5%	(7)(8)(13)
Rock Labor LLC	Revolver	SOFR + 5.50%, 10.7% Cash	09/23	09/29	—	(26)	(19)	—%	(7)(8)(13)(30)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	12/22	12/29	15,333	15,033	14,826	1.2%	(7)(8)(13)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.7% Cash	12/22	12/28	532	499	466	—%	(7)(8)(13)(30)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	06/21	06/28	7,329	7,249	7,241	0.6%	(7)(8)(13)
Subtotal Media: Diversified & Production (4.8%)*					58,449	57,929	57,311
Metals & Mining
Arch Global Precision LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	04/19	04/26	8,966	8,966	8,769	0.7%	(7)(8)(13)
Subtotal Metals & Mining (0.7%)*					8,966	8,966	8,769
Services: Business
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.8% Cash	08/21	08/27	2,500	2,467	2,438	0.2%	(3)(7)(8)(14)
Acogroup	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.6% PIK	03/22	10/26	7,354	7,708	5,412	0.5%	(3)(7)(8)(11)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	03/24	03/30	10,099	9,794	10,099	0.8%	(7)(8)(13)(30)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.6% Cash	03/24	03/30	—	(28)	—	—%	(7)(8)(13)(30)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	05/23	05/30	1,716	1,768	1,716	0.1%	(3)(7)(8)(10)(30)
Adhefin International	Subordinated Term Loan	EURIBOR + 10.50% PIK, 13.2% PIK	05/23	11/30	330	341	326	—%	(3)(7)(8)(10)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.9% Cash	03/23	03/30	4,598	4,646	4,569	0.4%	(3)(7)(8)(11)(30)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.3% Cash	01/20	01/27	3,200	3,206	3,180	0.3%	(3)(7)(8)(16)
Apex Bidco Limited	Subordinated Senior Unsecured Term Loan	8.0% PIK	01/20	07/27	324	333	297	—%	(3)(7)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.0% Cash	11/24	11/31	284	261	256	—%	(3)(7)(8)(10)(30)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 10.4% Cash	12/19	12/26	1,450	1,538	1,351	0.1%	(3)(7)(8)(11)
Auxi International	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	04/21	12/26	839	909	782	0.1%	(3)(7)(8)(17)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	11/21	11/27	4,785	4,731	4,785	0.4%	(7)(8)(12)(30)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.9% Cash	11/21	11/27	—	(5)	—	—%	(7)(8)(12)(30)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,814	1,799	1,805	0.2%	(7)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/24	12/30	14,194	13,952	13,949	1.2%	(7)(8)(12)(30)
Basin Innovation Group, LLC	Revolver	SOFR + 5.00%, 9.5% Cash	12/24	12/30	—	(28)	(28)	—%	(7)(8)(12)(30)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.5% Cash	02/24	05/27	9,434	9,694	9,302	0.8%	(7)(8)(9)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	08/21	08/27	4,106	4,067	4,081	0.3%	(7)(8)(13)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.2% Cash	10/21	10/28	396	388	386	—%	(3)(7)(8)(10)(30)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.6% Cash, 0.3% PIK	10/21	10/28	$1,752	$1,931	$1,720	0.1%	(3)(7)(8)(11)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.7% Cash	12/20	12/27	14,630	15,527	14,454	1.2%	(3)(7)(8)(17)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	09/24	09/30	19,141	18,817	18,833	1.6%	(7)(8)(13)(30)
Caldwell & Gregory LLC	Revolver	SOFR + 5.00%, 9.3% Cash	09/24	09/30	—	(36)	(34)	—%	(7)(8)(13)(30)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.3% Cash	05/20	05/27	2,996	2,942	2,996	0.3%	(3)(7)(8)(10)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	02/22	02/28	14,008	13,780	14,008	1.2%	(7)(8)(13)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 9.1% Cash	02/22	02/28	—	(18)	—	—%	(7)(8)(13)(30)
CMT Opco Holding, LLC (Concept Machine)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash, 0.3% PIK	01/20	01/27	4,756	4,746	3,381	0.3%	(7)(8)(13)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	04/22	12/29	18,663	18,409	18,663	1.6%	(7)(8)(12)
Comply365, LLC	Revolver	SOFR + 5.00%, 9.7% Cash	04/22	12/29	—	(14)	—	—%	(7)(8)(12)(30)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash, 0.3% PIK	09/21	09/28	4,748	5,194	4,590	0.4%	(3)(7)(8)(10)(30)
DataServ Integrations, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	11/22	11/28	1,871	1,843	1,871	0.2%	(7)(8)(14)
DataServ Integrations, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	11/22	11/28	—	(6)	—	—%	(7)(8)(14)(30)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/22	09/28	6,950	6,808	6,950	0.6%	(7)(8)(13)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 9.5% Cash	11/22	09/28	—	(9)	—	—%	(7)(8)(13)(30)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	06/22	06/28	1,000	991	998	0.1%	(3)(7)(8)(13)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	806	787	797	0.1%	(7)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	313	307	307	—%	(7)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	03/22	03/28	1,561	1,842	1,336	0.1%	(3)(7)(8)(19)(30)
Fortis Payment Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.0% Cash	10/22	02/26	8,944	8,841	8,815	0.7%	(7)(8)(13)(30)
Fortis Payment Systems, LLC	Revolver	SOFR + 5.25%, 10.0% Cash	10/22	02/26	—	(7)	(9)	—%	(7)(8)(13)(30)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 8.3% Cash	07/22	07/29	936	907	936	0.1%	(3)(7)(8)(10)(30)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	10/22	10/29	4,850	4,497	4,850	0.4%	(3)(7)(8)(10)(30)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	09/24	12/29	7,537	7,413	7,413	0.6%	(7)(8)(13)(30)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.00%, 9.6% Cash	09/24	12/29	281	265	265	—%	(7)(8)(13)(30)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.1% Cash	11/21	11/28	2,721	2,923	2,721	0.2%	(3)(7)(8)(11)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	08/22	08/29	1,589	1,594	1,509	0.1%	(3)(7)(8)(10)(30)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.2% Cash	10/22	10/29	5,168	4,836	5,075	0.4%	(3)(7)(8)(10)
JF Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	05/21	07/26	3,740	3,709	3,736	0.3%	(7)(8)(13)
Jones Fish Hatcheries & Distributors LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	02/22	02/28	3,481	3,434	3,481	0.3%	(7)(8)(13)
Jones Fish Hatcheries & Distributors LLC	Revolver	SOFR + 5.50%, 10.0% Cash	02/22	02/28	—	(4)	—	—%	(7)(8)(13)(30)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	02/22	02/28	10,069	9,968	10,029	0.8%	(7)(8)(13)
LeadsOnline, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	02/22	02/28	—	(24)	(10)	—%	(7)(8)(13)(30)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Legal Solutions Holdings	Senior Subordinated Loan	6.0% PIK	12/20	03/25	$12,319	$10,128	$—	—%	(7)(26)(27)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.27%, 8.1% Cash, 3.7% PIK	04/22	09/27	8,769	8,676	7,839	0.7%	(7)(8)(13)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	01/24	01/30	2,608	2,550	2,591	0.2%	(7)(8)(12)(30)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	01/24	01/30	—	(5)	(2)	—%	(7)(8)(12)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	06/24	06/27	5,118	5,016	4,899	0.4%	(7)(8)(12)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	07/21	06/27	4,106	4,062	4,036	0.3%	(7)(8)(14)(30)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	6,283	6,137	6,283	0.5%	(7)(8)(13)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	276	253	276	—%	(7)(8)(13)(30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.1% Cash	06/21	06/28	307	355	301	—%	(3)(7)(8)(10)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.0% Cash	06/21	06/28	533	525	522	—%	(3)(7)(8)(13)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.8% Cash	02/20	02/26	2,045	2,140	2,045	0.2%	(3)(7)(8)(10)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 7.01%, 11.6% Cash	02/20	02/26	2,628	2,613	2,628	0.2%	(3)(7)(8)(13)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	03/23	03/29	2,619	2,566	2,567	0.2%	(7)(8)(14)
Qualified Industries, LLC	Revolver	SOFR + 5.75%, 10.1% Cash	03/23	03/29	—	(5)	(5)	—%	(7)(8)(14)(30)
Questel Unite	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	12/20	12/27	7,059	7,010	7,059	0.6%	(3)(7)(8)(13)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	08/20	07/26	11,294	11,232	11,294	0.9%	(7)(8)(13)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/24	10/29	18,355	17,989	17,973	1.5%	(7)(8)(13)(30)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 9.6% Cash	10/24	10/29	—	(52)	(55)	—%	(7)(8)(13)(30)
Royal Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	08/22	08/28	8,106	8,006	8,098	0.7%	(7)(8)(13)
Royal Buyer, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	08/22	08/28	—	(22)	(2)	—%	(7)(8)(13)(30)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	08/24	08/30	21,921	21,608	21,638	1.8%	(7)(8)(13)
RPX Corporation	Revolver	SOFR + 5.50%, 10.6% Cash	08/24	08/30	—	(42)	(39)	—%	(7)(8)(13)(30)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.6% Cash	09/24	09/31	554	576	534	—%	(3)(7)(8)(10)(30)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	03/23	03/28	8,717	8,445	8,648	0.7%	(7)(8)(12)(30)
SBP Holdings LP	Revolver	SOFR + 5.00%, 9.6% Cash	03/23	03/28	—	(44)	(13)	—%	(7)(8)(13)(30)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	12/21	12/28	1,784	1,764	1,605	0.1%	(7)(8)(13)
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 10.2% Cash	12/21	12/28	336	332	302	—%	(7)(8)(13)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	09/23	09/29	12,944	12,732	12,944	1.1%	(7)(8)(13)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.5% Cash	09/23	09/29	—	(32)	—	—%	(7)(8)(13)(30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	11/22	03/27	2,072	2,044	2,057	0.2%	(7)(8)(14)(30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 5.00%, 9.2% Cash	11/22	03/27	—	(2)	(1)	—%	(7)(8)(14)(30)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/21	10/28	2,500	2,482	2,500	0.2%	(3)(7)(8)(14)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	7.80% PIK	07/21	07/28	2,785	2,764	2,785	0.2%	(7)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	11/22	11/29	$1,699	$1,518	$1,643	0.1%	(3)(7)(8)(16)(30)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	06/24	07/30	698	725	677	0.1%	(3)(7)(8)(20)(30)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.7% Cash	11/21	11/28	3,639	3,816	3,609	0.3%	(3)(7)(8)(10)
Techone B.V.	Revolver	EURIBOR + 5.40%, 8.7% Cash	11/21	05/28	—	(24)	(4)	—%	(3)(7)(8)(10)(30)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	07/23	07/29	6,895	6,725	6,787	0.6%	(7)(8)(12)
Trintech, Inc.	Revolver	SOFR + 5.50%, 10.1% Cash	07/23	07/29	153	140	145	—%	(7)(8)(12)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.0% Cash	12/24	09/27	2,598	2,573	2,572	0.2%	(7)(8)(13)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/22	12/28	962	949	953	0.1%	(7)(8)(13)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/23	12/28	1,204	1,190	1,192	0.1%	(7)(8)(13)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/24	12/29	8,035	7,840	7,837	0.7%	(7)(8)(13)(30)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	12/22	12/28	—	(5)	(4)	—%	(7)(8)(13)(30)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	07/21	09/26	4,874	4,839	4,874	0.4%	(7)(8)(12)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.6% Cash	07/24	12/30	536	556	536	—%	(3)(7)(8)(10)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.4% Cash	12/23	12/30	1,450	1,486	1,450	0.1%	(3)(7)(8)(22)(30)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	11/24	11/31	13,247	12,991	12,982	1.1%	(7)(8)(13)(30)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	11/24	11/31	—	(34)	(35)	—%	(7)(8)(13)(30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	11/18	05/26	12,613	12,558	12,487	1.0%	(7)(8)(13)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	10/24	10/27	5,465	5,414	5,411	0.5%	(7)(8)(13)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 4.60%, 4.9% Cash, 2.4% PIK	09/20	09/27	1,581	1,754	1,500	0.1%	(3)(7)(8)(10)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 6.75%, 9.4% Cash, 1.8% PIK	02/21	09/27	2,604	2,572	2,471	0.2%	(3)(7)(8)(13)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 6.75%, 8.8% Cash, 2.4% PIK	02/21	09/27	994	994	943	0.1%	(3)(7)(8)(13)
W2O Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	10/20	06/28	11,879	11,803	11,772	1.0%	(7)(8)(13)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	03/24	03/30	13,897	13,645	13,785	1.2%	(7)(8)(12)
World 50, Inc.	Revolver	SOFR + 5.75%, 10.3% Cash	03/24	03/30	—	(17)	(8)	—%	(7)(8)(12)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.2% Cash	05/22	05/29	290	305	283	—%	(3)(7)(8)(11)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	05/22	05/29	8,813	8,657	8,598	0.7%	(3)(7)(8)(17)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	3,784	3,691	3,691	0.3%	(3)(7)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	03/22	03/29	6,060	6,256	4,691	0.4%	(3)(7)(8)(17)
Subtotal Services: Business (37.5%)*					469,942	464,452	446,532
Services: Consumer
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 5.97%, 9.3% Cash	07/22	07/29	3,829	3,712	3,807	0.3%	(3)(7)(8)(10)(30)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	10/20	10/27	6,109	6,498	5,676	0.5%	(3)(7)(8)(10)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	11/21	11/28	3,107	3,260	3,107	0.3%	(3)(7)(8)(11)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	10/23	10/29	$4,011	$3,918	$3,742	0.3%	(7)(8)(13)(30)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.6% Cash	10/23	10/29	331	324	312	—%	(7)(8)(13)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	07/22	07/28	6,390	6,313	5,955	0.5%	(7)(8)(13)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.50%, 11.4% Cash	07/22	07/28	141	138	124	—%	(7)(8)(13)(30)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	10/24	02/30	12,028	11,995	11,950	1.0%	(7)(8)(13)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.3% Cash	07/22	07/27	2,284	2,530	2,284	0.2%	(3)(7)(8)(19)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 5.50%, 9.3% Cash	07/22	07/27	4,000	4,389	4,000	0.3%	(3)(7)(8)(23)(30)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	11/23	11/29	1,498	1,463	1,477	0.1%	(7)(8)(13)(30)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 9.1% Cash	11/23	11/29	—	(6)	(3)	—%	(7)(8)(13)(30)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/23	11/29	2,005	2,062	1,963	0.2%	(3)(7)(8)(19)(30)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	10/21	10/27	13,156	13,063	13,156	1.1%	(7)(8)(13)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% PIK	12/21	12/28	2,543	2,415	146	—%	(3)(7)(8)(11)(26) (30)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.75%, 6.7% PIK	12/21	06/27	109	104	(53)	—%	(3)(7)(8)(11)(26) (30)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	6.0% PIK	03/24	03/25	185	194	185	—%	(3)(7)(8)(26)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	12/20	12/26	7,481	7,425	7,377	0.6%	(7)(8)(13)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	12/20	12/26	2,738	2,670	2,694	0.2%	(7)(8)(13)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	09/21	09/26	1,707	1,976	1,694	0.1%	(3)(7)(8)(18)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	05/22	05/29	928	926	903	0.1%	(3)(7)(8)(11)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.7% Cash	05/22	05/29	1,524	1,564	1,524	0.1%	(3)(7)(8)(11)
Subtotal Services: Consumer (6.1%)*					76,104	76,933	72,020
Structured Product
Air Canada 2020-2 Class B Pass Through Trust	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	2,370	2,370	2,411	0.2%
AMMC CLO 22, Limited Series 2018-22A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	04/31	7,222	2,439	1,733	0.1%	(3)(7)(28)
Apidos CLO XXIV, Series 2016-24A	Subordinated Structured Notes	Residual Interest, current yield 57.25%	02/22	07/27	18,358	3,527	3,272	0.3%	(3)(28)
British Airways 2020-1 Class B Pass Through Trust	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	489	489	507	—%
Catawba River Limited	Structured - Junior Note	N/A	10/22	10/28	4,884	4,442	2,365	0.2%	(3)(7)
Dryden 49 Senior Loan Fund, Series 2017-49A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/30	17,233	2,766	437	—%	(3)(28)(29)
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,885	15,339	1.3%
JetBlue 2019-1 Class B Pass Through Trust	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	2,495	2,495	2,520	0.2%
Magnetite XIX, Limited	Subordinated Notes	SOFR + 9.03%, 13.7% Cash	02/22	04/34	10,500	10,357	10,500	0.9%	(3)(7)(13)(28)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	11/28	182	182	177	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	11/28	182	182	178	—%	(3)(7)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	11/28	$182	$182	$180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	11/28	182	182	178	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	11/28	9,274	9,274	8,904	0.7%	(3)(7)
Rhondda Financing No. 1 DAC	Structured - Junior Note	N/A	01/23	01/33	25,868	25,713	26,044	2.2%	(3)(7)(30)
Sound Point CLO XX, Ltd.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/31	4,489	1,389	61	—%	(3)(28)(29)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	11/24	08/31	500	500	495	—%	(3)(7)
VistaJet Pass Through Trust 2021-1B	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	3,214	3,214	3,160	0.3%	(7)
VOYA CLO 2015-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/27	10,736	2,496	15	—%	(3)(28)(29)
VOYA CLO 2016-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/28	11,088	2,462	1,072	0.1%	(3)(28)(29)
Subtotal Structured Product (6.7%)*					145,448	89,546	79,548
Telecommunications
CSL DualCom	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.5% Cash	09/20	09/27	2,016	1,922	2,016	0.2%	(3)(7)(8)(15)(30)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	08/22	08/29	2,765	3,150	2,750	0.2%	(3)(7)(8)(25)(30)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	12/21	07/29	2,537	2,710	2,537	0.2%	(3)(7)(8)(19)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.3% Cash	09/20	09/27	11,708	11,860	11,041	0.9%	(3)(7)(8)(16)
Subtotal Telecommunications (1.5%)*					19,026	19,642	18,344
Transportation: Cargo
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	06/19	12/26	5,953	5,935	5,637	0.5%	(7)(8)(13)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.7% Cash	11/21	11/29	9,469	9,366	9,450	0.8%	(7)(8)(12)
eShipping, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	11/21	11/27	3,465	3,431	3,465	0.3%	(7)(8)(12)
eShipping, LLC	Revolver	SOFR + 5.00%, 9.7% Cash	11/21	11/27	—	(14)	—	—%	(7)(8)(12)(30)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	12/20	12/26	4,130	4,101	4,128	0.3%	(7)(8)(12)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/21	05/27	4,544	4,487	4,544	0.4%	(7)(8)(13)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	04/22	11/28	6,667	6,542	6,645	0.6%	(3)(7)(8)(14)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	801	793	800	0.1%	(7)(8)(14)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	12/21	12/27	12,078	11,847	12,079	1.0%	(7)(8)(14)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.8% Cash	12/21	12/27	226	203	225	—%	(7)(8)(14)(30)
Offen Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	02/22	06/26	3,718	3,681	3,681	0.3%	(7)(12)(28)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	12/22	12/28	6,111	5,973	6,135	0.5%	(7)(8)(12)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 10.8% Cash	12/22	12/28	472	425	472	—%	(7)(8)(12)(30)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.5% Cash	11/24	11/29	1,015	995	1,015	0.1%	(7)(8)(13)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 8.00%, 12.5% Cash	11/24	11/29	2,577	2,577	2,577	0.2%	(7)(8)(13)
Transportation Insight, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.2% Cash, 1.0% PIK	08/18	06/27	11,062	11,030	8,518	0.7%	(7)(8)(13)
Subtotal Transportation: Cargo (5.8%)*					72,288	71,372	69,371
Utilities: Electric
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,740	3,458	3,695	0.3%	(7)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	10/22	10/28	$14,930	$14,695	$14,706	1.2%	(7)(8)(13)
Spatial Business Systems LLC	Revolver	SOFR + 5.50%, 10.0% Cash	10/22	10/28	—	(22)	(21)	—%	(7)(8)(13)(30)
Subtotal Utilities: Electric (1.5%)*					18,670	18,131	18,380
Subtotal Debt Investments (155.9%)*					1,996,579	1,930,130	1,855,514
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		437,623.30	$438	$—	—%	(7)(29)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	154	—%	(7)(29)
GB Eagle Buyer, Inc.	Partnership Units		12/22		687	687	1,350	0.1%	(7)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		205	21	—	—%	(7)(29)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		1,842	184	46	—%	(7)(29)
Narda Acquisitionco., Inc.	Class A Preferred Stock		12/21		4,587.38	459	578	—%	(7)(29)
Narda Acquisitionco., Inc.	Class B Common Stock		12/21		509.71	51	743	0.1%	(7)(29)
Whitcraft Holdings, Inc.	LP Units		02/23		63,087.10	631	975	0.1%	(7)(29)
Subtotal Aerospace & Defense (0.3%)*						2,596	3,846
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	450	—%	(7)(29)
Randys Holdings, Inc.	Partnership Units		11/22		5,333	533	622	0.1%	(7)(29)
SPATCO Energy Solutions, LLC	Common Stock		07/24		274,229	274	280	—%	(7)(29)
SVI International LLC	LLC Units		03/24		207,921	208	277	—%	(7)
Velocity Pooling Vehicle, LLC	Common Stock		02/22		4,676	60	2	—%	(7)(28)(29)
Velocity Pooling Vehicle, LLC	Warrants		02/22		5,591	72	3	—%	(7)(28)(29)
Subtotal Automotive (0.1%)*						1,602	1,634
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Class A Convertible Preferred Equity		01/22		5,018	5,000	6,347	0.5%	(7)(29)
Accelerant Holdings	Class B Convertible Preferred Equity		12/22		1,657	1,667	2,285	0.2%	(7)(29)
Accelerant Holdings	Preferred Stock		12/24		4,243	7,840	7,840	0.7%	(7)(29)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		2,828,286	2,828	3,875	0.3%	(3)(7)(29)
Policy Services Company, LLC	Warrants - Class A		12/21		2.5582	—	1,262	0.1%	(7)(29)
Policy Services Company, LLC	Warrants - Class B		12/21		0.8634	—	426	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0888	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2471	—	122	—%	(7)(29)
Resolute Investment Managers, Inc.	Common Stock		03/24		38,571	—	98	—%	(7)(28)(29)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,668	0.4%	(3)(7)
Subtotal Banking, Finance, Insurance, & Real Estate (2.3%)*						18,535	26,923
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	695	0.1%	(7)(29)
Woodland Foods, LLC	Common Stock		12/21		1,663.30	1,663	1,271	0.1%	(7)(29)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Woodland Foods, LLC	Preferred Stock	20.0% PIK	12/21		364.00	$427	$427	—%	(7)
ZB Holdco LLC	LLC Units		02/22		152.69	153	197	—%	(7)(29)
Subtotal Beverage, Food, & Tobacco (0.2%)*						2,243	2,590
Capital Equipment
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,409	741	1,229	0.1%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		281	281	237	—%	(7)(29)
Rapid Buyer LLC	LLC Units		10/24		533	533	533	—%	(7)(29)
TAPCO Buyer LLC	LLC Units		11/24		252	252	252	—%	(7)(29)
Subtotal Capital Equipment (0.2%)*						1,807	2,251
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	119	—%	(7)(29)
Aptus 1829. GmbH	Common Stock		09/21		48	12	—	—%	(3)(7)(29)
Aptus 1829. GmbH	Preferred Stock		09/21		13	120	40	—%	(3)(7)(29)
Polymer Solutions Group Holdings, LLC	Common Stock		02/22		74	—	—	—%	(7)(29)
Subtotal Chemicals, Plastics, & Rubber (—%)*						220	159
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		1,004,467	1,004	1,045	0.1%	(7)(29)
MNS Buyer, Inc.	Partnership Units		08/21		76,923	77	106	—%	(7)(29)
Ocelot Holdco LLC	Common Stock		10/23		186.67	—	742	0.1%	(7)(29)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		243.81	1,562	2,873	0.2%	(7)
Subtotal Construction & Building (0.4%)*						2,643	4,766
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(29)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(29)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		202,393.60	202	85	—%	(7)(29)
RTIC Subsidiary Holdings, LLC	Class A Preferred Stock		02/22		145.347	4	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class B Preferred Stock		02/22		145.347	—	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class C Preferred Stock		02/22		7,844.03	450	57	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Common Stock		02/22		153	—	—	—%	(7)(28)(29)
Serta Simmons Bedding LLC	Common Stock		06/23		109,127	1,630	655	0.1%	(29)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	625	0.1%	(7)(29)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	120	—%	(7)(29)
Subtotal Consumer goods: Durable (0.1%)*						3,150	1,542
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		233	233	235	—%	(7)
Ice House America, L.L.C.	LLC Units		01/24		2,833	283	316	—%	(7)(29)
Isagenix International, LLC	Common Stock		04/23		58,538	—	—	—%	(7)(28)(29)
Safety Products Holdings, LLC	Preferred Stock		12/20		378.7	380	537	—%	(7)(29)
Subtotal Consumer goods: Non-durable (0.1%)*						896	1,088
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	333	—%	(7)(29)
Five Star Holding LLC	LLC Units		05/22		966.99	967	564	—%	(7)(29)
Subtotal Containers, Packaging, & Glass (0.1%)*						1,244	897
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	2,799	0.2%	(7)
Subtotal Energy: Oil & Gas (0.2%)*						2,799	2,799

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		14,618	$16,725	$14,618	1.2%	(7)
Subtotal Environmental Industries (1.2%)*						16,725	14,618
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	1,239	0.1%	(3)(7)(29)
Amalfi Midco	Warrants		09/22		380,385	4	919	0.1%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Common Stock		08/24		14.37	—	—	—%	(3)(7)(29)
Coherus Biosciences, Inc.	Royalty Rights		05/24	08/50	3,626,518	3,627	5,834	0.5%	(7)
Forest Buyer, LLC	Class A LLC Units		03/24		122	122	130	—%	(7)(29)
Forest Buyer, LLC	Class B LLC Units		03/24		122	—	124	—%	(7)(29)
GCDL LLC	Common Stock		08/24		243,243.24	243	243	—%	(7)(29)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(29)
HemaSource, Inc.	Common Stock		08/23		101,080	101	124	—%	(7)(29)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	182	—%	(3)(7)(29)
OA Buyer, Inc.	Partnership Units		12/21		210,920.11	211	783	0.1%	(7)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	263	—%	(7)(29)
Subtotal Healthcare & Pharmaceuticals (0.8%)*						6,283	9,841
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		464	1	—	—%	(3)(7)(29)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		41,560	63	33	—%	(3)(7)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		41,560	63	33	—%	(3)(7)
Caribou Holding Company, LLC	LLC Units		04/22		681,818	682	682	0.1%	(3)(7)(29)
Command Alkon (Project Potter Buyer, LLC)	Class B Partnership Units		04/20		33,324.70	—	175	—%	(7)(29)
CW Group Holdings, LLC	LLC Units		01/21		161,290.32	161	371	—%	(7)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		6,582.7	9,830	5,608	0.5%	(7)
FSS Buyer LLC	LP Interest		08/21		1,160.9	12	17	—%	(7)
FSS Buyer LLC	LP Units		08/21		5,104.3	51	74	—%	(7)(29)
NAW Buyer LLC	LLC Units		09/23		472,512	473	524	—%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		173,749	174	151	—%	(7)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		28.8	29	42	—%	(7)(29)
ProfitOptics, LLC	LLC Units		03/22		241,935.48	161	198	—%	(7)(29)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,357.5	236	249	—%	(7)(29)
Subtotal High Tech Industries (0.7%)*						11,936	8,157
Media: Advertising, Printing & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		8,717.76	280	593	—%	(7)(29)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		2,248.46	72	153	—%	(7)(29)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		8,717.76	9	—	—%	(7)(29)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		2,248.46	2	—	—%	(7)(29)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
ASC Communications, LLC	Class A Units		07/22		25,718.20	$539	$869	0.1%	(7)
Subtotal Media: Advertising, Printing & Publishing (0.1%)*						902	1,615
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		676,881.00	677	2,180	0.2%	(7)
Subtotal Media: Broadcasting & Subscription (0.2%)*						677	2,180
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		1,107,492.71	1,107	1,174	0.1%	(7)
Learfield Communications, LLC	Common Stock		08/20		55,198	1,921	4,085	0.3%	(7)(29)
Rock Labor LLC	LLC Units		09/23		233,871	1,252	1,127	0.1%	(7)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	325	—%	(7)(29)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	388	—%	(7)
Subtotal Media: Diversified & Production (0.6%)*						4,960	7,099
Retail
True Religion Apparel, Inc.	Class A Units		02/22		9.767	—	—	—%	(7)(28)(29)
Subtotal Retail (—%)*						—	—
Services: Business
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	288	—%	(7)(29)
CGI Parent, LLC	Preferred Stock		02/22		657	722	1,710	0.1%	(7)(29)
CMT Opco Holding, LLC (Concept Machine)	LLC Units		01/20		12,635	506	—	—%	(7)(29)
Coyo Uprising GmbH	Class A Units		09/21		440	205	206	—%	(3)(7)(29)
Coyo Uprising GmbH	Class B Units		09/21		191	446	381	—%	(3)(7)(29)
DataServ Integrations, LLC	Partnership Units		11/22		96,153.90	96	103	—%	(7)(29)
EFC International	Common Stock		03/23		163.83	231	380	—%	(7)(29)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	188	—%	(7)(29)
Jones Fish Hatcheries & Distributors LLC	LLC Units		02/22		1,018	107	372	—%	(7)
LeadsOnline, LLC	LLC Units		02/22		81,739	85	180	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		66	68	82	—%	(7)(29)
MC Group Ventures Corporation	Partnership Units		06/21		746.66	747	681	0.1%	(7)(29)
NF Holdco, LLC	LLC Units		03/23		639,510	659	563	—%	(7)(29)
Qualified Industries, LLC	Common Stock		03/23		303,030	3	61	—%	(7)(29)
Qualified Industries, LLC	Preferred Stock	12.5% PIK	03/23		148	144	175	—%	(7)(29)
Recovery Point Systems, Inc.	Partnership Equity		03/21		187,235	187	81	—%	(7)(29)
SmartShift Group, Inc.	Common Stock		09/23		275	275	483	—%	(7)(29)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		1,589	50	84	—%	(7)(29)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	26	—%	(7)
Xeinadin Bidco Limited	Common Stock		05/22		45,665,825	565	572	—%	(3)(7)(29)
Subtotal Services: Business (0.6%)*						5,481	6,616
Services: Consumer
Kid Distro Holdings, LLC	LLC Units		10/21		637,677.11	638	772	0.1%	(7)(29)
Subtotal Services: Consumer (0.1%)*						638	772
Telecommunications
Mercell Holding AS	Class A Units	9.0% PIK	08/22		114.4	111	125	—%	(3)(7)(29)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Mercell Holding AS	Class B Units		08/22		28,943.8	$—	$21	—%	(3)(7)(29)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	10,167	10,076	0.8%	(7)
Subtotal Telecommunications (0.9%)*						10,278	10,222
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		348.68	349	550	—%	(7)(29)
Echo Global Logistics, Inc.	Partnership Equity		11/21		530.92	531	417	—%	(7)(29)
FragilePak LLC	Partnership Units		05/21		937.5	938	767	0.1%	(7)(29)
ITI Intermodal, Inc.	Common Stock		01/22		7,500.4	750	915	0.1%	(7)(29)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,231	5,403	4,595	0.4%	(7)(29)
Subtotal Transportation: Cargo (0.6%)*						7,971	7,244
Utilities: Oil & Gas
Proppants Holding, LLC	LLC Units		02/22		1,506,254	—	—	—%	(7)(28)
Subtotal Utilities: Oil & Gas (—%)*						—	—
Subtotal Equity Investments (9.8%)*						103,586	116,859
Subtotal Non-Control / Non-Affiliate Investments (165.7%)*						2,033,716	1,972,373
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% PIK	11/24	11/31	$3,586	$3,586	$3,586	0.3%	(7)(30)
Subtotal Aerospace & Defense (0.3%)*					3,586	3,586	3,586
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 7.25%, 11.9% Cash	07/21	07/28	10,091	10,022	10,091	0.8%	(7)(12)(30)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,520	4,545	0.4%	(7)
Subtotal Banking, Finance, Insurance, & Real Estate (1.2%)*					14,636	14,542	14,636
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.6% PIK	12/23	12/30	6,414	6,414	6,414	0.5%	(7)(13)
Subtotal Chemicals, Plastics, & Rubber (0.5%)*					6,414	6,414	6,414
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,690	15,770	1.3%	(7)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	7,662	7,322	7,271	0.6%	(7)
Subtotal Hotel, Gaming, & Leisure (1.9%)*					24,282	23,012	23,041
Subtotal Debt Investments (3.9%)*					48,918	47,554	47,677
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		1,195,449.6	$1,195	$1,195	0.1%	(7)(29)
Subtotal Aerospace & Defense (0.1%)*						1,195	1,195
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		89,447,396	93,029	136,855	11.5%	(7)
Rocade Holdings LLC	Common LP Units		02/23		23.8	—	243	—%	(7)(29)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00% PIK, 10.3% PIK	02/23		71,000	82,989	83,000	7.0%	(7)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (18.5%)*						176,018	220,098

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		1,243,071	$12,177	$11,262	0.9%	(7)(29)
Subtotal Chemicals, Plastics, & Rubber (0.9%)*						12,177	11,262
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		3,518,097	16,495	16,852	1.4%	(7)(29)
Subtotal Hotel, Gaming, & Leisure (1.4%)*						16,495	16,852
Investment Funds & Vehicles
Jocassee Partners LLC	9.1% Member Interest		06/19			35,158	40,761	3.4%	(3)(30)(32)
Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest		02/22			48,441	41,453	3.5%	(3)(28)(32)
Thompson Rivers LLC	16% Member Interest		06/20			22,897	7,208	0.6%	(29)(32)
Waccamaw River LLC	20% Member Interest		02/21			22,913	10,730	0.9%	(3)(32)
Subtotal Investment Funds & Vehicles (8.4%)*						129,409	100,152
Subtotal Equity Investments (29.3%)*						335,294	349,559
Subtotal Affiliate Investments (33.4%)*						382,848	397,236
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Capital Equipment
Security Holdings B.V.	Bridge Loan	5.0% PIK	12/20	06/26	$6,655	$6,655	$6,655	0.6%	(3)(7)(27)
Security Holdings B.V.	Revolver	6.0% Cash	09/23	06/25	5,333	5,650	5,333	0.4%	(3)(7)(27)(30)
Security Holdings B.V.	Senior Unsecured Term Loan	6.0% Cash, 9.0% PIK	04/21	04/25	2,293	2,526	2,293	0.2%	(3)(7)(27)
Security Holdings B.V.	Senior Subordinated Term Loan	3.1% PIK	12/20	06/26	11,191	11,191	11,191	0.9%	(3)(7)(27)
Subtotal Capital Equipment (2.1%)*					25,472	26,022	25,472
Hotel, Gaming, & Leisure
Black Angus Steakhouses, LLC	First Lien Senior Secured Term Loan	10.0% PIK	02/22	01/25	39,067	9,628	—	—%	(7)(26)(28)
Black Angus Steakhouses, LLC	First Lien Senior Secured Term Loan	14.4% PIK	02/22	01/25	8,280	8,091	2,744	0.2%	(7)(8)(12)(26)(28)
Subtotal Hotel, Gaming, & Leisure (0.2%)*					47,347	17,719	2,744
Subtotal Debt Investments (2.3%)*					72,819	43,741	28,216
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Automotive
MVC Automotive Group GmbH	Common Equity Interest		12/20		18,000	$19,173	$13,741	1.2%	(3)(7)(27)(29)
Subtotal Automotive (1.2%)*						19,173	13,741
Capital Equipment
Security Holdings B.V.	Common Stock Series A		02/22		17,100	560	399	—%	(3)(7)(27)(29)
Security Holdings B.V.	Common Stock Series B		12/20		1,236	35,192	37,296	3.1%	(3)(7)(27)(29)
Subtotal Capital Equipment (3.2%)*						35,752	37,695
Hotel, Gaming, & Leisure
Black Angus Steakhouses, LLC	LLC Units		02/22		44.6	—	—	—%	(7)(28)(29)
Subtotal Hotel, Gaming, & Leisure (—%)*						—	—
Investment Funds & Vehicles
MVC Private Equity Fund LP	General Partnership Interest		03/21		1,831.4	184	—	—%	(3)(27)(29)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MVC Private Equity Fund LP	Limited Partnership Interest		03/21		71,790.4	$7,282	$11	—%	(3)(27)(29)
Subtotal Investment Funds & Vehicles (—%)*						7,466	11
Subtotal Equity Investments (4.4%)*						62,391	51,447
Subtotal Control Investments (6.7%)*						106,132	79,663
Total Investments, December 31, 2024 (205.8%)*						$2,522,696	$2,449,272
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 4)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$(4,396)	February 2029 Notes	$(4,396)
Total Interest Rate Swaps, December 31, 2024							$(4,396)

Credit Support Agreements:
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$19,250	$5,650
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	44,200	(200)
Total Credit Support Agreements, December 31, 2024			$123,000	$63,450	$5,450
(a) The MVC Credit Support Agreement covers all of the investments acquired by Barings BDC, Inc. (the “Company”) from MVC Capital, Inc. (“MVC”) in connection with the MVC Acquisition (as defined in “Note 1 – Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “MVC Reference Portfolio”). Each investment that is included in the MVC Reference Portfolio is denoted in the above Schedule of Investments with footnote (27).
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$7,000	$4,519	BNP Paribas SA	01/08/25	$(185)
Foreign currency forward contract (AUD)	A$64,484	$41,090	HSBC Bank USA	01/08/25	(1,164)
Foreign currency forward contract (AUD)	A$8,000	$5,010	BNP Paribas SA	04/07/25	(56)
Foreign currency forward contract (AUD)	$954	A$1,478	Bank of America, N.A.	01/08/25	39
Foreign currency forward contract (AUD)	$965	A$1,411	BNP Paribas SA	01/08/25	92
Foreign currency forward contract (AUD)	$46,948	A$68,596	HSBC Bank USA	01/08/25	4,477
Foreign currency forward contract (AUD)	$41,247	A$64,724	HSBC Bank USA	04/07/25	1,167

Foreign currency forward contract (CAD)	C$8,709	$6,161	HSBC Bank USA	01/08/25	(105)
Foreign currency forward contract (CAD)	C$7,000	$4,896	HSBC Bank USA	04/07/25	(11)
Foreign currency forward contract (CAD)	$6,461	C$8,709	BNP Paribas SA	01/08/25	404
Foreign currency forward contract (CAD)	$72	C$103	BNP Paribas SA	04/07/25	—
Foreign currency forward contract (CAD)	$6,326	C$8,913	HSBC Bank USA	04/07/25	107

Foreign currency forward contract (DKK)	2,570kr.	$362	BNP Paribas SA	01/08/25	(5)
Foreign currency forward contract (DKK)	$385	2,570kr.	HSBC Bank USA	01/08/25	28
Foreign currency forward contract (DKK)	$370	2,615kr.	BNP Paribas SA	04/07/25	5

Foreign currency forward contract (EUR)	€4,658	$4,921	BNP Paribas SA	01/08/25	(96)
Foreign currency forward contract (EUR)	€95,436	$100,299	HSBC Bank USA	01/08/25	(1,455)
Foreign currency forward contract (EUR)	$111,003	€99,494	BNP Paribas SA	01/08/25	7,955
Foreign currency forward contract (EUR)	$671	€600	HSBC Bank USA	01/08/25	50
Foreign currency forward contract (EUR)	$100,856	€95,570	HSBC Bank USA	04/07/25	1,467

Foreign currency forward contract (NZD)	NZ$15,538	$9,003	HSBC Bank USA	01/08/25	(297)
Foreign currency forward contract (NZD)	$198	NZ$312	Bank of America, N.A.	01/08/25	23
Foreign currency forward contract (NZD)	$9,538	NZ$15,226	HSBC Bank USA	01/08/25	1,007
Foreign currency forward contract (NZD)	$9,187	NZ$15,840	HSBC Bank USA	04/07/25	302

Foreign currency forward contract (NOK)	45,770kr	$4,104	HSBC Bank USA	01/08/25	(75)
Foreign currency forward contract (NOK)	$83	921kr	Bank of America, N.A.	01/08/25	2
Foreign currency forward contract (NOK)	$4,273	44,849kr	HSBC Bank USA	01/08/25	325
Foreign currency forward contract (NOK)	$4,132	46,087kr	HSBC Bank USA	04/07/25	75

Foreign currency forward contract (GBP)	£5,800	$7,272	Bank of America, N.A.	01/08/25	(8)
Foreign currency forward contract (GBP)	£59,563	$75,949	BNP Paribas SA	01/08/25	(1,356)
Foreign currency forward contract (GBP)	$1,789	£1,382	Bank of America, N.A.	01/08/25	59
Foreign currency forward contract (GBP)	$85,174	£63,981	HSBC Bank USA	01/08/25	5,047
Foreign currency forward contract (GBP)	$75,962	£59,607	BNP Paribas SA	04/07/25	1,363

Foreign currency forward contract (SEK)	16,492kr	$1,505	HSBC Bank USA	01/08/25	(12)
Foreign currency forward contract (SEK)	$34	339kr	Bank of America, N.A.	01/08/25	3
Foreign currency forward contract (SEK)	$1,593	16,153kr	HSBC Bank USA	01/08/25	130
Foreign currency forward contract (SEK)	$1,541	16,805kr	HSBC Bank USA	04/07/25	12

Foreign currency forward contract (CHF)	5,622Fr.	$6,378	HSBC Bank USA	01/08/25	(173)
Foreign currency forward contract (CHF)	$6,706	5,622Fr.	Bank of America, N.A.	01/08/25	502
Foreign currency forward contract (CHF)	$6,511	5,685Fr.	HSBC Bank USA	04/07/25	175
Total Foreign Currency Forward Contracts, December 31, 2024					$19,818

*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which resets annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)
spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2024 represented 205.8% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 26.1% of total investments at fair value as of December 31, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2024 were as follows:

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 12.6% PIK)	$6,214	$200	$—	$—	$—	$6,414	$837
	Common Stock (1,243,071 shares)	12,177	—	—	—	(915)	11,262	—
		18,391	200	—	—	(915)	17,676	837

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	15,649	95	—	—	26	15,770	1,428
	Subordinated Term Loan (8.0% Cash)	6,868	403	—	—	—	7,271	711
	LLC Units (3,518,097 units)	12,160	5,551	—	—	(859)	16,852	—
		34,677	6,049	—	—	(833)	39,893	2,139

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 7.25%, 11.9% Cash)	5,545	27,656	(23,091)	—	(19)	10,091	817
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	6	—	—	(6)	4,545	323
	LLC units (89,447,396 units)	145,799	66	—	—	(9,010)	136,855	14,894
		155,889	27,728	(23,091)	—	(9,035)	151,491	16,034

Hylan Datacom & Electrical LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 13.4% Cash)	3,917	172	(3,917)	—	(172)	—	311
	Second Lien Senior Secured Term Loan (SOFR + 3.00%, 8.5% Cash)	4,519	161	(4,680)	—	—	—	181
	Common Stock (102,144 shares)	2,013	—	(1,040)	(4,179)	3,206	—	—
		10,449	333	(9,637)	(4,179)	3,034	—	492

Jocassee Partners LLC	9.1% Member Interest	41,053	—	—	—	(292)	40,761	5,709
		41,053	—	—	—	(292)	40,761	5,709

Rocade Holdings LLC(d)	Preferred LP Units (71,000 units) (SOFR + 6.00% PIK, 10.3% PIK)	73,113	12,098	(2,222)	—	11	83,000	8,598
	Common LP Units (23.8 units)	844	—	—	—	(601)	243	—
		73,957	12,098	(2,222)	—	(590)	83,243	8,598

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	39,172	—	—	—	2,281	41,453	2,225
		39,172	—	—	—	2,281	41,453	2,225

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% PIK)	—	3,586	—	—	—	3,586	36
	LLC Units (1,195,449.6 units)	—	1,195	—	—	—	1,195	—
		—	4,781	—	—	—	4,781	36

Thompson Rivers LLC	16% Member Interest	13,365	—	(5,991)	—	(166)	7,208	—
		13,365	—	(5,991)	—	(166)	7,208	—

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Waccamaw River LLC	20% Member Interest	15,470	—	(2,087)	—	(2,653)	10,730	3,535
		15,470	—	(2,087)	—	(2,653)	10,730	3,535

Total Affiliate Investments		$402,423	$51,189	$(43,028)	$(4,179)	$(9,169)	$397,236	$39,605
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
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2024 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (14.4% PIK)(e)	$7,166	$1,114	$—	$—	$(5,536)	$2,744	$1,028
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	4,869	—	—	—	(4,869)	—	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		12,035	1,114	—	—	(10,405)	2,744	1,028

MVC Automotive Group GmbH(d)	Bridge Loan (4.5% Cash, 1.5% PIK)	9,762	720	(9,620)	(862)	—	—	495
	Common Equity Interest (18,000 Shares)	15,430	9,620	—	—	(11,309)	13,741	—
		25,192	10,340	(9,620)	(862)	(11,309)	13,741	495

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	24	—	(17)	—	(7)	—	48
	Limited Partnership Interest (71,790.4 units)	981	—	(678)	—	(292)	11	—
		1,005	—	(695)	—	(299)	11	48

Security Holdings B.V(d)	Bridge Loan (5.0% PIK)	6,328	327	—	—	—	6,655	326
	Revolver (6.0% Cash)	3,866	1,828	(12)	17	(366)	5,333	188
	Senior Subordinated Term Loan (3.1% PIK)	10,867	324	—	—	—	11,191	273
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK)	2,236	208	—	—	(151)	2,293	255
	Common Stock Series A (17,100 shares)	311	—	—	—	88	399	—
	Common Stock Series B (1,236 shares)	29,080	—	—	—	8,216	37,296	—
		52,688	2,687	(12)	17	7,787	63,167	1,042

Total Control Investments		$90,920	$14,141	$(10,327)	$(845)	$(14,226)	$79,663	$2,613
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
(e) Non-accrual investment.
(6)All of the investment is or will be encumbered as security for the Company’s $0.8 billion senior secured credit facility with ING Capital LLC (“ING”) initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”).

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2024 was 2.84500%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2024 was 2.71400%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2024 was 2.56800%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2024 was 4.33249%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2024 was 4.30510%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2024 was 4.25001%.
(15)The interest rate on these loans is subject to 1 Month SONIA, which as of December 31, 2024 was 4.71030%.
(16)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2024 was 4.62330%.
(17)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2024 was 4.56370%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2024 was 4.32250%.
(19)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2024 was 4.41630%.
(20)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2024 was 4.49250%.
(21)The interest rate on these loans is subject to 3 Month CORRA, which as of December 31, 2024 was 3.15158%.
(22)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2024 was 2.54200%.
(23)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2024 was 4.27000%.
(24)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2024 was 1.01720%.
(25)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2024 was 4.61000%.
(26)Non-accrual investment.
(27)Investment was purchased as part of the MVC Acquisition and is part of the MVC Reference Portfolio for purposes of the MVC Credit Support Agreement.
(28)Investment was purchased as part of the Sierra Merger and is part of the Sierra Reference Portfolio for purposes of the Sierra Credit Support Agreement.
(29)Investment is non-income producing.
(30)Position or portion thereof is an unfunded loan or equity commitment.
(31)PIK non-accrual investment.
(32)Portfolio company does not issue shares or units, member interest is based on commitments.

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
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, EURIBOR, BBSY, STIBOR, Canadian Dollar Offer Rate (“CDOR”), SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which resets annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective dates for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company determined this guidance did not have a material impact on its consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update, 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which applies to all entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The effective dates for the amendments in ASU 2023-07 are for fiscal years beginning after December 15, 2023, and interim periods within

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
fiscal years beginning after December 15, 2024. The Company adopted the aforementioned guidance and it did not have a material impact on the Company’s consolidated financial statements. See “Segments” below for disclosure.
In December 2023, the FASB issued Accounting Standards Update, 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its financial statements. The Company plans to adopt ASU 2023-09 in calendar year 2025.
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
On February 23, 2023, the Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, the Company was able to repurchase, during the 12-month period commencing on March 1, 2023, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases was determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2024. The Prior Share Repurchase Program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the year ended December 31, 2024, the Company did not repurchase any shares pursuant to the Prior Share Repurchase Program. During the year ended December 31, 2023, the Company repurchased a total of 1,894,096 shares of common stock in the open market under the Prior Share Repurchase Program at an average price of $7.99 per share, including brokerage commissions.
On February 22, 2024, the Board authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2025, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2024, the Company repurchased a total of 658,132 shares of its common stock in the open market under the Share Repurchase Program at an average price of $9.79 per share, including brokerage commissions. See “Note 11 - Subsequent Events.”
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
At least annually, the Adviser conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While the Adviser is not provided access to proprietary models of the vendors, the reviews include on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process the Adviser continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. The Adviser believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e. exit prices).
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of December 31, 2024 and 2023. The weighted average range of unobservable inputs is based on fair value of investments.

December 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,323,618	Yield Analysis	Market Yield	6.5% – 75.8%	10.5%	Decrease
	50,535	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.0x	6.3x	Increase
	247,508	Recent Transaction	Transaction Price	95.0% – 100.0%	98.7%	Increase
Subordinated debt and 2nd lien notes(2)	94,912	Yield Analysis	Market Yield	8.0% – 18.6%	12.7%	Decrease
	47,775	Market Approach	Adjusted EBITDA Multiple	0.9x – 22.4x	11.7x	Increase
	3,791	Expected Recovery	Expected Recovery	$3,790.6	$3,790.6	Increase
	702	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(3)	28,904	Yield Analysis	Market Yield	7.6% – 10.3%	8.2%	Decrease
	1,733	Expected Recovery	Expected Recovery	$1,733.3	$1,733.3	Increase
	5,250	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Equity shares(4)	30,302	Yield Analysis	Market Yield	10.8% – 30.5%	15.7%	Decrease
	339,142	Market Approach	Adjusted EBITDA Multiple	0.5x – 28..5x	12.9x	Increase
	1,353	Market Approach	Revenue Multiple	5.5x – 8.8x	6.0x	Increase
	16,852	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	3,875	Net Asset Approach	Liabilities	$(96,678.3)	$(96,678.3)	Decrease
	59	Expected Recovery	Expected Recovery	$2.5 – $56.9	$54.6	Increase
	10,008	Recent Transaction	Transaction Price	$1.00 – $1,847.58	$1,525.9	Increase
Equity warrants	2,729	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.8x	8.1x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	5,833	Yield Analysis	Market Yield	18.6% – 26.4%	21.0%	Decrease
(1)Excludes investments with an aggregate fair value amounting to 3,840, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to 6,523, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to 12,777, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
(4)Excludes investments with an aggregate fair value amounting to 6,884, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
During the year ended December 31, 2024, two equity positions with an aggregate fair value of $20.2 million transitioned from a market approach to a yield analysis valuation model and one equity position with a fair value of $56.9 thousand transitioned from a market approach to an expected recovery valuation model. In addition, seven senior debt and first lien note positions with an aggregate fair value of $31.5 million transitioned from a yield analysis to a market approach valuation model and one senior debt and first lien note position with a fair value of $0.6 million transitioned from a market approach to a yield analysis valuation model. Lastly, one subordinated debt and second lien note position with a fair value of $3.8 million transitioned from a yield analysis to an expected recovery valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,399,907	Yield Analysis	Market Yield	7.8% – 19.6%	11.7%	Decrease
	32,150	Market Approach	Adjusted EBITDA Multiple	1.1x – 12.5x	3.7x	Increase
	136,594	Recent Transaction	Transaction Price	95.0% - 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	167,250	Yield Analysis	Market Yield	8.5% – 18.9%	13.5%	Decrease
	39,826	Market Approach	Adjusted EBITDA Multiple	7.0x – 12.3x	8.2x	Increase
	5,875	Recent Transaction	Transaction Price	98.0% - 100.0%	99.3%	Increase
Structured Products(3)	30,529	Yield Analysis	Market Yield	9.2% - 10.3%	9.7%	Decrease
Equity shares(4)	8,788	Yield Analysis	Market Yield	14.6%	14.6%	Decrease
	328,210	Market Approach	Adjusted EBITDA Multiple	4.5x – 30.0x	10.6x	Increase
	1,771	Market Approach	Revenue Multiple	6.5x – 9.5x	6.9x	Increase
	12,159	Discounted Cash Flow Analysis	Discount Rate	14.2%	14.2%	Decrease
	3,196	Net Asset Approach	Liabilities	$(55,281.8)	$(55,281.8)	Decrease
	3	Expected Recovery	Expected Recovery	$2.5	$2.5	Increase
	12,947	Recent Transaction	Transaction Price	$1.00 – $10.00	$9.5	Increase
Equity warrants	2,389	Market Approach	Adjusted EBITDA Multiple	6.3x – 12.5x	7.3x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2024 and December 31, 2023, the Company had eight and four portfolio companies, respectively, with investments that were on non-accrual. As of December 31, 2024, the eight portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and five portfolio companies were originated by Barings. As of December 31, 2023, the four portfolio companies on non-accrual included one portfolio company purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and two portfolio companies originated by Barings.
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
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and covenant waiver fees and amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection with revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Recurring Fee and Other Income:
Amortization of loan origination fees	$6,817	$6,949	$5,943
Management, valuation and other fees	1,728	2,261	1,237
Royalty income	$422	—	—
Total Recurring Fee and Other Income	8,967	9,210	7,180
Non-Recurring Fee and Other Income:
Prepayment fees	847	510	303
Acceleration of unamortized loan origination fees	4,834	1,476	5,595
Advisory, loan amendment and other fees	2,244	2,205	1,845
Total Non-Recurring Fee and Other Income	7,925	4,191	7,743
Total Fee and Other Income	$16,892	$13,401	$14,923
General and Administrative Expenses
General and administrative expenses include administrative costs, facilities costs, insurance, legal and accounting expenses, expenses reimbursable to the Adviser under the terms of the Administration Agreement and other costs related to operating as a publicly-traded company.
Segments
The Company lends to and invests in customers in various industries. The Company operates as a single operating and reporting segment: lending and investment. The segment generates revenues through debt investments, and on a limited basis, may acquire equity investments in portfolio companies. The accounting policies of the lending and investment segment are the same as those described in “Significant Accounting Policies.” The Company has identified the Chief Executive Officer, its President, and Chief Financial Officer as the chief operating decision maker (the “CODM”), who evaluates the performance of the lending and investment segment. The CODM uses segment net investment income before taxes and net increase in net assets resulting from operations to determine the capital allocation of the Company, the dividend policy, and the Company’s investment strategy, which is outlined in “Business—Investment Criteria” included in Item 1 of Part I of this Annual Report on Form 10-K. As the Company operates as a single reportable segment, the segment assets are presented on the accompanying Consolidated Balance Sheets as “total assets” and the net investment income before taxes, significant segment expenses, and net increase in net assets resulting from operations are presented on the accompanying Consolidated Statements of Operations.
Concentration of Credit Risk
As of December 31, 2024 and 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2024 and 2023, the Company’s largest single portfolio

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
company investment represented approximately 6.2% and 6.3%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of December 31, 2024, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
Financial and Derivative Instruments
Pursuant to ASC 815, Derivatives and Hedging, certain derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. The fair value of the Company’s interest rate swaps is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Investments Denominated in Foreign Currency
As of December 31, 2024 the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, 72 investments that were denominated in Euros and 27 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish krona, 67 investments that were denominated in Euros and 28 investments that were denominated in British pounds sterling.
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
In addition, during the years ended December 31, 2024 and 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2024:

Declared ($ in thousands, except per share amounts)	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
February 1, 2022	February 16, 2022	February 23, 2022	$0.23	$15,023	$—	$15,023
May 5, 2022	June 8, 2022	June 15, 2022	0.24	26,506	—	26,506
August 9, 2022	September 7, 2022	September 14, 2022	0.24	26,198	—	26,198
November 10, 2022	December 7, 2022	December 14, 2022	0.24	25,999	—	25,999
Total 2022 dividends and distributions			$0.95	$93,726	$—	$93,726
February 23, 2023	March 8, 2023	March 15, 2023	$0.25	$26,979	$—	$26,979
May 4, 2023	June 7, 2023	June 14, 2023	0.25	26,667	—	26,667
August 9, 2023	September 6, 2023	September 13, 2023	0.26	27,694	—	27,694
November 9, 2023	December 6, 2023	December 13, 2023	0.26	27,657	—	27,657
Total 2023 dividends and distributions			$1.02	$108,997	$—	$108,997
February 22, 2024	March 6, 2024	March 13, 2024	$0.26	$27,578	$—	$27,578
May 7, 2024	June 5, 2024	June 12, 2024	0.26	27,532	—	27,532
August 7, 2024	September 4, 2024	September 11, 2024	0.26	27,497	—	27,497
November 6, 2024	December 4, 2024	December 11, 2024	0.26	27,445	—	27,445
Total 2024 dividends and distributions			$1.04	$110,052	$—	$110,052
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
income incentive fee and incentive fee cap to January 1, 2021 from January 1, 2020 and (iii) describe the fact that the Company may enter into guarantees, sureties and other credit support arrangements with respect to one or more of its investments, including the impact of these arrangements on the income incentive fee cap.
In connection with the Sierra Merger (as defined in “Note 9 – Sierra Merger”), on February 25, 2022, the Company entered into a second amended and restated investment advisory agreement (the “Second Amended Barings BDC Advisory Agreement”) with the Adviser, which increased the hurdle rate applicable to the income incentive fee from 2.0% to 2.0625% per quarter (or from 8.0% to 8.25% annualized) and therefore increased the catch-up amount that is used in calculating the income incentive fee to correspond to the increase in the hurdle rate. All other terms and provisions of the Amended and Restated Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the other fees payable to the Adviser, remained unchanged under the Second Amended Barings BDC Advisory Agreement. On June 24, 2023, the Company entered into a third amended and restated investment advisory agreement with the Adviser in order to update the term of the agreement to expire on June 24 of each year subject to annual re-approval in accordance with its terms (the “Barings BDC Advisory Agreement”). All other terms and provisions of the Second Amended Barings BDC Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the fees payable to the Adviser, remain unchanged under the Barings BDC Advisory Agreement.
Investment Advisory Agreement
Pursuant to the Barings BDC Advisory Agreement, the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the investments that the Company makes; (iv) determines the securities and other assets that the Company will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies; and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
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
The Base Management Fee is calculated based on the Company’s gross assets, including the Company’s credit support agreements, assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.25%. The Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of the Company’s gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter will be appropriately prorated.
For the year ended December 31, 2024, the Base Management Fee determined in accordance with the terms of the Barings BDC Advisory Agreement was approximately $32.4 million. For the year ended December 31, 2023, the Base Management Fee determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement and the Barings BDC Advisory Agreement, as applicable, was approximately $32.6 million. For the year ended December 31, 2022, the Base Management Fee determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement was approximately $29.5 million. As of December 31, 2024, the Base Management Fee of $7.9 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2023, the Base Management Fee of $8.3 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
For the year ended December 31, 2024, the Income-Based Fee determined in accordance with the terms of the Barings BDC Advisory Agreement was $23.8 million. For the year ended December 31, 2023, the Income-Based Fee determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement and the Barings BDC Advisory Agreement, as applicable, was $32.0 million. For the year ended December 31, 2022, the Income-Based Fee determined in accordance with the terms of the Amended and Restated Advisory Agreement was $6.6 million. As of December 31, 2024, the Income-Based Fee of $7.9 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2023, the Income-Based Fee of $7.7 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheets.
The Company did not incur any capital gains fees for the years ended December 31, 2024, 2023 and 2022.
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
For the years ended December 31, 2024 and 2023, the Company incurred and was invoiced by the Adviser for expenses of approximately $2.0 million and $2.2 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2022, the Company incurred and was invoiced by the Adviser for expenses of approximately $3.4 million. As of December 31, 2024, the administrative expenses of $0.5 million incurred for the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2023, the administrative expenses of $0.5 million incurred for the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
3. Investments
Portfolio Composition
The Company invests predominantly in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Structured product investments include collateralized loan obligations and asset-backed securities. The Adviser’s existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser’s affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2024:
Senior debt and 1st lien notes	$1,747,841	69%	$1,686,411	69%	142%
Subordinated debt and 2nd lien notes	184,043	7	165,455	7	14
Structured products	89,543	4	79,548	3	7
Equity shares	360,691	14	409,129	17	34
Equity warrants	76	—	2,732	—	—
Royalty rights	3,627	—	5,833	—	1
Investments in joint ventures / PE fund	136,875	6	100,164	4	8
	$2,522,696	100%	$2,449,272	100%	206%
December 31, 2023:
Senior debt and 1st lien notes	$1,705,353	67%	$1,670,300	67%	140%
Subordinated debt and 2nd lien notes	256,850	10	238,215	10	20
Structured products	107,314	4	93,038	4	8
Equity shares	320,335	13	374,704	15	31
Equity warrants	76	—	2,392	—	—
Investments in joint ventures / PE fund	145,648	6	110,066	4	9
	$2,535,576	100%	$2,488,715	100%	208%
During the year ended December 31, 2024, the Company made 45 new investments totaling $341.7 million, made investments in existing portfolio companies totaling $298.6 million and made a $3.5 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of December 31, 2024 and 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$60,910	$1,625,501	$1,686,411
Subordinated debt and 2nd lien notes	—	11,752	153,703	165,455
Structured products	—	30,884	48,664	79,548
Equity shares	—	654	408,475	409,129
Equity warrants	—		2,732	2,732
Royalty rights	—		5,833	5,833
Investments subject to leveling	$—	$104,200	$2,244,908	$2,349,108
Investment in joint ventures / PE fund(1)				100,164
				$2,449,272

	Fair Value at December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$76,503	$1,593,797	$1,670,300
Subordinated debt and 2nd lien notes	—	14,417	223,798	238,215
Structured products	—	50,066	42,972	93,038
Equity shares	132	—	374,572	374,704
Equity warrants	—	—	2,392	2,392
Investments subject to leveling	$132	$140,986	$2,237,531	$2,378,649
Investments in joint ventures / PE fund(1)				110,066
				$2,488,715
(1)The Company’s investments in Jocassee, Sierra JV, Thompson Rivers, Waccamaw River and the MVC Private Equity Fund LP (each as defined below) are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,593,797	$223,798	$42,972	$374,572	$2,392	$—	$2,237,531
New investments	559,616	37,466	549	22,934	—	3,871	624,436
Investment restructuring	(27,652)	(9,620)	—	15,023	—	—	(22,249)
Transfers into (out of) Level 3, net	(2,366)	—	7,625	(2,556)	—	—	2,703
Proceeds from sales of investments / return of capital	(75,275)	(4,975)	(935)	(4,834)	—	(245)	(86,264)
Loan origination fees received	(8,398)	(296)	—	—	—	—	(8,694)
Principal repayments received	(380,761)	(94,066)	(2,999)	—	—	—	(477,826)
Payment-in-kind interest / dividends	7,711	3,668	—	9,884	—	—	21,263
Accretion of loan premium / discount	637	115	—	—	—	—	752
Accretion of deferred loan origination revenue	10,313	1,256	—	—	—	—	11,569
Realized gain (loss)	(24,371)	(6,361)	42	(1,171)	—	—	(31,861)
Unrealized appreciation (depreciation)	(27,750)	2,718	1,410	(5,377)	340	2,207	(26,452)
Fair value, end of period	$1,625,501	$153,703	$48,664	$408,475	$2,732	$5,833	$2,244,908

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,591,356	$234,214	$17,827	$283,067	$1,057	$2,127,521
New investments	396,040	49,525	28,286	94,595	—	568,446
Transfers into (out of) Level 3, net	(15,843)	16,815	—	914	—	1,886
Proceeds from sales of investments / return of capital	(246,902)	(2,800)	(526)	(8,977)	—	(259,205)
Loan origination fees received	(8,173)	(113)	—	—	—	(8,286)
Principal repayments received	(151,817)	(83,986)	(1,018)	—	—	(236,821)
Payment-in-kind interest / dividends	6,757	9,877	—	8,677	—	25,311
Accretion of loan premium /discount	668	916	—	—	—	1,584
Accretion of deferred loan origination revenue	7,420	702	—	—	—	8,122
Realized gain (loss)	(1,746)	(43,902)	—	(590)	(102)	(46,340)
Unrealized appreciation (depreciation)	16,037	42,550	(1,597)	(3,114)	1,437	55,313
Fair value, end of period	$1,593,797	$223,798	$42,972	$374,572	$2,392	$2,237,531
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $55.9 million during the year ended December 31, 2024 was related to portfolio company investments that were still held by the Company as of December 31, 2024. Pre-tax net unrealized appreciation on Level 3 investments of $4.0 million during the year ended December 31, 2023 was related to portfolio company investments that were still held by the Company as of December 31, 2023.
During the year ended December 31, 2024, the Company made investments of approximately $548.8 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2024, the Company made investments of $95.0 million in companies to which it was previously committed to provide such financing.
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
For both years ended December 31, 2024 and 2023, Jocassee declared $62.8 million in dividends, of which $5.7 million was recognized as dividend income in the Company’s Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,095.3 million as of December 31, 2024, as compared to $1,330.5 million as of December 31, 2023. As of December 31, 2024, Jocassee’s investments had an aggregate cost of $1,159.0 million, as compared to $1,375.7 million as of December 31, 2023. As of December 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments other than non-accrual debt investments was approximately 9.2% and 9.9%, respectively. As of December 31, 2024 and December 31, 2023, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$1,092,038	94%	$1,052,366	96%
Subordinated debt and 2nd lien notes	11,388	1	11,141	1
Equity shares	874	—	636	—
Equity warrants	—	—	455	—
Investment in joint ventures	44,416	4	20,427	2
Short-term investments	10,283	1	10,283	1
	$1,158,999	100%	$1,095,308	100%
December 31, 2023:
Senior debt and 1st lien notes	$1,284,098	93%	$1,260,183	95%
Subordinated debt and 2nd lien notes	21,728	2	21,262	2
Equity shares	449	—	268	—
Equity warrants	—	—	467	—
Investment in joint ventures	54,563	4	33,450	2
Short-term investments	14,896	1	14,896	1
	$1,375,734	100%	$1,330,526	100%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at December 31, 2024 and December 31, 2023, excluding short-term investments, was as follows:

($ in thousands)	December 31, 2024		December 31, 2023
Aerospace & Defense	$61,069	5.6%	$82,200	6.3%
Automotive	11,236	1.0	26,087	2.0
Banking, Finance, Insurance, & Real Estate	115,269	10.6	121,798	9.3
Beverage, Food, & Tobacco	28,657	2.6	30,637	2.3
Capital Equipment	13,376	1.2	17,986	1.4
Chemicals, Plastics, & Rubber	30,248	2.8	37,030	2.8
Construction & Building	21,805	2.0	16,942	1.3
Consumer goods: Durable	26,531	2.5	26,412	2.0
Consumer goods: Non-durable	21,629	2.0	21,850	1.7
Containers, Packaging, & Glass	28,616	2.6	26,829	2.0
Energy: Electricity	10,005	0.9	20,250	1.5
Energy: Oil & Gas	11,209	1.0	6,724	0.5
Environmental Industries	6,237	0.6	6,986	0.5
Forest Products & Paper	1,156	0.1	3,605	0.3
Healthcare & Pharmaceuticals	113,530	10.5	141,070	10.7
High Tech Industries	87,247	8.0	174,572	13.3
Hotel, Gaming, & Leisure	22,031	2.0	22,834	1.7
Investment Funds & Vehicles	20,427	1.9	33,450	2.5
Media: Advertising, Printing, & Publishing	10,420	1.0	12,081	0.9
Media: Broadcasting & Subscription	17,297	1.6	31,201	2.4
Media: Diversified & Production	41,913	3.9	41,182	3.1
Metals & Mining	4,028	0.4	3,863	0.3
Retail	12,361	1.1	13,141	1.0
Services: Business	213,492	19.7	215,819	16.4
Services: Consumer	58,080	5.4	58,632	4.5
Telecommunications	36,205	3.3	36,027	2.7
Transportation: Cargo	41,968	3.9	57,575	4.4
Transportation: Consumer	8,529	0.8	12,613	1.0
Utilities: Electric	10,454	1.0	9,396	0.7
Utilities: Oil & Gas	—	—	6,838	0.5
Total	$1,085,025	100.0%	$1,315,630	100.0%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at December 31, 2024 and December 31, 2023, excluding short-term investments, was as follows:

	December 31, 2024		December 31, 2023
Australia	$23,187	2.1%	$26,291	2.0%
Austria	5,695	0.5%	6,026	0.5
Belgium	20,741	1.9	20,379	1.5
Canada	590	0.1	3,998	0.3
Denmark	—	—	1,082	0.1
Finland	—	—	2,207	0.2
France	124,810	11.5	137,072	10.4
Germany	35,691	3.3	50,672	3.9
Hong Kong	14,843	1.4	14,162	1.1
Ireland	7,302	0.7	7,445	0.6
Luxembourg	2,128	0.2	1,839	0.1
Netherlands	39,504	3.6	41,260	3.1
Panama	1,470	0.1	1,466	0.1
Singapore	5,000	0.5	4,980	0.4
Spain	2,078	0.2	4,777	0.4
Sweden	3,523	0.3	4,519	0.3
Switzerland	595	0.1	592	—
United Kingdom	111,097	10.2	120,398	9.2
USA	686,771	63.3	866,465	65.8
Total	$1,085,025	100.0%	$1,315,630	100.0%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $173.5 million and $177.7 million outstanding as of December 31, 2024 and December 31, 2023, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $266.7 million and $398.2 million outstanding as of December 31, 2024 and December 31, 2023, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.7 million and $323.5 million outstanding as of December 31, 2024 and December 31, 2023, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of December 31, 2024, and December 31, 2023, the Company had sold $1,063.3 million and $1,036.1 million, respectively, of its investments to Jocassee. For the years ended December 31, 2024 and December 31, 2023, the Company realized a gain on the sales of its investments to Jocassee of $0.4 million and $0.1 million, respectively. As of both December 31, 2024 and December 31, 2023, the Company had nil in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
The Company has determined that Jocassee is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Jocassee as it is not a substantially wholly owned investment company subsidiary. In addition, Jocassee is not an operating company and the Company does not control Jocassee due to the allocation of voting rights among Jocassee members.
As of December 31, 2024 and December 31, 2023, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	385,000	385,000
Total unfunded commitments by Barings BDC, Inc.	65,000	65,000
Total unfunded commitments by all members	215,000	215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2024. As of December 31, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the years ended December 31, 2024 and 2023, Thompson Rivers declared $37.5 million and $111.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2024 and 2023, the Company recognized $6.0 million and $17.7 million of the dividends, respectively, as a return of capital.
As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7%	13,388	7%
	$207,570	100%	$193,351	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7	24,491	7
	$386,657	100%	$366,731	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $43.5 million and $83.5 million outstanding as of December 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $90.3 million and $170.8 million outstanding as of December 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $28.7 million and $50.0 million outstanding as of December 31, 2024 and December 31, 2023, respectively.
The Company has determined that Thompson Rivers is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, Thompson Rivers is not an operating company and the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.
As of December 31, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $162.1 million as of both December 31, 2024 and December 31, 2023.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of December 31, 2024. As of December 31, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the years ended December 31, 2024 and 2023, Waccamaw River declared $28.1 million and $7.3 million in dividends, respectively, of which $3.5 million and $1.5 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2024 and 2023, the Company recognized $2.1 million and nil of the dividends, respectively, as a return of capital.
As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7,791, remaining average life to maturity of 35.5 months and weighted average interest rate of 12.0%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
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
The Company has determined that Waccamaw River is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, Waccamaw River is not an operating company and the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.
As of December 31, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2024	As of December 31, 2023
Total contributed capital by Barings BDC, Inc.	$30,280	$30,280
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $82.0 million of total contributed capital by related parties as of both December 31, 2024 and December 31, 2023.

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
As of December 31, 2024, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were fully funded as of December 31, 2024.
For the years ended December 31, 2024 and 2023, Sierra JV declared $2.5 million and $8.4 million in dividends, respectively, of which $2.2 million and $5.7 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2024 and December 31, 2023, the Company recognized nil and $1.8 million, respectively, of the dividends as a return of capital.
The Company has determined that Sierra JV is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Sierra JV as it is not a substantially wholly owned investment company subsidiary. In addition, Sierra JV is not an operating company and the Company does not control Sierra JV due to the allocation of voting rights among Sierra JV members.
The total value of Sierra JV’s investment portfolio was $33.4 million as of December 31, 2024, as compared to $79.6 million, as of December 31, 2023. As of December 31, 2024, Sierra JV’s investments had an aggregate cost of $36.1 million, as compared to $85.3 million as of December 31, 2023. As of December 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 9.4% and 10.1%, respectively. As of December 31, 2024 and December 31, 2023, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$36,083	100%	$33,389	100%
Equity shares	—	—	33	—
	$36,083	100%	$33,422	100%
December 31, 2023:
Senior debt and 1st lien notes	$85,304	100%	$79,599	100%
	$85,304	100%	$79,599	100%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The industry composition of Sierra JV’s investments at fair value at December 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	December 31, 2024		December 31, 2023
Automotive	$2,746	8.2%	$2,463	3.1%
Banking, Finance, Insurance, & Real Estate	33	0.1	254	0.3
Beverage, Food, & Tobacco	3,578	10.7	3,172	4.0
Capital Equipment	—	—	5,271	6.6
Chemicals, Plastics, & Rubber	2,954	8.9	2,942	3.7
Construction & Building	—	—	1,867	2.4
Consumer goods: Durable	232	0.7	1,042	1.3
Environmental Industries	—	—	3,487	4.4
Healthcare & Pharmaceuticals	3,821	11.4	12,880	16.2
High Tech Industries	9,363	28.0	14,661	18.4
Retail	—	—	6,255	7.9
Services: Business	4,411	13.2	6,798	8.5
Services: Consumer	—	—	8,525	10.7
Transportation: Cargo	6,284	18.8	6,296	7.9
Transportation: Consumer	—	—	3,686	4.6
Total	$33,422	100.0%	$79,599	100.0%
Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A., which was non-recourse to the Company, had $45.0 million outstanding as of December 31, 2023. On June 27, 2024, Sierra JV’s revolving credit facility with Wells Fargo Bank, N.A. was terminated and fully repaid.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of December 31, 2024 and December 31, 2023, $10.1 million and $5.5 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946. Under ASC Topic 810, Consolidation, Subtopic 10, Consolidation — Overall, Section 15, Scope and Scope Exceptions, paragraph 12, subparagraph d (“ASC 810-10-15-12(d)”), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal years ended December 31, 2023 and December 31, 2024 of $22.5 million and $3.5 million, respectively. The total equity invested in Rocade as of December 31, 2024 was $71.0 million (excluding preferred dividends) and the Company had $14.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead the Company accounts for its equity investment in Rocade in accordance with ASC 946-320, presented as a single investment measured at fair value.
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2024 and 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2024	December 31, 2024	December 31, 2023
Credit Facility:
February 21, 2019	November 5, 2029	6.037%	$438,590	$719,914
Total Credit Facilities			$438,590	$719,914
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
February 12, 2024 - February 2029 Notes (1)	February 15, 2029	7.000%	295,604	—
(Less: Deferred financing fees)			(8,773)	(4,417)
Total Notes			$1,011,831	$720,583
(1) Inclusive of change in fair market value of effective hedge.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The Company’s summary information of its borrowings were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Combined weighted average interest rate(1)	5.565%	5.353%
Combined weighted average debt outstanding	$1,412,987	$1,503,459
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “November 2021 Amendment”). Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, and the allowance for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allows for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants (the “April 2022 Amendment”). The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”). Effective November 5, 2024 the Company amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as the Company maintains an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065.0 million to $825.0 million, of which $100.0 million has been reallocated from revolving commitments to term loan commitments (the “November 2024 Amendment”).
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 0.875% or (ii) the term SOFR plus an applicable spread of 1.875% plus a credit spread adjustment of 0.10%. Borrowings denominated in certain foreign currencies, other than Australian dollars, bear interest on a per annum basis equal to the applicable currency rate for the foreign currency as defined in the credit agreement plus 1.875% or for borrowings denominated in Australian dollars, the applicable Australian dollars Screen Rate, plus 2.0875%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%.
In addition, we pay a commitment fee of 0.375% per annum on undrawn amounts of the February 2019 Credit Facility. In connection with entering into the February 2019 Credit Facility, we incurred financing fees of

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility. In connection with all amendments to the February 2019 Credit Facility, we incurred financing fees of approximately $10.7 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, material misrepresentation of representations and warranties, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of December 31, 2024, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of December 31, 2024, the Company had U.S. dollar borrowings of $237.0 million outstanding under the February 2019 Credit Facility with an interest rate of 6.484% (one month SOFR of 4.509%), borrowings denominated in Swedish kronor of 9.8kr million ($0.9 million U.S. dollars) with an interest rate of 4.625% (one month STIBOR of 2.750%), borrowings denominated in British pounds sterling of £55.6 million ($69.6 million U.S. dollars) with an interest rate of 6.608% (one month SONIA of 4.700%) and borrowings denominated in Euros of €126.6 million ($131.1 million U.S. dollars) with an interest rate of 4.938% (one month EURIBOR of 3.063%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
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
As of December 31, 2024 and 2023, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $438.6 million and $719.1 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of December 31, 2024, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of December 31, 2024 and 2023, the fair value of the outstanding August 2025 Notes was $49.5 million and $47.8 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
are the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2024, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of December 31, 2024 and 2023, the fair value of the outstanding Series B Notes was $61.6 million and $59.3 million, respectively. As of December 31, 2024 and 2023, the fair value of the outstanding Series C Notes was $108.3 million and $102.5 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business,

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
permitted liens, investments and restricted payments. In addition, the February 2021 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter end; (b) not permitting the Company’s asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to the Company under the 1940 Act; and (c) not permitting the Company’s net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter end.
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of December 31, 2024, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of December 31, 2024 and 2023, the fair value of the outstanding Series D Notes was $77.3 million and $73.4 million, respectively. As of December 31, 2024 and 2023, the fair value of the outstanding Series E Notes was $65.4 million and $61.2 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The November 2026 Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. Concurrent with the closing of November 2026 Notes offering, the Company entered into a registration rights agreement for the benefit of the purchasers of the November 2026 Notes. Pursuant to the terms of this registration rights agreement, the Company filed a registration statement on Form N-14 with the SEC, which was subsequently declared effective, to permit the electing holders of the November 2026 Notes to exchange all of their outstanding restricted November 2026 Notes for an equal aggregate principal amount of new November 2026 Notes (the “Exchange Notes”). The Exchange Notes have terms substantially identical to the terms of the November 2026 Notes, except that the Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the November 2026 Notes do not apply to the Exchange Notes.
As of December 31, 2024 and 2023, the fair value of the outstanding November 2026 Notes was $329.3 million and $311.4 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2029 Notes will mature on February 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the February 2029 Notes Indenture. The February 2029 Notes bear interest at a rate of 7.000% per year payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. The February 2029 Notes are general unsecured obligations of the Company that rank senior in the right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the February 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2024, the fair value of the outstanding February 2029 Notes was $295.6 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, the Company entered into a
$300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 7.00% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(4.4) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is included either as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2024 and 2023, the Company recorded net expenses of $4.0 million and $2.0 million, respectively, for U.S. federal excise tax.
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
During the years ended December 31, 2024, 2023 and 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold, merger adjustments and non-deductible excise taxes paid during the year as follows:

	December 31,
($ in thousands)	2024	2023	2022	(1)
Additional paid-in capital	$(1,039)	$13,252	$288,888
Total distributable earnings (loss)	1,039	(13,252)	(288,888)
(1) 2022 reclassification is primarily attributable to the Sierra Merger.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2021-2023), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Ordinary income	$110,052	$108,997	$93,726
Distributions on a tax basis	$110,052	$108,997	$93,726
At December 31, 2024, 2023 and 2022, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
($ in thousands)	2024	2023	2022
Undistributed net investment income	$94,078	$44,655	$22,110
Accumulated capital losses	(702,514)	(666,300)	(582,153)
Other permanent differences relating to the Company’s formation	1,975	1,975	1,975
Other temporary differences	271	204	136
Unrealized appreciation (depreciation)	(50,538)	(38,538)	(105,822)
Components of distributable earnings at year end	$(656,728)	$(658,004)	$(663,754)
Tax information for the fiscal year ended December 31, 2024 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2024, the Company estimates that it will have a capital loss carryforward of approximately $702.5 million ($34.4 million of short-term capital losses and $668.2 million of long-term capital losses), none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. As of December 31, 2023, the Company estimated that it would have a capital loss carryforward of approximately $666.3 million ($37.0 million of short-term capital losses and $629.3 million of long-term capital losses), none of which will expire.
For federal income tax purposes, the cost of investments owned as of December 31, 2024 and December 31, 2023 was approximately $2,550.7 million and $2,534.4 million, respectively. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $50.5 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.0 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $174.5 million. As of December 31, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $38.5 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $163.3 million.

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
As of December 31, 2024, the Company had a net deferred tax asset of $11.0 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2023, the Company had a net deferred tax asset of $9.9 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2024 and December 31, 2023, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $11.2 million and $7.9 million, respectively. The Company concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance was provided on these assets as of December 31, 2024 and December 31, 2023.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the MVC Credit Support Agreement as of December 31, 2024 and 2023:

As of December 31, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$19,250	$5,650
Total MVC Credit Support Agreement					$5,650

As of December 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$17,300	$3,700
Total MVC Credit Support Agreement					$3,700
As of December 31, 2024 and 2023, the fair value of the MVC Credit Support Agreement was $19.3 million and $17.3 million, respectively, and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheets. The fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the discount rate and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 MVC Credit Support Agreement as of December 31, 2024 and 2023. The average range of unobservable inputs is based on fair value of the MVC Credit Support Agreement.

December 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$19,250	Income Approach	Discount Rate	5.4% - 6.4%	5.9%	Decrease
			Time Until Exit (years)	1.5 - 4.5	3.0	Decrease

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
MVC Credit Support Agreement	$17,300	Income Approach	Discount Rate	6.7% - 7.7%	7.2%	Decrease
			Time Until Exit (years)	2.5 - 5.5	4.0	Decrease
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables presents the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of December 31, 2024 and December 31, 2023:

As of December 31, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$44,200	$(200)
Total Sierra Credit Support Agreement					$(200)

As of December 31, 2023 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$40,500	$(3,900)
Total Sierra Credit Support Agreement					$(3,900)
As of December 31, 2024 and December 31, 2023, the fair value of the Sierra Credit Support Agreement was $44.2 million and $40.5 million, respectively, and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise/equity value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of December 31, 2024 and December 31, 2023. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

December 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$44,200	Simulation Analysis	Enterprise Value	$15 - $393,900	$196,958	Decrease
			Asset Volatility	25.0% - 55.0%	40.0%	Increase
			Time Until Exit (years)	0 - 6.6	3.3	Decrease
			Discount Rate	6.3%	6.3%	Decrease
			Recovery Rate	5.0% - 70.0%	37.5%	Increase

December 31, 2023: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$40,500	Simulation Analysis	Enterprise Value / Equity Value	$91 - $159,700	$79,900	Decrease
			Asset Volatility	35.0% - 50.0%	42.5%	Increase
			Time Until Exit (years)	0.0 - 8.1	4.1	Decrease
			Discount Rate	5.7%	5.7%	Decrease
			Recovery Rate	0.0% - 70.0%	35.0%	Increase

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Foreign Currency Forward Contracts
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of December 31, 2024 and 2023:

As of December 31, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$7,000	$4,519	01/08/25	$(185)	Derivative liabilities
Foreign currency forward contract (AUD)	A$64,484	$41,090	01/08/25	(1,164)	Derivative liabilities
Foreign currency forward contract (AUD)	A$8,000	$5,010	04/07/25	(56)	Derivative liabilities
Foreign currency forward contract (AUD)	$954	A$1,478	01/08/25	39	Derivative assets
Foreign currency forward contract (AUD)	$965	A$1,411	01/08/25	92	Derivative assets
Foreign currency forward contract (AUD)	$46,948	A$68,596	01/08/25	4,477	Derivative assets
Foreign currency forward contract (AUD)	$41,247	A$64,724	04/07/25	1,167	Derivative assets

Foreign currency forward contract (CAD)	C$8,709	$6,161	01/08/25	(105)	Derivative liabilities
Foreign currency forward contract (CAD)	C$7,000	$4,896	04/07/25	(11)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,461	C$8,709	01/08/25	404	Derivative assets
Foreign currency forward contract (CAD)	$72	C$103	04/07/25	—	Derivative liabilities
Foreign currency forward contract (CAD)	$6,326	C$8,913	04/07/25	107	Derivative assets

Foreign currency forward contract (DKK)	2,570kr.	$362	01/08/25	(5)	Derivative liabilities
Foreign currency forward contract (DKK)	$385	2,570kr.	01/08/25	28	Derivative assets
Foreign currency forward contract (DKK)	$370	2,615kr.	04/07/25	5	Derivative assets

Foreign currency forward contract (EUR)	€4,658	$4,921	01/08/25	(96)	Derivative liabilities
Foreign currency forward contract (EUR)	€95,436	$100,299	01/08/25	(1,455)	Derivative liabilities
Foreign currency forward contract (EUR)	$111,003	€99,494	01/08/25	7,955	Derivative assets
Foreign currency forward contract (EUR)	$671	€600	01/08/25	50	Derivative assets
Foreign currency forward contract (EUR)	$100,856	€95,570	04/07/25	1,467	Derivative assets

Foreign currency forward contract (NZD)	NZ$15,538	$9,003	01/08/25	(297)	Derivative liabilities
Foreign currency forward contract (NZD)	$198	NZ$312	01/08/25	23	Derivative assets
Foreign currency forward contract (NZD)	$9,538	NZ$15,226	01/08/25	1,007	Derivative assets
Foreign currency forward contract (NZD)	$9,187	NZ$15,840	04/07/25	302	Derivative assets

Foreign currency forward contract (NOK)	45,770kr	$4,104	01/08/25	(75)	Derivative liabilities
Foreign currency forward contract (NOK)	$83	921kr	01/08/25	2	Derivative assets
Foreign currency forward contract (NOK)	$4,273	44,849kr	01/08/25	325	Derivative assets
Foreign currency forward contract (NOK)	$4,132	46,087kr	04/07/25	75	Derivative assets

Foreign currency forward contract (GBP)	£5,800	$7,272	01/08/25	(8)	Derivative liabilities
Foreign currency forward contract (GBP)	£59,563	$75,949	01/08/25	(1,356)	Derivative liabilities
Foreign currency forward contract (GBP)	$1,789	£1,382	01/08/25	59	Derivative assets
Foreign currency forward contract (GBP)	$85,174	£63,981	01/08/25	5,047	Derivative assets
Foreign currency forward contract (GBP)	$75,962	£59,607	04/07/25	1,363	Derivative assets

Foreign currency forward contract (SEK)	16,492kr	$1,505	01/08/25	(12)	Derivative liabilities
Foreign currency forward contract (SEK)	$34	339kr	01/08/25	3	Derivative assets
Foreign currency forward contract (SEK)	$1,593	16,153kr	01/08/25	130	Derivative assets
Foreign currency forward contract (SEK)	$1,541	16,805kr	04/07/25	12	Derivative assets

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (CHF)	5,622Fr.	$6,378	01/08/25	(173)	Derivative liabilities
Foreign currency forward contract (CHF)	$6,706	5,622Fr.	01/08/25	502	Derivative assets
Foreign currency forward contract (CHF)	$6,511	5,685Fr.	04/07/25	175	Derivative assets
Total				$19,818

As of December 31, 2023 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$830	A$1,264	01/10/24	$(33)	Derivative liabilities
Foreign currency forward contract (AUD)	$41,568	A$64,984	01/10/24	(2,784)	Derivative liabilities

Foreign currency forward contract (CAD)	$126	C$173	01/10/24	(4)	Derivative liabilities
Foreign currency forward contract (CAD)	$7,032	C$9,597	01/10/24	(247)	Derivative liabilities

Foreign currency forward contract (DKK)	$9	65kr.	01/10/24	—	Derivative liabilities
Foreign currency forward contract (DKK)	$7	47kr.	01/10/24	—	Derivative liabilities
Foreign currency forward contract (DKK)	$333	2,354kr.	01/10/24	(16)	Derivative liabilities

Foreign currency forward contract (EUR)	$86,266	€81,489	01/10/24	(3,775)	Derivative liabilities

Foreign currency forward contract (NZD)	$159	NZ$271	01/10/24	(12)	Derivative liabilities
Foreign currency forward contract (NZD)	$170	NZ$270	01/10/24	(1)	Derivative liabilities
Foreign currency forward contract (NZD)	$8,287	NZ$13,912	01/10/24	(522)	Derivative liabilities

Foreign currency forward contract (NOK)	$72	740kr	01/10/24	(1)	Derivative liabilities
Foreign currency forward contract (NOK)	$3,920	42,309kr	01/10/24	(247)	Derivative liabilities

Foreign currency forward contract (GBP)	$60,925	£50,203	01/10/24	(3,077)	Derivative liabilities

Foreign currency forward contract (SEK)	$24	261kr	01/10/24	(2)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,190	12,500kr	01/10/24	(51)	Derivative liabilities
Foreign currency forward contract (SEK)	$203	2,228kr	01/10/24	(18)	Derivative liabilities

Foreign currency forward contract (CHF)	$124	104Fr.	01/10/24	1	Derivative assets
Foreign currency forward contract (CHF)	$5,966	5,418Fr.	01/10/24	(475)	Derivative liabilities
Total				$(11,264)
As of December 31, 2024 and 2023, the total fair value of the Company’s foreign currency forward contracts was $19.8 million and $(11.3) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024 and 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2024 and 2023 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
Accurus Aerospace Corporation(2)	Revolver	$461	$634
AD Bidco, Inc.	Delayed Draw Term Loan	3,522	—
AD Bidco, Inc.	Revolver	1,303	—

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
Adhefin International(2)(3)	Delayed Draw Term Loan	393	419
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	2,443	—
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	—	1,179
AirX Climate Solutions, Inc.	Revolver	814	482
AlliA Insurance Brokers NV(2)(3)	Delayed Draw Term Loan	259	1,634
Americo Chemical Products, LLC	Revolver	471	471
Amtech LLC(2)	Revolver	—	436
Anju Software, Inc.(2)	Delayed Draw Term Loan	—	343
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	2,182	2,221
Arc Education(3)	Delayed Draw Term Loan	997	1,291
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	358	541
Artemis Bidco Limited(2)(3)	Delayed Draw Term Loan	663	—
ASC Communications, LLC	Revolver	1,089	1,089
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	185	604
ATL II MRO Holdings Inc.	Revolver	3,289	1,667
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,183	1,304
Azalea Buyer, Inc.	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC(2)	Delayed Draw Term Loan	2,151	—
Basin Innovation Group, LLC(2)	Revolver	1,858	—
Beyond Risk Management, Inc.	Delayed Draw Term Loan	4,629	—
Beyond Risk Management, Inc.	Delayed Draw Term Loan	—	2,007
Biolam Group(2)(3)	Delayed Draw Term Loan	625	667
BKF Buyer, Inc.	Revolver	2,970	—
Bounteous, Inc.	Delayed Draw Term Loan	—	2,840
Brightpay Limited(2)(3)	Delayed Draw Term Loan	131	140
BrightSign LLC	Revolver	244	443
CAi Software, LLC	Revolver	1,261	943
Caldwell & Gregory LLC	Delayed Draw Term Loan	3,312	—
Caldwell & Gregory LLC	Revolver	2,500	—
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	63	—
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	629	1,985
Cascade Residential Services LLC(2)	Revolver	—	331
Catawba River Limited(2)(4)	Structured Junior Note	—	13,971
CCFF Buyer, LLC	Delayed Draw Term Loan	1,396	—
CCFF Buyer, LLC	Revolver	1,047	—
CGI Parent, LLC	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)	Delayed Draw Term Loan	—	2,734
Comply365, LLC	Revolver	1,101	1,101
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	407	434
CSL DualCom(4)	Capex / Acquisition Facility	148	150
DataServ Integrations, LLC	Revolver	481	481
DecksDirect, LLC(2)	Revolver	34	381

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
DISA Holdings Corp.	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.	Revolver	429	339
Dune Group(2)(3)	Delayed Draw Term Loan	411	439
EB Development(2)(3)	Delayed Draw Term Loan	553	—
Eclipse Business Capital, LLC	Revolver	12,636	17,182
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	585	—
EMI Porta Holdco LLC(2)	Revolver	2,254	403
eShipping, LLC	Revolver	1,486	1,486
Eurofins Digital Testing International LUX Holding SARL(2)(3)	Delayed Draw Term Loan	—	2,731
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	620
Express Wash Acquisition Company, LLC(2)	Revolver	115	115
Faraday(2)(3)	Delayed Draw Term Loan	928	990
Finexvet(2)(3)	Delayed Draw Term Loan	—	650
Footco 40 Limited(2)(4)	Delayed Draw Term Loan	515	524
Forest Buyer, LLC	Revolver	298	—
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	361	—
Fortis Payment Systems, LLC(2)	Revolver	625	—
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,312	—
GB Eagle Buyer, Inc.	Revolver	2,316	2,581
GCDL LLC	Delayed Draw Term Loan	108	—
GCDL LLC	Revolver	108	—
Global Academic Group Limited(2)(7)	Term Loan	233	414
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	49	—
GPZN II GmbH(2)(3)	Delayed Draw Term Loan	—	53
Graphpad Software, LLC	Delayed Draw Term Loan	2,093	—
Graphpad Software, LLC	Revolver	872	—
Greenhill II BV(3)	Capex / Acquisition Facility	28	120
Groupe Product Life(2)(3)	Delayed Draw Term Loan	145	—
Gusto Aus BidCo Pty Ltd(5)	Delayed Draw Term Loan	—	167
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	164	253
Heavy Construction Systems Specialists, LLC	Revolver	2,632	2,632
HEKA INVEST(3)	Delayed Draw Term Loan	539	575
HemaSource, Inc.	Revolver	1,804	1,421
HomeX Services Group LLC	Delayed Draw Term Loan	650	845
HomeX Services Group LLC	Revolver	338	338
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(2)	Revolver	1,364	1,364
Hydratech Holdings, Inc.	Delayed Draw Term Loan	1,725	—
Hydratech Holdings, Inc.	Revolver	924	—
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816	—
Ice House America, L.L.C.(2)	Revolver	257	—
Innovad Group II BV(2)(3)	Delayed Draw Term Loan	—	266
INOS 19-090 GmbH(2)(3)	Capex / Acquisition Facility	—	1,872

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	582	620
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	—	57
InvoCare Limited(2)(5)	Delayed Draw Term Loan	275	387
Isolstar Holding NV (IPCOM)(3)	Delayed Draw Term Loan	—	656
ISTO Technologies II, LLC	Revolver	714	714
ITI Intermodal, Inc.	Revolver	1,031	1,157
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	728	1,125
Jones Fish Hatcheries & Distributors LLC	Revolver	418	418
Kano Laboratories LLC	Delayed Draw Term Loan	—	2,830
Kano Laboratories LLC	Delayed Draw Term Loan	—	153
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	185	—
Keystone Bidco B.V.(2)(3)	Revolver	28	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	402	626
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(2)	Revolver	35	18
LeadsOnline, LLC	Revolver	2,603	2,187
Lifestyle Intermediate II, LLC(2)	Revolver	—	2,500
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	23	18
Marmoutier Holding B.V.(2)(3)	Revolver	65	109
Marshall Excelsior Co.(2)	Revolver	—	221
MB Purchaser, LLC	Delayed Draw Term Loan	773	—
MB Purchaser, LLC	Revolver	309	—
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	4,822	—
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	276	276
Media Recovery, Inc. (SpotSee)(2)	Revolver	635	—
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	742	—
Megawatt Acquisitionco, Inc.(2)	Revolver	475	—
Mercell Holding AS(8)	Capex / Acquisition Facility	691	773
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	884	974
Moonlight Bidco Limited(2)(4)	Delayed Draw Term Loan	552	562
Narda Acquisitionco., Inc.	Revolver	1,311	1,311
NAW Buyer LLC	Delayed Draw Term Loan	5,729	5,876
NAW Buyer LLC	Revolver	1,894	1,515
NeoxCo(2)(3)	Delayed Draw Term Loan	—	497
Next Holdco, LLC	Delayed Draw Term Loan	1,891	1,891
Next Holdco, LLC	Revolver	733	733
NF Holdco, LLC(2)	Revolver	829	663
Northstar Recycling, LLC(2)	Delayed Draw Term Loan	4,295	—
Northstar Recycling, LLC(2)	Revolver	3,527	—
Novotech Aus Bidco Pty Ltd	Capex / Acquisition Facility	—	809
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	449	479
OA Buyer, Inc.	Revolver	1,331	1,331

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
OAC Holdings I Corp	Revolver	1,370	1,370
OSP Hamilton Purchaser, LLC(2)	Delayed Draw Term Loan	4,276	5,345
OSP Hamilton Purchaser, LLC(2)	Revolver	666	1,109
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(2)	Delayed Draw Term Loan	3,256	4,807
PDQ.Com Corporation(2)	Delayed Draw Term Loan	1,970	1,970
Polara Enterprises, L.L.C.	Revolver	545	545
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	4,946	—
PowerGEM Buyer, Inc.(2)	Revolver	2,579	—
Premium Invest(2)(3)	Capex / Acquisition Facility	1,605	1,712
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	935	935
Process Insights Acquisition, Inc.(2)	Revolver	104	—
Process Insights Acquisition, Inc.(2)	Revolver	—	1,014
ProfitOptics, LLC(2)	Revolver	242	210
Protego Bidco B.V.(2)(3)	Delayed Draw Term Loan	—	656
Pro-Vision Solutions Holdings, LLC	Revolver	2,077	—
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	193	206
Qualified Industries, LLC	Revolver	242	242
R1 HOLDINGS, LLC	Delayed Draw Term Loan	—	1,682
R1 HOLDINGS, LLC	Revolver	1,601	1,947
RA Outdoors, LLC(2)	Revolver	—	438
Randys Holdings, Inc.	Delayed Draw Term Loan	2,399	3,412
Randys Holdings, Inc.	Revolver	1,231	1,326
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,956	—
Rapid Buyer LLC(2)	Revolver	1,478	—
Rhondda Financing No. 1 DAC(4)	Structured Junior Note	—	4,707
Rocade Holdings LLC	Preferred Equity	14,000	17,500
Rock Labor LLC(2)	Revolver	1,103	1,103
ROI Solutions LLC(2)	Delayed Draw Term Loan	3,506	—
ROI Solutions LLC(2)	Revolver	3,138	—
Royal Buyer, LLC	Delayed Draw Term Loan	—	922
Royal Buyer, LLC	Revolver	1,748	1,340
RPX Corporation	Revolver	3,024	—
RTIC Subsidiary Holdings, LLC(2)	Revolver	—	3,333
Saab Purchaser, Inc. (2)	Delayed Draw Term Loan	4,787	—
Saab Purchaser, Inc. (2)	Revolver	2,394	—
Sanoptis S.A.R.L.(2)(3)	Capex / Acquisition Facility	—	1,458
Sanoptis S.A.R.L.(2)(3)	Capex / Acquisition Facility	—	16
Sanoptis S.A.R.L.(2)(3)	Term Loan	2,456	—
Sansidor BV(2)(3)	Capex / Acquisition Facility	396	—
SBP Holdings LP	Delayed Draw Term Loan	7,905	—
SBP Holdings LP	Delayed Draw Term Loan	—	151
SBP Holdings LP	Revolver	3,250	1,065

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
Scaled Agile, Inc.(2)	Revolver	—	280
Scout Bidco B.V.(2)(3)	Revolver	999	640
Security Holdings B.V.(2)(3)	Revolver	1,036	1,105
Security Holdings B.V.(2)(3)	Revolver	880	—
Sinari Invest(2)(3)	Delayed Draw Term Loan	449	617
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	503	1,007
Skyvault Holdings LLC	Delayed Draw Term Loan	15,164	—
Smartling, Inc.	Revolver	1,176	1,176
SmartShift Group, Inc.(2)	Delayed Draw Term Loan	—	3,440
SmartShift Group, Inc.	Revolver	1,651	1,651
Solo Buyer, L.P.(2)	Revolver	1,463	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	232	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	90
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	1,453	—
SPATCO Energy Solutions, LLC	Revolver	1,188	—
Spatial Business Systems LLC	Delayed Draw Term Loan	—	1,875
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	2,226	4,119
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	4,085	—
Superjet Buyer, LLC(2)	Revolver	2,432	1,369
SVI International LLC	Delayed Draw Term Loan	74	—
SVI International LLC	Revolver	74	—
Syntax Systems Ltd	Revolver	—	391
Tank Holding Corp(2)	Delayed Draw Term Loan	139	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	614
Tank Holding Corp(2)	Revolver	873	640
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,133	1,153
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	8,016	—
TAPCO Buyer LLC(2)	Revolver	2,915	—
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	233	—
Techone B.V.(2)(3)	Revolver	492	315
Tencarva Machinery Company, LLC(2)	Revolver	1,470	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Delayed Draw Term Loan	—	1,825
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	827	827
The Cleaver-Brooks Company, Inc.	Revolver	—	3,229
The Hilb Group, LLC	Delayed Draw Term Loan	—	313
THG Acquisition, LLC(2)	Delayed Draw Term Loan	2,299	—
THG Acquisition, LLC(2)	Revolver	1,401	—
Trader Corporation(6)	Revolver	—	354
Trintech, Inc.	Revolver	383	383
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	11,751	—
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	—	2,244
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	—	1,469

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
TSYL Corporate Buyer, Inc.(2)	Revolver	443	642
Turbo Buyer, Inc. (2)	Delayed Draw Term Loan	—	1,350
UBC Ledgers Holding AB(2)(9)	Delayed Draw Term Loan	234	840
UBC Ledgers Holding AB(2)(9)	Revolver	—	278
UHY Advisors, Inc.(2)	Delayed Draw Term Loan	13,247	—
UHY Advisors, Inc.(2)	Revolver	3,507	—
Union Bidco Limited(4)	Capex / Acquisition Facility	66	83
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	641	683
Unither (Uniholding)(2)(3)	Delayed Draw Term Loan	449	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(2)	Delayed Draw Term Loan	—	2,540
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	12,065	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	2,355	2,500
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	2,912	—
Whitcraft Holdings, Inc.(2)	Revolver	893	1,760
White Bidco Limited	Delayed Draw Term Loan	515	514
Woodland Foods, LLC(2)	Line of Credit	1,177	680
World 50, Inc.	Revolver	973	—
WWEC Holdings II Corp	Revolver	—	2,019
WWEC Holdings III Corp	Revolver	2,484	—
Xeinadin Bidco Limited(2)(4)	Capex / Acquisition Facility	—	2,704
ZB Holdco LLC(2)	Delayed Draw Term Loan	—	2,932
ZB Holdco LLC(2)	Revolver	338	845
Zeppelin Bidco Limited(2)(4)	Capex / Acquisition Facility	—	2,667
Total unused commitments to extend financing		$388,772	$303,694
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of December 31, 2024 and 2023, the Company had guaranteed €9.9 million ($10.3 million U.S. dollars and $10.9 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group GmbH (“MVC Auto”) that mature in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2022	2021	2020
Per share data:
Net asset value at beginning of period	$11.28	$11.05	$11.36	$10.99	$11.66
Net investment income (1)	1.24	1.19	1.12	0.90	0.64
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.36)	(0.59)	0.16	(0.05)	(0.79)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.16	0.59	(1.20)	0.34	0.38
Total increase (decrease) from investment operations (1)	1.04	1.19	0.08	1.19	0.23
Dividends / distributions paid to stockholders from net investment income	(1.04)	(1.02)	(0.95)	(0.79)	(0.65)
Tax return of capital to stockholders	—	—	—	(0.03)	—
Total dividends and distributions paid	(1.04)	(1.02)	(0.95)	(0.82)	(0.65)
Common stock offerings	—	—	—	—	(0.63)
Sierra Merger (See Note 9) (2)	—	—	0.10	—	—
Deemed contribution - CSAs (See Notes 6 and 9)	—	—	0.40	—	0.28
Deemed contribution - Barings LLC	—	—	—	—	0.07
Purchases of shares in share repurchase plan	0.01	0.06	0.06	—	0.05
Loss on extinguishment of debt (1)	—	—	—	—	(0.06)
Other	—	—	—	—	0.04
Net asset value at end of period	$11.29	$11.28	$11.05	$11.36	$10.99
Market value at end of period (3)	$9.57	$8.58	$8.15	$11.02	$9.20
Shares outstanding at end of period	105,408,938	106,067,070	107,916,166	65,316,085	65,316,085
Net assets at end of period	$1,190,354	$1,196,559	$1,192,329	$741,931	$717,805
Average net assets	$1,210,693	$1,211,289	$1,184,591	$739,250	$517,740
Ratio of total expenses, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (4)	12.80%	13.30%	8.80%	10.33%	8.33%
Ratio of net investment income to average net assets	10.84%	10.55%	9.76%	7.98%	5.99%
Portfolio turnover ratio (5)	25.83%	22.93%	43.07%	68.63%	67.80%
Total return (6)	24.05%	18.83%	(18.35)%	29.34%	(2.17)%
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2019	2018	2017	2016	2015
Per share data:
Net asset value at beginning of period	$10.98	$13.43	$15.13	$15.23	$16.11
Net investment income (1)	0.61	—	1.55	1.62	2.16
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.08)	(3.17)	(1.11)	0.05	(0.83)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.64	1.08	(1.04)	(0.72)	0.17
Total increase (decrease) from investment operations (1)	1.17	(2.09)	(0.60)	0.95	1.50
Dividends / distributions paid to stockholders from net investment income	(0.54)	(0.41)	(1.65)	(1.89)	(2.11)
Dividends paid to stockholders from realized gains	—	—	—	—	(0.25)
Tax return of capital to stockholders	—	(0.02)	—	—	—
Total dividends and distributions paid	(0.54)	(0.43)	(1.65)	(1.89)	(2.36)
Common stock offerings	—	—	0.61	0.72	—
Purchase of shares in tender offer	—	0.13	—	—	—
Purchases of shares in share repurchase plan	0.07	—	—	—	—
Stock-based compensation (1)	—	0.17	(0.01)	0.09	0.01
Shares issued pursuant to Dividend Reinvestment Plan	—	—	0.01	0.04	0.03
Loss on extinguishment of debt (1)	(0.01)	(0.21)	—	—	(0.04)
Benefit from (provision for) taxes (1)	(0.01)	0.02	(0.02)	(0.01)	(0.01)
Other (2)	—	(0.04)	(0.04)	—	(0.01)
Net asset value at end of period	$11.66	$10.98	$13.43	$15.13	$15.23
Market value at end of period (3)	$10.28	$9.01	$9.49	$18.34	$19.11
Shares outstanding at end of period	48,950,803	51,284,064	47,740,832	40,401,292	33,375,126
Net assets at end of period	$570,875	$562,967	$641,275	$611,156	$508,368
Average net assets	$579,199	$628,155	$667,188	$556,549	$524,580
Ratio of total expenses, prior to waiver of base management fee, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (4)	7.90%	14.54%	7.74%	9.93%	9.81%
Ratio of total expenses, net of base management fee waived, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (4)	7.90%	14.31%	7.74%	9.93%	9.81%
Ratio of net investment income to average net assets	5.27%	(0.01)%	10.83%	10.58%	13.65%
Portfolio turnover ratio	113.99%	228.49%	37.02%	24.61%	37.62%
Total return (5)	20.27%	18.18%	(42.15)%	5.86%	5.82%
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
(5)Total return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.

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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
10. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2024. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Total investment income	$69,807	$74,886	$70,851	$70,625
Net investment income	29,353	42,142	30,185	29,514
Net increase (decrease) in net assets resulting from operations	44,001	19,440	22,020	24,828
Net investment income per share	0.28	0.40	0.29	0.28
	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Total investment income	$67,204	$75,302	$70,846	$75,849
Net investment income	27,427	33,595	33,572	33,531
Net increase (decrease) in net assets resulting from operations	39,651	40,117	18,321	29,910
Net investment income per share	0.25	0.31	0.31	0.31
11. Subsequent Events
On February 20, 2025, the Board authorized a new 12-month share repurchase program. Under the program, the Company may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
On February 20, 2025, the Board declared a quarterly distribution of $0.26 per share payable on March 12, 2025 to holders of record as of March 5, 2025. Additionally, the Board also declared three special dividends totaling $0.15 per share to be paid in three equal installments during the first three quarters of 2025. The first $0.05 per share special dividend will be paid on March 12, 2025, to stockholders of record as of the close of business on March 5, 2025. The second $0.05 per share special dividend will be paid on June 11, 2025, to stockholders of record as of the close of business on June 4, 2025. The third $0.05 per share special dividend will be paid on September 10, 2025, to stockholders of record as of the close of business on September 3, 2025.