Form 10-Q
period 2025-03-31
Barings BDC, Inc.
filed 2025-05-08
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 8, 2025 was 105,258,938.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,115,174 and $2,033,716 as of March 31, 2025 and December 31, 2024, respectively)	$2,077,039	$1,972,373
Affiliate investments (cost of $396,408 and $382,848 as of March 31, 2025 and December 31, 2024, respectively)	408,937	397,236
Control investments (cost of $99,093 and $106,132 as of March 31, 2025 and December 31, 2024, respectively)	85,252	79,663
Total investments at fair value	2,571,228	2,449,272
Cash (restricted cash of $7,261 and $13,493 as of March 31, 2025 and December 31, 2024, respectively)	87,600	74,381
Foreign currencies (cost of $12,821 and $17,343 as of March 31, 2025 and December 31, 2024, respectively)	13,016	16,958
Interest and fees receivable	37,822	39,914
Prepaid expenses and other assets	1,541	1,745
Credit support agreements (cost of $58,000 as of both March 31, 2025 and December 31, 2024)	67,800	63,450
Derivative assets	3,708	24,816
Deferred financing fees	8,254	8,697
Receivable from unsettled transactions	340	16,427
Total assets	$2,791,309	$2,695,660
Liabilities:
Accounts payable and accrued liabilities	$3,409	$5,567
Interest payable	15,473	16,245
Administrative fees payable	349	540
Base management fees payable	8,019	7,888
Incentive management fees payable	7,738	7,871
Derivative liabilities	4,894	9,394
Payable from unsettled transactions	47,075	7,380
Borrowings under credit facility	497,268	438,590
Notes payable (net of deferred financing fees)	1,018,281	1,011,831
Total liabilities	1,602,506	1,505,306
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 105,258,938 and 105,408,938 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	105	105
Additional paid-in capital	1,845,526	1,846,977
Total distributable earnings (loss)	(656,828)	(656,728)
Total net assets	1,188,803	1,190,354
Total liabilities and net assets	$2,791,309	$2,695,660
Net asset value per share	$11.29	$11.29
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$44,627	$53,190
Affiliate investments	873	957
Control investments	120	386
Total interest income	45,620	54,533
Dividend income:
Non-Control / Non-Affiliate investments	1,144	1,322
Affiliate investments	9,598	7,155
Total dividend income	10,742	8,477
Fee and other income:
Non-Control / Non-Affiliate investments	3,538	3,388
Affiliate investments	32	69
Control investments	3	17
Total fee and other income	3,573	3,474
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,748	2,482
Affiliate investments	343	251
Control investments	227	391
Total payment-in-kind interest income	4,318	3,124
Interest income from cash	185	199
Total investment income	64,438	69,807
Operating expenses:
Interest and other financing fees	20,196	21,082
Base management fee (Note 2)	8,019	8,279
Incentive management fees (Note 2)	7,738	8,167
General and administrative expenses (Note 2)	1,694	2,676
Total operating expenses	37,647	40,204
Net investment income before taxes	26,791	29,603
Income taxes, including excise tax expense	401	250
Net investment income after taxes	$26,390	$29,353

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(10,384)	$(12,608)
Control investments	(7,347)	—
Net realized gains (losses) on investments	(17,731)	(12,608)
Foreign currency transactions	1,448	241
Forward currency contracts	15,213	(9,086)
Net realized gains (losses)	(1,070)	(21,453)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	22,232	8,502
Affiliate investments	(1,861)	2,795
Control investments	12,629	11,805
Net unrealized appreciation (depreciation) on investments	33,000	23,102
Credit support agreements	4,350	(6,350)
Foreign currency transactions	(7,777)	3,516
Forward currency contracts	(22,317)	15,833
Net unrealized appreciation (depreciation)	7,256	36,101
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	6,186	14,648
Net increase (decrease) in net assets resulting from operations	$32,576	$44,001
Net investment income per share — basic and diluted	$0.25	$0.28
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.31	$0.41
Dividends / distributions per share:
Regular quarterly dividends / distributions	$0.26	$0.26
Special dividends / distributions	0.05	—
Total dividends / distributions per share	$0.31	$0.26
Weighted average shares outstanding — basic and diluted	105,373,382	106,038,873

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended March 31, 2025	Number of Shares	Par Value
Balance, December 31, 2024	105,408,938	$105	$1,846,977	$(656,728)	$1,190,354
Net investment income	—	—	—	26,390	26,390
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(1,070)	(1,070)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	7,256	7,256
Distributions of net investment income	—	—	—	(32,676)	(32,676)
Purchases of shares in repurchase plan	(150,000)	—	(1,451)	—	(1,451)
Balance, March 31, 2025	105,258,938	$105	$1,845,526	$(656,828)	$1,188,803

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended March 31, 2024	Number of Shares	Par Value
Balance, December 31, 2023	106,067,070	$106	$1,854,457	$(658,004)	$1,196,559
Net investment income	—	—	—	29,353	29,353
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(21,453)	(21,453)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	36,101	36,101
Distributions of net investment income	—	—	—	(27,577)	(27,577)
Purchases of shares in repurchase plan	(115,911)	—	(1,107)	—	(1,107)
Balance, March 31, 2024	105,951,159	$106	$1,853,350	$(641,580)	$1,211,876
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$32,576	$44,001
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(167,244)	(143,128)
Repayments received / sales of portfolio investments	122,362	118,008
Loan origination and other fees received	4,161	2,520
Net realized (gain) loss on investments	17,731	12,608
Net realized (gain) loss on foreign currency transactions	(1,448)	(241)
Net realized (gain) loss on forward currency contracts	(15,213)	9,086
Net unrealized (appreciation) depreciation on investments	(33,000)	(23,102)
Net unrealized (appreciation) depreciation of CSAs	(4,350)	6,350
Net unrealized (appreciation) depreciation on foreign currency transactions	7,777	(3,516)
Net unrealized (appreciation) depreciation on forward currency contracts	22,317	(15,833)
Payment-in-kind interest / dividends	(6,707)	(5,800)
Amortization of deferred financing fees	1,183	1,041
Accretion of loan origination and other fees	(2,648)	(2,419)
Amortization / accretion of purchased loan premium / discount	(718)	(261)
Payments for derivative contracts	(4,930)	(11,265)
Proceeds from derivative contracts	20,143	2,178
Changes in operating assets and liabilities:
Interest and fees receivable	4,192	10,729
Prepaid expenses and other assets	205	313
Accounts payable and accrued liabilities	(3,328)	(388)
Interest payable	(813)	4,010
Net cash provided by (used in) operating activities	(7,752)	4,891
Cash flows from financing activities:
Borrowings under credit facility	104,000	24,500
Repayments of credit facility	(52,844)	(300,000)
Proceeds from notes	—	300,000
Financing fees paid	—	(7,122)
Purchases of shares in repurchase plan	(1,451)	(1,107)
Cash dividends / distributions paid	(32,676)	(27,577)
Net cash provided by (used in) financing activities	17,029	(11,306)
Net increase (decrease) in cash and foreign currencies	9,277	(6,415)
Cash and foreign currencies, beginning of period	91,339	70,528
Cash and foreign currencies, end of period	$100,616	$64,113
Supplemental Information:
Cash paid for interest	$17,680	$15,580
Excise taxes paid during the period	$3,665	$1,700
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	04/22	04/28	$11,978	$11,876	$11,738	1.0%	(7)(8)(13)
Accurus Aerospace Corporation	Revolver	SOFR + 5.75%, 10.2% Cash	04/22	04/28	2,448	2,426	2,398	0.2%	(7)(8)(13)(30)
ADB Safegate	Second Lien Senior Secured Term Loan	SOFR + 9.25%, 13.6% Cash	08/21	10/27	7,581	7,514	7,315	0.6%	(3)(8)(13)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/22	11/28	19,263	18,964	19,013	1.6%	(7)(8)(13)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	11/22	11/28	—	(47)	(43)	—%	(7)(8)(13)(30)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	650	644	644	0.1%	(7)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/22	12/30	9,218	9,024	9,148	0.8%	(7)(8)(13)(30)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.75%, 9.0% Cash	12/22	12/30	289	246	276	—%	(7)(8)(13)(30)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	11/19	02/29	1,162	1,155	1,162	0.1%	(3)(7)(8)(11)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	11/19	02/29	6,526	6,442	6,526	0.5%	(3)(7)(8)(14)
M-Personal Protection Management GMBH	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 8.1% Cash	10/24	09/31	11,586	11,415	11,436	1.0%	(3)(7)(8)(10)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/24	03/30	4,149	4,081	3,901	0.3%	(7)(8)(13)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	03/24	03/30	189	179	150	—%	(7)(8)(13)(30)
Narda Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	5,061	5,020	5,061	0.4%	(7)(8)(12)
Narda Acquisitionco., Inc.	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(10)	—	—%	(7)(8)(12)(30)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.9% Cash	03/21	03/28	1,764	1,890	1,722	0.1%	(3)(7)(8)(11)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.9% Cash	03/21	03/27	2,116	2,292	2,074	0.2%	(3)(7)(8)(11)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	12/20	12/26	7,277	7,229	6,657	0.6%	(7)(8)(13)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash, 2.0% PIK	02/21	02/27	15,419	15,326	14,186	1.2%	(7)(8)(13)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/23	02/29	1,825	1,825	1,804	0.2%	(7)(8)(13)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	07/24	06/29	1,203	1,167	1,170	0.1%	(7)(8)(13)(30)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	06/24	02/29	8,504	8,256	8,504	0.7%	(7)(8)(13)
Whitcraft Holdings, Inc.	Revolver	SOFR + 6.50%, 10.8% Cash	02/23	02/29	1,255	1,206	1,255	0.1%	(7)(8)(13)(30)
Subtotal Aerospace & Defense (9.8%)*					119,463	118,120	116,097
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.4% Cash	07/22	07/30	4,545	4,410	4,218	0.4%	(7)(8)(13)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	03/22	03/29	3,312	3,274	3,312	0.3%	(7)(8)(13)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.5% Cash	03/22	03/28	489	475	489	—%	(7)(8)(13)(30)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	11/28	11,929	11,662	11,850	1.0%	(7)(8)(13)(30)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	11/28	820	783	809	0.1%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	07/24	07/30	7,105	6,950	6,973	0.6%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	07/24	07/30	—	(21)	(18)	—%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.0% Cash	03/24	03/30	$588	$576	$588	—%	(7)(8)(13)(30)
SVI International LLC	Revolver	SOFR + 6.75%, 11.0% Cash	03/24	03/30	—	(1)	—	—%	(7)(8)(13)(30)
Subtotal Automotive (2.4%)*					28,788	28,108	28,221
Banking, Finance, Insurance, & Real Estate
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.2% Cash	02/21	03/28	3,718	3,917	3,718	0.3%	(3)(7)(8)(17)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	10/21	10/27	5,309	5,243	5,309	0.4%	(7)(8)(13)(30)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.0% Cash	03/25	03/30	3,247	3,072	3,117	0.3%	(3)(7)(8)(16)(30)
DreamStart Bidco SAS (d/b/a SmartTrade)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.0% Cash	03/20	03/27	2,297	2,335	2,297	0.2%	(3)(7)(8)(10)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	11/23	11/30	4,067	3,937	3,994	0.3%	(3)(7)(8)(11)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	10/23	09/30	5,034	4,824	4,964	0.4%	(3)(7)(8)(11)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.1% Cash	09/19	09/26	3,272	3,676	3,272	0.3%	(3)(7)(8)(9)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	05/21	05/28	2,701	2,962	2,648	0.2%	(3)(7)(8)(10)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash, 4.0% PIK	12/21	06/26	51,455	51,037	51,038	4.4%	(7)(8)(13)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.1% Cash	06/21	12/30	9,128	8,887	9,041	0.7%	(3)(7)(8)(10)(30)
Russell Investments US Institutional Holdco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.8% Cash, 1.5% PIK	04/24	05/27	522	491	512	—%	(7)(8)(13)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 9.3% Cash	10/24	10/31	12,183	12,124	12,127	1.0%	(3)(7)(8)(13)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.6% Cash	10/21	12/27	2,645	2,622	2,645	0.2%	(7)(8)(12)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.25%, 8.6% Cash	10/21	12/27	—	(7)	—	—%	(7)(8)(12)(30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Subordinated Term Loan	SOFR + 7.75%, 12.2% PIK	10/21	10/28	3,791	3,752	3,791	0.3%	(7)(8)(14)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/24	10/31	10,354	10,234	10,246	0.9%	(7)(8)(12)(30)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/24	10/31	69	55	56	—%	(7)(8)(12)(30)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	11/21	12/25	8,141	8,111	7,677	0.6%	(7)(8)(13)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/23	12/27	8,587	8,467	8,465	0.7%	(7)(8)(13)(30)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	12/24	12/29	1,973	1,812	1,817	0.2%	(7)(8)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (11.5%)*					138,493	137,551	136,734
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	2024 LIFO Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	4,370	4,239	4,370	0.4%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.6% PIK	02/24	05/26	809	809	809	0.1%	(7)(8)(13)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.6% PIK	02/24	05/26	618	618	618	0.1%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	2,154	2,101	2,154	0.2%	(7)(8)(13)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash	04/21	04/28	6,658	7,122	6,658	0.6%	(3)(7)(8)(10)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.2% Cash	05/23	04/28	1,036	1,019	1,036	0.1%	(3)(7)(8)(23)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	12/21	12/28	2,240	2,267	1,942	0.2%	(3)(7)(8)(10)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	12/21	12/27	$15,773	$15,545	$15,514	1.3%	(7)(8)(13)(30)
Woodland Foods, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	12/21	12/27	911	880	869	0.1%	(7)(8)(13)(30)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	02/22	02/28	9,165	9,043	9,050	0.8%	(7)(8)(13)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	01/25	01/30	—	(21)	(22)	—%	(7)(8)(13)(30)
ZB Holdco LLC	Revolver	SOFR + 5.50%, 10.0% Cash	02/22	02/28	1,005	986	983	0.1%	(7)(8)(13)(30)
Subtotal Beverage, Food, & Tobacco (3.7%)*					44,739	44,608	43,981
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/23	11/29	3,298	3,254	3,260	0.3%	(7)(8)(13)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	11/23	11/29	3,298	3,198	3,270	0.3%	(7)(8)(13)(30)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 10.1% Cash	11/23	11/29	—	(14)	—	—%	(7)(8)(13)(30)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.6% Cash	07/22	07/29	2,484	2,327	2,484	0.2%	(3)(7)(8)(10)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	03/23	07/29	14,076	13,436	12,528	1.1%	(7)(8)(13)
Brown Machine Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	10/18	10/25	6,088	6,081	5,582	0.5%	(7)(8)(13)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	11/21	11/28	1,303	1,288	1,303	0.1%	(3)(7)(8)(13)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/30	6,821	6,752	6,752	0.6%	(7)(8)(13)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/30	86	64	64	—%	(7)(8)(13)(30)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	954	944	954	0.1%	(7)(8)(12)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(5)	—	—%	(7)(8)(12)(30)
Process Equipment, Inc. (ProcessBarron)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	03/19	09/26	5,338	5,338	5,178	0.4%	(7)(8)(14)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	07/23	07/29	5,732	5,633	5,595	0.5%	(7)(8)(13)(30)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.6% Cash	07/23	07/29	531	513	509	—%	(7)(8)(13)(30)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/24	10/30	5,439	5,331	5,332	0.4%	(7)(8)(13)(30)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/24	10/30	—	(19)	(19)	—%	(7)(8)(13)(30)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/30	13,846	13,535	13,559	1.1%	(7)(8)(13)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/30	—	(41)	(38)	—%	(7)(8)(13)(30)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	14,353	14,058	14,010	1.2%	(7)(8)(13)(30)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(23)	(32)	—%	(7)(8)(13)(30)
Subtotal Capital Equipment (6.8%)*					83,647	81,650	80,291
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/23	04/29	2,604	2,560	2,557	0.2%	(7)(8)(12)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/23	04/29	—	(8)	(8)	—%	(7)(8)(12)(30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.08%, 8.6% Cash	11/21	10/28	4,109	4,141	4,076	0.3%	(3)(7)(8)(10)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.83%, 10.1% Cash	01/23	10/28	1,657	1,594	1,657	0.1%	(3)(7)(8)(11)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 6.08%, 10.7% Cash	06/22	10/28	1,019	1,019	1,011	0.1%	(3)(7)(8)(13)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	09/21	09/27	2,324	2,486	2,082	0.2%	(3)(7)(8)(11)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Polymer Solutions Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.6% PIK	02/22	10/25	$993	$993	$460	—%	(7)(8)(12)(26)(28)
Subtotal Chemicals, Plastics, & Rubber (1.0%)*					12,706	12,785	11,835
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/24	08/30	8,138	8,005	8,008	0.7%	(7)(8)(12)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	08/24	08/30	—	(47)	(48)	—%	(7)(8)(12)(30)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	12/21	12/27	12,353	12,228	11,599	1.0%	(7)(8)(13)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 10.2% Cash	12/21	12/27	534	507	353	—%	(7)(8)(12)(30)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/21	08/27	660	654	660	0.1%	(7)(8)(12)
Ocelot Holdco LLC	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	549	549	549	—%	(7)(8)
Ocelot Holdco LLC	Takeback Term loan	10.0% Cash	10/23	10/27	2,933	2,933	2,933	0.2%	(7)(8)
Subtotal Construction & Building (2.0%)*					25,167	24,829	24,054
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.0% Cash	12/21	12/28	1,553	1,534	1,295	0.1%	(7)(8)(13)
DecksDirect, LLC	Revolver	SOFR + 6.50%, 11.0% Cash	12/21	12/28	254	250	191	—%	(7)(8)(13)(30)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 9.50%, 13.8% Cash	10/23	10/28	13,185	12,889	12,902	1.1%	(7)(8)(12)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.0% Cash	07/22	01/26	11,091	11,071	10,237	0.9%	(7)(8)(14)(30)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 13.0% Cash	07/22	01/26	—	(2)	(89)	—%	(7)(8)(14)(30)
Lifestyle Intermediate II, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.6% Cash	02/22	01/26	2,951	2,951	2,796	0.2%	(7)(8)(13)(28)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/25	03/30	7,328	7,255	7,255	0.6%	(7)(8)(12)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	03/25	03/30	—	(9)	(9)	—%	(7)(8)(12)(30)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	11/21	11/27	4,697	4,644	4,363	0.4%	(7)(8)(13)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	753	740	739	0.1%	(7)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	288	285	266	—%	(7)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.2% Cash	03/22	09/30	4,024	4,085	3,923	0.3%	(3)(7)(8)(17)
Subtotal Consumer goods: Durable (3.7%)*					46,124	45,693	43,869
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.40%, 9.2% Cash	02/21	02/28	7,561	8,156	7,546	0.6%	(3)(7)(8)(11)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/24	02/30	5,900	5,780	5,807	0.5%	(7)(8)(14)(30)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	02/24	02/30	—	(17)	(13)	—%	(7)(8)(14)(30)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.7% Cash	04/24	04/29	887	822	849	0.1%	(3)(7)(8)(17)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	04/24	04/29	3,291	3,101	3,292	0.3%	(3)(8)(12)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	01/24	01/30	4,576	4,487	4,493	0.4%	(7)(8)(13)(30)
Ice House America, L.L.C.	Revolver	SOFR + 5.50%, 9.8% Cash	01/24	01/30	320	313	313	—%	(7)(8)(13)(30)
Isagenix International, LLC	First Lien Senior Secured Term Loan	SOFR + 6.60%, 10.9% Cash	04/23	04/28	934	702	181	—%	(7)(8)(13)(28)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.1% Cash	12/20	12/26	6,933	8,135	6,933	0.6%	(3)(7)(8)(18)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/20	12/26	$14,774	$14,689	$14,775	1.2%	(7)(8)(13)
Subtotal Consumer goods: Non-durable (3.7%)*					45,176	46,168	44,176
Containers, Packaging, & Glass
Brook & Whittle Holding Corp.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.5% Cash	02/22	12/28	2,763	2,744	2,285	0.2%	(8)(13)(28)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	809	794	792	0.1%	(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.6% Cash	05/22	05/30	13,692	13,498	13,268	1.1%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	1,771	1,747	1,749	0.1%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.0% Cash	09/24	09/30	3,652	3,743	3,607	0.3%	(7)(8)(15)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/30	41	32	33	—%	(7)(8)(13)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 9.0% Cash	09/24	09/30	—	(11)	(10)	—%	(7)(8)(15)(30)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	03/25	03/30	5,558	5,471	5,470	0.5%	(7)(8)(13)(30)
MSI Express Inc.	Revolver	SOFR + 4.75%, 9.1% Cash	03/25	03/30	656	624	624	0.1%	(7)(8)(13)(30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.8% Cash	06/21	06/28	2,118	2,345	2,098	0.2%	(3)(7)(8)(10)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	06/21	06/28	1,303	1,353	1,291	0.1%	(3)(7)(8)(10)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	7,882	7,781	7,792	0.7%	(7)(8)(12)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	05/23	03/28	3,032	2,972	2,998	0.3%	(7)(8)(12)
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	—	(10)	(10)	—%	(7)(8)(12)(30)
Subtotal Containers, Packaging, & Glass (3.5%)*					43,277	43,083	41,987
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/22	10/28	12,190	12,009	12,008	1.0%	(7)(8)(13)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 9.3% Cash	10/22	10/28	—	(37)	(37)	—%	(7)(8)(13)(30)
Subtotal Energy: Electricity (1.0%)*					12,190	11,972	11,971
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	27,200	27,200	28,002	2.4%
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	02/21	01/27	6,515	6,488	6,495	0.5%	(7)(8)(13)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.65%, 9.0% Cash	12/24	12/30	17,135	16,881	17,136	1.4%	(7)(8)(13)(30)
Northstar Recycling, LLC	Revolver	SOFR + 4.65%, 9.0% Cash	12/24	12/30	—	(42)	—	—%	(7)(8)(13)(30)
Subtotal Environmental Industries (4.3%)*					50,850	50,527	51,633
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	13,159	11,875	8,303	0.7%	(3)(7)(31)
Amalfi Midco	Second Lien Senior Secured Term Loan	17.5% PIK	09/22	10/28	299	301	311	—%	(3)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	6,125	5,415	5,819	0.5%	(3)(7)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	11/21	11/28	413	408	412	—%	(3)(7)(8)(10)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.5% Cash	11/21	11/28	2,499	2,517	2,493	0.2%	(3)(7)(8)(17)(30)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.7% Cash	11/21	11/27	1,760	1,961	1,760	0.1%	(3)(7)(8)(19)(30)
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 8.2% PIK	12/22	12/29	2,515	2,517	1,153	0.1%	(3)(7)(8)(11)(26) (30)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.0% PIK, 10.3% PIK	06/21	12/26	1,584	1,860	302	—%	(3)(7)(8)(20)(26)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	$80	$79	$256	—%	(3)(7)(30)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% Cash	10/21	10/28	3,344	3,295	3,317	0.3%	(3)(7)(8)(11)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	05/24	05/29	3,991	3,887	3,903	0.3%	(7)(8)(13)
Dune Group	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	09/21	09/28	125	118	97	—%	(3)(7)(8)(11)(30)
Dune Group	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash	09/21	09/28	1,434	1,422	1,361	0.1%	(3)(7)(8)(13)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/24	11/31	1,901	1,783	1,834	0.2%	(3)(7)(8)(10)(30)
Ellkay, LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 10.0% Cash, 2.0% PIK	09/21	09/27	4,900	4,855	4,478	0.4%	(7)(8)(13)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.10%, 8.5% Cash	01/23	01/29	1,645	1,626	1,633	0.1%	(3)(7)(8)(10)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	03/22	03/29	4,887	4,877	4,848	0.4%	(3)(7)(8)(11)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/24	03/30	6,107	6,026	6,107	0.5%	(7)(8)(13)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	03/24	03/30	—	(6)	—	—%	(7)(8)(13)(30)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	08/24	08/27	538	529	529	—%	(7)(8)(13)(30)
GCDL LLC	Revolver	SOFR + 6.00%, 10.3% Cash	08/24	08/27	—	(2)	(2)	—%	(7)(8)(13)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	294	296	294	—%	(3)(7)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	11/24	02/30	86	85	86	—%	(3)(7)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	03/25	06/30	—	—	—	—%	(3)(7)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% PIK	06/22	06/29	465	446	24	—%	(3)(7)(8)(9)(26)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.70%, 8.1% Cash	10/22	10/29	814	763	802	0.1%	(3)(7)(8)(10)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.95%, 8.4% Cash	10/22	10/29	166	163	166	—%	(3)(7)(8)(10)(30)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.4% Cash	09/22	09/28	698	705	601	0.1%	(3)(7)(8)(19)(30)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	14,385	14,235	13,306	1.1%	(7)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	08/23	08/29	6,861	6,724	6,861	0.6%	(7)(8)(12)
HemaSource, Inc.	Revolver	SOFR + 4.75%, 9.1% Cash	08/23	08/29	—	(33)	—	—%	(7)(8)(12)(30)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	03/21	03/27	3,706	3,680	3,272	0.3%	(7)(8)(14)
Hygie 31 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.88%, 8.2% Cash	09/22	09/29	1,577	1,379	1,570	0.1%	(3)(7)(8)(11)
ISTO Technologies II, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/23	10/28	6,718	6,597	6,718	0.6%	(7)(8)(13)
ISTO Technologies II, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/23	10/28	—	(13)	—	—%	(7)(8)(13)(30)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.50%, 8.7% Cash	03/22	03/27	3,760	4,324	3,760	0.3%	(3)(7)(8)(22)(30)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	08/24	08/31	857	857	847	0.1%	(3)(7)(8)(11)(30)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.8% Cash	08/24	05/31	19	18	19	—%	(3)(7)(8)(11)(30)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash	12/21	12/28	2,136	2,165	2,013	0.2%	(3)(7)(8)(11)(30)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,920	1,948	1,765	0.1%	(3)(7)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 10.5% Cash	02/22	10/27	9,616	9,922	9,305	0.8%	(3)(8)(16)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% Cash	11/21	11/29	4,421	4,395	2,211	0.2%	(8)(13)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.5% Cash	07/23	07/30	$1,917	$1,886	$1,917	0.2%	(3)(7)(8)(16)(30)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.2% Cash	03/22	03/28	12,540	14,275	12,540	1.1%	(3)(7)(8)(19)
Navia Benefit Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	02/21	02/27	5,557	5,510	5,557	0.5%	(7)(8)(12)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash	09/22	10/29	1,967	1,743	1,967	0.2%	(3)(7)(8)(10)(30)
OA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	12/21	12/28	5,461	5,400	5,461	0.5%	(7)(8)(12)
OA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	12/21	06/31	2,819	2,807	2,819	0.2%	(7)(8)(12)
OA Buyer, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	12/21	12/28	—	(14)	—	—%	(7)(8)(12)(30)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	08/23	07/29	3,930	3,836	4,849	0.4%	(3)(7)(8)(12)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.7% Cash	06/21	06/28	2,954	3,178	2,898	0.2%	(3)(7)(8)(17)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	12/19	12/26	2,667	2,734	2,667	0.2%	(3)(7)(8)(10)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/22	12/26	1,500	1,500	1,500	0.1%	(3)(7)(8)(13)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 12.6% Cash	10/23	10/29	29	24	25	—%	(7)(8)(12)(30)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.7% Cash	10/23	10/29	595	585	588	—%	(7)(8)(12)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	06/22	07/29	4,009	3,721	3,866	0.3%	(3)(7)(8)(11)(30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.75%, 6.2% Cash	06/22	07/29	2,975	2,781	2,910	0.2%	(3)(7)(8)(24)
Smile Brands Group Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	10/18	10/27	1,363	1,360	1,166	0.1%	(7)(8)(13)
Smile Brands Group Inc.	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.9% Cash	10/18	10/27	3,871	3,856	3,310	0.3%	(7)(8)(13)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.6% Cash	12/20	11/27	6,286	6,218	6,286	0.5%	(3)(7)(8)(16)(30)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 11.2% Cash	11/23	08/30	989	936	972	0.1%	(3)(7)(8)(17)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.59%, 9.3% Cash	06/22	06/29	962	893	961	0.1%	(3)(7)(8)(16)(30)
United Therapy Holding III GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.2% Cash	04/22	03/29	1,934	1,881	1,455	0.1%	(3)(7)(8)(10)(30)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.93%, 7.3% Cash	03/23	03/30	2,047	1,968	2,047	0.2%	(3)(7)(8)(10)(30)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.8% Cash	03/25	03/30	45,341	43,527	43,527	3.7%	(7)(8)(13)
Subtotal Healthcare & Pharmaceuticals (17.8%)*					227,518	224,604	211,822
High Tech Industries
1WorldSync, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	07/19	07/25	7,030	7,021	7,030	0.6%	(7)(8)(13)
Alpine SG, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.9% Cash	02/22	11/27	12,775	12,522	12,775	1.1%	(7)(8)(13)(28)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.2% Cash, 2.8% PIK	07/22	07/29	1,978	1,876	1,826	0.2%	(3)(7)(8)(11)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash, 3.3% PIK	07/22	07/29	136	134	125	—%	(3)(7)(8)(14)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 2.8% PIK	07/22	07/29	1,772	1,597	1,607	0.1%	(3)(7)(8)(17)(30)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	871	812	792	0.1%	(3)(7)
CAi Software, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	12/21	12/28	12,498	12,328	12,498	1.1%	(7)(8)(13)
CAi Software, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	12/21	12/28	1,261	1,227	1,261	0.1%	(7)(8)(13)(30)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.8% Cash	10/22	10/29	5,030	4,559	5,030	0.4%	(3)(7)(8)(10)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	01/21	01/27	$2,725	$2,704	$2,725	0.2%	(7)(8)(13)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/25	02/32	12,508	12,266	12,261	1.0%	(7)(8)(13)(30)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 9.3% Cash	02/25	02/32	—	(22)	(22)	—%	(7)(8)(13)(30)
Dragon Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	04/21	04/28	2,701	2,841	2,701	0.2%	(3)(7)(8)(10)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	07/21	07/29	14,590	14,402	14,422	1.2%	(7)(8)(13)
Electrical Components International, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	05/24	05/29	10,585	10,401	10,395	0.9%	(7)(8)(13)(30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% PIK	12/22	12/29	1,748	1,497	836	0.1%	(3)(7)(8)(11)(26)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% PIK	12/22	12/29	913	781	437	—%	(3)(7)(8)(13)(26)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.4% PIK	12/22	12/29	2,423	2,258	1,158	0.1%	(3)(7)(8)(17)(26)
Eurofins Digital Testing International LUX Holding SARL	Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	745	642	—	—%	(3)(7)(26)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/21	08/28	4,728	4,681	4,728	0.4%	(7)(8)(12)
Graphpad Software, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	06/31	9,487	9,435	9,487	0.8%	(7)(8)(13)(30)
Graphpad Software, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	06/24	06/31	—	(4)	—	—%	(7)(8)(13)(30)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	01/25	01/28	9,921	9,772	9,764	0.8%	(7)(8)(13)(30)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 9.0% Cash	01/25	01/28	—	(13)	(14)	—%	(7)(8)(13)(30)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/21	11/28	7,202	7,132	7,202	0.6%	(7)(8)(13)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	11/21	11/27	—	(23)	—	—%	(7)(8)(13)(30)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	12/18	06/29	10,831	10,810	10,831	0.9%	(7)(8)(13)
Ivanti Software, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	02/22	12/28	6,000	5,989	2,850	0.2%	(8)(13)(28)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	05/22	05/29	738	723	734	0.1%	(3)(7)(8)(14)(30)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.50%, 10.3% Cash	05/22	11/28	—	—	—	—%	(3)(7)(8)(14)(30)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	11,820	11,476	11,820	1.0%	(7)(8)(13)(30)
NAW Buyer LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	—	(35)	—	—%	(7)(8)(13)(30)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.35%, 8.9% Cash	01/23	01/30	2,583	2,527	2,583	0.2%	(3)(7)(8)(11)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/23	11/30	22,319	22,055	22,077	1.9%	(7)(8)(13)(30)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.6% Cash	11/23	11/29	—	(9)	(7)	—%	(7)(8)(13)(30)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	12/23	12/30	987	976	973	0.1%	(3)(7)(8)(10)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/21	12/29	14,094	13,856	13,896	1.2%	(7)(8)(13)(30)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	12/21	12/29	444	428	432	—%	(7)(8)(13)(30)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	08/21	08/27	14,952	14,775	14,752	1.2%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/29	$8,112	$8,063	$8,010	0.7%	(7)(8)(13)(30)
PowerGEM Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/29	—	(24)	(22)	—%	(7)(8)(13)(30)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	1,608	1,592	1,608	0.1%	(7)(8)(12)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	242	237	242	—%	(7)(8)(12)(30)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	81	81	76	—%	(7)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	7,767	7,661	7,671	0.6%	(7)(8)(12)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/29	353	325	327	—%	(7)(8)(12)(30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	05/22	05/29	883	847	883	0.1%	(3)(7)(8)(10)(30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	05/22	05/29	1,411	1,395	1,411	0.1%	(3)(7)(8)(13)
RA Outdoors, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.3% Cash	02/22	04/26	14,136	13,877	13,005	1.1%	(7)(8)(14)(28)
RA Outdoors, LLC	Revolver	SOFR + 6.75%, 11.3% Cash	02/22	04/26	1,352	1,352	1,244	0.1%	(7)(8)(14)(28)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/31	17,819	17,603	17,622	1.5%	(7)(8)(13)(30)
Saab Purchaser, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/31	—	(23)	(21)	—%	(7)(8)(13)(30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	05/22	05/29	3,451	3,364	3,447	0.3%	(3)(7)(8)(10)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	08/23	05/29	443	443	442	—%	(3)(7)(8)(13)
Scout Bidco B.V.	Revolver	EURIBOR + 5.75%, 8.2% Cash	05/22	05/29	—	(4)	(12)	—%	(3)(7)(8)(10)(30)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	07/23	07/30	1,974	1,945	1,969	0.2%	(3)(7)(8)(11)(30)
Smartling, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	11/21	11/27	10,410	10,310	10,410	0.9%	(7)(8)(14)
Smartling, Inc.	Revolver	SOFR + 4.50%, 8.9% Cash	11/21	11/27	—	(10)	—	—%	(7)(8)(14)(30)
Validity, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	07/19	05/26	4,783	4,756	4,783	0.4%	(7)(8)(14)
Vision Solutions Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	02/22	04/29	6,500	6,497	6,237	0.5%	(8)(13)(28)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	10/23	10/30	1,749	1,697	1,749	0.1%	(3)(7)(8)(13)(30)
Subtotal High Tech Industries (23.6%)*					291,469	286,381	281,046
Hotel, Gaming, & Leisure
Aquavista Watersides 2 LTD	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.6% Cash	12/21	12/28	6,507	6,541	6,481	0.5%	(3)(7)(8)(17)
Aquavista Watersides 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 10.50% PIK, 15.6% PIK	12/21	12/28	2,184	2,188	2,166	0.2%	(3)(7)(8)(17)
Subtotal Hotel, Gaming, & Leisure (0.7%)*					8,691	8,729	8,647
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	07/22	07/27	6,601	6,546	6,601	0.6%	(7)(8)(12)
ASC Communications, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	07/22	07/27	—	(8)	—	—%	(7)(8)(12)(30)
AVSC Holding Corp.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	11/20	10/26	2	2	2	—%	(7)(8)(12)
Ruffalo Noel Levitz, LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 10.9% PIK	01/19	12/26	9,944	9,937	4,405	0.4%	(7)(8)(13)(26)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	12/21	12/27	18,016	17,738	17,703	1.5%	(7)(8)(13)(30)
Superjet Buyer, LLC	Revolver	SOFR + 5.50%, 10.1% Cash	12/21	12/27	—	(27)	(35)	—%	(7)(8)(13)(30)
Subtotal Media: Advertising, Printing, & Publishing (2.4%)*					34,563	34,188	28,676

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	08/20	08/26	$6,923	$6,876	$6,604	0.6%	(7)(8)(13)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	03/29	3,584	3,584	3,504	0.3%	(8)(13)
Subtotal Media: Broadcasting & Subscription (0.9%)*					10,507	10,460	10,108
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	10/21	10/27	4,645	4,625	4,645	0.4%	(7)(8)(12)
BrightSign LLC	Revolver	SOFR + 5.50%, 9.9% Cash	10/21	10/27	1,085	1,080	1,085	0.1%	(7)(8)(12)(30)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 5.3% Cash, 2.5% PIK	05/19	05/25	1,581	1,580	1,540	0.1%	(7)(8)(13)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 5.3% Cash, 2.5% PIK	05/19	05/26	12,491	12,487	12,167	1.0%	(7)(8)(13)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.2% Cash	04/22	04/29	227	223	226	—%	(3)(7)(8)(10)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.9% Cash	04/22	04/29	1,648	1,640	1,639	0.1%	(3)(7)(8)(16)(30)
Learfield Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	06/28	5,463	5,472	5,460	0.5%	(8)(12)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	11/20	11/27	1,691	1,718	1,638	0.1%	(3)(7)(8)(17)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	6,521	6,362	6,436	0.5%	(7)(8)(12)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	—	(25)	(14)	—%	(7)(8)(13)(30)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/22	12/29	15,294	15,007	15,279	1.3%	(7)(8)(13)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.6% Cash	12/22	12/28	864	834	862	0.1%	(7)(8)(13)(30)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.0% Cash	06/21	06/30	18,062	17,881	17,881	1.5%	(7)(8)(13)
Subtotal Media: Diversified & Production (5.8%)*					69,572	68,884	68,844	5.8%
Metals & Mining
Arch Global Precision LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	04/19	04/26	8,966	8,966	8,805	0.7%	(7)(8)(13)
Subtotal Metals & Mining (0.7%)*					8,966	8,966	8,805	0.7%
Services: Business
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	01/25	01/31	3,001	2,941	2,939	0.2%	(7)(8)(12)(30)
Accelevation LLC	Revolver	SOFR + 5.00%, 9.3% Cash	01/25	01/31	118	104	104	—%	(7)(8)(12)(30)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.38%, 10.7% Cash	08/21	08/27	2,500	2,470	2,470	0.2%	(3)(7)(8)(14)
Acogroup	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.4% PIK	03/22	04/28	7,921	7,957	5,497	0.5%	(3)(7)(8)(10)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	03/24	03/30	10,073	9,781	10,073	0.8%	(7)(8)(13)(30)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	03/24	03/30	—	(27)	—	—%	(7)(8)(13)(30)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.1% Cash	05/23	05/30	1,790	1,770	1,784	0.2%	(3)(7)(8)(10)(30)
Adhefin International	Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.4% PIK	05/23	11/30	345	342	345	—%	(3)(7)(8)(10)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% Cash	03/23	03/30	4,797	4,650	4,797	0.4%	(3)(7)(8)(10)(30)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.1% Cash	01/20	01/27	1,881	1,894	1,830	0.2%	(3)(7)(8)(16)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.6% Cash	10/23	01/27	1,417	1,317	1,399	0.1%	(3)(7)(8)(16)
Apex Bidco Limited	Subordinated Senior Unsecured Term Loan	8.0% PIK	01/20	07/27	340	340	310	—%	(3)(7)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.5% Cash	11/24	11/31	296	262	270	—%	(3)(7)(8)(10)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	12/19	12/26	$1,512	$1,540	$1,422	0.1%	(3)(7)(8)(10)
Auxi International	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.7% Cash	04/21	12/26	865	910	813	0.1%	(3)(7)(8)(17)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/21	11/27	4,773	4,730	4,773	0.4%	(7)(8)(12)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.7% Cash	11/21	11/27	—	(4)	—	—%	(7)(8)(12)(30)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,868	1,853	1,868	0.2%	(7)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	12/30	14,158	13,926	13,940	1.2%	(7)(8)(13)(30)
Basin Innovation Group, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	12/24	12/30	—	(26)	(25)	—%	(7)(8)(13)(30)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	02/24	05/27	9,818	9,689	9,739	0.8%	(7)(8)(9)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	08/21	08/27	4,095	4,061	4,079	0.3%	(7)(8)(12)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash, 0.3% PIK	10/21	10/28	1,839	1,945	1,810	0.2%	(3)(7)(8)(10)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash	10/21	10/28	413	391	407	—%	(3)(7)(8)(10)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.7% Cash	12/20	12/27	15,385	15,783	15,097	1.3%	(3)(7)(8)(17)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	09/24	09/30	19,342	19,033	19,062	1.6%	(7)(8)(13)(30)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 9.0% Cash	09/24	09/30	—	(34)	(31)	—%	(7)(8)(13)(30)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	05/20	05/27	3,125	2,946	3,125	0.3%	(3)(7)(8)(10)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	03/25	03/30	—	(38)	—	—%	(3)(7)(8)(10)(30)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/22	02/28	13,970	13,758	13,831	1.2%	(7)(8)(13)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	02/22	02/28	551	535	534	—%	(7)(8)(13)(30)
CMT Opco Holding, LLC (Concept Machine)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash, 0.3% PIK	01/20	01/27	4,746	4,738	3,398	0.3%	(7)(8)(13)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	04/22	12/29	18,616	18,377	18,188	1.5%	(7)(8)(13)
Comply365, LLC	Revolver	SOFR + 5.00%, 9.4% Cash	04/22	12/29	—	(14)	(25)	—%	(7)(8)(13)(30)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash, 0.3% PIK	09/21	09/28	4,953	5,198	4,804	0.4%	(3)(7)(8)(11)(30)
DataServ Integrations, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	11/22	11/28	1,871	1,845	1,871	0.2%	(7)(8)(14)
DataServ Integrations, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	11/22	11/28	—	(6)	—	—%	(7)(8)(14)(30)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	09/28	6,933	6,799	6,933	0.6%	(7)(8)(13)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	09/28	86	77	86	—%	(7)(8)(13)(30)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	06/22	06/28	1,000	991	999	0.1%	(3)(7)(8)(13)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	811	793	803	0.1%	(7)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	316	310	310	—%	(7)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	03/22	03/28	1,580	1,854	1,340	0.1%	(3)(7)(8)(19)(30)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/32	2,605	2,554	2,553	0.2%	(7)(8)(13)(30)
Expert Institute Group Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/32	—	(14)	(14)	—%	(7)(8)(13)(30)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.35%, 8.1% Cash	07/22	07/29	1,006	936	1,006	0.1%	(3)(7)(8)(10)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	10/22	10/29	$5,060	$4,501	$5,060	0.4%	(3)(7)(8)(10)(30)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	03/25	03/30	1,360	1,257	1,257	0.1%	(7)(8)(13)(30)
HS Advisory Buyer LLC	Revolver	SOFR + 4.75%, 9.0% Cash	03/25	03/30	—	(9)	(9)	—%	(7)(8)(13)(30)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	03/25	03/30	3,861	3,686	3,692	0.3%	(3)(7)(8)(16)(30)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	09/24	12/29	9,082	8,968	8,971	0.8%	(7)(8)(13)(30)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.6% Cash	09/24	12/29	843	828	829	0.1%	(7)(8)(13)(30)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.2% Cash	11/21	11/28	2,839	2,925	2,839	0.2%	(3)(7)(8)(10)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash	08/22	08/29	1,687	1,625	1,603	0.1%	(3)(7)(8)(10)(30)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	10/22	10/29	5,391	4,841	5,359	0.5%	(3)(7)(8)(10)
JF Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	05/21	12/29	3,730	3,705	3,730	0.3%	(7)(8)(13)
Jones Fish Hatcheries & Distributors LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/22	02/28	3,481	3,437	3,481	0.3%	(7)(8)(14)
Jones Fish Hatcheries & Distributors LLC	Revolver	SOFR + 5.50%, 9.8% Cash	02/22	02/28	251	247	251	—%	(7)(8)(14)(30)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	02/22	02/28	10,043	9,950	10,033	0.8%	(7)(8)(13)
LeadsOnline, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	02/22	02/28	—	(22)	(3)	—%	(7)(8)(13)(30)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 6.9% Cash, 3.7% PIK	04/22	09/27	8,831	8,746	8,169	0.7%	(7)(8)(13)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	01/24	01/30	2,608	2,553	2,591	0.2%	(7)(8)(13)(30)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 9.1% Cash	01/24	01/30	—	(5)	(2)	—%	(7)(8)(13)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	06/24	06/27	5,105	5,013	4,926	0.4%	(7)(8)(13)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	07/21	06/27	4,095	4,056	4,043	0.3%	(7)(8)(13)(30)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	6,267	6,128	6,267	0.5%	(7)(8)(13)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	276	254	276	—%	(7)(8)(13)(30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	06/21	06/28	320	355	314	—%	(3)(7)(8)(10)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	06/21	06/28	533	526	524	—%	(3)(7)(8)(13)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	02/20	02/26	1,945	1,955	1,945	0.2%	(3)(7)(8)(10)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	02/20	02/26	2,397	2,387	2,397	0.2%	(3)(7)(8)(13)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	2,612	2,564	2,571	0.2%	(7)(8)(14)
Qualified Industries, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	—	(5)	(4)	—%	(7)(8)(14)(30)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/20	07/26	11,265	11,212	11,265	0.9%	(7)(8)(13)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/24	10/29	18,309	17,959	17,991	1.5%	(7)(8)(14)(30)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/24	10/29	—	(50)	(46)	—%	(7)(8)(14)(30)
Royal Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	08/22	08/28	8,084	7,990	8,084	0.7%	(7)(8)(13)
Royal Buyer, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	08/22	08/28	—	(20)	—	—%	(7)(8)(13)(30)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	08/24	08/30	21,866	21,564	21,610	1.8%	(7)(8)(12)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RPX Corporation	Revolver	SOFR + 5.25%, 9.6% Cash	08/24	08/30	$—	$(40)	$(35)	—%	(7)(8)(12)(30)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	09/24	09/31	710	714	691	0.1%	(3)(7)(8)(10)(30)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/23	03/28	8,694	8,444	8,640	0.7%	(7)(8)(12)(30)
SBP Holdings LP	Revolver	SOFR + 5.00%, 9.3% Cash	03/23	03/28	—	(41)	(11)	—%	(7)(8)(12)(30)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	12/21	12/28	1,779	1,761	1,541	0.1%	(7)(8)(13)
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 9.9% Cash	12/21	12/28	336	332	291	—%	(7)(8)(13)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	09/23	09/29	12,912	12,721	12,912	1.1%	(7)(8)(14)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	09/23	09/29	—	(31)	—	—%	(7)(8)(14)(30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	03/27	2,062	2,037	2,052	0.2%	(7)(8)(13)(30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	03/27	78	77	77	—%	(7)(8)(13)(30)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	10/21	10/28	2,500	2,484	2,500	0.2%	(3)(7)(8)(14)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	7.8% PIK	07/21	07/28	2,969	2,949	2,969	0.2%	(7)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	11/22	11/29	1,751	1,522	1,693	0.1%	(3)(7)(8)(16)(30)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.5% Cash	06/24	07/30	703	726	674	0.1%	(3)(7)(8)(19)(30)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.8% Cash	11/21	11/28	3,796	3,819	3,796	0.3%	(3)(7)(8)(10)
Techone B.V.	Revolver	EURIBOR + 5.40%, 7.8% Cash	11/21	05/28	—	(24)	—	—%	(3)(7)(8)(10)(30)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	07/23	07/29	6,877	6,715	6,795	0.6%	(7)(8)(12)
Trintech, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	07/23	07/29	153	140	147	—%	(7)(8)(12)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	09/27	2,591	2,569	2,568	0.2%	(7)(8)(13)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/22	12/28	2,161	2,131	2,142	0.2%	(7)(8)(13)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	12/29	8,035	7,846	7,859	0.7%	(7)(8)(13)(30)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	12/22	12/28	—	(6)	(4)	—%	(7)(8)(13)(30)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	07/21	09/26	4,861	4,833	4,861	0.4%	(7)(8)(12)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	07/24	12/30	559	556	559	—%	(3)(7)(8)(13)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.6% Cash	12/23	12/30	1,595	1,487	1,595	0.1%	(3)(7)(8)(21)(30)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	11/24	11/31	13,247	13,012	13,247	1.1%	(7)(8)(13)(30)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 9.0% Cash	11/24	11/31	779	748	779	0.1%	(7)(8)(13)(30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	11/18	05/26	12,566	12,521	12,440	1.0%	(7)(8)(13)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	10/24	10/27	5,451	5,404	5,397	0.5%	(7)(8)(13)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.9% Cash, 2.4% PIK	09/20	09/27	1,649	1,755	1,565	0.1%	(3)(7)(8)(10)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash, 2.4% PIK	02/21	09/27	988	988	937	0.1%	(3)(7)(8)(13)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash, 1.8% PIK	02/21	09/27	2,592	2,563	2,460	0.2%	(3)(7)(8)(13)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
W2O Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	10/20	06/28	$15,004	$14,911	$14,928	1.3%	(7)(8)(12)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	03/24	03/30	13,862	13,620	13,862	1.2%	(7)(8)(13)
World 50, Inc.	Revolver	SOFR + 5.75%, 10.0% Cash	03/24	03/30	—	(16)	—	—%	(7)(8)(13)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.4% Cash	05/22	05/29	302	305	298	—%	(3)(7)(8)(11)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.2% Cash	05/22	05/29	9,083	8,666	8,956	0.8%	(3)(7)(8)(17)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	4,010	3,809	3,870	0.3%	(3)(7)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.5% PIK	03/22	03/29	6,246	6,262	2,873	0.2%	(3)(7)(8)(17)(26)
Subtotal Services: Business (37.9%)*					463,758	456,627	450,452
Services: Consumer
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 5.65%, 8.0% Cash	07/22	07/29	3,994	3,716	3,982	0.3%	(3)(7)(8)(10)(30)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.9% Cash	10/20	10/27	6,373	6,503	6,042	0.5%	(3)(7)(8)(10)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	11/21	11/28	3,241	3,263	3,169	0.3%	(3)(7)(8)(11)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	10/23	10/29	4,001	3,913	3,769	0.3%	(7)(8)(13)(30)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.3% Cash	10/23	10/29	314	308	298	—%	(7)(8)(13)(30)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.1% Cash	07/22	07/28	6,387	6,316	6,259	0.5%	(7)(8)(13)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.50%, 11.1% Cash	07/22	07/28	141	138	136	—%	(7)(8)(13)(30)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	02/30	11,998	11,966	11,998	1.0%	(7)(8)(13)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 9.2% Cash	07/22	07/27	2,520	2,758	2,520	0.2%	(3)(7)(8)(19)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 8.9% Cash	07/22	07/27	4,043	4,400	4,043	0.3%	(3)(7)(8)(22)(30)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	11/23	11/29	1,494	1,461	1,494	0.1%	(7)(8)(13)(30)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.8% Cash	11/23	11/29	—	(5)	—	—%	(7)(8)(13)(30)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/23	11/29	2,018	2,064	1,980	0.2%	(3)(7)(8)(19)(30)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	13,122	13,036	13,122	1.1%	(7)(8)(13)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% PIK	12/21	12/28	2,653	2,415	(24)	—%	(3)(7)(8)(11)(26) (30)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.75%, 6.7% PIK	12/21	06/27	116	104	(13)	—%	(3)(7)(8)(11)(26) (30)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	6.0% PIK	03/24	04/25	193	194	193	—%	(3)(7)(26)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	12/20	12/26	7,462	7,412	7,387	0.6%	(7)(8)(13)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	12/20	12/26	2,731	2,671	2,725	0.2%	(7)(8)(13)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 3.75%, 7.8% Cash	09/21	09/26	1,718	1,977	1,705	0.1%	(3)(7)(8)(18)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.5% Cash	03/25	03/30	7,728	7,571	7,574	0.6%	(3)(7)(8)(11)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash	05/22	05/29	968	927	943	0.1%	(3)(7)(8)(9)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.1% Cash	05/22	05/29	1,590	1,566	1,588	0.1%	(3)(7)(8)(9)
Subtotal Services: Consumer (6.8%)*					84,805	84,674	80,890

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Structured Product
Air Canada 2020-2 Class B Pass Through Trust	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	$2,370	$2,370	$2,393	0.2%
AMMC CLO 22, Limited Series 2018-22A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	04/31	7,222	1,188	469	—%	(3)(7)(28)
Apidos CLO XXIV, Series 2016-24A	Subordinated Structured Notes	Residual Interest, current yield 88.40%	02/22	07/27	18,358	3,561	2,429	0.2%	(3)(28)
British Airways 2020-1 Class B Pass Through Trust	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	462	462	481	—%
Catawba River Limited	Structured - Junior Note	N/A	10/22	10/31	5,034	4,442	2,241	0.2%	(3)(7)(29)
Dryden 49 Senior Loan Fund, Series 2017-49A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/30	17,233	2,414	46	—%	(3)(28)(29)
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,891	15,862	1.3%
JetBlue 2019-1 Class B Pass Through Trust	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	2,495	2,495	2,489	0.2%
Magnetite XIX, Limited	Subordinated Notes	SOFR + 8.00%, 12.3% Cash	02/22	04/34	5,250	5,250	5,238	0.4%	(3)(8)(13)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	04/27	182	182	179	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	04/27	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	04/27	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	04/27	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	04/27	9,274	9,274	9,263	0.8%	(3)(7)
Sound Point CLO XX, Ltd.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/31	4,489	1,389	44	—%	(3)(28)(29)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.9% Cash	03/25	01/32	7,500	7,500	7,500	0.6%	(3)(7)(8)(13)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	08/31	500	500	499	—%	(3)(7)
VistaJet Pass Through Trust 2021-1B	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	2,857	2,857	2,811	0.2%	(7)
VOYA CLO 2015-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/27	10,736	2,496	81	—%	(3)(28)(29)
VOYA CLO 2016-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/28	11,088	1,608	1,198	0.1%	(3)(28)(29)
Subtotal Structured Product (4.5%)*					121,596	63,425	53,764
Telecommunications
CSL DualCom	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.2% Cash	09/20	09/27	2,229	2,077	2,229	0.2%	(3)(7)(8)(15)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.0% Cash	08/22	08/29	2,981	3,153	2,972	0.2%	(3)(7)(8)(25)(30)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.4% Cash	12/21	07/29	2,553	2,712	2,553	0.2%	(3)(7)(8)(19)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.8% Cash	09/20	09/27	12,067	11,873	11,403	1.0%	(3)(7)(8)(16)
Subtotal Telecommunications (1.6%)*					19,830	19,815	19,157
Transportation: Cargo
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	06/19	12/26	5,953	5,937	5,709	0.5%	(7)(8)(14)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% Cash	11/21	11/29	9,469	9,371	9,469	0.8%	(7)(8)(12)
eShipping, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/21	11/27	3,300	3,271	3,300	0.3%	(7)(8)(12)
eShipping, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	11/21	11/27	—	(13)	—	—%	(7)(8)(12)(30)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/20	12/26	4,119	4,094	4,119	0.3%	(7)(8)(12)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/27	$4,532	$4,481	$4,532	0.4%	(7)(8)(13)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	04/22	11/28	6,667	6,550	6,667	0.6%	(3)(7)(8)(14)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	12/21	12/27	799	792	799	0.1%	(7)(8)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	12,047	11,836	12,047	1.0%	(7)(8)(13)
ITI Intermodal, Inc.	Revolver	SOFR + 6.00%, 10.4% Cash	12/21	12/27	226	205	226	—%	(7)(8)(13)(30)
Offen Inc.	First Lien Senior Secured Term Loan	SOFR + 5.11%, 9.4% Cash	02/22	06/26	3,715	3,678	3,678	0.3%	(7)(12)(28)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	12/22	12/28	6,095	5,966	6,047	0.5%	(7)(8)(14)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	12/22	12/28	817	773	801	0.1%	(7)(8)(14)(30)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	11/24	11/29	1,013	994	1,013	0.1%	(7)(8)(13)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 8.00%, 12.3% Cash	11/24	11/29	2,571	2,571	2,571	0.2%	(7)(8)(13)
Transportation Insight, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash, 1.0% PIK	08/18	06/27	11,084	11,055	8,667	0.7%	(7)(8)(13)
Subtotal Transportation: Cargo (5.9%)*					72,407	71,561	69,645
Utilities: Electric
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,405	3,159	3,351	0.3%	(7)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/22	10/28	14,878	14,658	14,878	1.3%	(7)(8)(13)
Spatial Business Systems LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/22	10/28	—	(21)	—	—%	(7)(8)(13)(30)
Subtotal Utilities: Electric (1.5%)*					18,283	17,796	18,229
Subtotal Debt Investments (163.6%)*					2,082,585	2,001,204	1,944,934

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		437,623.30	$438	$—	—%	(7)(29)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	257	—%	(7)(29)
GB Eagle Buyer, Inc.	Partnership Units		12/22		687	687	1,419	0.1%	(7)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		205	21	—	—%	(7)(29)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		1,842	184	92	—%	(7)(29)
Narda Acquisitionco., Inc.	Class A Preferred Stock		12/21		4,587.38	459	589	—%	(7)(29)
Narda Acquisitionco., Inc.	Class B Common Stock		12/21		509.71	51	677	0.1%	(7)(29)
Whitcraft Holdings, Inc.	LP Units		02/23		63,087.1	631	971	0.1%	(7)(29)
Subtotal Aerospace & Defense (0.3%)*						2,596	4,005
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	450	—%	(7)(29)
Randys Holdings, Inc.	Common Stock		11/22		5,333	533	671	0.1%	(7)(29)
SPATCO Energy Solutions, LLC	Common Stock		07/24		274,229	274	274	—%	(7)(29)
SVI International LLC	LLC Units		03/24		207,921	208	283	—%	(7)
Velocity Pooling Vehicle, LLC	Common Stock		02/22		4,676	60	2	—%	(7)(28)(29)
Velocity Pooling Vehicle, LLC	Warrants		02/22		5,591	72	3	—%	(7)(28)(29)
Subtotal Automotive (0.1%)*						1,602	1,683

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Class A Convertible Preferred Equity		01/22		5,018	$5,000	$6,472	0.5%	(7)(29)
Accelerant Holdings	Class B Convertible Preferred Equity		12/22		1,657	1,667	2,375	0.2%	(7)(29)
Accelerant Holdings	Preferred Stock		12/24		4,243	7,840	8,287	0.7%	(7)(29)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		2,828,286	2,828	4,497	0.4%	(3)(7)(29)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash	03/25		59,462.7	10,208	10,208	0.9%	(7)
ICREDITWORKS LLC	Warrants		03/25		23,692.2	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class A		12/21		2.5582	—	1,202	0.1%	(7)(29)
Policy Services Company, LLC	Warrants - Class B		12/21		0.8634	—	406	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0888	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2471	—	116	—%	(7)(29)
Resolute Investment Managers, Inc.	Common Stock		03/24		38,571	—	—	—%	(7)(28)(29)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,632	0.4%	(3)(7)
Subtotal Banking, Finance, Insurance, & Real Estate (3.2%)*						28,743	38,195
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	800	0.1%	(7)(29)
Woodland Foods, LLC	Common Stock		12/21		1,663.30	1,663	1,556	0.1%	(7)(29)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	12/21		364.00	448	448	—%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		94.60	124	124	—%	(7)
ZB Holdco LLC	LLC Units		02/22		152.69	153	222	—%	(7)(29)
Subtotal Beverage, Food, & Tobacco (0.3%)*						2,388	3,150
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		346.9	347	347	—%	(7)(29)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,409	741	1,492	0.1%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		281	281	198	—%	(7)(29)
Rapid Buyer LLC	LLC Units		10/24		533	533	536	—%	(7)(29)
TAPCO Buyer LLC	LLC Units		11/24		252	252	261	—%	(7)(29)
Subtotal Capital Equipment (0.2%)*						2,154	2,834
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	120	—%	(7)(29)
Aptus 1829. GmbH	Common Stock		09/21		48	12	—	—%	(3)(7)(29)
Aptus 1829. GmbH	Preferred Stock		09/21		13	120	49	—%	(3)(7)(29)
Polymer Solutions Group Holdings, LLC	Common Stock		02/22		74	—	—	—%	(7)(29)
Subtotal Chemicals, Plastics, & Rubber (—%)*						220	169
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		1,004,467	1,004	1,065	0.1%	(7)(29)
MNS Buyer, Inc.	Partnership Units		08/21		76,923	77	108	—%	(7)(29)
Ocelot Holdco LLC	Common Stock		10/23		186.67	—	903	0.1%	(7)(29)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		243.81	1,998	2,963	0.2%	(7)
Subtotal Construction & Building (0.4%)*						3,079	5,039
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(29)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(29)
DecksDirect, LLC	Preferred Stock	13.0% PIK	03/25		9.5	10	—	—%	(7)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Lifestyle Intermediate II, LLC	Common Stock		01/25		16,173.0	$—	$—	—%	(7)(29)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		202,393.6	202	95	—%	(7)(29)
RTIC Subsidiary Holdings, LLC	Class A Preferred Stock		02/22		145.347	4	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class B Preferred Stock		02/22		145.347	—	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class C Preferred Stock		02/22		7,844.03	450	52	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Common Stock		02/22		153	—	—	—%	(7)(28)(29)
Serta Simmons Bedding LLC	Common Stock		06/23		109,127	1,630	906	0.1%	(29)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	573	—%	(7)(29)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	79	—%	(7)(29)
Subtotal Consumer goods: Durable (0.1%)*						3,160	1,705
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		233	233	238	—%	(7)
Ice House America, L.L.C.	LLC Units		01/24		2,893	289	281	—%	(7)(29)
Isagenix International, LLC	Common Stock		04/23		58,538	—	—	—%	(7)(28)(29)
Safety Products Holdings, LLC	Preferred Stock		12/20		378.7	380	527	—%	(7)(29)
Subtotal Consumer goods: Non-durable (0.1%)*						902	1,046
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	381	—%	(7)
Five Star Holding LLC	LLC Units		05/22		966.99	967	564	—%	(7)(29)
Subtotal Containers, Packaging, & Glass (0.1%)*						1,244	945
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	2,799	0.2%	(7)
Subtotal Energy: Oil & Gas (0.2%)*						2,799	2,799
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		14,618	16,725	14,874	1.3%	(7)
Subtotal Environmental Industries (1.3%)*						16,725	14,874
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,553	0.2%	(3)(7)(29)
Amalfi Midco	Warrants		09/22		380,385	4	1,075	0.1%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Common Stock		08/24		14.37	—	—	—%	(3)(7)(29)
Forest Buyer, LLC	Class A LLC Units		03/24		122	122	132	—%	(7)
Forest Buyer, LLC	Class B LLC Units		03/24		122	—	136	—%	(7)(29)
GCDL LLC	Common Stock		08/24		243,243.24	243	314	—%	(7)(29)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(29)
HemaSource, Inc.	Common Stock		08/23		101,080	101	128	—%	(7)(29)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	198	—%	(3)(7)(29)
OA Buyer, Inc.	Partnership Units		12/21		210,920.11	211	827	0.1%	(7)(29)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	213	—%	(7)(29)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	01/25		1,229.1	12	37	—%	(7)
Subtotal Healthcare & Pharmaceuticals (0.5%)*						2,668	5,613

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		464	$1	$—	—%	(3)(7)(29)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		41,560	63	31	—%	(3)(7)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		41,560	63	31	—%	(3)(7)
Command Alkon (Project Potter Buyer, LLC)	Class B Partnership Units		04/20		33,324.70	—	151	—%	(7)(29)
CW Group Holdings, LLC	LLC Units		01/21		161,290.32	161	427	—%	(7)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		6,582.7	9,830	5,944	0.5%	(7)
FSS Buyer LLC	LP Interest		08/21		1,160.9	12	17	—%	(7)
FSS Buyer LLC	LP Units		08/21		5,104.3	51	74	—%	(7)(29)
NAW Buyer LLC	LLC Units		09/23		472,512	473	543	—%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		173,749	174	195	—%	(7)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		13.9	14	26	—%	(7)(29)
ProfitOptics, LLC	LLC Units		03/22		241,935.48	161	317	—%	(7)(29)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,357.5	236	233	—%	(7)(29)
Subtotal High Tech Industries (0.7%)*						11,239	7,989
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		8,717.76	280	581	—%	(7)(29)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		2,248.46	72	150	—%	(7)(29)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		8,717.76	9	—	—%	(7)(29)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		2,248.46	2	—	—%	(7)(29)
ASC Communications, LLC	Class A Units		07/22		25,718.20	539	935	0.1%	(7)(29)
Subtotal Media: Advertising, Printing & Publishing (0.1%)*						902	1,666
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		676,881.00	677	2,180	0.2%	(7)(29)
Subtotal Media: Broadcasting & Subscription (0.2%)*						677	2,180
Media: Diversified & Production
BrightSign LLC	LLC Units		10/21		1,107,492.71	1,107	1,251	0.1%	(7)
Learfield Communications, LLC	Common Stock		08/20		55,198	1,921	4,195	0.4%	(29)
Rock Labor LLC	LLC Units		09/23		233,871	1,252	1,202	0.1%	(7)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	398	—%	(7)(29)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	309	—%	(7)
Subtotal Media: Diversified & Production (0.6%)*						4,960	7,355
Services: Business
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	302	—%	(7)(29)
CGI Parent, LLC	Preferred Stock		02/22		657	722	1,909	0.2%	(7)(29)
CMT Opco Holding, LLC (Concept Machine)	LLC Units		09/23		12,634.8	506	—	—%	(7)(29)
Coyo Uprising GmbH	Class A Units		09/21		440	205	217	—%	(3)(7)(29)
Coyo Uprising GmbH	Class B Units		09/21		191	446	412	—%	(3)(7)(29)
DataServ Integrations, LLC	Preferred Units		11/22		96,153.90	96	117	—%	(7)(29)
EFC International	Common Stock		03/23		163.83	231	317	—%	(7)(29)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	195	—%	(7)(29)
Jones Fish Hatcheries & Distributors LLC	LLC Units		02/22		1,018	107	421	—%	(7)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
LeadsOnline, LLC	LLC Units		02/22		81,739	$85	$210	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		66	68	78	—%	(7)(29)
MC Group Ventures Corporation	Partnership Units		06/21		746.66	747	681	0.1%	(7)(29)
NF Holdco, LLC	LLC Units		03/23		639,510	659	448	—%	(7)(29)
Qualified Industries, LLC	Common Stock		03/23		303,030	3	73	—%	(7)(29)
Qualified Industries, LLC	Preferred Stock		03/23		148	144	180	—%	(7)(29)
Recovery Point Systems, Inc.	Partnership Equity		03/21		187,235	187	82	—%	(7)(29)
SmartShift Group, Inc.	Common Stock		09/23		275	275	519	—%	(7)(29)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		1,589	50	83	—%	(7)(29)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	25	—%	(7)
Xeinadin Bidco Limited	Common Stock		05/22		45,665,825	565	589	—%	(3)(7)(29)
Subtotal Services: Business (0.6%)*						5,481	6,858
Services: Consumer
Kid Distro Holdings, LLC	LLC Units		10/21		637,677.11	638	784	0.1%	(7)(29)
Subtotal Services: Consumer (0.1%)*						638	784
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	138	—%	(3)(7)(29)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	26	—%	(3)(7)(29)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	10,167	10,379	0.9%	(7)
Subtotal Telecommunications (0.9%)*						10,278	10,543	0.9%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		348.68	349	587	—%	(7)(29)
Echo Global Logistics, Inc.	Partnership Equity		11/21		530.92	531	375	—%	(7)(29)
FragilePak LLC	Partnership Units		05/21		937.5	938	680	0.1%	(7)(29)
ITI Intermodal, Inc.	Common Stock		01/22		7,500.4	750	979	0.1%	(7)(29)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,231	5,403	3,673	0.3%	(7)(29)
Subtotal Transportation: Cargo (0.5%)*						7,971	6,294
Utilities: Oil & Gas
Proppants Holding, LLC	LLC Units		02/22		1,506,254	—	—	—%	(7)(28)
Subtotal Utilities: Oil & Gas (—%)*						—	—
Subtotal Equity Investments (10.6%)*						110,426	125,726
Royalty Investments:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			3,544	6,379	0.5%	(7)
Subtotal Healthcare & Pharmaceuticals (0.5%)*						3,544	6,379
Subtotal Royalty Investments (0.5%)*						3,544	6,379
Subtotal Non-Control / Non-Affiliate Investments (174.7%)*						2,115,174	2,077,039

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% PIK	11/24	11/31	$12,139	$12,139	$12,139	1.0%	(7)(30)
Subtotal Aerospace & Defense (1.0%)*					12,139	12,139	12,139

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.9% Cash	07/21	07/28	$11,273	$11,202	$11,273	0.9%	(7)(12)(30)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,521	4,545	0.4%	(7)
Subtotal Banking, Finance, Insurance, & Real Estate (1.3%)*					15,818	15,723	15,818
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% PIK	12/23	12/28	7,918	7,918	7,654	0.6%	(7)(13)
Subtotal Chemicals, Plastics, & Rubber (0.6%)*					7,918	7,918	7,654	0.6%
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,715	15,800	1.3%	(7)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	7,662	7,330	7,285	0.6%	(7)
Subtotal Hotel, Gaming, & Leisure (1.9%)*					24,282	23,045	23,085
Subtotal Debt Investments (4.8%)*					60,157	58,825	58,696
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		1,195,449.6	$4,055	$4,046	0.3%	(7)(29)
Subtotal Aerospace & Defense (0.3%)*						4,055	4,046	0.3%
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		89,447,396	93,052	136,855	11.5%	(7)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.0% PIK, 10.4% PIK	02/23		71,000	85,102	85,101	7.2%	(7)(13)(30)
Rocade Holdings LLC	Common LP Units		02/23		23.8	—	490	—%	(7)(29)
Subtotal Banking, Finance, Insurance, & Real Estate (18.7%)*						178,154	222,446
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		1,243,071	12,177	8,353	0.7%	(7)(29)
Subtotal Chemicals, Plastics, & Rubber (0.7%)*						12,177	8,353
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		3,518,097	16,495	19,983	1.7%	(7)(29)
Subtotal Hotel, Gaming, & Leisure (1.7%)*						16,495	19,983
Investment Funds & Vehicles
Jocassee Partners LLC	9.1% Member Interest		06/19			35,158	39,825	3.4%	(3)(32)
Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest		02/22			48,441	40,548	3.4%	(3)(28)(32)
Thompson Rivers LLC	16.0% Member Interest		06/20			21,938	6,237	0.5%	(29)(32)
Waccamaw River LLC	20% Member Interest		02/21			21,165	8,803	0.7%	(3)(32)
Subtotal Investment Funds & Vehicles (8.1%)*						126,702	95,413
Subtotal Equity Investments (29.5%)*						337,583	350,241
Subtotal Affiliate Investments (34.4%)*						396,408	408,937
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Capital Equipment
Security Holdings B.V.	Bridge Loan	5.0% PIK	12/20	06/26	$6,655	$6,655	$6,655	0.6%	(3)(7)(27)
Security Holdings B.V.	Revolver	6.0% PIK	09/23	06/25	5,725	5,814	5,725	0.5%	(3)(7)(27)(30)
Security Holdings B.V.	Senior Unsecured Term Loan	9.0% PIK	04/21	04/28	2,500	2,635	2,500	0.2%	(3)(7)(27)(30)
Security Holdings B.V.	Senior Subordinated Term Loan	3.1% PIK	12/20	06/26	11,345	11,345	11,345	1.0%	(3)(7)(27)
Subtotal Capital Equipment (2.2%)*					26,225	26,449	26,225

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Hotel, Gaming, & Leisure
Black Angus Steakhouses, LLC	First Lien Senior Secured Term Loan	10.0% PIK	02/22	01/26	$40,399	$9,628	$—	—%	(7)(26)(28)
Black Angus Steakhouses, LLC	First Lien Senior Secured Term Loan	14.4% PIK	02/22	01/26	8,666	8,091	2,639	0.2%	(7)(26)(28)
Subtotal Hotel, Gaming, & Leisure (0.2%)*					49,065	17,719	2,639
Subtotal Debt Investments (2.3%)*					75,290	44,168	28,864
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Automotive
MVC Automotive Group Gmbh	Common Equity Interest		12/20		18,000	$19,173	$13,944	1.2%	(3)(7)(27)(29)
Subtotal Automotive (1.2%)*						19,173	13,944
Capital Equipment
Security Holdings B.V.	Common Stock Series A		02/22		17,100	560	449	—%	(3)(7)(27)(29)
Security Holdings B.V.	Common Stock Series B		12/20		1,236	35,192	41,995	3.5%	(3)(7)(27)(29)
Subtotal Capital Equipment (3.6%)*						35,752	42,444
Hotel, Gaming, & Leisure
Black Angus Steakhouses, LLC	LLC Units		02/22		44.6	—	—	—%	(7)(28)(29)
Subtotal Hotel, Gaming, & Leisure (—%)*						—	—
Subtotal Equity Investments (4.8%)*						54,925	56,388
Subtotal Control Investments (7.2%)*						99,093	85,252
Total Investments, March 31, 2025 (216.3%)*						$2,610,675	$2,571,228

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$1,313	February 2029 Notes	$1,313
Total Interest Rate Swaps, March 31, 2025							$1,313

Credit Support Agreements:
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$23,000	$9,400
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	44,800	400
Total Credit Support Agreements, March 31, 2025			$123,000	$67,800	$9,800
(a) The MVC Credit Support Agreement (as defined in “Note 2 – Agreements and Related Party Transactions”) covers all of the investments acquired by Barings BDC, Inc. (the “Company”) from MVC Capital, Inc. (“MVC”) in connection with the MVC Acquisition (as defined in “Note 2 – Agreements and Related Party Transactions”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “MVC Reference Portfolio”). Each investment that is included in the MVC Reference Portfolio is denoted in the above Schedule of Investments with footnote (27).
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
(d) See “Note 2 – Agreements and Related Party Transactions” for additional information regarding the Credit Support Agreements.
(e)     The Sierra Credit Support Agreement (as defined in “Note 2 – Agreements and Related Party Transactions”) covers all of the investments acquired by the Company from Sierra Income Corporation (“Sierra”) in connection with the Sierra Merger (as defined in “Note 2 – Agreements and Related Party Transactions”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from Sierra in connection with the Sierra Merger (collectively, the “Sierra Reference Portfolio”). Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (28).
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$8,000	$5,010	BNP Paribas SA	04/07/25	$(25)
Foreign currency forward contract (AUD)	A$57,901	$36,289	HSBC Bank USA	04/07/25	(206)
Foreign currency forward contract (AUD)	$747	A$1,178	BNP Paribas SA	04/07/25	13
Foreign currency forward contract (AUD)	$41,247	A$64,724	HSBC Bank USA	04/07/25	913
Foreign currency forward contract (AUD)	$36,510	A$58,216	HSBC Bank USA	06/30/25	206

Foreign currency forward contract (CAD)	C$2,090	$1,457	BNP Paribas SA	04/07/25	(4)
Foreign currency forward contract (CAD)	C$7,000	$4,896	HSBC Bank USA	04/07/25	(31)
Foreign currency forward contract (CAD)	$124	C$178	BNP Paribas SA	04/07/25	—
Foreign currency forward contract (CAD)	$6,326	C$8,913	HSBC Bank USA	04/07/25	132
Foreign currency forward contract (CAD)	$1,473	C$2,105	BNP Paribas SA	06/30/25	4

Foreign currency forward contract (DKK)	2,669kr.	$387	MUFG Bank, Ltd.	04/07/25	—
Foreign currency forward contract (DKK)	$378	2,669kr.	BNP Paribas SA	04/07/25	(8)
Foreign currency forward contract (DKK)	$390	2,673kr.	MUFG Bank, Ltd.	06/30/25	—

Foreign currency forward contract (EUR)	€96,576	$104,609	BNP Paribas SA	04/07/25	(260)
Foreign currency forward contract (EUR)	€3,000	$3,277	MUFG Bank, Ltd.	04/07/25	(36)
Foreign currency forward contract (EUR)	$2,228	€2,052	Bank of America, N.A.	04/07/25	11
Foreign currency forward contract (EUR)	$2,016	€1,955	BNP Paribas SA	04/07/25	(96)
Foreign currency forward contract (EUR)	$100,856	€95,570	HSBC Bank USA	04/07/25	(2,404)
Foreign currency forward contract (EUR)	$105,097	€96,576	BNP Paribas SA	06/30/25	248
Foreign currency forward contract (EUR)	$109	€100	HSBC Bank USA	06/30/25	—

Foreign currency forward contract (NZD)	NZ$16,166	$9,272	HSBC Bank USA	04/07/25	(115)
Foreign currency forward contract (NZD)	$184	NZ$326	Bank of America, N.A.	04/07/25	(1)
Foreign currency forward contract (NZD)	$9,187	NZ$15,840	HSBC Bank USA	04/07/25	215
Foreign currency forward contract (NZD)	$9,333	NZ$16,241	HSBC Bank USA	06/30/25	115

Foreign currency forward contract (NOK)	47,039kr	$4,462	HSBC Bank USA	04/07/25	3
Foreign currency forward contract (NOK)	$90	951kr	BNP Paribas SA	04/07/25	—
Foreign currency forward contract (NOK)	$4,132	46,087kr	HSBC Bank USA	04/07/25	(243)
Foreign currency forward contract (NOK)	$4,464	47,066kr	HSBC Bank USA	06/30/25	(3)

Foreign currency forward contract (GBP)	£13,415	$16,987	Bank of America, N.A.	04/07/25	329
Foreign currency forward contract (GBP)	£50,334	$65,063	MUFG Bank, Ltd.	04/07/25	(96)
Foreign currency forward contract (GBP)	$3,893	£3,141	Bank of America, N.A.	04/07/25	(162)
Foreign currency forward contract (GBP)	$75,962	£59,607	BNP Paribas SA	04/07/25	(975)
Foreign currency forward contract (GBP)	$1,235	£1,000	HSBC Bank USA	04/07/25	(56)
Foreign currency forward contract (GBP)	$259	£200	HSBC Bank USA	06/30/25	1
Foreign currency forward contract (GBP)	$62,901	£48,668	MUFG Bank, Ltd.	06/30/25	88

Foreign currency forward contract (SEK)	706kr	$66	Bank of America, N.A.	04/07/25	4
Foreign currency forward contract (SEK)	17,622kr	$1,739	MUFG Bank, Ltd.	04/07/25	15
Foreign currency forward contract (SEK)	$96	1,018kr	Bank of America, N.A.	04/07/25	(5)
Foreign currency forward contract (SEK)	$46	506kr	BNP Paribas SA	04/07/25	(5)
Foreign currency forward contract (SEK)	$1,541	16,805kr	HSBC Bank USA	04/07/25	(132)
Foreign currency forward contract (SEK)	$1,750	17,648kr	MUFG Bank, Ltd.	06/30/25	(15)

Foreign currency forward contract (CHF)	5,685Fr.	$6,445	MUFG Bank, Ltd.	04/07/25	(16)
Foreign currency forward contract (CHF)	$6,511	5,685Fr.	HSBC Bank USA	04/07/25	82
Foreign currency forward contract (CHF)	$6,609	5,772Fr.	MUFG Bank, Ltd.	06/30/25	16
Total Foreign Currency Forward Contracts, March 31, 2025					$(2,499)

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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of March 31, 2025 represented 216.3% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.0% of total investments at fair value as of March 31, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the three months ended March 31, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 12.3% PIK)	$6,414	$1,504	$—	$—	$(264)	$7,654	$221
	Common Stock (1,243,071 shares)	11,262	—	—	—	(2,909)	8,353	—
		17,676	1,504	—	—	(3,173)	16,007	221

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	15,770	25	—	—	5	15,800	353
	Subordinated Term Loan (8.0% Cash)	7,271	10	—	—	4	7,285	160
	LLC Units (3,518,097 units)	16,852	—	—	—	3,131	19,983	—
		39,893	35	—	—	3,140	43,068	513

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 6.50%, 10.9% Cash)	10,091	1,727	(547)	—	2	11,273	282
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	2	—	—	(2)	4,545	87
	LLC units (89,447,396 units)	136,855	23	—	—	(23)	136,855	3,989
		151,491	1,752	(547)	—	(23)	152,673	4,358

Jocassee Partners LLC	9.1% Member Interest	40,761	—	—	—	(936)	39,825	1,427
		40,761	—	—	—	(936)	39,825	1,427

Rocade Holdings LLC(d)	Preferred LP Units (71,000 units) (SOFR + 6.0% PIK, 10.4% PIK)	83,000	2,114	—	—	(13)	85,101	2,114
	Common LP Units (23.8 units)	243	—	—	—	247	490	—
		83,243	2,114	—	—	234	85,591	2,114

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	41,453	—	—	—	(905)	40,548	1,767
		41,453	—	—	—	(905)	40,548	1,767

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% PIK)	3,586	8,553	—	—	—	12,139	145
	LLC Units (1,195,449.6 units)	1,195	2,860	—	—	(9)	4,046	—
		4,781	11,413	—	—	(9)	16,185	145

Thompson Rivers LLC	16.0% Member Interest	7,208	—	(959)	—	(12)	6,237	—
		7,208	—	(959)	—	(12)	6,237	—

Waccamaw River LLC	20% Member Interest	10,730	—	(1,750)	—	(177)	8,803	301
		10,730	—	(1,750)	—	(177)	8,803	301

Total Affiliate Investments		$397,236	$16,818	$(3,256)	$—	$(1,861)	$408,937	$10,846
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)
(c) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.
(d) The fair value of the investment was determined using significant unobservable inputs.
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2025 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (14.4% PIK)(e)	$2,744	$—	$—	$—	$(105)	$2,639	$—
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	—	—	—	—	—	—	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		2,744	—	—	—	(105)	2,639	—

MVC Automotive Group GmbH(d)	Common Equity Interest (18,000 Shares)	13,741	—	—	—	203	13,944	—
		13,741	—	—	—	203	13,944	—

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	—	—	—	(183)	183	—	—
	Limited Partnership Interest (71,790.4 units)	11	—	(116)	(7,166)	7,271	—	—
		11	—	(116)	(7,349)	7,454	—	—

Security Holdings B.V(d)	Bridge Loan (5.0% PIK)	6,655	—	—	—	—	6,655	83
	Revolver (6.0% PIK)	5,333	165	(3)	2	228	5,725	85
	Senior Subordinated Term Loan (3.1% PIK)	11,191	154	—	—	—	11,345	88
	Senior Unsecured Term Loan (9.0% PIK)	2,293	107	—	—	100	2,500	94
	Common Stock Series A (17,100 shares)	399	—	—	—	50	449	—
	Common Stock Series B (1,236 shares)	37,296	—	—	—	4,699	41,995	—
		63,167	426	(3)	2	5,077	68,669	350

Total Control Investments		$79,663	$426	$(119)	$(7,347)	$12,629	$85,252	$350
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2025 was 2.35800%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2025 was 2.33600%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2025 was 2.33600%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2025 was 4.31937%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2025 was 4.28788%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2025 was 4.19259%.
(15)The interest rate on these loans is subject to 1 Month SONIA, which as of March 31, 2025 was 4.46580%.
(16)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2025 was 4.35650%.
(17)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2025 was 4.27950%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2025 was 4.09500%.
(19)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2025 was 4.12540%.
(20)The interest rate on these loans is subject to 3 Month CORRA, which as of March 31, 2025 was 2.77000%.
(21)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2025 was 2.35700%.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)
(22)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2025 was 3.67000%.
(23)The interest rate on these loans is subject to 3 Month SARON, which as of March 31, 2025 was 0.41000%
(24)The interest rate on these loans is subject to 6 Month SARON, which as of March 31, 2025 was 0.20632%.
(25)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2025 was 4.49000%.
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MVC Private Equity Fund LP	Limited Partnership Interest		03/21		71,790.4	$7,282	$11	—%	(3)(27)(29)
Subtotal Investment Funds & Vehicles (—%)*						7,466	11
Subtotal Equity Investments (4.4%)*						62,391	51,447
Subtotal Control Investments (6.7%)*						106,132	79,663
Total Investments, December 31, 2024 (205.8%)*						$2,522,696	$2,449,272
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$(4,396)	February 2029 Notes	$(4,396)
Total Interest Rate Swaps, December 31, 2024							$(4,396)

Credit Support Agreements:
Description(d)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement(a)(b)(c)	Barings LLC	01/01/31	$23,000	$19,250	$5,650
Sierra Credit Support Agreement(e)(f)(g)	Barings LLC	04/01/32	100,000	44,200	(200)
Total Credit Support Agreements, December 31, 2024			$123,000	$63,450	$5,450
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
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, EURIBOR, BBSY, STIBOR, CORRA, SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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
(e) Non-accrual investment.
(6)All of the investment is or will be encumbered as security for the Company’s $0.8 billion February 2019 Credit Facility with ING.
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
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2024. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Repurchase Programs
On February 22, 2024, the Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, the Company was able to repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2025. The Prior Share Repurchase Program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would have been repurchased under the program. During the three months ended March 31, 2025, the Company did not repurchase any shares pursuant to the Prior Share Repurchase Program. During the year ended December 31, 2024, the Company purchased a total of 658,132 shares of its common stock in the open market under the Prior Share Repurchase Program at an average price of $9.79 per share, including brokerage commissions.
On February 20, 2025, the Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2025, the Company repurchased a total of 150,000 shares of its common stock in the open market under the Share Repurchase Program at an average price of $9.67 per share, including brokerage commissions.
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
For the three months ended March 31, 2025 and 2024, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $8.0 million and $8.3 million, respectively. As of March 31, 2025, the Base Management Fee of $8.0 million for the three months ended March 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Base Management Fee of $7.9 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three months ended March 31, 2025 and 2024, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $7.7 million and $8.2 million, respectively. As of March 31, 2025, the Income-Based Fee of $7.7 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Income-Based Fee of $7.9 million was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three months ended March 31, 2025 or 2024.
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
For the three months ended March 31, 2025 and 2024, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.3 million and $0.6 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of March 31, 2025, the administrative expenses of $0.3 million for the three months ended March 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the administrative expenses of $0.5 million incurred for the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
When the Company and the Adviser entered into the MVC Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet. In addition, the MVC Credit Support Agreement is accounted for as a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and is included in “Credit support agreements” in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
For more information, see “Note 9. Subsequent Events.”
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
When the Company and the Adviser entered into the Sierra Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet. In addition, the Sierra Credit Support Agreement is accounted for as a derivative in accordance with ASC Topic 815, and is included in “Credit support agreements” in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2025:
Senior debt and 1st lien notes	$1,874,402	72%	$1,819,640	71%	153%
Subordinated debt and 2nd lien notes	166,374	6	159,085	6	13
Structured products	63,423	3	53,766	2	4
Equity shares	376,154	14	434,144	17	37
Equity warrants	76	—	2,802	—	—
Royalty rights	3,544	—	6,379	—	1
Investment in joint ventures	126,702	5	95,412	4	8
	$2,610,675	100%	$2,571,228	100%	216%
December 31, 2024:
Senior debt and 1st lien notes	$1,747,841	69%	$1,686,411	69%	142%
Subordinated debt and 2nd lien notes	184,043	7	165,455	7	14
Structured products	89,543	4	79,548	3	7
Equity shares	360,691	14	409,129	17	34
Equity warrants	76	—	2,732	—	—
Royalty rights	3,627	—	5,833	—	1
Investment in joint ventures / PE fund	136,875	6	100,164	4	8
	$2,522,696	100%	$2,449,272	100%	206%
During the three months ended March 31, 2025, the Company made 14 new investments totaling $128.2 million and made investments in existing portfolio companies totaling $78.7 million.
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
For both the three months ended March 31, 2025 and 2024, Jocassee declared $15.7 million in distributions, of which $1.4 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,081.9 million as of March 31, 2025, as compared to $1,095.3 million as of December 31, 2024. As of March 31, 2025, Jocassee’s investments had an aggregate cost of $1,140.1 million, as compared to $1,159.0 million as of December 31, 2024. As of March 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments other than non-accrual debt investments was approximately 8.9% and 9.2%, respectively. As of March 31, 2025 and December 31, 2024, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2025:
Senior debt and 1st lien notes	$1,070,331	94%	$1,036,494	96%
Subordinated debt and 2nd lien notes	11,879	1	11,645	1
Equity shares	874	—	611	—
Equity warrants	—	—	433	—
Investment in joint ventures	41,378	4	17,067	2
Short-term investments	15,639	1	15,639	1
	$1,140,101	100%	$1,081,889	100%
December 31, 2024:
Senior debt and 1st lien notes	$1,092,038	94%	$1,052,366	96%
Subordinated debt and 2nd lien notes	11,388	1	11,141	1
Equity shares	874	—	636	—
Equity warrants	—	—	455	—
Investment in joint ventures	44,416	4	20,427	2
Short-term investments	10,283	1	10,283	1
	$1,158,999	100%	$1,095,308	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at March 31, 2025 and December 31, 2024, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2025		December 31, 2024
Aerospace & Defense	$58,174	5%	$61,069	6%
Automotive	12,547	1	11,236	1
Banking, Finance, Insurance, & Real Estate	116,515	11	115,269	11
Beverage, Food, & Tobacco	31,883	3	28,657	3
Capital Equipment	13,413	1	13,376	1
Chemicals, Plastics, & Rubber	26,491	2	30,248	3
Construction & Building	24,073	2	21,805	2
Consumer goods: Durable	22,351	2	26,531	2
Consumer goods: Non-durable	22,863	2	21,629	2
Containers, Packaging, & Glass	28,413	3	28,616	3
Energy: Electricity	9,867	1	10,005	1
Energy: Oil & Gas	12,223	1	11,209	1
Environmental Industries	6,051	1	6,237	—
Forest Products & Paper	1,140	—	1,156	—
Healthcare & Pharmaceuticals	116,717	11	113,530	10
High Tech Industries	93,469	9	87,247	8
Hotel, Gaming, & Leisure	21,258	2	22,031	2
Investment Funds & Vehicles	17,067	2	20,427	2
Media: Advertising, Printing, & Publishing	17,579	2	10,420	1
Media: Broadcasting & Subscription	16,356	1	17,297	2
Media: Diversified & Production	48,538	4	41,913	4
Metals & Mining	4,035	—	4,028	—
Retail	9,137	1	12,361	1
Services: Business	177,600	17	213,492	20
Services: Consumer	59,822	6	58,080	5
Telecommunications	37,325	4	36,205	3
Transportation: Cargo	41,871	4	41,968	4
Transportation: Consumer	8,900	1	8,529	1
Utilities: Electric	10,375	1	10,454	1
Utilities: Oil & Gas	197	—	—	—
Total	$1,066,250	100%	$1,085,025	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at March 31, 2025 and December 31, 2024, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2025		December 31, 2024
Australia	$22,858	2%	$23,187	2%
Austria	5,941	1	5,695	1
Belgium	21,637	2	20,741	2
Canada	496	—	590	—
France	113,624	11	124,810	12
Germany	36,570	3	35,691	3
Hong Kong	14,940	1	14,843	1
Ireland	7,619	1	7,302	1
Luxembourg	2,195	—	2,128	—
Netherlands	41,528	4	39,504	4
Panama	—	—	1,470	—
Singapore	5,000	1	5,000	1
Spain	—	—	2,078	—
Sweden	—	—	3,523	—
Switzerland	588	—	595	—
United Kingdom	111,432	10	111,097	10
USA	681,822	64	686,771	63
Total	$1,066,250	100%	$1,085,025	100%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $176.8 million and $173.5 million outstanding as of March 31, 2025 and December 31, 2024, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $173.3 million and $266.7 million outstanding as of March 31, 2025 and December 31, 2024, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.8 million and $323.7 million outstanding as of March 31, 2025 and December 31, 2024, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of both March 31, 2025 and December 31, 2024, the Company had sold $1,063.3 million of its investments to Jocassee. For the three months ended March 31, 2025, the Company did not have any sales of its investments to Jocassee. As of both March 31, 2025 and December 31, 2024, the Company had nil in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing (“ASC Topic 860”), for treatment as a sale and satisfies the following conditions:
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2025 and December 31, 2024, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	385,000	385,000
Total unfunded commitments by Barings BDC, Inc.	65,000	65,000
Total unfunded commitments by all members	215,000	215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2025. As of March 31, 2025, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2025 and 2024, Thompson Rivers declared $6.0 million and $15.0 million in distributions, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2025 and 2024, the Company recognized $1.0 million and $2.4 million, respectively, of the distributions as a return of capital.
As of March 31, 2025, Thompson Rivers had $169.5 million in Ginnie Mae early buyout loans and $4.5 million in cash. As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of March 31, 2025, Thompson Rivers had 1,069 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of March 31, 2025 and December 31, 2024, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2025:
Federal Housing Administration (“FHA”) loans	$168,675	94%	$158,498	94%
Veterans Affairs (“VA”) loans	11,611	6	10,986	6
	$180,286	100%	$169,484	100%
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $38.7 million and $43.5 million outstanding as of March 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $76.9 million and $90.3 million outstanding as of March 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $25.3 million and $28.7 million outstanding as of March 31, 2025 and December 31, 2024, respectively.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2025 and December 31, 2024, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $162.1 million as of both March 31, 2025 and December 31, 2024.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of March 31, 2025. As of March 31, 2025, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the three months ended March 31, 2025 and 2024, Waccamaw River declared $10.3 million and nil, respectively, in distributions, of which $0.3 million and nil, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2025 and 2024, the Company recognized $1.7 million and nil, respectively, of the distributions as a return of capital.
As of March 31, 2025, Waccamaw River had $36.7 million in unsecured consumer loans and $4.0 million in cash. As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of March 31, 2025, Waccamaw River had 6,758 outstanding loans with an average loan size of $7,745, remaining average life to maturity of 34.5 months and weighted average yield of 12.2%. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7,791, remaining average life to maturity of 35.5 months and weighted average yield of 12.0%.
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
As of March 31, 2025 and December 31, 2024, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc.	$30,280	$30,280
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $82.0 million of total contributed capital by related parties as of both March 31, 2025 and December 31, 2024.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of March 31, 2025, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were fully funded as of March 31, 2025.
For the three months ended March 31, 2025 and 2024, Sierra JV declared $2.0 million and $0.5 million, respectively, in distributions, of which $1.8 million and $0.4 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
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
The total value of Sierra JV’s investment portfolio was $25.1 million as of March 31, 2025, as compared to $33.4 million, as of December 31, 2024. As of March 31, 2025, Sierra JV’s investments had an aggregate cost $27.7 million, as compared to $36.1 million as of December 31, 2024. As of March 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 9.6% and 9.4%, respectively. As of March 31, 2025 and December 31, 2024, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2025:
Senior debt and 1st lien notes	$27,686	100%	$25,115	100%
	$27,686	100%	$25,115	100%
December 31, 2024:
Senior debt and 1st lien notes	$36,083	100%	$33,389	100%
Equity shares	—	—	33	—
	$36,083	100%	$33,422	100%
The industry composition of Sierra JV’s investments at fair value at March 31, 2025 and December 31, 2024 was as follows:

($ in thousands)	March 31, 2025		December 31, 2024
Automotive	$—	—%	$2,746	8%
Banking, Finance, Insurance, & Real Estate	—	—	33	—
Beverage, Food, & Tobacco	3,750	15	3,578	11
Chemicals, Plastics, & Rubber	2,971	12	2,954	9
Consumer goods: Durable	263	1	232	1
Healthcare & Pharmaceuticals	—	—	3,821	11
High Tech Industries	9,289	37	9,363	28
Services: Business	4,244	17	4,411	13
Transportation: Cargo	4,598	18	6,284	19
Total	$25,115	100%	$33,422	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of March 31, 2025 and December 31, 2024, $11.3 million and $10.1 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946. Under ASC Topic 810, Consolidation, Subtopic 10, Consolidation — Overall, Section 15, Scope and Scope Exceptions, paragraph 12, subparagraph d (“ASC 810-10-15-12(d)”), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Eclipse in accordance with ASC Topic 946-320, presented as a single investment measured at fair value.
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2024 of $3.5 million. The total equity invested in Rocade as of March 31, 2025 was $71.0 million (excluding preferred dividends) and the Company had $14.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Rocade in accordance with ASC Topic 946-320, presented as a single investment measured at fair value.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2025: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,474,172	Yield Analysis	Market Yield	5.4% – 22.1%	10.6%	Decrease
	39,634	Market Approach	Adjusted EBITDA Multiple	0.5x – 10.5x	5.7x	Increase
	250,306	Recent Transaction	Transaction Price	97.5% – 100.0%	99.0%	Increase
Subordinated debt and 2nd lien notes	89,687	Yield Analysis	Market Yield	8.6% – 20.0%	12.8%	Decrease
	49,993	Market Approach	Adjusted EBITDA Multiple	0.9x – 27.7x	13.4x	Increase
	792	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(2)	2,739	Yield Analysis	Market Yield	9.3% – 10.3%	9.7%	Decrease
	469	Expected Recovery	Expected Recovery	$469.4	$469.4	Increase
Equity shares(3)	31,197	Yield Analysis	Market Yield	11.5% – 30.5%	16.1%	Decrease
	355,198	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	14.7x	Increase
	712	Market Approach	Revenue Multiple	5.5x – 8.5x	5.9x	Increase
	19,983	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	4,497	Net Asset Approach	Liabilities	$(100,714.1)	$(100,714.1)	Decrease
	55	Expected Recovery	Expected Recovery	$2.5 – $52.1	$49.8	Increase
	14,602	Recent Transaction	Transaction Price	$0.00 – $1,000.00	$144.06	Increase
Equity warrants	2,799	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.5x	8.7x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	6,379	Yield Analysis	Market Yield	15.6% – 30.0%	19.6%	Decrease
(1)Excludes investments with an aggregate fair value amounting to $3,680, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $20,296, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $2,799, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
During the three months ended March 31, 2025, one senior debt and first lien note position with a fair value of $2.9 million transitioned from a yield analysis to a market approach valuation model. In addition, one senior debt and first lien note position with a fair value of $0.2 million transitioned from a broker quote to a market approach valuation model. Lastly, one subordinated debt and second lien note position with a fair value of $3.8 million transitioned from an expected recovery to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,323,618	Yield Analysis	Market Yield	6.5% – 75.8%	10.5%	Decrease
	50,535	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.0x	6.3x	Increase
	247,508	Recent Transaction	Transaction Price	95.0% – 100.0%	98.7%	Increase
Subordinated debt and 2nd lien notes(2)	94,912	Yield Analysis	Market Yield	8.0% – 18.6%	12.7%	Decrease
	47,775	Market Approach	Adjusted EBITDA Multiple	0.9x – 22.4x	11.7x	Increase
	3,791	Expected Recovery	Expected Recovery	$3,790.6	$3,790.6	Increase
	702	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(3)	28,904	Yield Analysis	Market Yield	7.6% – 10.3%	8.2%	Decrease
	1,733	Expected Recovery	Expected Recovery	$1,733.3	$1,733.3	Increase
	5,250	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Equity shares(4)	30,302	Yield Analysis	Market Yield	10.8% – 30.5%	15.7%	Decrease
	339,142	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	12.9x	Increase
	1,353	Market Approach	Revenue Multiple	5.5x – 8.8x	6.0x	Increase
	16,852	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	3,875	Net Asset Approach	Liabilities	$(96,678.3)	$(96,678.3)	Decrease
	59	Expected Recovery	Expected Recovery	$2.5 – $56.9	$54.6	Increase
	10,008	Recent Transaction	Transaction Price	$1.00 – $1,847.58	$1,525.9	Increase
Equity warrants	2,729	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.8x	8.1x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	5,833	Yield Analysis	Market Yield	18.6% – 26.4%	21.0%	Decrease
(1)Excludes investments with an aggregate fair value amounting to $3,840, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $6,523, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $12,777, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to $6,884, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2025 and December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$51,848	$1,767,792	$1,819,640
Subordinated debt and 2nd lien notes	—	18,613	140,472	159,085
Structured products	—	30,262	23,504	53,766
Equity shares	—	5,101	429,043	434,144
Equity warrants	—	—	2,802	2,802
Royalty rights	—	—	6,379	6,379
Investments subject to leveling	$—	$105,824	$2,369,992	$2,475,816
Investment in joint ventures (1)				95,412
				$2,571,228

	Fair Value as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$60,910	$1,625,501	$1,686,411
Subordinated debt and 2nd lien notes	—	11,752	153,703	165,455
Structured products	—	30,884	48,664	79,548
Equity shares	—	654	408,475	409,129
Equity warrants	—	—	2,732	2,732
Royalty rights	—	—	5,833	5,833
Investments subject to leveling	$—	$104,200	$2,244,908	$2,349,108
Investment in joint ventures / PE fund (2)				100,164
				$2,449,272
(1)The Company’s investments in Jocassee, Sierra JV, Thompson Rivers and Waccamaw River are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
(2)The Company’s investments in Jocassee, Sierra JV, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,625,501	$153,703	$48,664	$408,475	$2,732	$5,833	$2,244,908
New investments	184,010	1,974	7,500	13,587	—	—	207,071
Transfers out of Level 3	—	(6,523)	—	(4,085)	—	—	(10,608)
Proceeds from sales of investments / return of capital	(347)	(3)	(1,251)	(940)	—	(83)	(2,624)
Loan origination fees received	(4,156)	(5)	—	—	—	—	(4,161)
Principal repayments received	(48,208)	(12,592)	(29,730)	—	—	—	(90,530)
Payment-in-kind interest / dividends	2,125	942	—	2,573	—	—	5,640
Accretion of loan premium / discount	85	—	—	—	—	—	85
Accretion of deferred loan origination revenue	2,257	248	143	—	—	—	2,648
Realized gain (loss)	(486)	(8,517)	(1,590)	243	—	—	(10,350)
Unrealized appreciation (depreciation)	7,011	11,245	(232)	9,190	70	629	27,913
Fair value, end of period	$1,767,792	$140,472	$23,504	$429,043	$2,802	$6,379	$2,369,992

Three Months Ended March 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,593,797	$223,798	$42,972	$374,572	$2,392	$2,237,531
New investments	117,843	18,330	49	4,831	—	141,053
Investment restructuring	(22,249)	—	—	—	—	(22,249)
Transfers into (out of) Level 3, net	(2,596)	—	—	(4,829)	—	(7,425)
Proceeds from sales of investments	(187)	—	—	—	—	(187)
Loan origination fees received	(2,238)	(281)	—	—	—	(2,519)
Principal repayments received	(78,200)	(11,091)	(357)	—	—	(89,648)
Payment-in-kind interest / dividends	921	1,363	—	2,062	—	4,346
Accretion of loan premium / discount	134	27	—	—	—	161
Accretion of deferred loan origination revenue	2,266	133	—	—	—	2,399
Realized gain (loss)	(7,528)	(5,107)	(6)	—	—	(12,641)
Unrealized appreciation (depreciation)	(6,546)	5,036	2,551	14,480	117	15,638
Fair value, end of period	$1,595,417	$232,208	$45,209	$391,116	$2,509	$2,266,459
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $17.7 million during the three months ended March 31, 2025 was related to portfolio company investments that were still held by the Company as of March 31, 2025. Pre-tax net unrealized appreciation on Level 3 investments of $4.2 million during the three months ended March 31, 2024 was related to portfolio company investments that were still held by the Company as of March 31, 2024.
During the three months ended March 31, 2025, the Company made investments of approximately $177.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
ended March 31, 2025, the Company made investments of $29.6 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2025 and December 31, 2024, the Company had nine and eight portfolio companies, respectively, with investments that were on non-accrual. As of March 31, 2025, the nine portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger and seven portfolio companies originated by Barings. As of December 31, 2024, the eight portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and five portfolio companies originated by Barings.
Interest income from investments in the equity class of a collateralized loan obligation (“CLO”) security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
Payment-in-Kind Income
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
The Company has certain preferred equity securities in its portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the portfolio company.
PIK interest and dividend income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
PIK interest income	$4,318	$3,124
PIK interest income as a % of investment income	6.7%	4.5%
PIK dividend income	$3,149	$2,977
PIK dividend income as % of investment income	4.9%	4.3%
Total PIK income	$7,467	$6,101
Total PIK income as a % of investment income	11.6%	8.7%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both March 31, 2025 and December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee and other income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,764	$1,685
Management, valuation and other fees	566	445
Royalty income	155	—
Total Recurring Fee and Other Income	2,485	2,130
Non-Recurring Fee and Other Income:
Prepayment fees	140	1
Acceleration of unamortized loan origination fees	884	734
Advisory, loan amendment and other fees	64	609
Total Non-Recurring Fee and Other Income	1,088	1,344
Total Fee and Other Income	$3,573	$3,474
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
Segments
The Company lends to and invests in portfolio companies in various industries. The Company operates as a single operating and reporting segment: lending and investment. The segment generates revenues through debt investments, and on a limited basis, may acquire equity investments in portfolio companies. The accounting policies of the lending and investment segment are the same as those described herein and in the Company’s most recent Annual Report on Form 10-K. The Company has identified the Chief Executive Officer, its President, and Chief Financial Officer as the chief operating decision maker (the “CODM”), who evaluates the performance of the lending and investment segment. The CODM uses segment net investment income before taxes and net increase in net assets resulting from operations to determine the capital allocation of the Company, the dividend policy, and the Company’s investment strategy, which is outlined in “Business–Investment Criteria” in Part I, Item 1 of the Company’s most recent Annual Report on Form 10-K. As the Company operates as a single reportable segment, the segment assets are presented on the accompanying Unaudited and Audited Consolidated Balance Sheets as “total assets” and the net investment income before taxes, significant segment expenses, and net increase in net assets resulting from operations are presented on the accompanying Unaudited Consolidated Statements of Operations.
Concentration of Credit Risk
As of March 31, 2025 and December 31, 2024, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2025 and December 31, 2024, the Company’s largest single portfolio company investment represented approximately 5.9% and 6.2%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2025, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Financial and Derivative Instruments
Pursuant to ASC Topic 815, certain derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Unaudited Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Unaudited Consolidated Statements of Operations. The fair value of the Company’s interest rate swaps is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Investments Denominated in Foreign Currencies
As of March 31, 2025, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 10 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, 72 investments that were denominated in Euros, and 28 investments that were denominated in British pounds sterling. As of December 31, 2024, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, 72 investments that were denominated in Euros, and 27 investments that were denominated in British pounds sterling.
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
In addition, during both the three months ended March 31, 2025 and March 31, 2024, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.
4. INCOME TAXES
The Company has elected for federal income tax purposes to be treated, and intends to qualify annually, as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company has historically met its minimum distribution, source-of-income and asset diversification requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three months ended March 31, 2025 and 2024, the Company recorded net expenses of $0.4 million and $0.3 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2025 and December 31, 2024 was approximately $2,618.0 million and $2,550.7 million, respectively. As of March 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $22.4 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $132.3 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $154.7 million. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $50.5 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.0 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $174.5 million.
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
As of March 31, 2025, the Company had a net deferred tax asset of $10.0 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2024, the Company had a net deferred tax asset of $11.0 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against net deferred tax assets when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As of both March 31, 2025 and December 31, 2024, given the losses generated by the entity, the net deferred tax assets have been offset by a valuation allowance of $11.2 million, respectively. The Company concluded that the remaining net deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2025 and December 31, 2024:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2025	March 31, 2025	December 31, 2024
Credit Facility:
February 21, 2019	November 5, 2029	5.898%	$497,268	$438,590
Total Credit Facility			$497,268	$438,590
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
February 12, 2024 - February 2029 Notes (1)	February 15, 2029	7.000%	301,313	295,604
(Less: Deferred financing fees)			(8,032)	(8,773)
Total Notes			$1,018,281	$1,011,831
(1) Inclusive of change in fair market value of effective hedge.
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Combined weighted average interest rate(1)	5.207%	5.625%
Combined weighted average debt outstanding	$1,435,143	$1,444,687
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “November 2021 Amendment”). Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1,065.0 million from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants (the “April 2022 Amendment”). The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”). Effective November 5, 2024 the Company amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as the Company maintains an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month,

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065.0 million to $825.0 million, of which $100.0 million has been reallocated from revolving commitments to term loan commitments (the “November 2024 Amendment”).
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, material misrepresentation of representations and warranties, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of March 31, 2025, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of March 31, 2025, the Company had U.S. dollar borrowings of $303.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 6.347% (one month SOFR of 4.303%), borrowings denominated in British pounds sterling of £49.6 million ($64.0 million U.S. dollars) with an interest rate of 6.363% (one month SONIA of 4.455%) and borrowings denominated in Euros of €120.6 million ($130.3 million U.S. dollars) with an interest rate of 4.625% (one month EURIBOR of 2.750%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of March 31, 2025 and December 31, 2024, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $497.3 million and $438.6 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of March 31, 2025, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of March 31, 2025 and December 31, 2024, the fair value of the outstanding August 2025 Notes was $49.8 million and $49.5 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2025, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of March 31, 2025 and December 31, 2024, the fair value of the outstanding Series B Notes was $61.7 million and $61.6 million, respectively. As of March 31, 2025 and December 31, 2024, the fair value of the outstanding Series C Notes was $108.9 million and $108.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2025, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of March 31, 2025 and December 31, 2024, the fair value of the outstanding Series D Notes was $78.3 million and $77.3 million, respectively. As of March 31, 2025 and December 31, 2024, the fair value of the outstanding Series E Notes was $66.4 million and $65.4 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of March 31, 2025 and December 31, 2024, the fair value of the outstanding November 2026 Notes was $330.4 million and $329.3 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
As of March 31, 2025 and December 31, 2024, the fair value of the outstanding February 2029 Notes was $301.3 million and $295.6 million, respectively. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 7.00% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the interest rate swap had a fair value of $1.3 million and $(4.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
6. DERIVATIVE INSTRUMENTS
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company and the Adviser entered into the MVC Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. See “Note 2. Agreements and

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Related Party Transactions” and “Note 9. Subsequent Events” for additional information regarding the MVC Credit Support Agreement. Net unrealized appreciation or depreciation on the MVC Credit Support Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” in the Company’s Unaudited Consolidated Statements of Operations.
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the MVC Credit Support Agreement as of March 31, 2025 and December 31, 2024:

As of March 31, 2025 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$23,000	$9,400
Total MVC Credit Support Agreement					$9,400

As of December 31, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$19,250	$5,650
Total MVC Credit Support Agreement					$5,650
As of March 31, 2025 and December 31, 2024, the fair value of the MVC Credit Support Agreement was $23.0 million and $19.3 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. As of March 31, 2025, the fair value of the MVC Credit Support Agreement was determined based on the expected proceeds to be received from the termination of the MVC Credit Support Agreement, as discussed in “Note 9. Subsequent Events”. As of December 31, 2024, the fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the discount rate and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 MVC Credit Support Agreement as of December 31, 2024. The average range of unobservable inputs is based on fair value of the MVC Credit Support Agreement.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of March 31, 2025 and December 31, 2024:

As of March 31, 2025 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$44,800	$400
Total Sierra Credit Support Agreement					$400

As of December 31, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$44,200	$(200)
Total Sierra Credit Support Agreement					$(200)
As of March 31, 2025 and December 31, 2024, the fair value of the Sierra Credit Support Agreement was $44.8 million and $44.2 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of March 31, 2025 and December 31, 2024. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

March 31, 2025: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$44,800	Simulation Analysis	Enterprise Value	$44 - $356,400	$178,222	Decrease
			Asset Volatility	25.0% - 55.0%	40.0%	Increase
			Time Until Exit (years)	0.0 - 6.3	3.2	Decrease
			Discount Rate	6.1%	6.1%	Decrease
			Recovery Rate	5.0% - 70.0%	37.5%	Increase

December 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$44,200	Simulation Analysis	Enterprise Value	$15 - $393,900	$196,958	Decrease
			Asset Volatility	25.0% - 55.0%	40.0%	Increase
			Time Until Exit (years)	0.0 - 6.6	3.3	Decrease
			Discount Rate	6.3%	6.3%	Decrease
			Recovery Rate	5.0% - 70.0%	37.5%	Increase
Foreign Currency Forward Contracts
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

The following tables present the Company’s foreign currency forward contracts as of March 31, 2025 and December 31, 2024:

As of March 31, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$8,000	$5,010	04/07/25	$(25)	Derivative liabilities
Foreign currency forward contract (AUD)	A$57,901	$36,289	04/07/25	(206)	Derivative liabilities
Foreign currency forward contract (AUD)	$747	A$1,178	04/07/25	13	Derivative assets
Foreign currency forward contract (AUD)	$41,247	A$64,724	04/07/25	913	Derivative assets
Foreign currency forward contract (AUD)	$36,510	A$58,216	06/30/25	206	Derivative assets

Foreign currency forward contract (CAD)	C$2,090	$1,457	04/07/25	(4)	Derivative liabilities
Foreign currency forward contract (CAD)	C$7,000	$4,896	04/07/25	(31)	Derivative liabilities
Foreign currency forward contract (CAD)	$124	C$178	04/07/25	—	Derivative assets
Foreign currency forward contract (CAD)	$6,326	C$8,913	04/07/25	132	Derivative assets
Foreign currency forward contract (CAD)	$1,473	C$2,105	06/30/25	4	Derivative assets

Foreign currency forward contract (DKK)	2,669kr.	$387	04/07/25	—	Derivative liabilities
Foreign currency forward contract (DKK)	$378	2,669kr.	04/07/25	(8)	Derivative liabilities
Foreign currency forward contract (DKK)	$390	2,673kr.	06/30/25	—	Derivative assets

Foreign currency forward contract (EUR)	€96,576	$104,609	04/07/25	(260)	Derivative liabilities
Foreign currency forward contract (EUR)	€3,000	$3,277	04/07/25	(36)	Derivative liabilities
Foreign currency forward contract (EUR)	$2,228	€2,052	04/07/25	11	Derivative assets
Foreign currency forward contract (EUR)	$2,016	€1,955	04/07/25	(96)	Derivative liabilities
Foreign currency forward contract (EUR)	$100,856	€95,570	04/07/25	(2,404)	Derivative liabilities
Foreign currency forward contract (EUR)	$105,097	€96,576	06/30/25	248	Derivative assets
Foreign currency forward contract (EUR)	$109	€100	06/30/25	—	Derivative assets

Foreign currency forward contract (NZD)	NZ$16,166	$9,272	04/07/25	(115)	Derivative liabilities
Foreign currency forward contract (NZD)	$184	NZ$326	04/07/25	(1)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,187	NZ$15,840	04/07/25	215	Derivative assets
Foreign currency forward contract (NZD)	$9,333	NZ$16,241	06/30/25	115	Derivative assets

Foreign currency forward contract (NOK)	47,039kr	$4,462	04/07/25	3	Derivative assets
Foreign currency forward contract (NOK)	$90	951kr	04/07/25	—	Derivative liabilities
Foreign currency forward contract (NOK)	$4,132	46,087kr	04/07/25	(243)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,464	47,066kr	06/30/25	(3)	Derivative liabilities

Foreign currency forward contract (GBP)	£13,415	$16,987	04/07/25	329	Derivative assets
Foreign currency forward contract (GBP)	£50,334	$65,063	04/07/25	(96)	Derivative liabilities
Foreign currency forward contract (GBP)	$3,893	£3,141	04/07/25	(162)	Derivative liabilities
Foreign currency forward contract (GBP)	$75,962	£59,607	04/07/25	(975)	Derivative liabilities
Foreign currency forward contract (GBP)	$1,235	£1,000	04/07/25	(56)	Derivative liabilities
Foreign currency forward contract (GBP)	$259	£200	06/30/25	1	Derivative assets
Foreign currency forward contract (GBP)	$62,901	£48,668	06/30/25	88	Derivative assets

Foreign currency forward contract (SEK)	706kr	$66	04/07/25	4	Derivative assets
Foreign currency forward contract (SEK)	17,622kr	$1,739	04/07/25	15	Derivative assets
Foreign currency forward contract (SEK)	$96	1,018kr	04/07/25	(5)	Derivative liabilities
Foreign currency forward contract (SEK)	$46	506kr	04/07/25	(5)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,541	16,805kr	04/07/25	(132)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,750	17,648kr	06/30/25	(15)	Derivative liabilities

Foreign currency forward contract (CHF)	5,685Fr.	$6,445	04/07/25	(16)	Derivative liabilities
Foreign currency forward contract (CHF)	$6,511	5,685Fr.	04/07/25	82	Derivative assets
Foreign currency forward contract (CHF)	$6,609	5,772Fr.	06/30/25	16	Derivative assets
Total				$(2,499)

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$7,000	$4,519	01/08/25	$(185)	Derivative liabilities
Foreign currency forward contract (AUD)	A$64,484	$41,090	01/08/25	(1,164)	Derivative liabilities
Foreign currency forward contract (AUD)	A$8,000	$5,010	04/07/25	(56)	Derivative liabilities
Foreign currency forward contract (AUD)	$954	A$1,478	01/08/25	39	Derivative assets
Foreign currency forward contract (AUD)	$965	A$1,411	01/08/25	92	Derivative assets
Foreign currency forward contract (AUD)	$46,948	A$68,596	01/08/25	4,477	Derivative assets
Foreign currency forward contract (AUD)	$41,247	A$64,724	04/07/25	1,167	Derivative assets

Foreign currency forward contract (CAD)	C$8,709	$6,161	01/08/25	(105)	Derivative liabilities
Foreign currency forward contract (CAD)	C$7,000	$4,896	04/07/25	(11)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,461	C$8,709	01/08/25	404	Derivative assets
Foreign currency forward contract (CAD)	$72	C$103	04/07/25	—	Derivative liabilities
Foreign currency forward contract (CAD)	$6,326	C$8,913	04/07/25	107	Derivative assets

Foreign currency forward contract (DKK)	2,570kr.	$362	01/08/25	(5)	Derivative liabilities
Foreign currency forward contract (DKK)	$385	2,570kr.	01/08/25	28	Derivative assets
Foreign currency forward contract (DKK)	$370	2,615kr.	04/07/25	5	Derivative assets

Foreign currency forward contract (EUR)	€4,658	$4,921	01/08/25	(96)	Derivative liabilities
Foreign currency forward contract (EUR)	€95,436	$100,299	01/08/25	(1,455)	Derivative liabilities
Foreign currency forward contract (EUR)	$111,003	€99,494	01/08/25	7,955	Derivative assets
Foreign currency forward contract (EUR)	$671	€600	01/08/25	50	Derivative assets
Foreign currency forward contract (EUR)	$100,856	€95,570	04/07/25	1,467	Derivative assets

Foreign currency forward contract (NZD)	NZ$15,538	$9,003	01/08/25	(297)	Derivative liabilities
Foreign currency forward contract (NZD)	$198	NZ$312	01/08/25	23	Derivative assets
Foreign currency forward contract (NZD)	$9,538	NZ$15,226	01/08/25	1,007	Derivative assets
Foreign currency forward contract (NZD)	$9,187	NZ$15,840	04/07/25	302	Derivative assets

Foreign currency forward contract (NOK)	45,770kr	$4,104	01/08/25	(75)	Derivative liabilities
Foreign currency forward contract (NOK)	$83	921kr	01/08/25	2	Derivative assets
Foreign currency forward contract (NOK)	$4,273	44,849kr	01/08/25	325	Derivative assets
Foreign currency forward contract (NOK)	$4,132	46,087kr	04/07/25	75	Derivative assets

Foreign currency forward contract (GBP)	£5,800	$7,272	01/08/25	(8)	Derivative liabilities
Foreign currency forward contract (GBP)	£59,563	$75,949	01/08/25	(1,356)	Derivative liabilities
Foreign currency forward contract (GBP)	$1,789	£1,382	01/08/25	59	Derivative assets
Foreign currency forward contract (GBP)	$85,174	£63,981	01/08/25	5,047	Derivative assets
Foreign currency forward contract (GBP)	$75,962	£59,607	04/07/25	1,363	Derivative assets

Foreign currency forward contract (SEK)	16,492kr.	$1,505	01/08/25	(12)	Derivative liabilities
Foreign currency forward contract (SEK)	$34	339kr.	01/08/25	3	Derivative assets
Foreign currency forward contract (SEK)	$1,593	16,153kr.	01/08/25	130	Derivative assets
Foreign currency forward contract (SEK)	$1,541	16,805kr.	04/07/25	12	Derivative assets

Foreign currency forward contract (CHF)	5,622Fr.	$6,378	01/08/25	(173)	Derivative liabilities
Foreign currency forward contract (CHF)	$6,706	5,622Fr.	01/08/25	502	Derivative assets
Foreign currency forward contract (CHF)	$6,511	5,685Fr.	04/07/25	175	Derivative assets
Total				$19,818
As of March 31, 2025 and December 31, 2024, the total fair value of the Company’s foreign currency forward contracts was $(2.5) million and $19.8 million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Accelevation LLC(2)	Delayed Draw Term Loan	$1,125	$—
Accelevation LLC(2)	Revolver	834	—
Accurus Aerospace Corporation(2)	Revolver	96	—
Accurus Aerospace Corporation(2)	Revolver	—	461
AD Bidco, Inc.	Delayed Draw Term Loan	3,522	3,522
AD Bidco, Inc.	Revolver	1,303	1,303
Adhefin International(3)	Delayed Draw Term Loan	410	393
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	2,443	2,443
AirX Climate Solutions, Inc.	Revolver	814	814
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	271	259
Americo Chemical Products, LLC(2)	Revolver	471	471
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	—	2,182
Arc Education(3)	Delayed Draw Term Loan	1,040	997
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	368	358
Artemis Bidco Limited(3)	Delayed Draw Term Loan	692	663
ASC Communications, LLC	Revolver	1,089	1,089
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	130	185
ATL II MRO Holdings Inc.	Revolver	3,289	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,190	1,183
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	2,151	2,151
Basin Innovation Group, LLC	Revolver	1,858	1,858
Beyond Risk Management, Inc.	Delayed Draw Term Loan	4,629	4,629
Biolam Group(2)(3)	Delayed Draw Term Loan	652	625
BKF Buyer, Inc.(2)	Revolver	2,970	2,970
Brightpay Limited(2)(3)	Delayed Draw Term Loan	—	131
BrightSign LLC	Revolver	244	244
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	1,392	—
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	580	—
CAi Software, LLC	Revolver	1,261	1,261
Caldwell & Gregory LLC	Delayed Draw Term Loan	3,063	3,312
Caldwell & Gregory LLC	Revolver	2,500	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	51	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	629	629
Cascade Residential Services LLC(2)	Revolver	17	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,396	1,396
CCFF Buyer, LLC	Revolver	1,047	1,047
Centralis Finco S.a.r.l.(3)	Delayed Draw Term Loan	1,676	—
CGI Parent, LLC(2)	Revolver	1,102	1,653
Comply365, LLC(2)	Revolver	1,101	1,101

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	424	407
CSL DualCom(4)	Capex / Acquisition Facility	—	148
DataServ Integrations, LLC	Revolver	481	481
DAWGS Intermediate Holding Co.	Revolver	2,060	—
DecksDirect, LLC(2)	Revolver	127	34
DISA Holdings Corp.	Revolver	343	429
Discovery Buyer, L.P.(2)	Delayed Draw Term Loan	7,216	—
Discovery Buyer, L.P.(2)	Revolver	1,793	—
Dune Group(2)(3)	Delayed Draw Term Loan	429	411
EB Development(3)	Capex / Acquisition Facility	222	—
EB Development(3)	Delayed Draw Term Loan	577	553
Eclipse Business Capital, LLC	Revolver	11,455	12,636
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	585	585
EMI Porta Holdco LLC(2)	Revolver	2,432	2,254
eShipping, LLC	Revolver	1,486	1,486
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	619
Expert Institute Group Inc.(2)	Delayed Draw Term Loan	2,605	—
Expert Institute Group Inc.(2)	Revolver	1,401	—
Express Wash Acquisition Company, LLC(2)	Revolver	115	115
Faraday(3)	Delayed Draw Term Loan	—	928
Footco 40 Limited(2)(4)	Delayed Draw Term Loan	531	515
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	—	361
Fortis Payment Systems, LLC(2)	Revolver	—	625
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,312	2,312
GB Eagle Buyer, Inc.	Revolver	2,026	2,316
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Global Academic Group Limited(2)(7)	Term Loan	13	233
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	43	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	—	49
Graphpad Software, LLC	Delayed Draw Term Loan	2,093	2,093
Graphpad Software, LLC	Revolver	872	872
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(3)	Delayed Draw Term Loan	99	145
Haystack Holdings LLC(2)	Delayed Draw Term Loan	5,836	—
Haystack Holdings LLC(2)	Revolver	1,416	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	165	164
Heavy Construction Systems Specialists, LLC	Revolver	2,632	2,632
HEKA Invest(3)	Delayed Draw Term Loan	562	539
HemaSource, Inc.	Revolver	1,804	1,804
HomeX Services Group LLC	Delayed Draw Term Loan	650	650
HomeX Services Group LLC	Revolver	338	338
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	3,600	—
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	1,280	—
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	660	—
HS Advisory Buyer LLC(2)	Revolver	600	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
HSL Compliance(4)	Delayed Draw Term Loan	3,632	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(2)	Revolver	1,364	1,364
Hydratech Holdings, Inc.	Delayed Draw Term Loan	162	1,725
Hydratech Holdings, Inc.	Revolver	361	924
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816	816
Ice House America, L.L.C.(2)	Revolver	131	257
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	578	582
InvoCare Limited(2)(5)	Delayed Draw Term Loan	277	275
ISTO Technologies II, LLC	Revolver	714	714
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	735	728
Jones Fish Hatcheries & Distributors LLC	Revolver	167	418
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	61	185
Keystone Bidco B.V.(2)(3)	Revolver	29	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	188	402
Lattice Group Holdings Bidco Limited	Delayed Draw Term Loan	227	237
Lattice Group Holdings Bidco Limited	Revolver	35	35
LeadsOnline, LLC	Revolver	2,603	2,603
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	24	23
Marmoutier Holding B.V.(2)(3)	Revolver	68	65
MB Purchaser, LLC	Delayed Draw Term Loan	773	773
MB Purchaser, LLC	Revolver	309	309
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	4,822	4,822
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	276	276
Media Recovery, Inc. (SpotSee)(2)	Revolver	594	635
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	765	742
Megawatt Acquisitionco, Inc.(2)	Revolver	475	475
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	745	691
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	890	884
Momentum Textiles, LLC	Revolver	923	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	569	552
MSI Express Inc.(2)	Delayed Draw Term Loan	1,429	—
MSI Express Inc.(2)	Revolver	1,429	—
MSI Express Inc.(2)	Revolver	456	—
Narda Acquisitionco., Inc.	Revolver	1,311	1,311
NAW Buyer LLC	Delayed Draw Term Loan	5,729	5,729
NAW Buyer LLC	Revolver	1,894	1,894
Next Holdco, LLC	Delayed Draw Term Loan	1,891	1,891
Next Holdco, LLC	Revolver	733	733
NF Holdco, LLC(2)	Revolver	829	829
Northstar Recycling, LLC	Delayed Draw Term Loan	4,295	4,295
Northstar Recycling, LLC	Revolver	3,527	3,527
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	468	449
OA Buyer, Inc.	Revolver	1,331	1,331
OAC Holdings I Corp	Revolver	881	1,370

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	4,276	4,276
OSP Hamilton Purchaser, LLC	Revolver	666	666
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(2)	Delayed Draw Term Loan	3,024	3,256
PDQ.Com Corporation(2)	Delayed Draw Term Loan	1,970	1,970
Polara Enterprises, L.L.C.	Revolver	545	545
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	3,644	4,946
PowerGEM Buyer, Inc.(2)	Revolver	2,579	2,579
Premium Invest(3)	Capex / Acquisition Facility	1,674	1,605
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	468	935
Process Insights Acquisition, Inc.(2)	Revolver	483	104
ProfitOptics, LLC(2)	Revolver	242	242
Pro-Vision Solutions Holdings, LLC(2)	Revolver	1,724	2,077
PSP Intermediate 4, LLC(3)	Delayed Draw Term Loan	202	193
Qualified Industries, LLC	Revolver	242	242
R1 Holdings, LLC	Revolver	1,256	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	1,461	2,399
Randys Holdings, Inc.	Revolver	1,045	1,231
Rapid Buyer LLC	Delayed Draw Term Loan	2,956	2,956
Rapid Buyer LLC	Revolver	1,478	1,478
Rocade Holdings LLC(2)	Preferred Equity	14,000	14,000
Rock Labor LLC(2)	Revolver	1,103	1,103
ROI Solutions LLC	Delayed Draw Term Loan	3,506	3,506
ROI Solutions LLC	Revolver	3,138	3,138
Royal Buyer, LLC	Revolver	1,748	1,748
RPX Corporation	Revolver	3,024	3,024
Saab Purchaser, Inc.	Delayed Draw Term Loan	4,787	4,787
Saab Purchaser, Inc.	Revolver	2,394	2,394
Sanoptis S.A.R.L.(2)(3)	Term Loan	2,562	2,456
Sansidor BV(2)(3)	Capex / Acquisition Facility	281	396
SBP Holdings LP	Delayed Draw Term Loan	7,905	7,905
SBP Holdings LP	Revolver	3,250	3,250
Scout Bidco B.V.(2)(3)	Revolver	1,042	999
Security Holdings B.V.(2)(3)	Delayed Draw Term Loan	2,160	—
Security Holdings B.V.(2)(3)	Revolver	1,080	1,036
Security Holdings B.V.(2)(3)	Revolver	756	880
Sinari Invest(3)	Delayed Draw Term Loan	468	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	503
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	6,611	15,164
Smartling, Inc.	Revolver	1,176	1,176
SmartShift Group, Inc.	Revolver	1,651	1,651
Solo Buyer, L.P.(2)	Revolver	1,130	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	231	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	78	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	1,453	1,453
SPATCO Energy Solutions, LLC	Revolver	1,188	1,188
Spatial Business Systems LLC	Revolver	1,406	1,406

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	510	2,226
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	4,085	4,085
Superjet Buyer, LLC(2)	Revolver	2,432	2,432
SVI International LLC	Delayed Draw Term Loan	74	74
SVI International LLC	Revolver	74	74
Tank Holding Corp(2)	Delayed Draw Term Loan	—	139
Tank Holding Corp	Revolver	873	873
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,168	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	8,016	8,016
TAPCO Buyer LLC	Revolver	2,915	2,915
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	234	233
Techone B.V.(2)(3)	Revolver	513	492
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	4,896	—
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	3,590	—
Tencarva Machinery Company, LLC(2)	Revolver	2,103	1,470
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	827	827
THG Acquisition, LLC	Delayed Draw Term Loan	2,259	2,299
THG Acquisition, LLC	Revolver	1,444	1,401
Trintech, Inc.	Revolver	383	383
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	11,751	11,751
TSYL Corporate Buyer, Inc.(2)	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	258	234
UHY Advisors, Inc.	Delayed Draw Term Loan	13,247	13,247
UHY Advisors, Inc.	Revolver	2,727	3,507
Union Bidco Limited(4)	Capex / Acquisition Facility	68	66
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	668	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	468	449
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	12,065	12,065
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	2,355	2,355
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	1,708	2,912
Whitcraft Holdings, Inc.(2)	Revolver	631	893
White Bidco Limited	Delayed Draw Term Loan	514	515
Woodland Foods, LLC(2)	Delayed Draw Term Loan	1,559	—
Woodland Foods, LLC(2)	Line of Credit	1,882	1,177
World 50, Inc.	Revolver	973	973
WWEC Holdings III Corp(2)	Revolver	2,484	2,484
ZB Holdco LLC(2)	Delayed Draw Term Loan	1,759	—
ZB Holdco LLC(2)	Revolver	754	338
Total unused commitments to extend financing		$418,996	$388,772
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both March 31, 2025 and December 31, 2024, the Company had guaranteed €9.9 million ($10.7 million U.S. dollars and $10.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh (“MVC Auto”) that mature in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2025	2024
Per share data:
Net asset value at beginning of period	$11.29	$11.28
Net investment income (1)	0.25	0.28
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.01)	(0.20)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.07	0.34
Total increase (decrease) from investment operations (1)	0.31	0.42
Dividends / distributions paid to stockholders from net investment income	(0.31)	(0.26)
Net asset value at end of period	$11.29	$11.44
Market value at end of period (2)	$9.85	$9.56
Shares outstanding at end of period	105,258,938	105,951,159
Net assets at end of period	$1,188,803	$1,211,876
Average net assets	$1,195,355	$1,205,141
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (3)	12.73%	13.43%
Ratio of net investment income to average net assets (annualized)	8.83%	9.74%
Portfolio turnover ratio (annualized)	4.32%	4.69%
Total return (4)	2.95%	11.44%
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
9. SUBSEQUENT EVENTS
On May 8, 2025, the Board declared a quarterly distribution of $0.26 per share payable on June 11, 2025 to holders of record as of June 4, 2025.
On May 8, 2025, the Company entered into the Termination and Cancellation Agreement (the “Termination Agreement”) with Barings to terminate all rights and obligations under the MVC Credit Support Agreement in exchange for Barings’ cash payment, on or prior to June 30, 2025, of $23.0 million to the Company, which amount represents Barings’ maximum obligation under the MVC Credit Support Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2025, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, disruptions related to tariffs and other trade or sanction issues, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We and Barings have applied for a new exemptive relief order which, if granted, would supersede the Co-Investment Exemptive Relief with respect to negotiated co-investment transactions alongside Barings’ affiliated private and SEC-registered funds. There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
As of March 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.9% and 10.2%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.3% and 9.8% as of March 31, 2025 and December 31, 2024, respectively.

Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $353.3 billion Global Fixed Income Platform (as of March 31, 2025) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 52 investment professionals (as of March 31, 2025) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of March 31, 2025, our asset coverage ratio was 178.3%.
Portfolio Composition
The total value of our investment portfolio was $2,571.2 million as of March 31, 2025, as compared to $2,449.3 million as of December 31, 2024. As of March 31, 2025, we had investments in 329 portfolio companies with an aggregate cost of $2,610.7 million. As of December 31, 2024, we had investments in 328 portfolio companies with an aggregate cost of $2,522.7 million. As of both March 31, 2025 and December 31, 2024, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2025 and December 31, 2024, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2025:
Senior debt and 1st lien notes	$1,874,402	72%	$1,819,640	71%
Subordinated debt and 2nd lien notes	166,374	6	159,085	6
Structured products	63,423	3	53,766	2
Equity shares	376,154	14	434,144	17
Equity warrants	76	—	2,802	—
Royalty rights	3,544	—	6,379	—
Investment in joint ventures	126,702	5	95,412	4
	$2,610,675	100%	$2,571,228	100%
December 31, 2024:
Senior debt and 1st lien notes	$1,747,841	69%	$1,686,411	69%
Subordinated debt and 2nd lien notes	184,043	7	165,455	7
Structured products	89,543	4	79,548	3
Equity shares	360,691	14	409,129	17
Equity warrants	76	—	2,732	—
Royalty rights	3,627	—	5,833	—
Investment in joint ventures / PE fund	136,875	6	100,164	4
	$2,522,696	100%	$2,449,272	100%
Investment Activity
During the three months ended March 31, 2025, we made 14 new investments totaling $128.2 million and made investments in existing portfolio companies totaling $78.7 million. We had 10 loans repaid totaling $66.1 million and recognized a net realized loss on these transactions of $10.2 million. We also received $33.9 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $0.4 million. We received $5.2 million of return of capital from our joint ventures, equity, and royalty rights investments. Lastly, we received proceeds related to the sales and exits of equity investments totaling $1.1 million and recognized a net realized loss on such sales totaling $7.1 million.
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

Total portfolio investment activity for the three months ended March 31, 2025 and 2024 was as follows:

Three Months Ended March 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,686,411	$165,455	$79,548	$409,129	$2,732	$5,833	$100,164	$2,449,272
New investments	183,860	1,974	7,500	13,587	—	—	—	206,921
Proceeds from sales of investments / return of capital	(3,101)	(3)	(2,422)	(944)	—	(83)	(2,825)	(9,378)
Loan origination fees received	(4,156)	(5)	—	—	—	—	—	(4,161)
Principal repayments received	(54,543)	(12,592)	(29,757)	—	—	—	—	(96,892)
Payment-in-kind interest /dividend	2,087	1,193	—	2,573	—	—	—	5,853
Accretion of loan premium /discount	680	32	6	—	—	—	—	718
Accretion of deferred loan origination revenue	2,256	249	143	—	—	—	—	2,648
Realized gain (loss)	(523)	(8,517)	(1,590)	247	—	—	(7,348)	(17,731)
Unrealized appreciation (depreciation)	6,669	11,299	338	9,552	70	629	5,421	33,978
Fair value, end of period	$1,819,640	$159,085	$53,766	$434,144	$2,802	$6,379	$95,412	$2,571,228

Three Months Ended March 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,670,300	$238,215	$93,038	$374,704	$2,392	$110,066	$2,488,715
New investments	119,143	18,330	48	4,831		—	142,352
Investment restructuring	(22,249)	—	—	22,196	53	—	—
Proceeds from sales of investments / return of capital	(12,550)	—	(1,936)	(6,526)	—	(2,396)	(23,408)
Loan origination fees received	(2,239)	(281)	—	—	—	—	(2,520)
Principal repayments received	(83,984)	(11,091)	(384)	—	—	—	(95,459)
Payment-in-kind interest / dividends	1,258	1,363	—	2,062	—	—	4,683
Accretion of loan premium / discount	227	28	6	—	—	—	261
Accretion of deferred loan origination revenue	2,286	133	—	—	—	—	2,419
Realized gain (loss)	(8,130)	(5,107)	(6)	635	—	—	(12,608)
Unrealized appreciation (depreciation)	(5,320)	5,312	4,365	15,580	141	3,024	23,102
Fair value, end of period	$1,658,742	$246,902	$95,131	$413,482	$2,586	$110,694	$2,527,537
Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business – Portfolio Management and Investment Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

The following table shows the classification of our investments by risk rating as of March 31, 2025 and December 31, 2024. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	March 31, 2025		December 31, 2024
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$197,362	8%	$199,308	8%
Category 2	1,724,082	68	1,596,705	66
Category 3	413,626	16	357,015	15
Category 4	147,438	6	209,814	9
Category 5	48,895	2	45,669	2
Total	$2,531,403	100%	$2,408,511	100%

(1) Excludes 9.1% member interest in Jocassee Partners LLC.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2025, we had nine portfolio companies with investments on non-accrual, the aggregate fair value of which was $14.5 million, which comprised 0.6% of the total fair value of our portfolio, and the aggregate cost of which was $47.6 million, which comprised 1.8% of the total cost of our portfolio. As of December 31, 2024, we had eight portfolio companies with investments on non-accrual, the aggregate fair value of which was $8.0 million, which comprised 0.3% of the total fair value of our portfolio, and the aggregate cost of which was $41.6 million, which comprised 1.6% of the total cost of our portfolio.
A summary of our non-accrual assets as of March 31, 2025 is provided below:
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of March 31, 2025, the cost of our debt investment in Biolam was $2.5 million and the fair value of such investment was $1.2 million.

Black Angus Steakhouse, LLC
In connection with the Sierra Merger, we purchased our debt and equity investments in Black Angus Steakhouse, LLC, or Black Angus. As of December 31, 2023, the Black Angus 10% PIK term loan was on non-accrual status and during the quarter ended December 31, 2024, we placed our remaining debt investments in Black Angus on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Black Angus for financial reporting purposes. As of March 31, 2025, the cost of our debt investments in Black Angus was $17.7 million and the fair value of such investments was $2.6 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of March 31, 2025, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.9 million and the fair value of such investment was $0.3 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of March 31, 2025, the cost of our debt investments in Eurofins was $5.2 million and the fair value of such investments was $2.4 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of March 31, 2025, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investments was $24.5 thousand.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of March 31, 2025, the cost of our debt investments in Marmoutier was $2.7 million and the fair value of such investments was $0.2 million.
Polymer Solutions Group Holdings, LLC
In connection with the Sierra Merger we purchased our debt investment in Polymer Solutions Group Holdings, LLC, or Polymer. During the quarter ended December 31, 2024, we placed our debt investment in Polymer on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Polymer for financial reporting purposes. As of March 31, 2025, the cost of our debt investment in Polymer was $1.0 million and the fair value of such investment was $0.5 million.
Ruffalo Noel Levitz, LLC
During the quarter ended March 31, 2025, we placed our debt investment in Ruffalo Noel Levitz, LLC, or Ruffalo, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Ruffalo for financial reporting purposes. As of March 31, 2025, the cost of our debt investment in Ruffalo was $9.9 million and the fair value of such investment was $4.4 million.
Zeppelin Bidco Limited
During the quarter ended March 31, 2025, we placed our debt investment in Zeppelin Bidco Limited, or Zeppelin, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Zeppelin for financial reporting purposes. As of March 31, 2025, the cost of our debt investment in Zeppelin was $6.3 million and the fair value of such investment was $2.9 million.

PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of March 31, 2025, the cost of our debt investment in A.T. Holdings was $11.9 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $8.3 million, or 0.3% of the total fair value of our portfolio.
Results of Operations
Comparison of the three months ended March 31, 2025 and March 31, 2024
Operating results for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Total investment income	$64,438	$69,807
Total operating expenses	37,647	40,204
Net investment income before taxes	26,791	29,603
Income taxes, including excise tax expense	401	250
Net investment income after taxes	26,390	29,353
Net realized gains (losses)	(1,070)	(21,453)
Net unrealized appreciation (depreciation)	7,256	36,101
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	6,186	14,648
Net increase in net assets resulting from operations	$32,576	$44,001
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Investment income:
Total interest income	$45,620	$54,533
Total dividend income	10,742	8,477
Total fee and other income	3,573	3,474
Total payment–in–kind interest income	4,318	3,124
Interest income from cash	185	199
Total investment income	$64,438	$69,807
The change in total investment income for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a decrease in the weighted average yield on the portfolio from lower base rates, partially offset by increased dividends from portfolio companies and joint venture investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 9.9% as of March 31, 2025, as compared to 10.7% as of March 31, 2024. For the three months ended March 31, 2025, dividends from portfolio companies and joint venture investments were $10.7 million, as compared to $8.5 million for the three months ended March 31, 2024.

Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Operating expenses:
Interest and other financing fees	$20,196	$21,082
Base management fee	8,019	8,279
Incentive management fees	7,738	8,167
General and administrative expenses	1,694	2,676
Total operating expenses	$37,647	$40,204
Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2025 and 2024 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes and the February 2029 Notes (each as defined below under “Liquidity and Capital Resources”). The decrease in interest and other financing fees for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, was primarily attributed to lower weighted average borrowings outstanding and a lower weighted average interest rate on the February 2019 Credit Facility. For the three months ended March 31, 2025, the weighted average borrowings outstanding on the February 2019 Credit Facility were $410.1 million, as compared to $558.1 million for the three months ended March 31, 2024. The weighted average interest rate on the February 2019 Credit Facility was 5.9% for the three months ended March 31, 2025, as compared to 7.1% for the three months ended March 31, 2024.
Base Management Fee
Under the terms of the Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2025 and 2024, the amount of Base Management Fees incurred were approximately $8.0 million and $8.3 million, respectively.
The decrease in the Base Management Fees for the three months ended March 31, 2025 versus the three months ended March 31, 2024 is primarily related to the average value of gross assets decreasing from $2,649.4 million as of the end of the two most recently completed calendar quarters prior to March 31, 2024 to $2,566.0 million as of the end of the two most recently completed calendar quarters prior to March 31, 2025. For both the three months ended March 31, 2025 and 2024, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the Barings BDC Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). A portion of the Incentive Fee is based on our income (the “Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee”). The Income-Based Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2025, the amount of Income-Based Fees incurred were $7.7 million, respectively, as compared to $8.2 million, for the three months ended March 31, 2024. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap. The Incentive Fee for both the three months ended March 31, 2025 and March 31, 2024, was limited to the Incentive Fee Cap. The Incentive Fee Cap for the three months ended March 31, 2025 was lower than the Incentive Fee Cap for the three months ended March 31, 2024 as a result of an increase in Cumulative Pre-Incentive Fee Net Return partially offset by a greater increase in incentive fees paid in the trailing twelve quarters (or portion thereof).
General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three months ended March 31, 2025 and 2024, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.3 million and $0.6 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our Board for their service on the Board, directors’ and officers’ insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(10,384)	$(12,608)
Control investments	(7,347)	—
Net realized gains (losses) on investments	(17,731)	(12,608)
Foreign currency transactions	1,448	241
Forward currency contracts	15,213	(9,086)
Net realized gains (losses)	$(1,070)	$(21,453)
During the three months ended March 31, 2025, we recognized net realized losses totaling $1.1 million, which consisted primarily of a net loss on our investment portfolio of $17.7 million, partially offset by a net gain on forward currency contracts of $15.2 million and a net gain on foreign currency transactions of $1.4 million. The net loss on our investment portfolio predominately related to a $9.8 million loss on the exit of two loan investments and a $7.3 million loss on the exit of one equity investment, which were all primarily reclassified from unrealized appreciation during the three months ended March 31, 2025.
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

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$22,232	$8,502
Affiliate investments	(1,861)	2,795
Control investments	12,629	11,805
Net unrealized appreciation (depreciation) of investments	33,000	23,102
Credit support agreements	4,350	(6,350)
Foreign currency transactions	(7,777)	3,516
Forward currency contracts	(22,317)	15,833
Net unrealized appreciation (depreciation)	$7,256	$36,101
During the three months ended March 31, 2025, we recorded net unrealized appreciation totaling $7.3 million, consisting of net unrealized appreciation on our current portfolio of $17.0 million, net unrealized appreciation reclassification adjustments of $16.9 million related to the net realized losses on the sales / exits of certain investments, unrealized appreciation of $3.8 million on the MVC Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings, and unrealized appreciation of $0.6 million on the Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings, partially offset by net unrealized depreciation related to forward currency contracts of $22.3 million, net unrealized depreciation related to foreign currency transactions of $7.8 million and deferred taxes of $1.0 million. The net unrealized appreciation on our current portfolio of $17.0 million was driven primarily by the impact of foreign currency exchange rates on investments of $14.8 million and broad market moves for investments of $7.9 million, partially offset by the credit or fundamental performance of investments of $5.7 million.
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
Cash Flows
For the three months ended March 31, 2025, we experienced a net increase in cash in the amount of $9.3 million. During that period, our operating activities used $7.8 million in cash, consisting primarily of purchases of portfolio investments of $167.2 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $122.4 million. In addition, our financing activities provided net cash of $17.0 million, consisting of net borrowings under the February 2019 Credit Facility of $51.2 million, partially offset by dividends paid in the amount of $32.7 million and share repurchases of $1.5 million. As of March 31, 2025, we had $100.6 million of cash and foreign currencies on hand, including $7.3 million of restricted cash.
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
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and satisfaction of specified financial covenants (the “November 2021 Amendment”). Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants (the “February 2022 Amendment”). Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants (the “April 2022 Amendment”). We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination on June 30, 2020, of Barings BDC Senior Funding I, LLC’s, our indirect wholly-owned Delaware limited liability company (“BSF”), credit facility entered into in August 2018 with Bank of America, N.A., BSF became a subsidiary guarantor whose assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026 (the “May 2023 Amendment”). Effective November 5, 2024 we amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as we maintain an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065 million to $825 million, of which $100 million has been reallocated from revolving commitments to term loan commitments (the “November 2024 Amendment”).
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
As of March 31, 2025, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $303.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 6.347% (one month SOFR of 4.303%), borrowings denominated in British pounds sterling of £49.6 million ($64.0 million U.S. dollars) with an interest rate of 6.363% (one month SONIA of 4.455%) and borrowings denominated in Euros of €120.6 million ($130.3 million U.S. dollars) with an interest rate of 4.625% (one month EURIBOR of 2.750%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.

The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2025, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $497.3 million. See “Note 5. Borrowings — February 2019 Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of March 31, 2025, we were in compliance with all covenants under the August 2020 NPA.
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
As of March 31, 2025, the fair value of the outstanding August 2025 Notes was $49.8 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2025, we were in compliance with all covenants under the November 2020 NPA.
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
As of March 31, 2025, the fair value of the outstanding Series B Notes and the Series C Notes was $61.7 million and $108.9 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2025, we were in compliance with all covenants under the February 2021 NPA.
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
As of March 31, 2025, the fair value of the outstanding Series D Notes and the Series E Notes was $78.3 million and $66.4 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

As of March 31, 2025, the fair value of the outstanding November 2026 Notes was $330.4 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of March 31, 2025, the fair value of the outstanding February 2029 Notes was $301.3 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 7.00% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $1.3 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Share Repurchase Programs
On February 22, 2024, our Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2025. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the three months ended March 31, 2025, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 20, 2025, our Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2025, we repurchased a total of 150,000 shares of common stock in the open market under the Share Repurchase Program at an average price of $9.67 per share, including brokerage commissions.
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
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (“OID”) (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
Recent Developments
Subsequent to March 31, 2025, we made approximately $130.3 million of new commitments, of which $106.5 million closed and funded. The $106.5 million of investments consists of $71.2 million of first lien senior secured debt investments, $33.8 million of second lien senior secured debt investments, $1.2 million of subordinated debt investments and $0.3 million of equity investments. The weighted average yield of the debt investments was 10.6%. In addition, we funded $12.4 million of previously committed revolvers and delayed draw term loans.
On May 8, 2025, the Board declared a quarterly distribution of $0.26 per share payable on June 11, 2025 to holders of record as of June 4, 2025.
On May 8, 2025, we entered into the Termination and Cancellation Agreement (the “Termination Agreement”) with Barings to terminate all rights and obligations under the MVC Credit Support Agreement in exchange for Barings’ cash payment, on or prior to June 30, 2025, of $23.0 million to us, which amount represents Barings’ maximum obligation under the MVC Credit Support Agreement.
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
Valuation of Investments
The Adviser conducts the valuation of our investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by the Adviser and were approved by the Board.
As of March 31, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 216% of our total net assets, as compared to approximately 206% of our total net assets as of December 31, 2024.
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
Valuation of Investments in Jocassee Partners LLC, Thompson Rivers LLC, Waccamaw River LLC and Sierra Loan Strategy JV I LLC
As Jocassee Partners LLC, Thompson Rivers LLC, Waccamaw River LLC and Sierra Loan Strategy JV I LLC are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
Interest income from investments in the equity class of a collateralized loan obligation (“CLO”) security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.
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
Fee and other income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,764	$1,685
Management, valuation and other fees	566	445
Royalty income	155	—
Total Recurring Fee and Other Income	2,485	2,130
Non-Recurring Fee and Other Income:
Prepayment fees	140	1
Acceleration of unamortized loan origination fees	884	734
Advisory, loan amendment and other fees	64	609
Total Non-Recurring Fee and Other Income	1,088	1,344
Total Fee and Other Income	$3,573	$3,474
Payment-in-Kind (PIK) Income
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
We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the portfolio company.
PIK interest and dividend income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
PIK interest income	$4,318	$3,124
PIK interest income as a % of investment income	6.7%	4.5%
PIK dividend income	$3,149	$2,977
PIK dividend income as % of investment income	4.9%	4.3%
Total PIK income	$7,467	$6,101
Total PIK income as a % of investment income	11.6%	8.7%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025 and December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Accelevation LLC(2)	Delayed Draw Term Loan	$1,125	$—
Accelevation LLC(2)	Revolver	834	—
Accurus Aerospace Corporation(2)	Revolver	96	—
Accurus Aerospace Corporation(2)	Revolver	—	461
AD Bidco, Inc.	Delayed Draw Term Loan	3,522	3,522
AD Bidco, Inc.	Revolver	1,303	1,303
Adhefin International(3)	Delayed Draw Term Loan	410	393
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	2,443	2,443
AirX Climate Solutions, Inc.	Revolver	814	814
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	271	259
Americo Chemical Products, LLC(2)	Revolver	471	471
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	—	2,182
Arc Education(3)	Delayed Draw Term Loan	1,040	997
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	368	358
Artemis Bidco Limited(3)	Delayed Draw Term Loan	692	663
ASC Communications, LLC	Revolver	1,089	1,089
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	130	185
ATL II MRO Holdings Inc.	Revolver	3,289	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,190	1,183
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	2,151	2,151
Basin Innovation Group, LLC	Revolver	1,858	1,858
Beyond Risk Management, Inc.	Delayed Draw Term Loan	4,629	4,629
Biolam Group(2)(3)	Delayed Draw Term Loan	652	625
BKF Buyer, Inc.(2)	Revolver	2,970	2,970
Brightpay Limited(2)(3)	Delayed Draw Term Loan	—	131
BrightSign LLC	Revolver	244	244
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	1,392	—
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	580	—

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
CAi Software, LLC	Revolver	1,261	1,261
Caldwell & Gregory LLC	Delayed Draw Term Loan	3,063	3,312
Caldwell & Gregory LLC	Revolver	2,500	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	51	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	629	629
Cascade Residential Services LLC(2)	Revolver	17	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,396	1,396
CCFF Buyer, LLC	Revolver	1,047	1,047
Centralis Finco S.a.r.l.(3)	Delayed Draw Term Loan	1,676	—
CGI Parent, LLC(2)	Revolver	1,102	1,653
Comply365, LLC(2)	Revolver	1,101	1,101
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	424	407
CSL DualCom(4)	Capex / Acquisition Facility	—	148
DataServ Integrations, LLC	Revolver	481	481
DAWGS Intermediate Holding Co.	Revolver	2,060	—
DecksDirect, LLC(2)	Revolver	127	34
DISA Holdings Corp.	Revolver	343	429
Discovery Buyer, L.P.(2)	Delayed Draw Term Loan	7,216	—
Discovery Buyer, L.P.(2)	Revolver	1,793	—
Dune Group(2)(3)	Delayed Draw Term Loan	429	411
EB Development(3)	Capex / Acquisition Facility	222	—
EB Development(3)	Delayed Draw Term Loan	577	553
Eclipse Business Capital, LLC	Revolver	11,455	12,636
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	585	585
EMI Porta Holdco LLC(2)	Revolver	2,432	2,254
eShipping, LLC	Revolver	1,486	1,486
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	619
Expert Institute Group Inc.(2)	Delayed Draw Term Loan	2,605	—
Expert Institute Group Inc.(2)	Revolver	1,401	—
Express Wash Acquisition Company, LLC(2)	Revolver	115	115
Faraday(3)	Delayed Draw Term Loan	—	928
Footco 40 Limited(2)(4)	Delayed Draw Term Loan	531	515
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	—	361
Fortis Payment Systems, LLC(2)	Revolver	—	625
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,312	2,312
GB Eagle Buyer, Inc.	Revolver	2,026	2,316
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Global Academic Group Limited(2)(7)	Term Loan	13	233
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	43	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	—	49
Graphpad Software, LLC	Delayed Draw Term Loan	2,093	2,093
Graphpad Software, LLC	Revolver	872	872
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(3)	Delayed Draw Term Loan	99	145
Haystack Holdings LLC(2)	Delayed Draw Term Loan	5,836	—

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Haystack Holdings LLC(2)	Revolver	1,416	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	165	164
Heavy Construction Systems Specialists, LLC	Revolver	2,632	2,632
HEKA Invest(3)	Delayed Draw Term Loan	562	539
HemaSource, Inc.	Revolver	1,804	1,804
HomeX Services Group LLC	Delayed Draw Term Loan	650	650
HomeX Services Group LLC	Revolver	338	338
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	3,600	—
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	1,280	—
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	660	—
HS Advisory Buyer LLC(2)	Revolver	600	—
HSL Compliance(4)	Delayed Draw Term Loan	3,632	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(2)	Revolver	1,364	1,364
Hydratech Holdings, Inc.	Delayed Draw Term Loan	162	1,725
Hydratech Holdings, Inc.	Revolver	361	924
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816	816
Ice House America, L.L.C.(2)	Revolver	131	257
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	578	582
InvoCare Limited(2)(5)	Delayed Draw Term Loan	277	275
ISTO Technologies II, LLC	Revolver	714	714
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	735	728
Jones Fish Hatcheries & Distributors LLC	Revolver	167	418
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	61	185
Keystone Bidco B.V.(2)(3)	Revolver	29	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	188	402
Lattice Group Holdings Bidco Limited	Delayed Draw Term Loan	227	237
Lattice Group Holdings Bidco Limited	Revolver	35	35
LeadsOnline, LLC	Revolver	2,603	2,603
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	24	23
Marmoutier Holding B.V.(2)(3)	Revolver	68	65
MB Purchaser, LLC	Delayed Draw Term Loan	773	773
MB Purchaser, LLC	Revolver	309	309
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	4,822	4,822
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	276	276
Media Recovery, Inc. (SpotSee)(2)	Revolver	594	635
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	765	742
Megawatt Acquisitionco, Inc.(2)	Revolver	475	475
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	745	691
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	890	884
Momentum Textiles, LLC	Revolver	923	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	569	552
MSI Express Inc.(2)	Delayed Draw Term Loan	1,429	—
MSI Express Inc.(2)	Revolver	1,429	—
MSI Express Inc.(2)	Revolver	456	—

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Narda Acquisitionco., Inc.	Revolver	1,311	1,311
NAW Buyer LLC	Delayed Draw Term Loan	5,729	5,729
NAW Buyer LLC	Revolver	1,894	1,894
Next Holdco, LLC	Delayed Draw Term Loan	1,891	1,891
Next Holdco, LLC	Revolver	733	733
NF Holdco, LLC(2)	Revolver	829	829
Northstar Recycling, LLC	Delayed Draw Term Loan	4,295	4,295
Northstar Recycling, LLC	Revolver	3,527	3,527
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	468	449
OA Buyer, Inc.	Revolver	1,331	1,331
OAC Holdings I Corp	Revolver	881	1,370
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	4,276	4,276
OSP Hamilton Purchaser, LLC	Revolver	666	666
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(2)	Delayed Draw Term Loan	3,024	3,256
PDQ.Com Corporation(2)	Delayed Draw Term Loan	1,970	1,970
Polara Enterprises, L.L.C.	Revolver	545	545
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	3,644	4,946
PowerGEM Buyer, Inc.(2)	Revolver	2,579	2,579
Premium Invest(3)	Capex / Acquisition Facility	1,674	1,605
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	468	935
Process Insights Acquisition, Inc.(2)	Revolver	483	104
ProfitOptics, LLC(2)	Revolver	242	242
Pro-Vision Solutions Holdings, LLC(2)	Revolver	1,724	2,077
PSP Intermediate 4, LLC(3)	Delayed Draw Term Loan	202	193
Qualified Industries, LLC	Revolver	242	242
R1 Holdings, LLC	Revolver	1,256	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	1,461	2,399
Randys Holdings, Inc.	Revolver	1,045	1,231
Rapid Buyer LLC	Delayed Draw Term Loan	2,956	2,956
Rapid Buyer LLC	Revolver	1,478	1,478
Rocade Holdings LLC(2)	Preferred Equity	14,000	14,000
Rock Labor LLC(2)	Revolver	1,103	1,103
ROI Solutions LLC	Delayed Draw Term Loan	3,506	3,506
ROI Solutions LLC	Revolver	3,138	3,138
Royal Buyer, LLC	Revolver	1,748	1,748
RPX Corporation	Revolver	3,024	3,024
Saab Purchaser, Inc.	Delayed Draw Term Loan	4,787	4,787
Saab Purchaser, Inc.	Revolver	2,394	2,394
Sanoptis S.A.R.L.(2)(3)	Term Loan	2,562	2,456
Sansidor BV(2)(3)	Capex / Acquisition Facility	281	396
SBP Holdings LP	Delayed Draw Term Loan	7,905	7,905
SBP Holdings LP	Revolver	3,250	3,250
Scout Bidco B.V.(2)(3)	Revolver	1,042	999
Security Holdings B.V.(2)(3)	Delayed Draw Term Loan	2,160	—
Security Holdings B.V.(2)(3)	Revolver	1,080	1,036
Security Holdings B.V.(2)(3)	Revolver	756	880

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Sinari Invest(3)	Delayed Draw Term Loan	468	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	503
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	6,611	15,164
Smartling, Inc.	Revolver	1,176	1,176
SmartShift Group, Inc.	Revolver	1,651	1,651
Solo Buyer, L.P.(2)	Revolver	1,130	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	231	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	78	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	1,453	1,453
SPATCO Energy Solutions, LLC	Revolver	1,188	1,188
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	510	2,226
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	4,085	4,085
Superjet Buyer, LLC(2)	Revolver	2,432	2,432
SVI International LLC	Delayed Draw Term Loan	74	74
SVI International LLC	Revolver	74	74
Tank Holding Corp(2)	Delayed Draw Term Loan	—	139
Tank Holding Corp	Revolver	873	873
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,168	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	8,016	8,016
TAPCO Buyer LLC	Revolver	2,915	2,915
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	234	233
Techone B.V.(2)(3)	Revolver	513	492
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	4,896	—
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	3,590	—
Tencarva Machinery Company, LLC(2)	Revolver	2,103	1,470
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	827	827
THG Acquisition, LLC	Delayed Draw Term Loan	2,259	2,299
THG Acquisition, LLC	Revolver	1,444	1,401
Trintech, Inc.	Revolver	383	383
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	11,751	11,751
TSYL Corporate Buyer, Inc.(2)	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	258	234
UHY Advisors, Inc.	Delayed Draw Term Loan	13,247	13,247
UHY Advisors, Inc.	Revolver	2,727	3,507
Union Bidco Limited(4)	Capex / Acquisition Facility	68	66
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	668	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	468	449
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	12,065	12,065
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	2,355	2,355
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	1,708	2,912
Whitcraft Holdings, Inc.(2)	Revolver	631	893
White Bidco Limited	Delayed Draw Term Loan	514	515
Woodland Foods, LLC(2)	Delayed Draw Term Loan	1,559	—
Woodland Foods, LLC(2)	Line of Credit	1,882	1,177
World 50, Inc.	Revolver	973	973
WWEC Holdings III Corp(2)	Revolver	2,484	2,484

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
ZB Holdco LLC(2)	Delayed Draw Term Loan	1,759	—
ZB Holdco LLC(2)	Revolver	754	338
Total unused commitments to extend financing		$418,996	$388,772
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both March 31, 2025 and December 31, 2024, we had guaranteed €9.9 million ($10.7 million U.S. dollars and $10.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto, that mature in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
As of March 31, 2025, approximately $1,981.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of March 31, 2025, approximately $797.3 million (principal amount) of our borrowings bore interest at variable rates (approximately 52.4% of our total borrowings as of March 31, 2025) under the February 2019 Credit Facility and the February 2029 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the February 2019 Credit Facility and the February 2029 Notes.
Based on our March 31, 2025 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$59,458	$23,918	$35,540
Up 200 basis points	39,639	15,945	23,694
Up 100 basis points	19,819	7,973	11,846
Down 25 basis points	(4,955)	(1,993)	(2,962)
Down 50 basis points	(9,910)	(3,986)	(5,924)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of March 31, 2025, we had U.S. dollar borrowings of $303.0 million outstanding under the February 2019 Credit Facility with an interest rate of 6.347% (one month SOFR of 4.303%), borrowings denominated in British pounds sterling of £49.6 million ($64.0 million U.S. dollars) with an interest rate of 6.363% (one month SONIA of 4.455%) and borrowings denominated in Euros of €120.6 million ($130.3 million U.S. dollars) with an interest rate of 4.625% (one month EURIBOR of 2.750%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 58,028 shares of our common stock for an aggregate of $549,728 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on February 20, 2025.
On February 20, 2025, the Board authorized a new 12-month Share Repurchase Program. Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2025, we repurchased a total of 150,000 shares of our common stock in the open market under the Share Repurchase Program at an average price of $9.67 per share, including brokerage commissions.

The following chart summarizes repurchases of our common stock for the three months ended March 31, 2025:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January 1 through January 31, 2025	—		$—	—	$23,558
February 1 through February 28, 2025	—		$—	—	$23,558
March 1 through March 31, 2025	208,028	(1)	$9.62	150,000	$28,549
(1)     Includes 58,028 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Appointment of an Officer
On May 8, 2025, the Board appointed Rosa J. Epperson as Chief Accounting Officer of the Company, effective immediately.
Ms. Epperson, 38, previously served as Senior Director of BDC Accounting and Financial reporting for Barings LLC. In addition, Ms. Epperson has served multiple roles for Barings LLC, including Head of Structured Financing Reporting and Operations, as well as Head of US Real Estate Reporting and Operations. Prior to joining Barings, Ms. Epperson held various reporting roles over SEC and private portfolios with Bank of New York Mellon. Ms. Epperson began her career as an auditor with PricewaterhouseCoopers. Ms. Epperson is a graduate of Post University, where she obtained a B.S. degree in Accounting and Criminal Justice. She is also a Connecticut Certified Public Accountant.
There is no arrangement or understanding between Ms. Epperson and any other person pursuant to which she was appointed as Chief Accounting Officer. Further, with regard to Ms. Epperson, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.
Termination of MVC Credit Support Agreement
On May 8, 2025, the Company entered into the Termination and Cancellation Agreement (the “Termination Agreement”) with Barings to terminate all rights and obligations under the MVC Credit Support Agreement in exchange for Barings’ cash payment, on or prior to June 30, 2025, of $23.0 million to the Company, which amount represents Barings’ maximum obligation under the MVC Credit Support Agreement.
The foregoing description of the Termination Agreement is qualified in its entirety by reference to the Termination Agreement, which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.

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

3.4	Articles Supplementary (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

10.1	Termination and Cancellation Agreement.**

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**
**    Filed Herewith.
***    Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS BDC, INC.

Date:	May 8, 2025	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	May 8, 2025	/s/ Rosa J. Epperson
Rosa J. Epperson
Chief Accounting Officer
(Principal Accounting Officer)