Form 10-Q
period 2025-06-30
Barings BDC, Inc.
filed 2025-08-07
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 7, 2025 was 105,158,938.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,156,305 and $2,033,716 as of June 30, 2025 and December 31, 2024, respectively)	$2,128,553	$1,972,373
Affiliate investments (cost of $397,878 and $382,848 as of June 30, 2025 and December 31, 2024, respectively)	409,706	397,236
Control investments (cost of $81,647 and $106,132 as of June 30, 2025 and December 31, 2024, respectively)	85,623	79,663
Total investments at fair value	2,623,882	2,449,272
Cash (restricted cash of $4,714 and $13,493 as of June 30, 2025 and December 31, 2024, respectively)	39,963	74,381
Foreign currencies (cost of $9,294 and $17,343 as of June 30, 2025 and December 31, 2024, respectively)	9,298	16,958
Interest and fees receivable	41,811	39,914
Prepaid expenses and other assets	463	1,745
Credit support agreements (cost of $44,400 and $58,000 as of June 30, 2025 and December 31, 2024, respectively)	51,200	63,450
Derivative assets	3,361	24,816
Deferred financing fees	7,807	8,697
Receivable from unsettled transactions	15,522	16,427
Total assets	$2,793,307	$2,695,660
Liabilities:
Accounts payable and accrued liabilities	$3,943	$5,567
Interest payable	15,430	16,245
Administrative fees payable	356	540
Base management fees payable	8,193	7,888
Incentive management fees payable	11,117	7,871
Derivative liabilities	5,863	9,394
Payable from unsettled transactions	4,189	7,380
Borrowings under credit facility	547,313	438,590
Notes payable (net of deferred financing fees)	1,021,059	1,011,831
Total liabilities	1,617,463	1,505,306
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 105,158,938 and 105,408,938 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	105	105
Additional paid-in capital	1,844,638	1,846,977
Total distributable earnings (loss)	(668,899)	(656,728)
Total net assets	1,175,844	1,190,354
Total liabilities and net assets	$2,793,307	$2,695,660
Net asset value per share	$11.18	$11.29
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$48,899	$54,084	$93,526	$107,273
Affiliate investments	1,181	792	2,054	1,749
Control investments	137	51	257	437
Total interest income	50,217	54,927	95,837	109,459
Dividend income:
Non-Control / Non-Affiliate investments	1,668	1,324	2,811	2,645
Affiliate investments	10,108	10,410	19,707	17,565
Control investments	2,817	—	2,817	—
Total dividend income	14,593	11,734	25,335	20,210
Fee and other income:
Non-Control / Non-Affiliate investments	4,807	3,552	8,346	6,939
Affiliate investments	72	200	104	269
Control investments	1	17	4	34
Total fee and other income	4,880	3,769	8,454	7,242
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	4,007	3,246	7,755	5,728
Affiliate investments	266	268	609	519
Control investments	235	684	463	1,076
Total payment-in-kind interest income	4,508	4,198	8,827	7,323
Interest income from cash	200	258	384	458
Total investment income	74,398	74,886	138,837	144,692
Operating expenses:
Interest and other financing fees	22,176	20,774	42,373	41,856
Base management fee (Note 2)	8,193	8,190	16,211	16,469
Incentive management fees (Note 2)	11,117	1,122	18,855	9,289
General and administrative expenses (Note 2)	2,294	2,343	3,989	5,019
Total operating expenses	43,780	32,429	81,428	72,633
Net investment income before taxes	30,618	42,457	57,409	72,059
Income taxes, including excise tax expense	808	315	1,208	565
Net investment income after taxes	$29,810	$42,142	$56,201	$71,494

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$6,024	$7,685	$(4,360)	$(4,922)
Affiliate investments	—	(4,179)	—	(4,179)
Control investments	(17,109)	—	(24,456)	—
Net realized gains (losses) on investments	(11,085)	3,506	(28,816)	(9,101)
Credit support agreements	9,400	—	9,400	—
Foreign currency transactions	787	153	2,235	393
Forward currency contracts	(14,259)	4,415	954	(4,671)
Net realized gains (losses)	(15,157)	8,074	(16,227)	(13,379)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	8,975	(7,831)	31,205	672
Affiliate investments	663	(5,034)	(1,197)	(2,239)
Control investments	17,817	(13,572)	30,447	(1,766)
Net unrealized appreciation (depreciation) on investments	27,455	(26,437)	60,455	(3,333)
Credit support agreements	(3,000)	(904)	1,350	(7,254)
Foreign currency transactions	(15,205)	1,025	(22,983)	4,541
Forward currency contracts	(3,344)	(4,460)	(25,661)	11,372
Net unrealized appreciation (depreciation)	5,906	(30,776)	13,161	5,326
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(9,251)	(22,702)	(3,066)	(8,053)
Net increase (decrease) in net assets resulting from operations	$20,559	$19,440	$53,135	$63,441
Net investment income per share — basic and diluted	$0.28	$0.40	$0.53	$0.67
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.20	$0.18	$0.51	$0.60
Dividends / distributions per share:
Regular quarterly dividends / distributions	$0.26	$0.26	$0.52	$0.52
Special dividends / distributions	0.05	—	0.10	—
Total dividends / distributions per share	$0.31	$0.26	$0.62	$0.52
Weighted average shares outstanding — basic and diluted	105,232,015	105,898,271	105,302,308	105,968,572

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2025	Number of Shares	Par Value
Balance, March 31, 2025	105,258,938	$105	$1,845,526	$(656,828)	$1,188,803
Net investment income	—	—	—	29,810	29,810
Net realized loss on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(15,157)	(15,157)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	5,906	5,906
Distributions of net investment income	—	—	—	(32,630)	(32,630)
Purchases of shares in repurchase plan	(100,000)	—	(888)	—	(888)
Balance, June 30, 2025	105,158,938	$105	$1,844,638	$(668,899)	$1,175,844

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2024	Number of Shares	Par Value
Balance, March 31, 2024	105,951,159	$106	$1,853,350	$(641,580)	$1,211,876
Net investment income	—	—	—	42,142	42,142
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	8,074	8,074
Net unrealized depreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(30,776)	(30,776)
Distributions of net investment income	—	—	—	(27,532)	(27,532)
Purchases of shares in repurchase plan	(193,167)	—	(1,908)	—	(1,908)
Balance, June 30, 2024	105,757,992	$106	$1,851,442	$(649,672)	$1,201,876

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2025	Number of Shares	Par Value
Balance, December 31, 2024	105,408,938	$105	$1,846,977	$(656,728)	$1,190,354
Net investment income	—	—	—	56,201	56,201
Net realized loss on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(16,227)	(16,227)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	13,161	13,161
Distributions of net investment income	—	—	—	(65,306)	(65,306)
Purchases of shares in repurchase plan	(250,000)	—	(2,339)	—	(2,339)
Balance, June 30, 2025	105,158,938	$105	$1,844,638	$(668,899)	$1,175,844

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2024	Number of Shares	Par Value
Balance, December 31, 2023	106,067,070	$106	$1,854,457	$(658,004)	$1,196,559
Net investment income	—	—	—	71,494	71,494
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(13,379)	(13,379)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	5,326	5,326
Distributions of net investment income	—	—	—	(55,109)	(55,109)
Purchases of shares in repurchase plan	(309,078)	—	(3,015)	—	(3,015)
Balance, June 30, 2024	105,757,992	$106	$1,851,442	$(649,672)	$1,201,876

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$53,135	$63,441
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(409,178)	(216,878)
Repayments received / sales of portfolio investments	274,620	289,310
Loan origination and other fees received	8,243	3,768
Net realized (gain) loss on investments	28,816	9,101
Net realized (gain) loss of CSAs	(9,400)	—
Net realized (gain) loss on foreign currency transactions	(2,235)	(393)
Net realized (gain) loss on forward currency contracts	(954)	4,671
Net unrealized (appreciation) depreciation on investments	(60,455)	3,333
Net unrealized (appreciation) depreciation of CSAs	(1,350)	7,254
Net unrealized (appreciation) depreciation on foreign currency transactions	22,983	(4,541)
Net unrealized (appreciation) depreciation on forward currency contracts	25,661	(11,372)
Payment-in-kind interest / dividends	(11,058)	(10,331)
Amortization of deferred financing fees	2,380	2,251
Accretion of loan origination and other fees	(5,213)	(5,473)
Amortization / accretion of purchased loan premium / discount	(895)	(412)
Proceeds from termination of CSA	23,000	—
Payments for derivative contracts	(21,584)	(11,586)
Proceeds from derivative contracts	22,538	6,914
Changes in operating assets and liabilities:
Interest and fees receivable	(691)	14,625
Prepaid expenses and other assets	1,282	628
Accounts payable and accrued liabilities	723	(6,984)
Interest payable	(830)	5,877
Net cash provided by (used in) operating activities	(60,462)	143,203
Cash flows from financing activities:
Borrowings under credit facility	170,500	24,500
Repayments of credit facility	(84,471)	(388,539)
Proceeds from notes	—	300,000
Financing fees paid	—	(7,205)
Purchases of shares in repurchase plan	(2,339)	(3,015)
Cash dividends / distributions paid	(65,306)	(55,109)
Net cash provided by (used in) financing activities	18,384	(129,368)
Net increase (decrease) in cash and foreign currencies	(42,078)	13,835
Cash and foreign currencies, beginning of period	91,339	70,528
Cash and foreign currencies, end of period	$49,261	$84,363
Supplemental Information:
Cash paid for interest	$38,453	$32,855
Excise taxes paid during the period	$3,665	$1,700
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	04/22	04/28	$13,155	$13,051	$12,958	1.1%	(7)(8)(12)
Accurus Aerospace Corporation	Revolver	SOFR + 5.75%, 10.2% Cash	04/22	04/28	1,325	1,309	1,291	0.1%	(7)(8)(13)(30)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/22	11/28	19,214	18,933	18,987	1.6%	(7)(8)(13)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	11/22	11/28	—	(44)	(39)	—%	(7)(8)(13)(30)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	651	647	650	0.1%	(7)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	12/22	12/30	9,191	9,010	9,108	0.8%	(7)(8)(13)(30)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	12/22	12/30	868	828	852	0.1%	(7)(8)(13)(30)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	11/19	02/29	1,262	1,157	1,262	0.1%	(3)(7)(8)(11)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/19	02/29	6,526	6,448	6,526	0.6%	(3)(7)(8)(14)
M-Personal Protection Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 7.7% Cash	10/24	09/31	12,590	11,440	12,590	1.1%	(3)(7)(8)(10)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/24	03/30	4,139	4,074	3,882	0.3%	(7)(8)(13)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	03/24	03/30	173	163	132	—%	(7)(8)(13)(30)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.9% Cash	03/21	03/28	1,917	1,893	1,917	0.2%	(3)(7)(8)(11)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.9% Cash	03/21	03/27	2,299	2,294	2,299	0.2%	(3)(7)(8)(11)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	12/20	12/26	7,258	7,218	6,702	0.6%	(7)(8)(13)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash, 2.0% PIK	02/21	02/27	15,454	15,369	13,507	1.1%	(7)(8)(13)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/23	02/29	3,013	2,993	2,966	0.3%	(7)(8)(13)(30)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	06/24	02/29	8,482	8,247	8,482	0.7%	(7)(8)(13)
Whitcraft Holdings, Inc.	Revolver	SOFR + 6.50%, 10.8% Cash	02/23	02/29	352	306	352	—%	(7)(8)(13)(30)
Subtotal Aerospace & Defense (8.9%)*					107,869	105,336	104,424
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.4% Cash	07/22	07/30	4,545	4,428	4,241	0.4%	(7)(8)(13)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	03/22	03/29	3,303	3,267	3,303	0.3%	(7)(8)(13)
OAC Holdings I Corp	Revolver	SOFR + 4.75%, 9.2% Cash	03/22	03/28	724	711	724	0.1%	(7)(8)(13)(30)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	11/29	12,052	11,799	12,007	1.0%	(7)(8)(13)(30)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	11/28	1,146	1,111	1,140	0.1%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	07/24	07/30	7,182	7,033	7,064	0.6%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	07/24	07/30	—	(20)	(16)	—%	(7)(8)(13)(30)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.0% Cash	03/24	03/30	643	632	643	0.1%	(7)(8)(13)(30)
SVI International LLC	Revolver	SOFR + 6.75%, 11.0% Cash	03/24	03/30	40	38	40	—%	(7)(8)(13)(30)
Subtotal Automotive (2.5%)*					29,635	28,999	29,146
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	8.50% PIK	05/25	05/32	6,291	5,976	6,165	0.5%	(3)(7)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	02/21	03/28	$3,948	$3,921	$3,948	0.3%	(3)(7)(8)(17)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	10/21	10/27	5,295	5,243	5,295	0.5%	(7)(8)(13)(30)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.0% Cash	03/25	02/32	3,448	3,078	3,325	0.3%	(3)(7)(8)(17)(30)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.5% Cash	11/23	11/30	4,420	3,940	4,347	0.4%	(3)(7)(8)(11)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	10/23	09/30	5,470	4,829	5,406	0.5%	(3)(7)(8)(11)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	09/19	09/26	3,555	3,676	3,555	0.3%	(3)(7)(8)(9)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	05/21	05/28	2,935	2,965	2,884	0.2%	(3)(7)(8)(10)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	06/25	08/31	4,991	4,916	4,916	0.4%	(7)(8)(13)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	04/25	04/32	7,858	7,754	7,751	0.7%	(7)(8)(13)(30)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	04/25	04/32	61	39	38	—%	(7)(8)(13)(30)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash, 4.0% PIK	12/21	06/26	52,336	51,613	51,912	4.4%	(7)(8)(13)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.7% Cash	06/21	12/30	9,919	8,897	9,849	0.8%	(3)(7)(8)(10)(30)
Russell Investments US Institutional Holdco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.8% Cash, 1.5% PIK	04/24	05/27	522	493	511	—%	(7)(8)(13)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 9.5% Cash	10/24	10/31	12,153	12,097	12,098	1.0%	(3)(7)(8)(13)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/21	12/28	13,917	13,699	13,689	1.2%	(7)(8)(13)(30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.75%, 9.0% Cash	10/21	12/28	—	(20)	(23)	—%	(7)(8)(13)(30)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	10/31	4,875	4,809	4,820	0.4%	(7)(8)(12)(30)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/24	10/31	112	99	101	—%	(7)(8)(12)(30)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	11/21	06/26	8,130	8,111	7,666	0.7%	(7)(8)(13)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/23	12/27	10,955	10,694	10,750	0.9%	(7)(8)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (13.5%)*					161,191	156,829	159,003
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 12.2% Cash	04/25	03/29	11,376	11,159	11,376	1.0%	(7)(8)(13)
CTI Foods Holdings Co., LLC	2024 LIFO Term Loan	SOFR + 10.00%, 14.3% PIK	02/24	05/26	4,527	4,411	4,527	0.4%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.3% PIK	02/24	05/26	832	832	832	0.1%	(7)(8)(13)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.3% PIK	02/24	05/26	639	639	639	0.1%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.3% PIK	02/24	05/26	2,232	2,190	2,232	0.2%	(7)(8)(13)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.7% Cash	04/21	04/28	7,235	7,129	7,235	0.6%	(3)(7)(8)(10)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	05/23	04/28	1,152	1,019	1,152	0.1%	(3)(7)(8)(23)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	12/21	12/28	2,434	2,269	2,086	0.2%	(3)(7)(8)(10)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	12/21	12/27	15,735	15,521	15,493	1.3%	(7)(8)(13)(30)
Woodland Foods, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	12/21	12/27	546	519	507	—%	(7)(8)(13)(30)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	02/22	02/28	9,565	9,430	9,428	0.8%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	01/25	01/30	$—	$(19)	$(22)	—%	(7)(8)(13)(30)
ZB Holdco LLC	Revolver	SOFR + 5.75%, 10.2% Cash	02/22	02/28	929	908	904	0.1%	(7)(8)(13)(30)
Subtotal Beverage, Food, & Tobacco (4.8%)*					57,202	56,007	56,389
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/23	11/29	3,296	3,254	3,224	0.3%	(7)(8)(13)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	11/23	11/29	3,298	3,202	3,244	0.3%	(7)(8)(13)(30)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 10.0% Cash	11/23	11/29	—	(14)	(5)	—%	(7)(8)(13)(30)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	07/22	07/29	2,700	2,330	2,700	0.2%	(3)(7)(8)(10)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	03/23	07/29	14,040	13,430	12,285	1.0%	(7)(8)(13)
Brown Machine Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	10/18	10/25	6,088	6,084	5,619	0.5%	(7)(8)(13)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	11/21	11/28	1,303	1,289	1,272	0.1%	(3)(7)(8)(13)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/31	6,803	6,737	6,742	0.6%	(7)(8)(13)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/31	257	237	238	—%	(7)(8)(13)(30)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	951	942	951	0.1%	(7)(8)(12)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	545	534	545	—%	(7)(8)(12)(30)
Process Equipment, Inc. (ProcessBarron)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	03/19	09/26	5,304	5,304	5,177	0.4%	(7)(8)(14)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	07/23	07/29	5,718	5,612	5,285	0.4%	(7)(8)(13)(30)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.6% Cash	07/23	07/29	577	560	506	—%	(7)(8)(13)(30)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	10/24	10/30	5,439	5,341	5,342	0.5%	(7)(8)(13)(30)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 9.1% Cash	10/24	10/30	—	(17)	(17)	—%	(7)(8)(13)(30)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.3% Cash	11/24	11/30	13,845	13,546	13,585	1.2%	(7)(8)(13)(30)
TAPCO Buyer LLC	Revolver	SOFR + 4.50%, 9.3% Cash	11/24	11/30	—	(39)	(35)	—%	(7)(8)(13)(30)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	14,317	14,039	14,032	1.2%	(7)(8)(13)(30)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(21)	(26)	—%	(7)(8)(13)(30)
Subtotal Capital Equipment (6.9%)*					84,481	82,350	80,664
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/23	04/29	2,575	2,534	2,544	0.2%	(7)(8)(12)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/23	04/29	—	(8)	(6)	—%	(7)(8)(12)(30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 7.5% Cash	11/21	10/28	3,429	3,197	3,412	0.3%	(3)(7)(8)(10)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 8.0% Cash	04/22	10/28	2,836	2,544	2,821	0.2%	(3)(7)(8)(11)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.9% Cash	06/22	10/28	1,019	1,019	1,013	0.1%	(3)(7)(8)(13)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	09/21	09/27	2,525	2,489	2,333	0.2%	(3)(7)(8)(11)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.1% Cash	05/25	09/27	1,340	1,252	1,238	0.1%	(3)(7)(8)(10)
Polymer Solutions Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% PIK	02/22	10/25	993	993	421	—%	(7)(8)(12)(26)(28)
Subtotal Chemicals, Plastics, & Rubber (1.2%)*					14,717	14,020	13,776

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/24	08/30	$8,118	$7,998	$8,001	0.7%	(7)(8)(12)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	08/24	08/30	—	(42)	(42)	—%	(7)(8)(12)(30)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	12/21	12/27	12,095	11,983	11,285	1.0%	(7)(8)(13)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 10.2% Cash	12/21	12/27	119	94	(80)	—%	(7)(8)(12)(30)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	05/25	09/27	9,433	9,348	9,342	0.8%	(7)(8)(13)(30)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	05/25	09/27	87	80	80	—%	(7)(8)(12)(30)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/21	08/27	581	576	581	—%	(7)(8)(12)
Ocelot Holdco LLC	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	549	549	549	—%	(7)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	2,933	2,933	2,933	0.2%	(7)
Subtotal Construction & Building (2.8%)*					33,915	33,519	32,649
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.7% Cash, 0.3% PIK	12/21	12/28	1,531	1,516	1,167	0.1%	(7)(8)(13)
DecksDirect, LLC	Revolver	SOFR + 6.50%, 10.7% Cash	12/21	12/28	21	18	(69)	—%	(7)(8)(13)(30)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 9.50%, 13.8% Cash	10/23	10/28	12,677	12,409	12,676	1.1%	(7)(8)(12)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.0% Cash	07/22	01/26	11,091	11,089	10,197	0.9%	(7)(8)(14)(30)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 13.0% Cash	07/22	01/26	—	—	(93)	—%	(7)(8)(14)(30)
Lifestyle Intermediate II, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.6% Cash	02/22	01/26	2,911	2,911	2,721	0.2%	(7)(8)(13)(28)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/25	03/30	7,309	7,241	7,243	0.6%	(7)(8)(13)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	03/25	03/30	—	(9)	(8)	—%	(7)(8)(13)(30)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	11/21	11/27	4,684	4,637	4,389	0.4%	(7)(8)(13)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	752	740	740	0.1%	(7)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	291	288	264	—%	(7)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.2% Cash	03/22	09/30	4,272	4,090	4,071	0.3%	(3)(7)(8)(17)
Subtotal Consumer goods: Durable (3.7%)*					45,539	44,930	43,298
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.40%, 8.3% Cash	02/21	02/28	8,217	8,164	8,118	0.7%	(3)(7)(8)(11)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/24	02/30	5,900	5,786	5,819	0.5%	(7)(8)(14)(30)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	02/24	02/30	—	(16)	(12)	—%	(7)(8)(14)(30)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.2% Cash	04/24	04/29	942	823	890	0.1%	(3)(7)(8)(17)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	04/24	04/29	3,248	3,072	3,285	0.3%	(3)(8)(12)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	01/24	01/30	4,577	4,491	4,399	0.4%	(7)(8)(13)(30)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.8% Cash	01/24	01/30	387	381	373	—%	(7)(8)(13)(30)
Isagenix International, LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.9% Cash	04/23	04/28	954	736	118	—%	(7)(8)(13)(28)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	12/20	12/26	7,292	8,146	7,292	0.6%	(3)(7)(8)(18)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/20	12/26	$14,735	$14,663	$14,735	1.3%	(7)(8)(13)
Subtotal Consumer goods: Non-durable (3.8%)*					46,252	46,246	45,017
Containers, Packaging, & Glass
Brook & Whittle Holding Corp.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.5% Cash	02/22	12/28	2,751	2,732	1,957	0.2%	(8)(14)(28)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	812	798	798	0.1%	(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.6% Cash	05/22	05/30	13,692	13,506	13,595	1.2%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	1,771	1,748	1,751	0.1%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.7% Cash	09/24	09/30	3,763	3,634	3,720	0.3%	(7)(8)(15)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/30	244	236	237	—%	(7)(8)(13)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.7% Cash	09/24	09/30	—	(11)	(9)	—%	(7)(8)(15)(30)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	03/25	03/31	5,558	5,474	5,478	0.5%	(7)(8)(13)(30)
MSI Express Inc.	Revolver	SOFR + 3.75%, 8.1% Cash	03/25	03/31	656	626	627	0.1%	(7)(8)(13)(30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	06/21	06/28	2,302	2,347	2,233	0.2%	(3)(7)(8)(10)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	06/21	06/28	1,416	1,354	1,373	0.1%	(3)(7)(8)(10)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	7,882	7,788	7,787	0.7%	(7)(8)(12)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	05/23	03/28	3,024	2,968	2,994	0.3%	(7)(8)(12)
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	—	(9)	(10)	—%	(7)(8)(12)(30)
Subtotal Containers, Packaging, & Glass (3.6%)*					43,871	43,191	42,531
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	10/22	10/28	12,159	11,990	12,003	1.0%	(7)(8)(13)
WWEC Holdings III Corp	Revolver	SOFR + 5.25%, 9.5% Cash	10/22	10/28	—	(34)	(32)	—%	(7)(8)(13)(30)
Subtotal Energy: Electricity (1.0%)*					12,159	11,956	11,971
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	27,200	27,200	28,013	2.4%
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	02/21	01/27	6,420	6,400	6,369	0.5%	(7)(8)(13)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.65%, 9.0% Cash	12/24	12/30	8,364	8,222	8,237	0.7%	(7)(8)(13)(30)
Northstar Recycling, LLC	Revolver	SOFR + 4.65%, 9.0% Cash	12/24	12/30	—	(40)	(35)	—%	(7)(8)(13)(30)
Subtotal Environmental Industries (3.6%)*					41,984	41,782	42,584
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	13,461	11,875	7,902	0.7%	(3)(7)(31)
Aldinger Company	Second Lien Senior Secured Term Loan	13.5% Cash	04/25	03/30	1,444	1,343	1,343	0.1%	(7)(30)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% PIK	09/22	10/28	342	325	341	—%	(3)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	6,798	5,696	6,350	0.5%	(3)(7)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	11/21	11/28	449	408	449	—%	(3)(7)(8)(10)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	11/21	11/28	2,653	2,523	2,653	0.2%	(3)(7)(8)(17)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.2% Cash	11/21	11/27	1,581	1,675	1,581	0.1%	(3)(7)(8)(19)(30)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.0%, 10.3% PIK	06/21	12/26	1,670	1,860	242	—%	(3)(7)(8)(20)(26)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	$87	$83	$253	—%	(3)(7)(30)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	10/21	10/28	3,634	3,299	3,565	0.3%	(3)(7)(8)(11)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	05/25	05/30	160	143	160	—%	(3)(7)(8)(10)(30)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	05/24	05/29	3,991	3,892	3,907	0.3%	(7)(8)(13)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/24	11/31	2,066	1,787	2,005	0.2%	(3)(7)(8)(10)(30)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 5.85%, 7.8% Cash	01/23	01/29	1,788	1,628	1,778	0.2%	(3)(7)(8)(10)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash	03/22	03/29	5,311	4,882	4,998	0.4%	(3)(7)(8)(11)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/24	03/30	6,103	6,025	6,060	0.5%	(7)(8)(13)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	03/24	03/30	—	(6)	(2)	—%	(7)(8)(13)(30)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/24	08/30	536	528	528	—%	(7)(8)(13)(30)
GCDL LLC	Revolver	SOFR + 6.00%, 10.4% Cash	08/24	08/30	—	(1)	(1)	—%	(7)(8)(13)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	380	355	380	—%	(3)(7)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	11/24	02/30	98	89	98	—%	(3)(7)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% PIK	06/22	06/29	505	446	81	—%	(3)(7)(8)(9)(26)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.8% Cash	10/22	10/29	267	117	128	—%	(3)(7)(8)(10)(30)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.8% Cash	05/25	05/30	884	854	866	0.1%	(3)(7)(8)(10)(30)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	09/22	09/28	734	706	623	0.1%	(3)(7)(8)(19)(30)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	14,785	14,644	13,675	1.2%	(7)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	08/23	08/29	6,739	6,610	6,739	0.6%	(7)(8)(12)
HemaSource, Inc.	Revolver	SOFR + 4.75%, 9.1% Cash	08/23	08/29	—	(32)	—	—%	(7)(8)(12)(30)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash, 3.0% PIK	03/21	09/27	3,696	3,674	3,330	0.3%	(7)(8)(13)
ISTO Technologies II, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/23	10/28	6,684	6,572	6,664	0.6%	(7)(8)(13)
ISTO Technologies II, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/23	10/28	—	(12)	(2)	—%	(7)(8)(13)(30)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 7.5% Cash	03/22	03/27	4,031	4,330	4,031	0.3%	(3)(7)(8)(22)(30)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	08/24	08/31	931	859	915	0.1%	(3)(7)(8)(11)(30)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.2% Cash	08/24	05/31	11	8	10	—%	(3)(7)(8)(11)(30)
Kline Hill Partners LP	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	06/25	05/32	2,065	2,045	2,022	0.2%	(7)(8)(13)(30)
Kline Hill Partners LP	Revolver	SOFR + 4.50%, 8.8% Cash	06/25	05/32	—	(9)	(9)	—%	(7)(8)(13)(30)
Kline Hill Partners LP	Subordinated Term Loan	12.5% Cash	06/25	11/32	2,245	2,217	2,217	0.2%	(7)(30)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% Cash	12/21	12/28	2,424	2,269	2,295	0.2%	(3)(7)(8)(11)(30)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	2,214	2,075	2,050	0.2%	(3)(7)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 10.3% Cash	02/22	10/27	10,209	9,938	9,910	0.8%	(3)(8)(16)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% Cash	11/21	11/29	4,421	4,396	1,864	0.2%	(8)(13)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.5% Cash	07/23	07/30	2,036	1,889	2,036	0.2%	(3)(7)(8)(16)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.8% Cash	03/22	03/28	$13,188	$14,292	$13,187	1.1%	(3)(7)(8)(19)
Navia Benefit Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	02/21	02/29	5,543	5,502	5,543	0.5%	(7)(8)(12)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	09/22	10/29	2,137	1,745	2,131	0.2%	(3)(7)(8)(10)(30)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	08/23	07/29	3,930	3,840	4,798	0.4%	(3)(7)(8)(12)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	06/21	06/28	3,136	3,181	3,083	0.3%	(3)(7)(8)(17)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	12/19	12/26	2,898	2,737	2,898	0.2%	(3)(7)(8)(10)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/22	12/26	1,500	1,500	1,500	0.1%	(3)(7)(8)(13)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 12.5% Cash	10/23	10/29	29	29	29	—%	(7)(8)(12)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.6% Cash	10/23	10/29	595	586	593	0.1%	(7)(8)(12)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	06/22	07/29	4,357	3,731	4,235	0.4%	(3)(7)(8)(11)(30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.2% Cash	06/22	07/29	3,306	2,783	3,250	0.3%	(3)(7)(8)(24)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/25	06/31	4,539	4,483	4,483	0.4%	(7)(8)(13)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 9.0% Cash	06/25	06/31	—	(5)	(5)	0.4%	(7)(8)(13)(30)
Smile Brands Group Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	10/18	10/27	5,300	5,280	4,558	0.4%	(7)(8)(13)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.3% Cash	12/20	11/27	6,673	6,226	6,673	0.6%	(3)(7)(8)(16)(30)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.6% Cash	11/23	08/30	1,050	937	1,035	0.1%	(3)(7)(8)(17)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	04/25	04/32	7,727	7,677	7,662	0.1%	(7)(8)(12)(30)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	04/25	04/32	—	(9)	(9)	0.1%	(7)(8)(12)(30)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.59%, 9.3% Cash	06/22	06/29	1,087	956	1,087	0.1%	(3)(7)(8)(16)(30)
United Therapy Holding III GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.8% Cash	04/22	03/29	2,101	1,884	1,534	0.1%	(3)(7)(8)(11)(30)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.95%, 6.9% Cash	03/23	03/30	2,225	1,970	2,225	0.2%	(3)(7)(8)(10)(30)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	06/25	06/31	6,173	6,039	6,039	0.5%	(7)(8)(12)(30)
Unosquare, LLC	Revolver	SOFR + 4.75%, 9.1% Cash	06/25	06/31	—	(20)	(20)	—%	(7)(8)(12)(30)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.8% Cash	03/25	04/30	45,341	43,614	43,527	3.7%	(7)(8)(13)
Subtotal Healthcare & Pharmaceuticals (19.1%)*					240,268	230,963	224,071
High Tech Industries
1WorldSync, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	07/19	10/25	7,030	7,028	7,030	0.6%	(7)(8)(12)
Alpine SG, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	02/22	11/27	12,775	12,522	12,775	1.1%	(7)(8)(13)(28)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.3% Cash, 3.3% PIK	07/22	07/29	2,186	1,909	2,036	0.2%	(3)(7)(8)(11)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash, 3.3% PIK	07/22	07/29	138	136	129	—%	(3)(7)(8)(14)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.5% Cash, 3.3% PIK	07/22	07/29	1,911	1,628	1,752	0.1%	(3)(7)(8)(17)(30)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	981	863	889	0.1%	(3)(7)
CAi Software, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	12/21	12/28	12,466	12,306	12,466	1.1%	(7)(8)(13)
CAi Software, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	12/21	12/28	1,261	1,229	1,261	0.1%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	05/25	05/31	$877	$862	$861	0.1%	(7)(8)(12)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	05/25	05/31	—	(1)	(1)	—%	(7)(8)(12)(30)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.3% Cash	10/22	10/29	5,466	4,564	5,466	0.5%	(3)(7)(8)(10)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	01/21	01/27	5,200	5,085	5,073	0.4%	(7)(8)(13)(30)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/25	02/32	12,508	12,275	12,293	1.0%	(7)(8)(13)(30)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 9.3% Cash	02/25	02/32	—	(21)	(20)	—%	(7)(8)(13)(30)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	07/21	07/29	14,517	14,340	14,459	1.2%	(7)(8)(13)
Electrical Components International, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	05/24	05/29	10,558	10,384	10,380	0.9%	(7)(8)(13)(30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% PIK	12/22	12/29	1,868	1,561	742	0.1%	(3)(7)(8)(11)(26)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% PIK	12/22	12/29	902	833	358	—%	(3)(7)(8)(13)(26)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.4% PIK	12/22	12/29	2,892	2,407	1,148	0.1%	(3)(7)(8)(17)(26)
Eurofins Digital Testing International LUX Holding SARL	Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	839	642	—	—%	(3)(7)(26)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	8.0% PIK	04/25	04/32	683	626	672	0.1%	(3)(7)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 10.0% Cash	04/25	04/32	259	245	255	—%	(3)(7)(8)(20)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	04/25	04/32	575	509	546	—%	(3)(7)(8)(10)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	04/25	08/31	9,384	9,384	9,384	0.8%	(7)(8)(13)
Graphpad Software, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	06/31	9,463	9,414	9,463	0.8%	(7)(8)(13)(30)
Graphpad Software, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	06/24	06/31	—	(4)	—	—%	(7)(8)(13)(30)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	01/25	01/28	6,621	6,529	6,529	0.6%	(7)(8)(14)(30)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.8% Cash	01/25	01/28	—	(12)	(12)	—%	(7)(8)(14)(30)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/21	11/28	7,184	7,120	7,184	0.6%	(7)(8)(13)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	11/21	11/27	—	(21)	—	—%	(7)(8)(13)(30)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	12/18	05/26	10,831	10,815	10,831	0.9%	(7)(8)(13)
Ivanti Software Inc	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	05/25	06/29	913	868	939	0.1%	(8)(13)(28)
Ivanti Software Inc	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	02/22	06/29	6,060	6,049	3,636	0.3%	(7)(8)(13)(28)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	05/22	05/29	738	726	738	0.1%	(3)(7)(8)(13)(30)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.7% Cash	05/22	05/29	158	155	158	—%	(3)(7)(8)(17)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.50%, 10.1% Cash	05/22	11/28	35	35	35	—%	(3)(7)(8)(13)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	11,790	11,462	11,790	1.0%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
NAW Buyer LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	$—	$(33)	$—	—%	(7)(8)(13)(30)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.35%, 8.9% Cash	01/23	01/30	2,807	2,530	2,807	0.2%	(3)(7)(8)(11)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/23	11/30	22,263	22,008	22,098	1.9%	(7)(8)(13)(30)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.6% Cash	11/23	11/29	—	(8)	(5)	—%	(7)(8)(13)(30)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	12/23	12/30	1,073	977	1,073	0.1%	(3)(7)(8)(10)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/21	12/29	15,474	15,254	15,291	1.3%	(7)(8)(13)(30)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/21	12/29	666	651	654	0.1%	(7)(8)(13)(30)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	08/21	08/27	14,902	14,744	14,731	1.3%	(7)(8)(13)(30)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/29	9,002	8,954	8,909	0.8%	(7)(8)(13)(30)
PowerGEM Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/29	—	(23)	(20)	—%	(7)(8)(13)(30)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	1,604	1,589	1,604	0.1%	(7)(8)(12)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	177	173	177	—%	(7)(8)(12)(30)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	81	81	77	—%	(7)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	7,729	7,627	7,642	0.6%	(7)(8)(12)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/30	249	223	226	—%	(7)(8)(12)(30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	05/22	05/29	959	848	943	0.1%	(3)(7)(8)(10)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/22	05/29	1,411	1,396	1,391	0.1%	(3)(7)(8)(13)
RA Outdoors, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.3% PIK	02/22	04/26	14,544	14,286	8,799	0.7%	(7)(8)(14)(28)
RA Outdoors, LLC	Revolver	SOFR + 6.75%, 11.3% PIK	02/22	04/26	1,391	1,391	841	0.1%	(7)(8)(14)(28)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/31	8,897	8,770	8,789	0.7%	(7)(8)(13)(30)
Saab Purchaser, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/31	532	510	513	—%	(7)(8)(13)(30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	3,750	3,367	3,563	0.3%	(3)(7)(8)(11)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	08/23	05/29	443	443	421	—%	(3)(7)(8)(14)
Scout Bidco B.V.	Revolver	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	453	441	397	—%	(3)(7)(8)(11)(30)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	07/23	07/30	2,145	1,947	2,139	0.2%	(3)(7)(8)(10)(30)
Smartling, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	11/21	11/27	10,383	10,292	10,383	0.9%	(7)(8)(14)
Smartling, Inc.	Revolver	SOFR + 4.50%, 8.9% Cash	11/21	11/27	—	(9)	—	—%	(7)(8)(14)(30)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	06/25	06/28	2,887	2,829	2,836	0.2%	(8)(13)
Vision Solutions Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	02/22	04/29	6,500	6,497	5,988	0.5%	(8)(13)(28)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	10/23	10/30	1,749	1,699	1,742	0.1%	(3)(7)(8)(13)(30)
Subtotal High Tech Industries (23.4%)*					291,140	283,906	275,254
Hotel, Gaming, & Leisure
Aquavista Watersides 2 LTD	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.2% Cash	12/21	12/28	6,908	6,548	6,908	0.6%	(3)(7)(8)(17)
Aquavista Watersides 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 10.50%, 15.6% PIK	12/21	12/28	2,496	2,365	2,496	0.2%	(3)(7)(8)(17)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.2% Cash	05/25	05/31	$7,181	$6,893	$6,984	0.2%	(3)(7)(8)(16)
Subtotal Hotel, Gaming, & Leisure (1.4%)*					16,585	15,806	16,388
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	07/22	07/27	6,136	6,090	6,136	0.5%	(7)(8)(12)
ASC Communications, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	07/22	07/27	—	(7)	—	—%	(7)(8)(12)(30)
Ruffalo Noel Levitz, LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% PIK	01/19	12/26	9,944	9,931	3,113	0.3%	(7)(8)(13)(26)
Ruffalo Noel Levitz, LLC	First Lien Senior Secured Term Loan	SOFR +7.00%, 11.4% Cash	04/25	12/26	6	6	6	—%	(7)(8)(12)
Ruffalo Noel Levitz, LLC	Revolver	SOFR + 7.00%, 11.4% Cash	04/25	12/26	337	331	331	—%	(7)(8)(12)(30)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	12/21	12/27	13,649	13,462	13,431	1.1%	(7)(8)(13)(30)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	12/21	05/30	4,615	4,547	4,557	0.4%	(7)(8)(13)
Superjet Buyer, LLC	Revolver	SOFR + 5.50%, 10.1% Cash	12/21	12/27	—	(25)	(30)	—%	(7)(8)(13)(30)
Subtotal Media: Advertising, Printing, & Publishing (2.3%)*					34,687	34,335	27,544
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	08/20	08/26	6,923	6,884	6,750	0.6%	(7)(8)(13)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	03/29	3,575	3,575	3,434	0.3%	(8)(13)
Subtotal Media: Broadcasting & Subscription (0.9%)*					10,498	10,459	10,184
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	10/21	10/27	5,049	5,027	4,998	0.4%	(7)(8)(12)
BrightSign LLC	Revolver	SOFR + 5.50%, 9.9% Cash	10/21	10/27	820	814	806	0.1%	(7)(8)(12)(30)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.7% Cash, 2.5% PIK	05/19	05/26	10,292	10,271	10,097	0.9%	(7)(8)(14)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.2% Cash	05/19	05/26	3,833	3,823	3,760	0.3%	(7)(8)(13)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	04/22	04/29	247	223	246	—%	(3)(7)(8)(10)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	04/22	04/29	1,750	1,642	1,741	0.1%	(3)(7)(8)(16)(30)
Learfield Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	06/28	5,449	5,457	5,480	0.5%	(8)(12)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.2% Cash	11/20	11/27	1,795	1,720	1,730	0.1%	(3)(7)(8)(17)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	6,504	6,352	6,426	0.5%	(7)(8)(12)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	—	(23)	(13)	—%	(7)(8)(13)(30)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/25	04/30	5,211	5,109	5,106	0.4%	(7)(8)(13)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR +8.50%, 12.8% Cash	04/25	04/30	33,866	32,547	32,512	2.8%	(7)(8)(13)
Screenvision, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/25	04/30	—	(12)	(12)	—%	(7)(8)(13)(30)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/22	12/29	15,255	14,981	14,782	1.3%	(7)(8)(13)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.6% Cash	12/22	12/28	798	769	736	0.1%	(7)(8)(13)(30)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	06/21	06/30	17,994	17,824	17,814	1.5%	(7)(8)(13)
Subtotal Media: Diversified & Production (9.0%)*					108,863	106,524	106,209	9.0%
Metals & Mining
Arch Global Precision LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	04/19	04/26	8,919	8,919	8,786	0.7%	(7)(8)(13)
Subtotal Metals & Mining (0.7%)*					8,919	8,919	8,786	0.7%

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Services: Business
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	01/25	01/31	$3,095	$3,038	$3,044	0.3%	(7)(8)(12)(30)
Accelevation LLC	Revolver	SOFR + 5.00%, 9.3% Cash	01/25	01/31	343	330	331	—%	(7)(8)(12)(30)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.38%, 10.8% Cash	08/21	08/27	2,500	2,473	2,453	0.2%	(3)(7)(8)(14)
Acclime Holdings HK Limited	Subordinated Term Loan	15.0% Cash	05/25	04/30	234	229	229	—%	(3)(7)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	03/22	04/28	8,607	7,959	3,701	0.3%	(3)(7)(8)(10)(26)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	03/24	03/30	13,179	12,898	13,029	1.1%	(7)(8)(12)(30)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.6% Cash	03/24	03/30	—	(26)	(14)	—%	(7)(8)(12)(30)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.20%, 7.2% Cash	05/23	05/30	1,946	1,772	1,946	0.2%	(3)(7)(8)(10)(30)
Adhefin International	Subordinated Term Loan	EURIBOR + 10.5%, 12.5% PIK	05/23	11/30	429	394	429	—%	(3)(7)(8)(10)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.0% Cash	03/23	03/30	5,458	4,879	5,447	0.5%	(3)(7)(8)(10)(30)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.6% Cash	01/20	01/27	3,502	3,217	3,400	0.3%	(3)(7)(8)(16)
Apex Bidco Limited	Subordinated Senior Unsecured Term Loan	8.0% PIK	01/20	07/27	369	347	341	—%	(3)(7)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/24	11/31	494	428	468	—%	(3)(7)(8)(10)(30)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	12/19	12/26	1,643	1,542	1,550	0.1%	(3)(7)(8)(10)
Auxi International	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.5% Cash	04/21	12/26	918	911	866	0.1%	(3)(7)(8)(17)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/21	11/27	4,761	4,722	4,761	0.4%	(7)(8)(12)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.7% Cash	11/21	11/27	—	(4)	—	—%	(7)(8)(12)(30)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,924	1,910	1,924	0.2%	(7)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	12/24	12/30	14,123	13,901	13,924	1.2%	(7)(8)(14)(30)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	12/24	12/30	—	(25)	(23)	—%	(7)(8)(14)(30)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	02/24	05/27	10,642	9,683	10,567	0.9%	(7)(8)(9)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	08/21	08/27	4,085	4,054	4,056	0.3%	(7)(8)(12)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	10/21	10/28	2,448	2,338	2,424	0.2%	(3)(7)(8)(10)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.7% Cash	12/20	12/27	16,333	15,801	15,321	1.3%	(3)(7)(8)(17)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	09/24	09/30	13,381	13,184	13,212	1.1%	(7)(8)(13)(30)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 9.0% Cash	09/24	09/30	—	(33)	(28)	—%	(7)(8)(13)(30)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	05/20	05/27	3,396	2,951	3,396	0.3%	(3)(7)(8)(10)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	03/25	03/32	1,821	1,687	1,821	0.2%	(3)(7)(8)(10)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/22	02/28	13,933	13,738	13,933	1.2%	(7)(8)(13)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	02/22	02/28	—	(15)	—	—%	(7)(8)(13)(30)
CMT Opco Holding, LLC (Concept Machine)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash, 0.3% PIK	01/20	01/27	4,745	4,739	4,095	0.3%	(7)(8)(13)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	04/22	12/29	10,838	10,707	10,600	0.9%	(7)(8)(13)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Comply365, LLC	Revolver	SOFR + 5.25%, 9.7% Cash	04/22	12/29	$—	$(13)	$(24)	—%	(7)(8)(13)(30)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash, 0.3% PIK	09/21	09/28	5,501	5,322	5,354	0.5%	(3)(7)(8)(11)(30)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	09/28	6,915	6,791	6,915	0.6%	(7)(8)(13)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	09/28	86	78	86	—%	(7)(8)(13)(30)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	06/22	06/28	1,000	992	1,000	0.1%	(3)(7)(8)(13)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	816	798	811	0.1%	(7)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	318	312	313	—%	(7)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.4% Cash	03/22	03/28	1,670	1,866	1,416	0.1%	(3)(7)(8)(19)(30)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/32	2,598	2,549	2,552	0.2%	(7)(8)(13)(30)
Expert Institute Group Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/32	—	(13)	(12)	—%	(7)(8)(13)(30)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 7.4% Cash	07/22	07/29	1,093	937	1,093	0.1%	(3)(7)(8)(10)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.2% Cash	10/22	10/29	5,498	4,507	5,498	0.5%	(3)(7)(8)(10)(30)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/30	2,029	1,931	1,935	0.2%	(7)(8)(13)(30)
HS Advisory Buyer LLC	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/30	—	(9)	(8)	—%	(7)(8)(13)(30)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.4% Cash	03/25	03/32	2,822	2,545	2,712	0.2%	(3)(7)(8)(16)(30)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	09/24	09/29	4,778	4,724	4,725	0.4%	(7)(8)(13)(30)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	09/24	12/29	4,281	4,232	4,234	0.4%	(7)(8)(13)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	09/24	12/29	442	428	429	—%	(7)(8)(13)(30)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	3,085	2,928	3,085	0.3%	(3)(7)(8)(10)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.2% Cash	08/22	08/29	1,833	1,626	1,742	0.1%	(3)(7)(8)(10)(30)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	10/22	10/29	5,859	4,846	5,772	0.5%	(3)(7)(8)(10)
Jones Fish Hatcheries & Distributors LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/22	02/28	4,500	4,449	4,455	0.4%	(7)(8)(14)
Jones Fish Hatcheries & Distributors LLC	Revolver	SOFR + 5.50%, 9.8% Cash	02/22	02/28	—	(4)	(4)	—%	(7)(8)(14)(30)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/22	02/28	10,017	9,932	9,986	0.8%	(7)(8)(13)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	02/22	02/28	—	(20)	(8)	—%	(7)(8)(13)(30)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash	04/22	09/27	8,811	8,733	8,327	0.7%	(7)(8)(13)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	01/24	01/30	3,269	3,216	3,255	0.3%	(7)(8)(13)(30)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	01/24	01/30	—	(5)	(1)	—%	(7)(8)(13)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	06/24	06/27	5,092	5,011	4,785	0.4%	(7)(8)(13)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	07/21	06/27	4,085	4,049	3,967	0.3%	(7)(8)(13)(30)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	6,251	6,119	6,151	0.5%	(7)(8)(13)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	475	454	457	—%	(7)(8)(13)(30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	06/21	06/28	348	356	342	—%	(3)(7)(8)(10)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	06/21	06/28	$533	$526	$525	—%	(3)(7)(8)(13)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	02/20	06/26	2,114	1,958	2,114	0.2%	(3)(7)(8)(10)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	02/20	06/26	2,397	2,390	2,397	0.2%	(3)(7)(8)(13)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	03/23	03/29	2,606	2,561	2,590	0.2%	(7)(8)(13)
Qualified Industries, LLC	Revolver	SOFR + 5.75%, 10.1% Cash	03/23	03/29	—	(5)	(1)	—%	(7)(8)(13)(30)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	04/25	04/32	8,747	8,695	8,684	0.7%	(7)(8)(12)(30)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.7% Cash	04/25	04/32	—	(11)	(12)	—%	(7)(8)(12)(30)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	08/20	07/26	11,235	11,192	11,235	1.0%	(7)(8)(13)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	05/25	05/31	12,220	12,070	12,068	1.0%	(7)(8)(13)(30)
RKD Group, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	05/25	05/31	—	(12)	(12)	—%	(7)(8)(13)(30)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/24	10/29	18,264	17,930	17,978	1.5%	(7)(8)(14)(30)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/24	10/29	—	(47)	(41)	—%	(7)(8)(14)(30)
Royal Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/22	08/28	8,063	7,977	8,063	0.7%	(7)(8)(13)
Royal Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	08/22	08/28	117	98	117	—%	(7)(8)(13)(30)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	08/24	08/30	21,811	21,521	21,582	1.8%	(7)(8)(12)
RPX Corporation	Revolver	SOFR + 5.25%, 9.6% Cash	08/24	08/30	—	(39)	(32)	—%	(7)(8)(12)(30)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	09/24	09/31	955	894	937	0.1%	(3)(7)(8)(10)(30)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/23	03/28	8,672	8,442	8,631	0.7%	(7)(8)(12)(30)
SBP Holdings LP	Revolver	SOFR + 5.00%, 9.3% Cash	03/23	03/28	—	(38)	(8)	—%	(7)(8)(12)(30)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.6% Cash, 3.8% PIK	12/21	12/28	1,805	1,788	1,542	0.1%	(7)(8)(13)
Scaled Agile, Inc.	Revolver	SOFR + 6.00%, 10.4% Cash	12/21	12/28	339	336	289	—%	(7)(8)(13)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	09/23	09/29	12,879	12,697	12,879	1.1%	(7)(8)(14)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	09/23	09/29	—	(29)	—	—%	(7)(8)(14)(30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	03/27	2,288	2,266	2,288	0.2%	(7)(8)(13)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	03/27	—	(1)	—	—%	(7)(8)(13)(30)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	10/21	04/27	2,500	2,486	2,469	0.2%	(3)(7)(8)(14)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	7.8% PIK	07/21	07/28	2,969	2,951	2,969	0.3%	(7)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	11/22	11/29	1,859	1,526	1,802	0.2%	(3)(7)(8)(16)(30)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	06/24	07/30	819	807	775	0.1%	(3)(7)(8)(19)(30)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	11/21	11/28	4,125	3,823	4,125	0.4%	(3)(7)(8)(10)
Techone B.V.	Revolver	EURIBOR + 5.40%, 7.4% Cash	11/21	05/28	—	(24)	—	—%	(3)(7)(8)(10)(30)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	07/23	07/29	6,860	6,705	6,786	0.6%	(7)(8)(12)
Trintech, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	07/23	07/29	153	141	147	—%	(7)(8)(12)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	09/27	$2,585	$2,564	$2,572	0.2%	(7)(8)(13)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/22	12/28	2,156	2,127	2,145	0.2%	(7)(8)(13)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	12/29	9,406	9,224	9,307	0.8%	(7)(8)(13)(30)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	12/22	12/28	—	(5)	(2)	—%	(7)(8)(13)(30)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	07/21	09/26	4,849	4,825	4,849	0.4%	(7)(8)(12)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	07/24	12/30	769	709	769	0.1%	(3)(7)(8)(10)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.4% Cash	12/23	12/30	1,681	1,491	1,681	0.1%	(3)(7)(8)(21)(30)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	11/24	11/31	7,811	7,678	7,811	0.7%	(7)(8)(13)(30)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 9.0% Cash	11/24	11/31	—	(28)	—	—%	(7)(8)(13)(30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	11/18	05/26	12,543	12,507	12,431	1.1%	(7)(8)(13)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	10/24	10/27	5,438	5,395	5,389	0.5%	(7)(8)(13)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash, 2.4% PIK	09/20	09/27	1,836	1,801	1,792	0.2%	(3)(7)(8)(10)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.9% Cash, 2.4% PIK	02/21	09/27	3,645	3,618	3,558	0.3%	(3)(7)(8)(13)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	03/24	03/30	13,827	13,594	13,827	1.2%	(7)(8)(13)
World 50, Inc.	Revolver	SOFR + 5.50%, 10.1% Cash	03/24	03/30	—	(15)	—	—%	(7)(8)(13)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	05/22	05/29	329	305	327	—%	(3)(7)(8)(11)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.7% Cash	05/22	05/29	9,644	8,675	9,605	0.8%	(3)(7)(8)(17)(30)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	4,258	3,811	4,117	0.4%	(3)(7)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.3% PIK	03/22	03/29	7,423	6,645	2,613	0.2%	(3)(7)(8)(17)(26)
Subtotal Services: Business (37.8%)*					461,149	445,891	444,220
Services: Consumer
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	04/25	04/31	1,637	1,614	1,613	0.1%	(7)(8)(13)
Application Boot Camp LLC	Revolver	SOFR + 5.00%, 9.7% Cash	04/25	04/31	—	(5)	(5)	—%	(7)(8)(13)(30)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	82	82	82	—%	(7)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.4% Cash	07/22	07/29	4,340	3,721	4,339	0.4%	(3)(7)(8)(11)(30)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.9% Cash	10/20	10/27	6,926	6,510	6,503	0.6%	(3)(7)(8)(10)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	3,522	3,267	3,381	0.3%	(3)(7)(8)(11)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	10/23	10/29	4,520	4,437	4,405	0.4%	(7)(8)(13)(30)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.3% Cash	10/23	10/29	314	308	306	—%	(7)(8)(13)(30)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	04/25	04/31	3,277	3,246	3,245	0.3%	(7)(8)(13)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	04/25	04/31	—	(2)	(2)	—%	(7)(8)(13)(30)
FL Hawk Intermediate Holdings, Inc. (f.k.a. Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	02/30	11,968	11,938	11,968	1.0%	(7)(8)(13)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 8.8% Cash	07/22	07/27	$2,650	$2,761	$2,650	0.2%	(3)(7)(8)(19)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 8.4% Cash	07/22	07/27	4,334	4,406	4,334	0.4%	(3)(7)(8)(22)(30)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	11/23	11/29	1,714	1,683	1,702	0.1%	(7)(8)(13)(30)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.8% Cash	11/23	11/29	—	(5)	(2)	—%	(7)(8)(13)(30)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.0% Cash	11/23	11/29	2,122	2,067	2,088	0.2%	(3)(7)(8)(19)(30)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	13,088	13,010	13,088	1.1%	(7)(8)(13)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% PIK	06/25	12/28	66	64	41	—%	(3)(7)(8)(10)(30)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 7.5% PIK	12/21	06/27	187	156	150	—%	(3)(7)(8)(11)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR+ 6.00%, 8.0% PIK	03/24	12/28	203	175	164	—%	(3)(7)(8)(11)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	12/20	12/26	7,442	7,399	7,353	0.6%	(7)(8)(13)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	12/20	12/26	2,724	2,672	2,710	0.2%	(7)(8)(13)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.2% Cash	09/21	09/26	1,807	1,978	1,794	0.2%	(3)(7)(8)(18)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.5% Cash	03/25	03/30	3,217	2,903	3,159	0.3%	(3)(7)(8)(11)
Subtotal Services: Consumer (6.4%)*					76,140	74,385	75,066
Structured Product
Air Canada 2020-2 Class B Pass Through Trust	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	1,799	1,799	1,812	0.2%
AMMC CLO 22, Limited Series 2018-22A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	04/31	7,222	468	469	—%	(3)(7)(28)(29)
Apidos CLO XXIV, Series 2016-24A	Subordinated Structured Notes	Residual Interest, current yield 61.2%	02/22	07/27	18,358	3,780	2,455	0.2%	(3)(28)
British Airways 2020-1 Class B Pass Through Trust	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	435	435	456	—%
Catawba River Limited	Structured - Junior Note	N/A	10/22	10/31	5,086	4,230	2,207	0.2%	(3)(7)(29)
Dryden 49 Senior Loan Fund, Series 2017-49A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/30	17,233	2,176	218	—%	(3)(28)(29)
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	11,000	10,242	10,805	0.9%
JetBlue 2019-1 Class B Pass Through Trust	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	2,217	2,217	2,200	0.2%
Magnetite XIX, Limited	Subordinated Notes	SOFR + 8.00%, 12.3% Cash	02/22	04/34	5,250	5,250	5,128	0.4%	(3)(8)(13)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	04/27	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	04/27	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	04/27	182	182	182	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	04/27	182	182	183	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	04/27	9,274	9,274	9,292	0.8%	(3)(7)
Sound Point CLO XX, Ltd.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/31	4,489	1,389	19	—%	(3)(28)(29)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.8% Cash	03/25	01/32	6,572	6,572	6,560	0.6%	(3)(7)(8)(13)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	500	500	493	—%	(3)
VistaJet Pass Through Trust 2021-1B	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	2,857	2,857	2,759	0.2%
VOYA CLO 2015-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/27	10,736	2,434	51	—%	(3)(28)(29)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
VOYA CLO 2016-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/28	$11,088	$673	$7	—%	(3)(28)(29)
Subtotal Structured Product (3.9%)*					114,844	55,024	45,657
Telecommunications
CSL DualCom	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.0% Cash	09/20	09/27	2,367	2,079	2,367	0.2%	(3)(7)(8)(15)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 9.3% Cash	08/22	08/29	3,103	3,156	3,102	0.3%	(3)(7)(8)(25)(30)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.7% Cash	12/21	07/29	2,685	2,715	2,685	0.2%	(3)(7)(8)(19)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.6% Cash	09/20	09/27	12,811	11,887	12,209	1.0%	(3)(7)(8)(16)
Subtotal Telecommunications (1.7%)*					20,966	19,837	20,363
Transportation: Cargo
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	06/19	12/26	5,953	5,940	5,780	0.5%	(7)(8)(14)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.7% Cash	11/21	11/29	9,469	9,376	8,958	0.8%	(7)(8)(12)
eShipping, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/21	11/27	3,135	3,110	3,135	0.3%	(7)(8)(12)
eShipping, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	11/21	11/27	—	(12)	—	—%	(7)(8)(12)(30)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/20	12/26	3,994	3,973	3,994	0.3%	(7)(8)(12)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/27	4,520	4,475	4,520	0.4%	(7)(8)(13)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	04/22	11/28	6,667	6,558	6,667	0.6%	(3)(7)(8)(14)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	12/21	12/27	797	790	797	0.1%	(7)(8)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	12,017	11,825	12,017	1.0%	(7)(8)(13)
ITI Intermodal, Inc.	Revolver	SOFR + 6.00%, 10.4% Cash	12/21	12/27	226	207	226	—%	(7)(8)(13)(30)
Offen Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	02/22	06/26	3,712	3,675	3,694	0.3%	(7)(12)(28)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	12/22	12/28	6,080	5,959	6,104	0.5%	(7)(8)(14)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	12/22	12/28	1,854	1,813	1,854	0.2%	(7)(8)(14)(30)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 1.00%, 5.3% Cash, 9.00% PIK	11/24	05/30	2,610	2,610	2,610	0.2%	(7)(8)(13)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 14.3% Cash	11/24	11/29	1,036	1,018	1,036	0.1%	(7)(8)(13)
Transportation Insight, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash, 1.0% PIK	08/18	06/27	11,083	11,057	8,168	0.7%	(7)(8)(13)
Subtotal Transportation: Cargo (5.9%)*					73,153	72,374	69,560
Utilities: Electric
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,405	3,171	3,354	0.3%	(7)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/22	10/28	14,840	14,636	14,840	1.3%	(7)(8)(12)
Spatial Business Systems LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/22	10/28	—	(19)	—	—%	(7)(8)(12)(30)
Subtotal Utilities: Electric (1.5%)*					18,245	17,788	18,194
Subtotal Debt Investments (170.3%)*					2,154,272	2,041,376	2,002,948

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	LLC Units		04/25		18,151.3	$18	$—	—%	(7)(29)
Accurus Aerospace Corporation	Common Stock		04/22		437,623.3	438	—	—%	(7)(29)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	299	—%	(7)(29)
GB Eagle Buyer, Inc.	Partnership Units		12/22		687	687	1,490	0.1%	(7)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		205	21	—	—%	(7)(29)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		1,842	184	96	—%	(7)(29)
Whitcraft Holdings, Inc.	LP Units		02/23		63,087.1	631	972	0.1%	(7)(29)
Subtotal Aerospace & Defense (0.2%)*						2,104	2,857
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	439	—%	(7)(29)
Randys Holdings, Inc.	Common Stock		11/22		5,333	533	677	0.1%	(7)(29)
SPATCO Energy Solutions, LLC	Common Stock		07/24		277,917	278	258	—%	(7)(29)
SVI International LLC	LLC Units		03/24		207,921	208	316	—%	(7)
Velocity Pooling Vehicle, LLC	Common Stock		02/22		4,676	60	2	—%	(7)(28)(29)
Velocity Pooling Vehicle, LLC	Warrants		02/22		5,591	72	3	—%	(7)(28)(29)
Subtotal Automotive (0.1%)*						1,606	1,695
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Class A Convertible Preferred Equity		01/22		5,018	5,000	6,601	0.6%	(7)(29)
Accelerant Holdings	Class B Convertible Preferred Equity		12/22		1,657	1,667	2,470	0.2%	(7)(29)
Accelerant Holdings	Preferred Stock		12/24		4,243	7,840	8,543	0.7%	(7)(29)
Aegros Holdco 2 Ltd	Common Stock		05/25		889,464	12	12	—%	(3)(7)(29)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		2,777,264	2,777	2,777	0.2%	(3)(7)(29)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		2,828,286	2,828	4,808	0.4%	(3)(7)(29)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash, 7.5% PIK	03/25		59,462.7	10,423	10,422	0.9%	(7)
ICREDITWORKS LLC	Warrants		03/25		23,692.2	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class A		12/21		2.5582	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class B		12/21		0.8634	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0888	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2471	—	—	—%	(7)(29)
Resolute Investment Managers, Inc.	Common Stock		03/24		38,571	—	—	—%	(7)(28)(29)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,572	0.4%	(3)(7)
Subtotal Banking, Finance, Insurance, & Real Estate (3.4%)*						31,747	40,205
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	934	0.1%	(7)(29)
Woodland Foods, LLC	Common Stock		12/21		1,663.30	1,663	1,481	0.1%	(7)(29)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	12/21		364.00	470	470	—%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		94.60	130	130	—%	(7)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	LLC Units		02/22		152.69	$121	$223	—%	(7)(29)
Subtotal Beverage, Food, & Tobacco (0.3%)*						2,384	3,238
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		346.9	347	384	—%	(7)(29)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,409	741	1,741	0.1%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		281	281	147	—%	(7)(29)
Rapid Buyer LLC	LLC Units		10/24		533	533	486	—%	(7)(29)
TAPCO Buyer LLC	LLC Units		11/24		252	252	302	—%	(7)(29)
Subtotal Capital Equipment (0.3%)*						2,154	3,060
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	115	—%	(7)(29)
Aptus 1829. GmbH	Common Stock		09/21		48	12	—	—%	(3)(7)(29)
Aptus 1829. GmbH	Preferred Stock		09/21		13	120	69	—%	(3)(7)(29)
Polymer Solutions Group Holdings, LLC	Common Stock		02/22		74	—	—	—%	(7)(29)
Subtotal Chemicals, Plastics, & Rubber (—%)*						220	184
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		1,004,467	1,004	1,095	0.1%	(7)(29)
MNS Buyer, Inc.	Partnership Units		08/21		76,923	77	112	—%	(7)(29)
Ocelot Holdco LLC	Common Stock		10/23		186.67	—	1,538	0.1%	(7)(29)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		243.81	2,211	3,054	0.3%	(7)
Subtotal Construction & Building (0.5%)*						3,292	5,799
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(29)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(29)
DecksDirect, LLC	Preferred Stock	13.0% PIK	03/25		9.5	10	—	—%	(7)
Lifestyle Intermediate II, LLC	Common Stock		01/25		16,173.0	—	—	—%	(7)(29)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		202,393.6	202	95	—%	(7)(29)
RTIC Subsidiary Holdings, LLC	Class A Preferred Stock		02/22		145.347	4	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class B Preferred Stock		02/22		145.347	—	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class C Preferred Stock		02/22		7,844.03	450	47	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Common Stock		02/22		153	—	—	—%	(7)(28)(29)
Serta Simmons Bedding LLC	Common Stock		06/23		109,127	1,630	884	0.1%	(29)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	537	—%	(7)(29)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	—	—%	(7)(29)
Subtotal Consumer goods: Durable (0.1%)*						3,160	1,563
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		233	233	239	—%	(7)
Ice House America, L.L.C.	LLC Units		01/24		2,893	289	237	—%	(7)(29)
Isagenix International, LLC	Common Stock		04/23		58,538	—	—	—%	(7)(28)(29)
Safety Products Holdings, LLC	Preferred Stock		12/20		378.7	380	491	—%	(7)(29)
Subtotal Consumer goods: Non-durable (0.1%)*						902	967
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	366	—%	(7)
Five Star Holding LLC	LLC Units		05/22		966.99	967	756	0.1%	(7)(29)
Subtotal Containers, Packaging, & Glass (0.1%)*						1,244	1,122

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	$2,799	$2,799	0.2%	(7)
Subtotal Energy: Oil & Gas (0.2%)*						2,799	2,799
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		14,618	17,335	14,982	1.3%	(7)
Subtotal Environmental Industries (1.3%)*						17,335	14,982
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,711	0.2%	(3)(7)(29)
Amalfi Midco	Warrants		09/22		380,385	4	1,084	0.1%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Common Stock		08/24		14.37	—	—	—%	(3)(7)(29)
Forest Buyer, LLC	Class A LLC Units		03/24		122	122	135	—%	(7)
Forest Buyer, LLC	Class B LLC Units		03/24		122	—	141	—%	(7)(29)
GCDL LLC	Common Stock		08/24		243,243.24	243	326	—%	(7)(29)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(29)
HemaSource, Inc.	Common Stock		08/23		101,080	101	130	—%	(7)(29)
Kline Hill Partners LP	Common Stock		06/25		47,209.6	47	47	—%	(7)(29)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	209	—%	(3)(7)(29)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	261	—%	(7)(29)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	12/24		1,229.1	12	37	—%	(7)
SCP Medical Products, LLC.	LLC Units		06/25		393.3	53	53	—%	(7)(29)
Unosquare, LLC	LLC Units		06/25		260,817.7	261	261	—%	(7)(29)
VB Spine Intermediary II LLC	LLC Units		04/25		767,670.7	—	—	—%	(7)(29)
Subtotal Healthcare & Pharmaceuticals (0.5%)*						2,818	5,395
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		464	1	—	—%	(3)(7)(29)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		41,560	63	33	—%	(3)(7)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		41,560	63	33	—%	(3)(7)
CH Buyer, LLC	LLC Units		05/25		685	69	69	—%	(7)(29)
Command Alkon (Project Potter Buyer, LLC)	Class B Partnership Units		04/20		33,324.70	—	152	—%	(7)(29)
CW Group Holdings, LLC	LLC Units		01/21		161,290.32	161	460	—%	(7)(29)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		6,582.7	10,383	6,717	0.6%	(7)
FSS Buyer LLC	LP Interest		08/21		1,160.9	12	17	—%	(7)
FSS Buyer LLC	LP Units		08/21		5,104.3	51	74	—%	(7)(29)
NAW Buyer LLC	LLC Units		09/23		472,512	473	515	—%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		173,749	174	189	—%	(7)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		13.9	14	32	—%	(7)
ProfitOptics, LLC	LLC Units		03/22		241,935.48	161	380	—%	(7)(29)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,357.5	236	236	—%	(7)(29)
Subtotal High Tech Industries (0.8%)*						11,861	8,907

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		8,717.76	$280	$534	—%	(7)(29)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		2,248.46	72	138	—%	(7)(29)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		8,717.76	9	—	—%	(7)(29)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		2,248.46	2	—	—%	(7)(29)
ASC Communications, LLC	Class A Units		07/22		25,718.20	539	954	0.1%	(7)(29)
Subtotal Media: Advertising, Printing & Publishing (0.1%)*						902	1,626
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		676,881.00	677	2,037	0.2%	(7)(29)
Subtotal Media: Broadcasting & Subscription (0.2%)*						677	2,037
Media: Diversified & Production
BrightSign LLC	LLC Units		10/21		1,107,492.71	1,107	1,207	0.1%	(7)(29)
Rock Labor LLC	LLC Units		09/23		233,871	1,252	1,062	0.1%	(7)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	310	—%	(7)(29)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	395	—%	(7)
Subtotal Media: Diversified & Production (0.3%)*						3,039	2,974
Services: Business
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	310	—%	(7)(29)
CGI Parent, LLC	Preferred Stock		02/22		657	722	1,893	0.2%	(7)(29)
CMT Opco Holding, LLC (Concept Machine)	LLC Units		09/23		12,634.8	506	—	—%	(7)(29)
Coyo Uprising GmbH	Class A Units		09/21		440	205	239	—%	(3)(7)(29)
Coyo Uprising GmbH	Class B Units		09/21		191	446	446	—%	(3)(7)(29)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.20	192	200	—%	(7)(29)
EFC International	Common Stock		03/23		163.83	231	278	—%	(7)(29)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	276	—%	(7)(29)
Jones Fish Hatcheries & Distributors LLC	LLC Units		02/22		1,018	107	476	—%	(7)(29)
LeadsOnline, LLC	LLC Units		02/22		81,739	85	202	—%	(7)(29)
MB Purchaser, LLC	LLC Units		01/24		66	68	89	—%	(7)(29)
MC Group Ventures Corporation	Partnership Units		06/21		746.66	747	526	—%	(7)(29)
NF Holdco, LLC	LLC Units		03/23		639,510	659	377	—%	(7)(29)
Qualified Industries, LLC	Common Stock		03/23		303,030	3	76	—%	(7)(29)
Qualified Industries, LLC	Preferred Stock		03/23		148	144	184	—%	(7)(29)
Recovery Point Systems, Inc.	Partnership Equity		03/21		187,235	187	88	—%	(7)(29)
SmartShift Group, Inc.	Common Stock		09/23		275	275	581	—%	(7)(29)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		1,589	50	91	—%	(7)(29)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	29	—%	(7)
Xeinadin Bidco Limited	Common Stock		05/22		45,665,825	565	626	0.1%	(3)(7)(29)
Subtotal Services: Business (0.6%)*						5,577	6,987
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		234,751.8	235	235	—%	(7)(29)
Kid Distro Holdings, LLC	LLC Units		10/21		637,677.11	638	797	0.1%	(7)(29)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Marmoutier Holding B.V.	Common Stock		06/25		2,600,592	$—	$—	—%	(3)(7)(29)
Subtotal Services: Consumer (0.1%)*						873	1,032
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	146	—%	(3)(7)(29)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	9	—%	(3)(7)(29)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	10,812	10,758	0.9%	(7)
Subtotal Telecommunications (0.9%)*						10,923	10,913	0.9%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		348.68	349	600	0.1%	(7)(29)
Echo Global Logistics, Inc.	Partnership Equity		11/21		530.92	531	276	—%	(7)(29)
FragilePak LLC	Partnership Units		05/21		937.5	938	752	0.1%	(7)(29)
ITI Intermodal, Inc.	Common Stock		01/22		7,500.4	750	975	0.1%	(7)(29)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,231	5,403	3,118	0.3%	(7)(29)
Subtotal Transportation: Cargo (0.5%)*						7,971	5,721
Subtotal Equity Investments (10.6%)*						113,588	124,063
Royalty Investments:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			1,341	1,542	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						1,341	1,542
Subtotal Royalty Investments (0.1%)*						1,341	1,542
Subtotal Non-Control / Non-Affiliate Investments (181.0%)*						2,156,305	2,128,553

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$12,319	$12,319	$12,320	1.0%	(7)(30)
Subtotal Aerospace & Defense (1.0%)*					12,319	12,319	12,320
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.9% Cash	07/21	02/29	9,818	9,752	9,818	0.8%	(7)(12)(30)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,523	4,545	0.4%	(7)
Subtotal Banking, Finance, Insurance, & Real Estate (1.2%)*					14,363	14,275	14,363
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% PIK	12/23	12/28	8,164	8,164	7,824	0.7%	(7)(13)
Subtotal Chemicals, Plastics, & Rubber (0.7%)*					8,164	8,164	7,824	0.7%
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.7% PIK	12/22	12/29	2,698	2,486	1,437	0.1%	(3)(7)(8)(11)(26) (30)
Subtotal Healthcare & Pharmaceuticals (0.1%)*					2,698	2,486	1,437
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	24,282	23,080	23,131	2.0%	(7)
Subtotal Hotel, Gaming, & Leisure (2.0%)*					24,282	23,080	23,131
Subtotal Debt Investments (4.9%)*					61,826	60,324	59,075

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		4,046,326.8	$4,055	$4,046	0.3%	(7)(29)
Subtotal Aerospace & Defense (0.3%)*						4,055	4,046	0.3%
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		89,447,396	93,052	139,539	11.9%	(7)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 10.3% PIK	02/23		71,000	87,293	87,292	7.4%	(7)(13)(30)
Rocade Holdings LLC	Common LP Units		02/23		23.8	—	1,019	0.1%	(7)
Subtotal Banking, Finance, Insurance, & Real Estate (19.4%)*						180,345	227,850
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		1,243,071	12,177	7,446	0.6%	(7)(29)
Subtotal Chemicals, Plastics, & Rubber (0.6%)*						12,177	7,446
Healthcare & Pharmaceuticals
Biolam Group	Common Stock		05/25		851,507	—	—	—%	(3)(7)(29)
Biolam Group	Convertible Bonds		05/25		1,586,655	—	—	—%	(3)(7)(29)
Biolam Group	Ordinary Shares		05/25		15,191,001	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock A		05/25		41,692	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock A2		05/25		13,538	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock B		05/25		1,529,216	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock C		05/25		11,153	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock O1		05/25		1,336,662	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock O2		05/25		134,616	—	—	—%	(3)(7)(29)
Biolam Group	Warrants		05/25		2,600,000	—	—	—%	(3)(7)(29)
Subtotal Healthcare & Pharmaceuticals (—%)*						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		3,518,097	16,495	19,807	1.7%	(7)(29)
Subtotal Hotel, Gaming, & Leisure (1.7%)*						16,495	19,807
Investment Funds & Vehicles
Jocassee Partners LLC	9.1% Member Interest		06/19			35,158	39,265	3.3%	(3)(30)(32)
Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest		02/22			48,441	39,555	3.4%	(3)(28)(32)
Thompson Rivers LLC	16.0% Member Interest		06/20			21,299	5,534	0.5%	(29)(32)
Waccamaw River LLC	20% Member Interest		02/21			19,584	7,128	0.6%	(3)(32)
Subtotal Investment Funds & Vehicles (7.8%)*						124,482	91,482
Subtotal Equity Investments (29.8%)*						337,554	350,631
Subtotal Affiliate Investments (34.8%)*						397,878	409,706
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Capital Equipment
Security Holdings B.V.	Bridge Loan	5.0% PIK	12/20	06/26	$6,823	$6,823	$6,823	0.6%	(3)(7)(27)
Security Holdings B.V.	Revolver	6.0% PIK	09/23	12/27	6,221	5,814	6,221	0.5%	(3)(7)(27)(30)
Security Holdings B.V.	Senior Unsecured Term Loan	9.0% PIK	04/21	04/28	2,779	2,697	2,778	0.2%	(3)(7)(27)
Security Holdings B.V.	Senior Subordinated Term Loan	3.1% PIK	12/20	06/26	11,388	11,388	11,387	1.0%	(3)(7)(27)
Subtotal Capital Equipment (2.3%)*					27,211	26,722	27,209
Subtotal Debt Investments (2.3%)*					27,211	26,722	27,209

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Automotive
MVC Automotive Group Gmbh	Common Equity Interest		12/20		18,000	$19,173	$11,995	1.0%	(3)(7)(27)(29)
Subtotal Automotive (1.0%)*						19,173	11,995
Capital Equipment
Security Holdings B.V.	Common Stock Series A		02/22		17,100	560	491	—%	(3)(7)(27)(29)
Security Holdings B.V.	Common Stock Series B		12/20		1,236	35,192	45,928	3.9%	(3)(7)(27)
Subtotal Capital Equipment (3.9%)*						35,752	46,419
Subtotal Equity Investments (5.1%)*						54,925	58,414
Subtotal Control Investments (7.3%)*						81,647	85,623
Total Investments, June 30, 2025 (223.1%)*						$2,635,830	$2,623,882

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$3,341	February 2029 Notes	$3,341
Total Interest Rate Swaps, June 30, 2025							$3,341

Credit Support Agreement:
Description	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement(a)(b)(c) (See Note 2)	Barings LLC	04/01/32	$100,000	$51,200	$6,800
Total Credit Support Agreement, June 30, 2025			$100,000	$51,200	$6,800
(a)     The Sierra Credit Support Agreement (as defined in “Note 2 – Agreements and Related Party Transactions”) covers all of the investments acquired by Barings BDC, Inc. (the “Company”) from Sierra Income Corporation (“Sierra”) in connection with the Sierra Merger (as defined in “Note 2 – Agreements and Related Party Transactions”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from Sierra in connection with the Sierra Merger (collectively, the “Sierra Reference Portfolio”). Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (28).
(b)      The Company and Barings LLC (“Barings” or the “Adviser”) entered into the Sierra Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $100.0 million.
(c) Settlement Date means the earlier of (1) April 1, 2032 or (2) the date on which the entire Sierra Reference Portfolio has been realized or written off.

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$2,000	$1,301	BNP Paribas SA	09/30/25	$12
Foreign currency forward contract (AUD)	$36,480	A$55,830	BNP Paribas SA	09/30/25	(176)
Foreign currency forward contract (CAD)	$42	C$58	BNP Paribas SA	09/29/25	—
Foreign currency forward contract (CAD)	$1,718	C$2,339	HSBC Bank USA	09/29/25	(4)
Foreign currency forward contract (DKK)	$493	3,192kr.	HSBC Bank USA	09/30/25	(13)
Foreign currency forward contract (EUR)	$163,760	€142,348	BNP Paribas SA	09/30/25	(4,328)
Foreign currency forward contract (NZD)	$9,120	NZ$15,040	BNP Paribas SA	09/30/25	(37)
Foreign currency forward contract (NOK)	$4,747	47,927kr	BNP Paribas SA	09/30/25	8
Foreign currency forward contract (GBP)	$80,160	£59,288	BNP Paribas SA	09/30/25	(1,133)
Foreign currency forward contract (SEK)	$1,876	17,887kr	BNP Paribas SA	09/30/25	(12)
Foreign currency forward contract (CHF)	$5,322	4,315Fr.	HSBC Bank USA	09/30/25	(160)
Total Foreign Currency Forward Contracts, June 30, 2025					$(5,843)

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
June 30, 2025
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of June 30, 2025 represented 223.1% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.4% of total investments at fair value as of June 30, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended June 30, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 8.7% PIK)(e)	$—	$1,121	$—	$—	$316	$1,437	$(12)
	Common Stock (851,507 shares)	—	—	—	—	—	—	—
	Convertible Bonds (1,586,655 shares)	—	—	—	—	—	—	—
	Ordinary Shares (15,191,001 shares)	—	—	—	—	—	—	—
	Preferred Stock A (41,692 shares)	—	—	—	—	—	—	—
	Preferred Stock A2 (13,538 shares)	—	—	—	—	—	—	—
	Preferred Stock B (1,529,216 shares)	—	—	—	—	—	—	—
	Preferred Stock C (11,153 shares)	—	—	—	—	—	—	—
	Preferred Stock O1 (1,336,662 shares)	—	—	—	—	—	—	—
	Preferred Stock O2 (134,616 shares)	—	—	—	—	—	—	—
	Warrants (2,600,000 units)	—	—	—	—	—	—	—
		—	1,121	—	—	316	1,437	(12)

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 12.3% PIK)	6,414	1,750	—	—	(340)	7,824	471
	Common Stock (1,243,071 shares)	11,262	—	—	—	(3,816)	7,446	—
		17,676	1,750	—	—	(4,156)	15,270	471

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	15,770	51	—	—	11	15,832	709
	Subordinated Term Loan (8.0% Cash)	7,271	18	—	—	10	7,299	322
	LLC Units (3,518,097 units)	16,852	—	—	—	2,955	19,807	—
		39,893	69	—	—	2,976	42,938	1,031

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 6.50%, 10.9% Cash)	10,091	2,186	(2,456)	—	(3)	9,818	586
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	3	—	—	(3)	4,545	176
	LLC units (89,447,396 units)	136,855	23	—	—	2,661	139,539	8,152
		151,491	2,212	(2,456)	—	2,655	153,902	8,914

Jocassee Partners LLC	9.1% Member Interest	40,761	—	—	—	(1,496)	39,265	2,854
		40,761	—	—	—	(1,496)	39,265	2,854

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Rocade Holdings LLC(d)	Preferred LP Units (71,000 units) (SOFR + 6.00%, 10.3% PIK)	$83,000	$4,304	$—	$—	$(12)	$87,292	$4,303
	Common LP Units (23.8 units)	243	—	—	—	776	1,019	308
		83,243	4,304	—	—	764	88,311	4,611

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	41,453	—	—	—	(1,898)	39,555	3,547
		41,453	—	—	—	(1,898)	39,555	3,547

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	3,586	8,734	—	—	—	12,320	518
	LLC Units (4,046,326.8 units)	1,195	2,860	—	—	(9)	4,046	—
		4,781	11,594	—	—	(9)	16,366	518

Thompson Rivers LLC	16.0% Member Interest	7,208	—	(1,598)	—	(76)	5,534	—
		7,208	—	(1,598)	—	(76)	5,534	—

Waccamaw River LLC	20% Member Interest	10,730	—	(3,329)	—	(273)	7,128	540
		10,730	—	(3,329)	—	(273)	7,128	540

Total Affiliate Investments		$397,236	$21,050	$(7,383)	$—	$(1,197)	$409,706	$22,474
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
(e) Non-accrual investment.
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the six months ended June 30, 2025 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (14.4% PIK)(e)	$2,744	$—	$(610)	$(7,481)	$5,347	$—	$(6)
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	—	—	—	(9,628)	9,628	—	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		2,744	—	(610)	(17,109)	14,975	—	(6)

MVC Automotive Group GmbH(d)	Common Equity Interest (18,000 Shares)	13,741	—	—	—	(1,746)	11,995	—
		13,741	—	—	—	(1,746)	11,995	—

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	—	—		(183)	183	—	—
	Limited Partnership Interest (71,790.4 units)	11	—	(116)	(7,166)	7,271	—	—
		11	—	(116)	(7,349)	7,454	—	—

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Security Holdings B.V(d)	Bridge Loan (5.0% PIK)	$6,655	$168	$—	$—	$—	$6,823	$168
	Revolver (6.0% PIK)	5,333	165	(3)	2	724	6,221	188
	Senior Subordinated Term Loan (3.1% PIK)	11,191	196	—	—	—	11,387	177
	Senior Unsecured Term Loan (9.0% PIK)	2,293	169	—	—	316	2,778	197
	Common Stock Series A (17,100 shares)	399	—	—	—	92	491	—
	Common Stock Series B (1,236 shares)	37,296	—	—	—	8,632	45,928	2,817
		63,167	698	(3)	2	9,764	73,628	3,547

Total Control Investments		$79,663	$698	$(729)	$(24,456)	$30,447	$85,623	$3,541
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2025 was 1.93400%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2025 was 1.94400%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2025 was 2.04900%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2025 was 4.32229%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2025 was 4.29235%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2025 was 4.14656%.
(15)The interest rate on these loans is subject to 1 Month SONIA, which as of June 30, 2025 was 4.22390%.
(16)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2025 was 4.10460%.
(17)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2025 was 3.99300%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2025 was 3.61250%.
(19)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2025 was 3.60370%.
(20)The interest rate on these loans is subject to 3 Month CORRA, which as of June 30, 2025 was 2.75000%.
(21)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2025 was 2.12700%.
(22)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2025 was 3.30000%.
(23)The interest rate on these loans is subject to 3 Month SARON, which as of June 30, 2025 was 0.17170%
(24)The interest rate on these loans is subject to 6 Month SARON, which as of June 30, 2025 was -0.03173%.
(25)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2025 was 4.31000%.
(26)Non-accrual investment.
(27)Investment was purchased from MVC Capital, Inc. (“MVC”) in connection with the MVC Acquisition (as defined in “Note 2 - Agreements and Related Party Transactions”).
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	10/23	10/29	$4,011	$3,918	$3,742	0.3%	(7)(8)(13)(30)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.6% Cash	10/23	10/29	331	324	312	—%	(7)(8)(13)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	07/22	07/28	6,390	6,313	5,955	0.5%	(7)(8)(13)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.50%, 11.4% Cash	07/22	07/28	141	138	124	—%	(7)(8)(13)(30)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	10/24	02/30	12,028	11,995	11,950	1.0%	(7)(8)(13)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.3% Cash	07/22	07/27	2,284	2,530	2,284	0.2%	(3)(7)(8)(19)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 5.50%, 9.3% Cash	07/22	07/27	4,000	4,389	4,000	0.3%	(3)(7)(8)(23)(30)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	11/23	11/29	1,498	1,463	1,477	0.1%	(7)(8)(13)(30)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 9.1% Cash	11/23	11/29	—	(6)	(3)	—%	(7)(8)(13)(30)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/23	11/29	2,005	2,062	1,963	0.2%	(3)(7)(8)(19)(30)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	10/21	10/27	13,156	13,063	13,156	1.1%	(7)(8)(13)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% PIK	12/21	12/28	2,543	2,415	146	—%	(3)(7)(8)(11)(26) (30)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.75%, 6.7% PIK	12/21	06/27	109	104	(53)	—%	(3)(7)(8)(11)(26) (30)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	6.0% PIK	03/24	03/25	185	194	185	—%	(3)(7)(8)(26)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	12/20	12/26	7,481	7,425	7,377	0.6%	(7)(8)(13)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	12/20	12/26	2,738	2,670	2,694	0.2%	(7)(8)(13)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	09/21	09/26	1,707	1,976	1,694	0.1%	(3)(7)(8)(18)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	05/22	05/29	928	926	903	0.1%	(3)(7)(8)(11)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.7% Cash	05/22	05/29	1,524	1,564	1,524	0.1%	(3)(7)(8)(11)
Subtotal Services: Consumer (6.1%)*					76,104	76,933	72,020
Structured Product
Air Canada 2020-2 Class B Pass Through Trust	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	2,370	2,370	2,411	0.2%
AMMC CLO 22, Limited Series 2018-22A	Subordinated Structured Notes	Residual Interest, current yield —%	02/22	04/31	7,222	2,439	1,733	0.1%	(3)(7)(28)
Apidos CLO XXIV, Series 2016-24A	Subordinated Structured Notes	Residual Interest, current yield 57.25%	02/22	07/27	18,358	3,527	3,272	0.3%	(3)(28)
British Airways 2020-1 Class B Pass Through Trust	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	489	489	507	—%
Catawba River Limited	Structured - Junior Note	N/A	10/22	10/28	4,884	4,442	2,365	0.2%	(3)(7)
Dryden 49 Senior Loan Fund, Series 2017-49A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/30	17,233	2,766	437	—%	(3)(28)(29)
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	16,000	14,885	15,339	1.3%
JetBlue 2019-1 Class B Pass Through Trust	Structured Secured Note - Class B	8.0% Cash	08/20	11/27	2,495	2,495	2,520	0.2%
Magnetite XIX, Limited	Subordinated Notes	SOFR + 9.03%, 13.7% Cash	02/22	04/34	10,500	10,357	10,500	0.9%	(3)(7)(13)(28)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	11/28	182	182	177	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	11/28	182	182	178	—%	(3)(7)

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	10/22	10/28	$14,930	$14,695	$14,706	1.2%	(7)(8)(13)
Spatial Business Systems LLC	Revolver	SOFR + 5.50%, 10.0% Cash	10/22	10/28	—	(22)	(21)	—%	(7)(8)(13)(30)
Subtotal Utilities: Electric (1.5%)*					18,670	18,131	18,380
Subtotal Debt Investments (155.9%)*					1,996,579	1,930,130	1,855,514
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		437,623.30	$438	$—	—%	(7)(29)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	299	—%	(7)(29)
GB Eagle Buyer, Inc.	Partnership Units		12/22		687	687	1,350	0.1%	(7)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		205	21	—	—%	(7)(29)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		1,842	184	46	—%	(7)(29)
Narda Acquisitionco., Inc.	Class A Preferred Stock		12/21		4,587.38	459	578	—%	(7)(29)
Narda Acquisitionco., Inc.	Class B Common Stock		12/21		509.71	51	743	0.1%	(7)(29)
Whitcraft Holdings, Inc.	LP Units		02/23		63,087.10	631	975	0.1%	(7)(29)
Subtotal Aerospace & Defense (0.3%)*						2,596	3,846
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	450	—%	(7)(29)
Randys Holdings, Inc.	Partnership Units		11/22		5,333	533	622	0.1%	(7)(29)
SPATCO Energy Solutions, LLC	Common Stock		07/24		274,229	274	280	—%	(7)(29)
SVI International LLC	LLC Units		03/24		207,921	208	277	—%	(7)
Velocity Pooling Vehicle, LLC	Common Stock		02/22		4,676	60	2	—%	(7)(28)(29)
Velocity Pooling Vehicle, LLC	Warrants		02/22		5,591	72	3	—%	(7)(28)(29)
Subtotal Automotive (0.1%)*						1,602	1,634
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Class A Convertible Preferred Equity		01/22		5,018	5,000	6,347	0.5%	(7)(29)
Accelerant Holdings	Class B Convertible Preferred Equity		12/22		1,657	1,667	2,285	0.2%	(7)(29)
Accelerant Holdings	Preferred Stock		12/24		4,243	7,840	7,840	0.7%	(7)(29)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		2,828,286	2,828	3,875	0.3%	(3)(7)(29)
Policy Services Company, LLC	Warrants - Class A		12/21		2.5582	—	1,262	0.1%	(7)(29)
Policy Services Company, LLC	Warrants - Class B		12/21		0.8634	—	426	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0888	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2471	—	122	—%	(7)(29)
Resolute Investment Managers, Inc.	Common Stock		03/24		38,571	—	98	—%	(7)(28)(29)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,668	0.4%	(3)(7)
Subtotal Banking, Finance, Insurance, & Real Estate (2.3%)*						18,535	26,923
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	695	0.1%	(7)(29)
Woodland Foods, LLC	Common Stock		12/21		1,663.30	1,663	1,271	0.1%	(7)(29)

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
(a) The MVC Credit Support Agreement (as defined in “Note 2 - Agreements and Related Party Transactions”) covers all of the investments acquired by the Company from MVC in connection with the MVC Acquisition and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “MVC Reference Portfolio”). Each investment that is included in the MVC Reference Portfolio is denoted in the above Schedule of Investments with footnote (27).
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Repurchase Programs
On February 22, 2024, the Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, the Company was able to repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2025. The Prior Share Repurchase Program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would have been repurchased under the program. During both the three and six months ended June 30, 2025, the Company did not repurchase any shares pursuant to the Prior Share Repurchase Program. During the year ended December 31, 2024, the Company purchased a total of 658,132 shares of its common stock in the open market under the Prior Share Repurchase Program at an average price of $9.79 per share, including brokerage commissions.
On February 20, 2025, the Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended June 30, 2025, the Company repurchased a total of 100,000 shares of its common stock in the open market under the Share Repurchase Program at an average price of $8.88 per share, including brokerage commissions. During the six months ended June 30, 2025, the Company repurchased a total of 250,000 shares of its common stock in the open market under the Share Repurchase Program at an average price of $9.35 per share, including brokerage commissions.
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
For the three and six months ended June 30, 2025, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $8.2 million and $16.2 million, respectively. For the three and six months ended June 30, 2024, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $8.2 million and $16.5 million, respectively. As of June 30, 2025, the Base Management Fee of $8.2 million for the three months ended June 30, 2025 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Base Management Fee of $7.9 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three and six months ended June 30, 2025, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $11.1 million and $18.9 million, respectively. For the three and six months ended June 30, 2024, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $1.1 million and $9.3 million, respectively. As of June 30, 2025, the Income-Based Fee of $11.1 million was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Income-Based Fee of $7.9 million was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three or six months ended June 30, 2025 or 2024.
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
For the three and six months ended June 30, 2025, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.4 million and $0.7 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.4 million and $1.0 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of June 30, 2025, the administrative expenses of $0.4 million for the three months ended June 30, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the administrative expenses of $0.5 million incurred for the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company entered into a Credit Support Agreement (the “MVC Credit Support Agreement”) with the Adviser, pursuant to which the Adviser agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. A summary of the material terms of the MVC Credit Support Agreement are as follows:
•The MVC Credit Support Agreement covered all of the investments in the MVC Reference Portfolio.
•The Adviser had an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the MVC Reference Portfolio over (2) the aggregate realized and unrealized gains on the MVC Reference Portfolio, in each case from the date of the closing of the Company’s merger with MVC through the MVC Designated Settlement Date (as defined below) (up to a $23.0 million cap) (such amount, the “MVC Covered Losses”). For purposes of the MVC Credit Support Agreement, “MVC Designated Settlement Date” was defined as the earlier of (1) January 1, 2031 and (2) the date on which the entire MVC Reference Portfolio would have been realized or written off. No credit support was required to be made by the Adviser to the Company under the MVC Credit Support Agreement if the aggregate realized and unrealized gains on the MVC Reference Portfolio exceeded realized and unrealized losses of the MVC Reference Portfolio on the MVC Designated Settlement Date.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
•The Adviser would settle any credit support obligation under the MVC Credit Support Agreement as follows. If the MVC Covered Losses were greater than $0.00, then, in satisfaction of the Adviser’s obligation set forth in the MVC Credit Support Agreement, the Adviser would irrevocably waive during the MVC Waiver Period (as defined below) (1) the Incentive Fees payable under the Barings BDC Advisory Agreement (including any Incentive Fee calculated on an annual basis during the MVC Waiver Period), and (2) in the event that MVC Covered Losses exceeded such Incentive Fee, the Base Management Fees payable under the Barings BDC Advisory Agreement. The “MVC Waiver Period” was defined as the four quarterly measurement periods immediately following the quarter in which the MVC Designated Settlement Date would have occurred. If the MVC Covered Losses exceeded the aggregate amount of Incentive Fees and Base Management Fees waived by the Adviser during the MVC Waiver Period, then, on the date on which the last Incentive Fee or Base Management Fee payment would otherwise be due during the MVC Waiver Period, the Adviser would make a cash payment to the Company equal to the positive difference between the MVC Covered Losses and the aggregate amount of Incentive Fees and Base Management Fees previously waived by the Adviser during the MVC Waiver Period.
•The MVC Credit Support Agreement and the rights of the Company thereunder would have automatically terminated if the Adviser (or an affiliate of the Adviser) ceased to serve as the investment adviser to the Company or any successor thereto, other than as a result of the voluntary termination by the Adviser of its investment advisory agreement with the Company. In the event of such a voluntary termination by the Adviser of the then-current investment advisory agreement with the Company, the Adviser would remain obligated to provide the credit support contemplated by the MVC Credit Support Agreement. In the event of a non-voluntary termination of the advisory agreement or its expiration (due to non-renewal by the Board), the Adviser would have no obligations under the MVC Credit Support Agreement.
The MVC Credit Support Agreement was intended to give stockholders of the combined company following the MVC Acquisition downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the MVC Acquisition. There was no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the MVC Credit Support Agreement. Any cash payment from the Adviser to the Company under the MVC Credit Support Agreement would be excluded from the Company’s Incentive Fee calculations under the Barings BDC Advisory Agreement.
When the Company and the Adviser entered into the MVC Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet. As of December 31, 2024, the MVC Credit Support Agreement was accounted for as a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and is included in “Credit support agreements” in the accompanying Audited Consolidated Balance Sheets.
On May 8, 2025, the Company entered into the Termination and Cancellation Agreement (the “Termination Agreement”) with Barings to terminate all rights and obligations under the MVC Credit Support Agreement in exchange for Barings’ cash payment of $23.0 million to the Company, which amount represents Barings’ maximum obligation under the MVC Credit Support Agreement. Barings’ cash payment of $23.0 million to the Company was made on June 30, 2025, and the Company recorded a $9.4 million gain, which is included in the “Net realized gains (losses) - Credit support agreements” in the accompanying Unaudited Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
When the Company and the Adviser entered into the Sierra Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet. In addition, the Sierra Credit Support Agreement is accounted for as a derivative in accordance with ASC Topic 815, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2025:
Senior debt and 1st lien notes	$1,875,449	71%	$1,851,109	71%	157%
Subordinated debt and 2nd lien notes	197,950	8	192,468	7	16
Structured products	55,023	2	45,658	2	4
Equity shares	381,508	14	440,536	17	38
Equity warrants	76	—	1,087	—	—
Royalty rights	1,341	—	1,542	—	—
Investment in joint ventures	124,483	5	91,482	3	8
	$2,635,830	100%	$2,623,882	100%	223%
December 31, 2024:
Senior debt and 1st lien notes	$1,747,841	69%	$1,686,411	69%	142%
Subordinated debt and 2nd lien notes	184,043	7	165,455	7	14
Structured products	89,543	4	79,548	3	7
Equity shares	360,691	14	409,129	17	34
Equity warrants	76	—	2,732	—	—
Royalty rights	3,627	—	5,833	—	1
Investment in joint ventures / PE fund	136,875	6	100,164	4	8
	$2,522,696	100%	$2,449,272	100%	206%
During the three months ended June 30, 2025, the Company made 19 new investments totaling $137.3 million and made investments in existing portfolio companies totaling $61.7 million. During the six months ended June 30, 2025, the Company made 33 new investments totaling $266.9 million and made investments in existing portfolio companies totaling $139.0 million.
During the three months ended June 30, 2024, the Company made nine new investments totaling $38.5 million and made investments in existing portfolio companies totaling $40.0 million. During the six months ended June 30, 2024, the Company made 19 new investments totaling $102.1 million and made investments in existing portfolio companies totaling $118.8 million.
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
For both the three and six months ended June 30, 2025 and 2024, Jocassee declared $15.7 million and $31.4 million, respectively, in distributions, of which $1.4 million and $2.9 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,130.1 million as of June 30, 2025, as compared to $1,095.3 million as of December 31, 2024. As of June 30, 2025, Jocassee’s investments had an aggregate cost of $1,165.8 million, as compared to $1,159.0 million as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments other than non-accrual debt investments was approximately 8.7% and 9.2%, respectively. As of June 30, 2025 and December 31, 2024, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2025:
Senior debt and 1st lien notes	$1,101,609	95%	$1,090,810	97%
Subordinated debt and 2nd lien notes	10,218	1	10,009	1
Equity shares	874	—	559	—
Investment in joint ventures	38,938	3	14,573	1
Short-term investments	14,138	1	14,138	1
	$1,165,777	100%	$1,130,089	100%
December 31, 2024:
Senior debt and 1st lien notes	$1,092,038	94%	$1,052,366	96%
Subordinated debt and 2nd lien notes	11,388	1	11,141	1
Equity shares	874	—	636	—
Equity warrants	—	—	455	—
Investment in joint ventures	44,416	4	20,427	2
Short-term investments	10,283	1	10,283	1
	$1,158,999	100%	$1,095,308	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at June 30, 2025 and December 31, 2024, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2025		December 31, 2024
Aerospace & Defense	$55,159	5%	$61,069	6%
Automotive	10,770	1	11,236	1
Banking, Finance, Insurance, & Real Estate	112,211	10	115,269	11
Beverage, Food, & Tobacco	33,178	3	28,657	3
Capital Equipment	13,388	1	13,376	1
Chemicals, Plastics, & Rubber	27,236	2	30,248	3
Construction & Building	24,688	2	21,805	2
Consumer goods: Durable	22,791	2	26,531	2
Consumer goods: Non-durable	24,122	2	21,629	2
Containers, Packaging, & Glass	26,907	2	28,616	3
Energy: Electricity	9,056	1	10,005	1
Energy: Oil & Gas	12,620	1	11,209	1
Environmental Industries	14,603	1	6,237	—
Forest Products & Paper	2,031	—	1,156	—
Healthcare & Pharmaceuticals	118,844	11	113,530	10
High Tech Industries	112,171	10	87,247	8
Hotel, Gaming, & Leisure	21,530	2	22,031	2
Investment Funds & Vehicles	14,573	1	20,427	2
Media: Advertising, Printing, & Publishing	17,598	2	10,420	1
Media: Broadcasting & Subscription	16,105	2	17,297	2
Media: Diversified & Production	48,892	4	41,913	4
Metals & Mining	4,753	1	4,028	—
Retail	9,453	1	12,361	1
Services: Business	198,164	18	213,492	20
Services: Consumer	64,549	6	58,080	5
Telecommunications	37,863	3	36,205	3
Transportation: Cargo	41,553	4	41,968	4
Transportation: Consumer	9,288	1	8,529	1
Utilities: Electric	11,463	1	10,454	1
Utilities: Oil & Gas	392	—	—	—
Total	$1,115,951	100%	$1,085,025	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at June 30, 2025 and December 31, 2024, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2025		December 31, 2024
Australia	$23,632	2%	$23,187	2%
Austria	6,456	1	5,695	1
Belgium	20,579	2	20,741	2
Canada	397	—	590	—
France	107,694	10	124,810	12
Germany	39,868	4	35,691	3
Hong Kong	14,906	1	14,843	1
Ireland	13,560	1	7,302	1
Luxembourg	2,397	—	2,128	—
Netherlands	44,668	4	39,504	4
Panama	—	—	1,470	—
Singapore	4,938	—	5,000	1
Spain	—	—	2,078	—
Sweden	—	—	3,523	—
Switzerland	593	—	595	—
United Kingdom	118,800	11	111,097	10
USA	717,463	64	686,771	63
Total	$1,115,951	100%	$1,085,025	100%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $183.2 million and $173.5 million outstanding as of June 30, 2025 and December 31, 2024, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $210.8 million and $266.7 million outstanding as of June 30, 2025 and December 31, 2024, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.8 million and $323.7 million outstanding as of June 30, 2025 and December 31, 2024, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of June 30, 2025 and December 31, 2024, the Company had sold $1,119.2 million and $1,063.3 million, respectively, of its investments to Jocassee. For both the three and six months ended June 30, 2025, the Company realized a gain on the sales of its investments to Jocassee of $0.7 million. As of June 30, 2025 and December 31, 2024, the Company had $9.6 million and nil, respectively, in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing (“ASC Topic 860”), for treatment as a sale and satisfies the following conditions:
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2025 and December 31, 2024, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	385,000	385,000
Total unfunded commitments by Barings BDC, Inc.	65,000	65,000
Total unfunded commitments by all members	215,000	215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2025. As of June 30, 2025, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2025, Thompson Rivers declared $4.0 million and $10.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $0.6 million and $1.6 million, respectively, of the distributions as a return of capital. For the three and six months ended June 30, 2024, Thompson Rivers declared $7.5 million and $22.5 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2024, the Company recognized $1.2 million and $3.6 million, respectively, of the distributions as a return of capital.
As of June 30, 2025, Thompson Rivers had $146.6 million in Ginnie Mae early buyout loans and $12.9 million in cash. As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of June 30, 2025, Thompson Rivers had 927 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of June 30, 2025 and December 31, 2024, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2025:
Federal Housing Administration (“FHA”) loans	$139,967	90%	$131,667	90%
Veterans Affairs (“VA”) loans	15,923	10	14,934	10
	$155,890	100%	$146,601	100%
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $35.3 million and $43.5 million outstanding as of June 30, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $92.4 million and $90.3 million outstanding as of June 30, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $28.7 million outstanding as of December 31, 2024. On June 1, 2025, Thompson River’s repurchase agreement with Barclays Bank was terminated.

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
As of June 30, 2025 and December 31, 2024, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $162.1 million as of both June 30, 2025 and December 31, 2024.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of June 30, 2025. As of June 30, 2025, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the three and six months ended June 30, 2025, Waccamaw River declared $9.1 million and $19.4 million, respectively, in distributions, of which $0.2 million and $0.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $1.6 million and $3.3 million, respectively, of the distributions as a return of capital. For both the three and six months ended June 30, 2024, Waccamaw River declared $14.9 million in distributions, of which $2.6 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for both the three and six months ended June 30, 2024, the Company recognized $0.3 million of the distributions as a return of capital.
As of June 30, 2025, Waccamaw River had $43.5 million in unsecured consumer loans and $3.0 million in cash. As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of June 30, 2025, Waccamaw River had 5,823 outstanding loans with an average loan size of $7,474, remaining average life to maturity of 33.4 months and weighted average yield of 12.4%. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7,791, remaining average life to maturity of 35.5 months and weighted average yield of 12.0%.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2025 and December 31, 2024, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc.	$30,280	$30,280
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $82.0 million of total contributed capital by related parties as of both June 30, 2025 and December 31, 2024.
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
As of June 30, 2025, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were fully funded as of June 30, 2025.
For the three and six months ended June 30, 2025, Sierra JV declared $2.0 million and $4.0 million, respectively, in distributions, of which $1.8 million and $3.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2024, Sierra JV declared $0.5 million and $1.0 million, respectively, in distributions, of which $0.4 million and $0.9 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
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
The total value of Sierra JV’s investment portfolio was $18.1 million as of June 30, 2025, as compared to $33.4 million, as of December 31, 2024. As of June 30, 2025, Sierra JV’s investments had an aggregate cost $20.7 million, as compared to $36.1 million as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 9.6% and 9.4%, respectively. As of June 30, 2025 and December 31, 2024, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2025:
Senior debt and 1st lien notes	$20,671	100%	$18,094	100%
	$20,671	100%	$18,094	100%
December 31, 2024:
Senior debt and 1st lien notes	$36,083	100%	$33,389	100%
Equity shares	—	—	33	—
	$36,083	100%	$33,422	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Sierra JV’s investments at fair value at June 30, 2025 and December 31, 2024 was as follows:

($ in thousands)	June 30, 2025		December 31, 2024
Automotive	$—	—%	$2,746	8%
Banking, Finance, Insurance, & Real Estate	—	—	33	—
Beverage, Food, & Tobacco	—	—	3,578	11
Chemicals, Plastics, & Rubber	—	—	2,954	9
Consumer goods: Durable	172	1	232	1
Healthcare & Pharmaceuticals	—	—	3,821	11
High Tech Industries	9,339	52	9,363	28
Services: Business	3,966	22	4,411	13
Transportation: Cargo	4,617	25	6,284	19
Total	$18,094	100%	$33,422	100%

Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of June 30, 2025 and December 31, 2024, $9.8 million and $10.1 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2024 of $3.5 million. The total equity invested in Rocade as of June 30, 2025 was $71.0 million (excluding preferred dividends) and the Company had $14.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2025: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,498,836	Yield Analysis	Market Yield	5.3% – 27.0%	10.5%	Decrease
	64,628	Market Approach	Adjusted EBITDA Multiple	0.5x – 10.5x	5.9x	Increase
	228,094	Recent Transaction	Transaction Price	96.0% – 100.0%	98.3%	Increase
Subordinated debt and 2nd lien notes(2)	88,629	Yield Analysis	Market Yield	8.0% – 21.1%	12.9%	Decrease
	49,804	Market Approach	Adjusted EBITDA Multiple	0.8x – 28.5x	12.0x	Increase
	42,547	Recent Transaction	Transaction Price	96.0% – 100.0%	96.5%	Increase
Structured products(3)	2,207	Yield Analysis	Market Yield	9.3% – 10.3%	9.8%	Decrease
	469	Expected Recovery	Expected Recovery	$469.4	$469.4	Increase
Equity shares(4)	42,879	Yield Analysis	Market Yield	11.3% – 28.3%	16.8%	Decrease
	365,080	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	16.8x	Increase
	776	Market Approach	Revenue Multiple	5.5x – 9.0x	5.9x	Increase
	19,807	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	4,808	Net Asset Approach	Liabilities	$(115,370.3)	$(115,370.3)	Decrease
	49	Expected Recovery	Expected Recovery	$2.5 – $47.0	$44.8	Increase
	3,454	Recent Transaction	Transaction Price	$0.00 – $135.00	$5.02	Increase
Equity warrants	1,084	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.4x	11.4x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	1,542	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease
(1)Excludes investments with an aggregate fair value amounting to $3,694, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $3,636, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(3)Excludes investments with an aggregate fair value amounting to $16,578, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(4)Excludes investments with an aggregate fair value amounting to $2,799, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
During the six months ended June 30, 2025, three senior debt and first lien note positions with an aggregate fair value of $25.8 million transitioned from a yield analysis to a market approach valuation model. In addition, one senior debt and first lien note position with a fair value of $0.1 million transitioned from a broker quote to a market approach valuation model. Lastly, one senior debt and first lien note position with a fair value of $4.1 million transitioned from a market approach to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2025 and December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$55,857	$1,795,252	$1,851,109
Subordinated debt and 2nd lien notes	—	7,852	184,616	192,468
Structured products	—	26,404	19,254	45,658
Equity shares	—	884	439,652	440,536
Equity warrants	—	—	1,087	1,087
Royalty rights	—	—	1,542	1,542
Investments subject to leveling	$—	$90,997	$2,441,403	$2,532,400
Investment in joint ventures (1)				91,482
				$2,623,882

	Fair Value as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$60,910	$1,625,501	$1,686,411
Subordinated debt and 2nd lien notes	—	11,752	153,703	165,455
Structured products	—	30,884	48,664	79,548
Equity shares	—	654	408,475	409,129
Equity warrants	—	—	2,732	2,732
Royalty rights	—	—	5,833	5,833
Investments subject to leveling	$—	$104,200	$2,244,908	$2,349,108
Investment in joint ventures / PE fund (2)				100,164
				$2,449,272
(1)The Company’s investments in Jocassee, Sierra JV, Thompson Rivers and Waccamaw River are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited and Audited Consolidated Balance Sheets.
(2)The Company’s investments in Jocassee, Sierra JV, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited and Audited Consolidated Balance Sheets.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and 2024:

Six Months Ended June 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,625,501	$153,703	$48,664	$408,475	$2,732	$5,833	$2,244,908
New investments	331,359	46,395	7,500	17,158	—	—	402,412
Transfers into Level 3 (1)	—	5,989	—	—	—	—	5,989
Transfers out of Level 3 (1)	—	(6,523)	(3,310)	(4,085)	—	—	(13,918)
Proceeds from sales of investments / return of capital	(61,189)	(3)	(1,933)	(4,065)	—	(4,753)	(71,943)
Loan origination fees received	(6,628)	(1,615)	—	—	—	—	(8,243)
Principal repayments received	(121,005)	(16,935)	(30,903)	—	—	—	(168,843)
Payment-in-kind interest / dividends	4,148	2,267	—	7,029	—	—	13,444
Accretion of loan premium / discount	159	—	—	—	—	—	159
Accretion of deferred loan origination revenue	4,626	444	143	—	—	—	5,213
Realized gain (loss)	(18,792)	(9,417)	(1,595)	2,616	—	2,467	(24,721)
Unrealized appreciation (depreciation)	37,073	10,311	688	12,524	(1,645)	(2,005)	56,946
Fair value, end of period	$1,795,252	$184,616	$19,254	$439,652	$1,087	$1,542	$2,441,403

Six Months Ended June 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,593,797	$223,798	$42,972	$374,572	$2,392	$—	$2,237,531
New investments	176,984	26,325	48	5,524	—	3,871	212,752
Investment restructuring	(22,249)	—	—	—	—	—	(22,249)
Transfers into (out of) Level 3, net (1)	(1,862)	—	—	(130)	—	—	(1,992)
Proceeds from sales of investments / return of capital	(18,512)	(4,975)	—	(1,040)	—	—	(24,527)
Loan origination fees received	(3,473)	(296)	—	—	—	—	(3,769)
Principal repayments received	(191,286)	(32,222)	(357)	—	—	—	(223,865)
Payment-in-kind interest / dividends	2,002	1,708	—	5,849	—	—	9,559
Accretion of loan premium / discount	221	55	—	—	—	—	276
Accretion of deferred loan origination revenue	4,969	487	—	—	—	—	5,456
Realized gain (loss)	(7,040)	(5,107)	(6)	(4,179)	—	—	(16,332)
Unrealized appreciation (depreciation)	(13,604)	3,250	2,843	1,999	232	—	(5,280)
Fair value, end of period	$1,519,947	$213,023	$45,500	$382,595	$2,624	$3,871	$2,167,560

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the six months ended June 30, 2025 and 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $34.0 million during the six months ended June 30, 2025 was related to portfolio company investments that were still held by the Company as of June 30, 2025. Pre-tax net unrealized depreciation on Level 3 investments of $20.7 million during the six months ended June 30, 2024 was related to portfolio company investments that were still held by the Company as of June 30, 2024.
During the six months ended June 30, 2025, the Company made investments of approximately $355.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2025, the Company made investments of $50.7 million in portfolio companies to which it was previously committed to provide such financing.
During the six months ended June 30, 2024, the Company made investments of approximately $164.8 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2024, the Company made investments of $56.1 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both June 30, 2025 and December 31, 2024, the Company had eight portfolio companies with investments that were on non-accrual. As of June 30, 2025, the eight portfolio companies on non-accrual included one portfolio company purchased as part of the Sierra Merger and seven portfolio companies originated by Barings. As of December 31, 2024, the eight portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and five portfolio companies originated by Barings.
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
PIK interest and dividend income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
PIK interest income	$4,508	$4,198	$8,827	$7,323
PIK interest income as a % of investment income	6.1%	5.6%	6.4%	5.1%
PIK dividend income	$3,458	$3,031	$6,607	$6,008
PIK dividend income as % of investment income	4.6%	4.0%	4.8%	4.2%
Total PIK income	$7,966	$7,229	$15,434	$13,331
Total PIK income as a % of investment income	10.7%	9.7%	11.1%	9.2%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both June 30, 2025 and December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.

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
Fee and other income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,909	$1,763	$3,673	$3,449
Management, valuation and other fees	660	396	1,226	840
Royalty income	148	75	303	75
Total Recurring Fee and Other Income	2,717	2,234	5,202	4,364
Non-Recurring Fee and Other Income:
Prepayment fees	55	271	196	272
Acceleration of unamortized loan origination fees	656	1,290	1,540	2,024
Advisory, loan amendment and other fees	1,452	(26)	1,516	582
Total Non-Recurring Fee and Other Income	2,163	1,535	3,252	2,878
Total Fee and Other Income	$4,880	$3,769	$8,454	$7,242
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Concentration of Credit Risk
As of June 30, 2025 and December 31, 2024, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2025 and December 31, 2024, the Company’s largest single portfolio company investment represented approximately 5.9% and 6.2%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2025, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
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
Investments Denominated in Foreign Currencies
As of June 30, 2025, the Company held two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 10 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, 68 investments that were denominated in Euros, and 31 investments that were denominated in British pounds sterling. As of December 31, 2024, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, 72 investments that were denominated in Euros, and 27 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2025 and June 30, 2024, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and six months ended June 30, 2025, the Company recorded net expenses of $0.8 million and $1.2 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2024, the Company recorded net expenses of $0.4 million and $0.6 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2025 and December 31, 2024 was approximately $2,644.2 million and $2,550.7 million, respectively. As of June 30, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $17.7 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $128.9 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $146.6 million. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $50.5 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.0 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $174.5 million.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of June 30, 2025, the Company had a net deferred tax asset of $3.3 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2024, the Company had a net deferred tax asset of $11.0 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against net deferred tax assets when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As of June 30, 2025 and December 31, 2024, given the losses generated by the entity, the net deferred tax assets have been offset by a valuation allowance of $4.6 million and $11.2 million, respectively. The Company concluded that the remaining net deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2025 and December 31, 2024:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2025	June 30, 2025	December 31, 2024
Credit Facility:
February 21, 2019	November 5, 2029	5.662%	$547,313	$438,590
Total Credit Facility			$547,313	$438,590
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	4.660%	$25,000	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	4.660%	25,000	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
February 12, 2024 - February 2029 Notes (1)	February 15, 2029	7.000%	303,341	295,604
(Less: Deferred financing fees)			(7,282)	(8,773)
Total Notes			$1,021,059	$1,011,831
(1) Inclusive of change in fair market value of effective hedge.
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Combined weighted average interest rate(1)	5.251%	5.706%	5.229%	5.666%
Combined weighted average debt outstanding	$1,584,139	$1,432,853	$1,510,052	$1,438,770
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
In addition, the Company pays a commitment fee of 0.375% per annum on undrawn amounts of the February 2019 Credit Facility. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility. In connection with all amendments to the February 2019 Credit Facility, the Company incurred financing fees of approximately $10.7 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, material misrepresentation of representations and warranties, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of June 30, 2025, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of June 30, 2025, the Company had U.S. dollar borrowings of $342.5 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 6.286% (one month SOFR of 4.311%), borrowings denominated in British pounds sterling of £49.6 million ($67.9 million U.S. dollars) with an interest rate of 6.119% (one month SONIA of 4.211%) and borrowings denominated in Euros of €116.6 million ($136.9 million U.S. dollars) with an interest rate of 3.875% (one month EURIBOR of 2.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
SONIA of 4.700%) and borrowings denominated in Euros of €126.6 million ($131.1 million U.S. dollars) with an interest rate of 4.938% (one month EURIBOR of 3.063%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
As of June 30, 2025 and December 31, 2024, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $547.3 million and $438.6 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of June 30, 2025, the Company was in compliance with all covenants under the August 2020 NPA.
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
As of June 30, 2025 and December 31, 2024, the fair value of the outstanding August 2025 Notes was $49.8 million and $49.5 million, respectively. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
For more information, see “Note 9. Subsequent Events.”
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2025, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of June 30, 2025 and December 31, 2024, the fair value of the outstanding Series B Notes was $62.1 million and $61.6 million, respectively. As of June 30, 2025 and December 31, 2024, the fair value of the outstanding Series C Notes was $109.9 million and $108.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2025, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of June 30, 2025 and December 31, 2024, the fair value of the outstanding Series D Notes was $78.4 million and $77.3 million, respectively. As of June 30, 2025 and December 31, 2024, the fair value of the outstanding Series E Notes was $66.7 million and $65.4 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of June 30, 2025 and December 31, 2024, the fair value of the outstanding November 2026 Notes was $335.7 million and $329.3 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of June 30, 2025 and December 31, 2024, the fair value of the outstanding February 2029 Notes was $303.3 million and $295.6 million, respectively. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 7.00% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Unaudited Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $3.3 million and $(4.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
6. DERIVATIVE INSTRUMENTS
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company and the Adviser entered into the MVC Credit Support Agreement, pursuant to which the Adviser agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. On May 8, 2025, the Company entered into the Termination Agreement with Barings to terminate all rights and obligations under the MVC Credit Support Agreement. See “Note 2. Agreements and Related Party Transactions” for additional information regarding the MVC Credit Support Agreement. Net unrealized appreciation or depreciation on the MVC Credit Support Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” and net realized gains or losses on the MVC Credit Support Agreement is included in “Net realized gains (losses) - credit support agreements” in the Company’s Unaudited Consolidated Statements of Operations.
The following table presents the fair value and aggregate unrealized appreciation (depreciation) of the MVC Credit Support Agreement as of December 31, 2024:

As of December 31, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
MVC Credit Support Agreement	Barings LLC	01/01/31	$23,000	$19,250	$5,650
Total MVC Credit Support Agreement					$5,650
As of December 31, 2024, the fair value of the MVC Credit Support Agreement was $19.3 million and is included in “Credit support agreements” in the accompanying Audited Consolidated Balance Sheets. As of December 31, 2024, the fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the discount rate and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of June 30, 2025 and December 31, 2024:

As of June 30, 2025 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$51,200	$6,800
Total Sierra Credit Support Agreement					$6,800

As of December 31, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$44,200	$(200)
Total Sierra Credit Support Agreement					$(200)
As of June 30, 2025 and December 31, 2024, the fair value of the Sierra Credit Support Agreement was $51.2 million and $44.2 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of June 30, 2025 and December 31, 2024. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

June 30, 2025: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$51,200	Simulation Analysis	Enterprise Value	$7 - $361,800	$180,904	Decrease
			Asset Volatility	20.0% - 50.0%	35.0%	Increase
			Time Until Exit (years)	0.0 - 6.1	3.1	Decrease
			Discount Rate	6.0%	6.0%	Decrease
			Recovery Rate	5.0% - 70.0%	37.5%	Increase

December 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$44,200	Simulation Analysis	Enterprise Value	$15 - $393,900	$196,958	Decrease
			Asset Volatility	25.0% - 55.0%	40.0%	Increase
			Time Until Exit (years)	0.0 - 6.6	3.3	Decrease
			Discount Rate	6.3%	6.3%	Decrease
			Recovery Rate	5.0% - 70.0%	37.5%	Increase

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
The following tables present the Company’s foreign currency forward contracts as of June 30, 2025 and December 31, 2024:

As of June 30, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$2,000	$1,301	09/30/25	$12	Derivative assets
Foreign currency forward contract (AUD)	$36,480	A$55,830	09/30/25	(176)	Derivative liabilities
Foreign currency forward contract (CAD)	$42	C$58	09/29/25	—	Derivative liabilities
Foreign currency forward contract (CAD)	$1,718	C$2,339	09/29/25	(4)	Derivative liabilities
Foreign currency forward contract (DKK)	$493	3,192kr.	09/30/25	(13)	Derivative liabilities
Foreign currency forward contract (EUR)	$163,760	€142,348	09/30/25	(4,328)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,120	NZ$15,040	09/30/25	(37)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,747	47,927kr	09/30/25	8	Derivative assets
Foreign currency forward contract (GBP)	$80,160	£59,288	09/30/25	(1,133)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,876	17,887kr	09/30/25	(12)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,322	4,315Fr.	09/30/25	(160)	Derivative liabilities
Total				$(5,843)

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$7,000	$4,519	01/08/25	$(185)	Derivative liabilities
Foreign currency forward contract (AUD)	A$64,484	$41,090	01/08/25	(1,164)	Derivative liabilities
Foreign currency forward contract (AUD)	A$8,000	$5,010	04/07/25	(56)	Derivative liabilities
Foreign currency forward contract (AUD)	$954	A$1,478	01/08/25	39	Derivative assets
Foreign currency forward contract (AUD)	$965	A$1,411	01/08/25	92	Derivative assets
Foreign currency forward contract (AUD)	$46,948	A$68,596	01/08/25	4,477	Derivative assets
Foreign currency forward contract (AUD)	$41,247	A$64,724	04/07/25	1,167	Derivative assets

Foreign currency forward contract (CAD)	C$8,709	$6,161	01/08/25	(105)	Derivative liabilities
Foreign currency forward contract (CAD)	C$7,000	$4,896	04/07/25	(11)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,461	C$8,709	01/08/25	404	Derivative assets
Foreign currency forward contract (CAD)	$72	C$103	04/07/25	—	Derivative liabilities
Foreign currency forward contract (CAD)	$6,326	C$8,913	04/07/25	107	Derivative assets

Foreign currency forward contract (DKK)	2,570kr.	$362	01/08/25	(5)	Derivative liabilities
Foreign currency forward contract (DKK)	$385	2,570kr.	01/08/25	28	Derivative assets
Foreign currency forward contract (DKK)	$370	2,615kr.	04/07/25	5	Derivative assets

Foreign currency forward contract (EUR)	€4,658	$4,921	01/08/25	(96)	Derivative liabilities
Foreign currency forward contract (EUR)	€95,436	$100,299	01/08/25	(1,455)	Derivative liabilities
Foreign currency forward contract (EUR)	$111,003	€99,494	01/08/25	7,955	Derivative assets
Foreign currency forward contract (EUR)	$671	€600	01/08/25	50	Derivative assets
Foreign currency forward contract (EUR)	$100,856	€95,570	04/07/25	1,467	Derivative assets

Foreign currency forward contract (NZD)	NZ$15,538	$9,003	01/08/25	(297)	Derivative liabilities
Foreign currency forward contract (NZD)	$198	NZ$312	01/08/25	23	Derivative assets
Foreign currency forward contract (NZD)	$9,538	NZ$15,226	01/08/25	1,007	Derivative assets
Foreign currency forward contract (NZD)	$9,187	NZ$15,840	04/07/25	302	Derivative assets

Foreign currency forward contract (NOK)	45,770kr	$4,104	01/08/25	(75)	Derivative liabilities
Foreign currency forward contract (NOK)	$83	921kr	01/08/25	2	Derivative assets
Foreign currency forward contract (NOK)	$4,273	44,849kr	01/08/25	325	Derivative assets
Foreign currency forward contract (NOK)	$4,132	46,087kr	04/07/25	75	Derivative assets

Foreign currency forward contract (GBP)	£5,800	$7,272	01/08/25	(8)	Derivative liabilities
Foreign currency forward contract (GBP)	£59,563	$75,949	01/08/25	(1,356)	Derivative liabilities
Foreign currency forward contract (GBP)	$1,789	£1,382	01/08/25	59	Derivative assets
Foreign currency forward contract (GBP)	$85,174	£63,981	01/08/25	5,047	Derivative assets
Foreign currency forward contract (GBP)	$75,962	£59,607	04/07/25	1,363	Derivative assets

Foreign currency forward contract (SEK)	16,492kr.	$1,505	01/08/25	(12)	Derivative liabilities
Foreign currency forward contract (SEK)	$34	339kr	01/08/25	3	Derivative assets
Foreign currency forward contract (SEK)	$1,593	16,153kr	01/08/25	130	Derivative assets
Foreign currency forward contract (SEK)	$1,541	16,805kr	04/07/25	12	Derivative assets

Foreign currency forward contract (CHF)	5,622Fr.	$6,378	01/08/25	(173)	Derivative liabilities
Foreign currency forward contract (CHF)	$6,706	5,622Fr.	01/08/25	502	Derivative assets
Foreign currency forward contract (CHF)	$6,511	5,685Fr.	04/07/25	175	Derivative assets
Total				$19,818
As of June 30, 2025 and December 31, 2024, the total fair value of the Company’s foreign currency forward contracts was $(5.8) million and $19.8 million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Accelevation LLC	Delayed Draw Term Loan	$1,031	$—
Accelevation LLC	Revolver	609	—
Accurus Aerospace Corporation(2)	Revolver	980	461
AD Bidco, Inc.	Delayed Draw Term Loan	391	3,522
AD Bidco, Inc.	Revolver	1,303	1,303
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	2,443	2,443
AirX Climate Solutions, Inc.(2)	Revolver	814	814
Aldinger Company	Term Loan	3,609	—
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	48	259
Americo Chemical Products, LLC	Revolver	471	471
Application Boot Camp LLC(2)	Revolver	528	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	2,182
Arc Education(3)	Delayed Draw Term Loan	1,130	997
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	391	358
Artemis Bidco Limited(3)	Delayed Draw Term Loan	580	663
ASC Communications, LLC	Revolver	1,089	1,089
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	185
ATL II MRO Holdings Inc.	Revolver	3,289	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,252	1,183
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	2,151	2,151
Basin Innovation Group, LLC	Revolver	1,858	1,858
Beyond Risk Management, Inc.	Delayed Draw Term Loan	4,629	4,629
Biolam Group(2)(3)	Delayed Draw Term Loan	709	625
BKF Buyer, Inc.	Revolver	2,970	2,970
Brightpay Limited(3)	Delayed Draw Term Loan	—	131
BrightSign LLC(2)	Revolver	509	244
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	2,093	—
CAi Software, LLC	Revolver	1,261	1,261
Caldwell & Gregory LLC	Delayed Draw Term Loan	1,541	3,312
Caldwell & Gregory LLC	Revolver	2,500	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	53	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	99	629
Cascade Residential Services LLC(2)	Revolver	17	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,396	1,396
CCFF Buyer, LLC	Revolver	1,047	1,047
Ceres Pharma NV(3)	Delayed Draw Term Loan	669	—
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC(2)	Revolver	55	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Comply365, LLC(2)	Revolver	1,101	1,101
Coyo Uprising GmbH(3)	Delayed Draw Term Loan	461	407
CSL DualCom(4)	Capex / Acquisition Facility	—	148
CW Group Holdings, LLC(2)	Delayed Draw Term Loan	7,446	—
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	1,888	—
DecksDirect, LLC(2)	Revolver	360	34
DISA Holdings Corp.	Revolver	343	429
Discovery Buyer, L.P.	Delayed Draw Term Loan	7,216	—
Discovery Buyer, L.P.	Revolver	1,793	—
Dune Group(3)	Delayed Draw Term Loan	—	411
EB Development(3)	Capex / Acquisition Facility	242	—
EB Development(3)	Delayed Draw Term Loan	627	553
Eclipse Business Capital, LLC	Revolver	12,909	12,636
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	585	585
EMI Porta Holdco LLC(2)	Revolver	2,847	2,254
eShipping, LLC	Revolver	1,486	1,486
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	619
Expert Institute Group Inc.	Delayed Draw Term Loan	2,605	—
Expert Institute Group Inc.	Revolver	1,401	—
Express Wash Acquisition Company, LLC(2)	Revolver	193	115
EZ SMBO Bidco(3)	Delayed Draw Term Loan	1,375	—
Faraday(3)	Delayed Draw Term Loan	—	928
Footco 40 Limited(4)	Delayed Draw Term Loan	563	515
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	361
Fortis Payment Systems, LLC	Revolver	—	625
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,312	2,312
GB Eagle Buyer, Inc.	Revolver	1,447	2,316
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Global Academic Group Limited(2)(7)	Term Loan	14	233
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	65	49
Graphpad Software, LLC	Delayed Draw Term Loan	2,093	2,093
Graphpad Software, LLC	Revolver	872	872
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(2)(3)	Delayed Draw Term Loan	6,680	145
Haystack Holdings LLC	Delayed Draw Term Loan	4,086	—
Haystack Holdings LLC	Revolver	1,416	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	174	164
Heavy Construction Systems Specialists, LLC	Revolver	2,632	2,632
HEKA Invest(3)	Delayed Draw Term Loan	611	539
HemaSource, Inc.	Revolver	1,804	1,804
HomeX Services Group LLC	Delayed Draw Term Loan	426	650
HomeX Services Group LLC	Revolver	338	338
HS Advisory Buyer LLC	Delayed Draw Term Loan	4,868	—
HS Advisory Buyer LLC	Revolver	600	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
HSL Compliance(4)	Delayed Draw Term Loan	2,579	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(2)	Revolver	1,364	1,364
Hydratech Holdings, Inc.	Delayed Draw Term Loan	162	1,725
Hydratech Holdings, Inc.	Revolver	763	924
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816	816
Ice House America, L.L.C.(2)	Revolver	63	257
Interstellar Group B.V.(3)	Delayed Draw Term Loan	628	582
InvoCare Limited(5)	Delayed Draw Term Loan	291	275
ISTO Technologies II, LLC	Revolver	714	714
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	788	728
Jones Fish Hatcheries & Distributors LLC	Revolver	418	418
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Kline Hill Partners LP(2)	Delayed Draw Term Loan	2,245	—
Kline Hill Partners LP(2)	Revolver	898	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	102	402
Lattice Group Holdings Bidco Limited	Delayed Draw Term Loan	72	237
Lattice Group Holdings Bidco Limited	Revolver	—	35
LeadsOnline, LLC	Revolver	2,603	2,603
Lockmasters Security Intermediate, Inc. (2)	Delayed Draw Term Loan	2,024	—
Lockmasters Security Intermediate, Inc. (2)	Revolver	782	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	66	—
MB Purchaser, LLC	Delayed Draw Term Loan	99	773
MB Purchaser, LLC	Revolver	309	309
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	5,098	5,098
Media Recovery, Inc. (SpotSee)	Revolver	391	635
Media Recovery, Inc. (SpotSee)(4)	Revolver	812	742
Megawatt Acquisitionco, Inc.(2)	Revolver	492	475
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	776	691
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	936	884
Momentum Textiles, LLC	Revolver	923	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	604	552
MSI Express Inc.	Delayed Draw Term Loan	1,429	—
MSI Express Inc.	Revolver	1,885	—
Narda Acquisitionco., Inc.	Revolver	—	1,311
NAW Buyer LLC	Delayed Draw Term Loan	5,729	5,729
NAW Buyer LLC	Revolver	1,894	1,894
Next Holdco, LLC	Delayed Draw Term Loan	1,891	1,891
Next Holdco, LLC	Revolver	733	733
NF Holdco, LLC(2)	Revolver	630	829
Northstar Recycling, LLC	Delayed Draw Term Loan	4,295	4,295
Northstar Recycling, LLC	Revolver	3,527	3,527

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	509	449
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	646	1,370
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	2,857	4,276
OSP Hamilton Purchaser, LLC	Revolver	444	666
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	715	—
Owl Intermediate Holdings, LLC(2)	Revolver	1,839	—
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	—	328
PDQ.Com Corporation(2)	Delayed Draw Term Loan	4,994	5,226
Polara Enterprises, L.L.C.	Revolver	720	545
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	2,735	4,946
PowerGEM Buyer, Inc.(2)	Revolver	2,579	2,579
Premium Invest(3)	Capex / Acquisition Facility	1,819	1,605
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	468	935
Process Insights Acquisition, Inc.(2)	Revolver	437	104
ProfitOptics, LLC(2)	Revolver	306	242
Pro-Vision Solutions Holdings, LLC	Revolver	1,828	2,077
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	—	193
Qualified Industries, LLC	Revolver	242	242
R1 Holdings, LLC	Revolver	219	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	1,307	2,399
Randys Holdings, Inc.	Revolver	719	1,231
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,956	2,956
Rapid Buyer LLC(2)	Revolver	1,478	1,478
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	3,887	—
Real Chemistry Intermediate III, Inc.(2)	Revolver	2,366	—
RKD Group, LLC(2)	Delayed Draw Term Loan	1,645	—
RKD Group, LLC(2)	Revolver	1,135	—
Rocade Holdings LLC(2)	Preferred Equity	14,000	14,000
Rock Labor LLC(2)	Revolver	1,103	1,103
ROI Solutions LLC	Delayed Draw Term Loan	3,506	3,506
ROI Solutions LLC	Revolver	3,138	3,138
Royal Buyer, LLC	Revolver	1,631	1,748
RPX Corporation	Revolver	3,024	3,024
Ruffalo Noel Levitz, LLC(2)	Revolver	288	—
Saab Purchaser, Inc.	Delayed Draw Term Loan	4,787	4,787
Saab Purchaser, Inc.	Revolver	1,862	2,394
Sanoptis S.A.R.L.(3)	Term Loan	2,785	2,456
Sansidor BV(3)	Capex / Acquisition Facility	121	396
SBP Holdings LP	Delayed Draw Term Loan	7,905	7,905
SBP Holdings LP	Revolver	3,250	3,250
Scout Bidco B.V.(2)(3)	Revolver	680	999
SCP Medical Products, LLC.	Revolver	426	—
Screenvision, LLC(2)	Revolver	613	—
Security Holdings B.V.(2)(3)	Revolver	822	1,916
Sinari Invest(3)	Delayed Draw Term Loan	509	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	503

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	6,611	15,164
Smartling, Inc.	Revolver	1,176	1,176
SmartShift Group, Inc.	Revolver	1,651	1,651
Solo Buyer, L.P.(2)	Revolver	1,197	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	1,359	1,453
SPATCO Energy Solutions, LLC(2)	Revolver	1,188	1,188
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	541	2,226
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	3,792	4,085
Superjet Buyer, LLC(2)	Revolver	2,432	2,432
SVI International LLC	Delayed Draw Term Loan	17	74
SVI International LLC	Revolver	35	74
Swoop Intermediate III, Inc.(2)	Delayed Draw Term Loan	5,455	—
Swoop Intermediate III, Inc.(2)	Revolver	1,818	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	139
Tank Holding Corp(2)	Revolver	873	873
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,239	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	8,016	8,016
TAPCO Buyer LLC	Revolver	2,915	2,915
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	166	233
Techone B.V.(3)	Revolver	558	492
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	8,486	—
Tencarva Machinery Company, LLC(2)	Revolver	2,103	1,470
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	8,811	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	2,261	827
THG Acquisition, LLC	Delayed Draw Term Loan	2,226	2,299
THG Acquisition, LLC	Revolver	1,401	1,401
Trintech, Inc.	Revolver	383	383
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	10,359	11,751
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	113	234
UHY Advisors, Inc.	Delayed Draw Term Loan	8,665	13,247
UHY Advisors, Inc.	Revolver	3,506	3,507
Union Bidco Limited(4)	Capex / Acquisition Facility	6	66
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	726	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	509	449
Unosquare, LLC	Delayed Draw Term Loan	2,806	—
Unosquare, LLC	Revolver	1,361	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	13,978	14,420
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	1,708	2,912
Whitcraft Holdings, Inc.(2)	Revolver	1,534	893
White Bidco Limited	Delayed Draw Term Loan	514	515
Woodland Foods, LLC(2)	Delayed Draw Term Loan	1,559	—
Woodland Foods, LLC(2)	Line of Credit	2,246	1,177
World 50, Inc.	Revolver	973	973

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
WWEC Holdings III Corp	Revolver	2,484	2,484
ZB Holdco LLC(2)	Delayed Draw Term Loan	3,171	—
ZB Holdco LLC(2)	Revolver	1,091	338
Total unused commitments to extend financing		$456,447	$388,772
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both June 30, 2025 and December 31, 2024, the Company had guaranteed €9.9 million ($11.6 million U.S. dollars and $10.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh (“MVC Auto”) that mature in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	Six Months Ended	Six Months Ended
($ in thousands, except share and per share amounts)	June 30, 2025	June 30, 2024
Per share data:
Net asset value at beginning of period	$11.29	$11.28
Net investment income (1)	0.53	0.67
Net realized gain (loss) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	(0.14)	(0.12)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.12	0.05
Total increase (decrease) from investment operations (1)	0.51	0.60
Dividends / distributions paid to stockholders from net investment income	(0.62)	(0.52)
Net asset value at end of period	$11.18	$11.36
Market value at end of period (2)	$9.14	$9.73
Shares outstanding at end of period	105,158,938	105,757,992
Net assets at end of period	$1,175,844	$1,201,876
Average net assets	$1,199,210	$1,216,343
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (3)	13.78%	12.04%
Ratio of net investment income to average net assets (annualized)	9.37%	11.76%
Portfolio turnover ratio (annualized)	10.96%	8.64%
Total return (4)	2.00%	19.72%
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
9. SUBSEQUENT EVENTS
On August 4, 2025, the August 2025 Notes matured in accordance with the terms of the August 2020 NPA and the Company repaid in full the par amount plus accrued and unpaid interest.
On August 7, 2025, the Board declared a quarterly distribution of $0.26 per share payable on September 10, 2025 to holders of record as of September 3, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the six months ended June 30, 2025, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
As of June 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.8% and 10.2%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.4% and 9.8% as of June 30, 2025 and December 31, 2024, respectively.

Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $363.4 billion Global Fixed Income Platform (as of June 30, 2025) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 54 investment professionals (as of June 30, 2025) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of June 30, 2025, our asset coverage ratio was 175.2%.
Portfolio Composition
The total value of our investment portfolio was $2,623.9 million as of June 30, 2025, as compared to $2,449.3 million as of December 31, 2024. As of June 30, 2025, we had investments in 332 portfolio companies with an aggregate cost of $2,635.8 million. As of December 31, 2024, we had investments in 328 portfolio companies with an aggregate cost of $2,522.7 million. As of both June 30, 2025 and December 31, 2024, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of June 30, 2025 and December 31, 2024, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2025:
Senior debt and 1st lien notes	$1,875,449	71%	$1,851,109	71%
Subordinated debt and 2nd lien notes	197,950	8	192,468	7
Structured products	55,023	2	45,658	2
Equity shares	381,508	14	440,536	17
Equity warrants	76	—	1,087	—
Royalty rights	1,341	—	1,542	—
Investment in joint ventures	124,483	5	91,482	3
	$2,635,830	100%	$2,623,882	100%
December 31, 2024:
Senior debt and 1st lien notes	$1,747,841	69%	$1,686,411	69%
Subordinated debt and 2nd lien notes	184,043	7	165,455	7
Structured products	89,543	4	79,548	3
Equity shares	360,691	14	409,129	17
Equity warrants	76	—	2,732	—
Royalty rights	3,627	—	5,833	—
Investment in joint ventures / PE fund	136,875	6	100,164	4
	$2,522,696	100%	$2,449,272	100%
Investment Activity
During the six months ended June 30, 2025, we made 33 new investments totaling $266.9 million and made investments in existing portfolio companies totaling $139.0 million. We had 24 loans repaid totaling $125.2 million and recognized a net realized loss on these transactions of $27.9 million. We also received $69.4 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $0.1 million. We received $9.2 million of return of capital from our joint ventures, equity, and royalty rights investments. We also received proceeds of $4.7 million related to the exit of one of our royalty rights investments and recognized a realized gain on such exit of $2.5 million. In addition, we sold $55.9 million of middle-market portfolio debt investments to our joint ventures, recognizing a net realized gain on these transactions of $0.7 million. Also, investments in two portfolio companies were restructured, which resulted in a net realized loss of $2.3 million. Lastly, we received proceeds related to the sales and exits of equity investments totaling $9.1 million and recognized a net realized loss on such sales totaling $1.7 million.
During the six months ended June 30, 2024, we made 19 new investments totaling $102.1 million and made investments in existing portfolio companies totaling $118.8 million. We had 24 loans repaid totaling $188.3 million and received
$45.1 million of portfolio company principal payments. We received $8.1 million of return of capital from our joint ventures and equity investments. We received $40.7 million for the sale of loans, recognizing a net realized loss on these transactions of
$0.4 million. In addition, investments in two portfolio companies were restructured, which resulted in a loss of $12.7 million.
Lastly, we received proceeds related to the sale of equity investments totaling $31.4 million and recognized a net realized gain on such sales totaling $3.9 million.

Total portfolio investment activity for the six months ended June 30, 2025 and 2024 was as follows:

Six Months Ended June 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,686,411	$165,455	$79,548	$409,129	$2,732	$5,833	$100,164	$2,449,272
New investments	334,905	46,395	7,500	17,158	—	—	—	405,958
Proceeds from sales of investments / return of capital	(63,943)	(3)	(8,909)	(9,037)	—	(4,753)	(5,044)	(91,689)
Loan origination fees received	(6,628)	(1,615)	—	—	—	—	—	(8,243)
Principal repayments received	(127,416)	(22,434)	(31,909)	—	—	—	—	(181,759)
Payment-in-kind interest /dividend	4,109	439	—	7,029	—	—	—	11,577
Accretion of loan premium /discount	785	99	11	—	—	—	—	895
Accretion of deferred loan origination revenue	4,626	444	143	—	—	—	—	5,213
Realized gain (loss)	(18,830)	(9,417)	(1,355)	5,667	—	2,467	(7,348)	(28,816)
Unrealized appreciation (depreciation)	37,090	13,105	629	10,590	(1,645)	(2,005)	3,710	61,474
Fair value, end of period	$1,851,109	$192,468	$45,658	$440,536	$1,087	$1,542	$91,482	$2,623,882

Six Months Ended June 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,670,300	$238,215	$93,038	$374,704	$2,392	$—	$110,066	$2,488,715
New investments	185,075	26,325	48	5,524	—	3,871	—	220,843
Investment restructuring	(22,249)	—	—	22,196	53	—	—	—
Proceeds from sales of investments / return of capital	(35,733)	(4,975)	(4,140)	(31,238)	(202)	—	(3,926)	(80,214)
Loan origination fees received	(3,472)	(296)	—	—	—	—	—	(3,768)
Principal repayments received	(199,946)	(32,222)	(1,260)	—	—	—	—	(233,428)
Payment-in-kind interest / dividends	2,509	1,708	—	5,844	—	—	—	10,061
Accretion of loan premium / discount	343	57	12	—	—	—	—	412
Accretion of deferred loan origination revenue	4,986	487	—	—	—	—	—	5,473
Realized gain (loss)	(7,664)	(5,106)	(6)	3,527	148	—	—	(9,101)
Unrealized appreciation (depreciation)	(12,322)	1,862	4,795	2,747	233	—	(648)	(3,333)
Fair value, end of period	$1,581,827	$226,055	$92,487	$383,304	$2,624	$3,871	$105,492	$2,395,660
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

The following table shows the classification of our investments by risk rating as of June 30, 2025 and December 31, 2024. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	June 30, 2025		December 31, 2024
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$233,105	9%	$199,308	8%
Category 2	1,823,716	71	1,596,705	66
Category 3	347,879	13	357,015	15
Category 4	123,869	5	209,814	9
Category 5	56,048	2	45,669	2
Total	$2,584,617	100%	$2,408,511	100%

(1) Excludes 9.1% member interest in Jocassee Partners LLC.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2025, we had eight portfolio companies with investments on non-accrual, the aggregate fair value of which was $13.9 million, which comprised 0.5% of the total fair value of our portfolio, and the aggregate cost of which was $35.8 million, which comprised 1.4% of the total cost of our portfolio. As of December 31, 2024, we had eight portfolio companies with investments on non-accrual, the aggregate fair value of which was $8.0 million, which comprised 0.3% of the total fair value of our portfolio, and the aggregate cost of which was $41.6 million, which comprised 1.6% of the total cost of our portfolio.
A summary of our non-accrual assets as of June 30, 2025 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investment in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Acogroup for financial reporting purposes. As of June 30, 2025, the cost of our debt investment in Acogroup was $8.0 million and the fair value of such investments was $3.7 million.

Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of June 30, 2025, the cost of our debt investment in Biolam was $2.5 million and the fair value of such investment was $1.4 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of June 30, 2025, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.9 million and the fair value of such investment was $0.2 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of June 30, 2025, the cost of our debt investments in Eurofins was $5.4 million and the fair value of such investments was $2.2 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of June 30, 2025, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was $0.1 million.
Polymer Solutions Group Holdings, LLC
In connection with the Sierra Merger we purchased our debt investment in Polymer Solutions Group Holdings, LLC, or Polymer. During the quarter ended December 31, 2024, we placed our debt investment in Polymer on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Polymer for financial reporting purposes. As of June 30, 2025, the cost of our debt investment in Polymer was $1.0 million and the fair value of such investment was $0.4 million.
Ruffalo Noel Levitz, LLC
During the quarter ended March 31, 2025, we placed our first lien SOFR + 4.00% debt investment in Ruffalo Noel Levitz, LLC, or Ruffalo, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien SOFR + 4.00% debt investment in Ruffalo for financial reporting purposes. As of June 30, 2025, the cost of our first lien SOFR + 4.00% debt investment in Ruffalo was $9.9 million and the fair value of such investment was $3.1 million.
Zeppelin Bidco Limited
During the quarter ended March 31, 2025, we placed our debt investment in Zeppelin Bidco Limited, or Zeppelin, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Zeppelin for financial reporting purposes. As of June 30, 2025, the cost of our debt investment in Zeppelin was $6.6 million and the fair value of such investment was $2.6 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of June 30, 2025, the cost of our debt investment in A.T. Holdings was $11.9 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $7.9 million, or 0.3% of the total fair value of our portfolio.

Results of Operations
Comparison of the three and six months ended June 30, 2025 and June 30, 2024
Operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total investment income	$74,398	$74,886	$138,837	$144,692
Total operating expenses	43,780	32,429	81,428	72,633
Net investment income before taxes	30,618	42,457	57,409	72,059
Income taxes, including excise tax expense	808	315	1,208	565
Net investment income after taxes	29,810	42,142	56,201	71,494
Net realized gains (losses)	(15,157)	8,074	(16,227)	(13,379)
Net unrealized appreciation (depreciation)	5,906	(30,776)	13,161	5,326
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(9,251)	(22,702)	(3,066)	(8,053)
Net increase in net assets resulting from operations	$20,559	$19,440	$53,135	$63,441
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Total interest income	$50,217	$54,927	$95,837	$109,459
Total dividend income	14,593	11,734	25,335	20,210
Total fee and other income	4,880	3,769	8,454	7,242
Total payment–in–kind interest income	4,508	4,198	8,827	7,323
Interest income from cash	200	258	384	458
Total investment income	$74,398	$74,886	$138,837	$144,692
The change in total investment income for both the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024 was primarily due to a decrease in the weighted average yield on the portfolio, partially offset by increased dividends from portfolio companies and joint venture investments and increased fee and other income. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 9.8% as of June 30, 2025, as compared to 10.9% as of June 30, 2024.
For the three and six months ended June 30, 2025, dividends from portfolio companies and joint venture investments were $14.6 million and $25.3 million, respectively, as compared to $11.7 million and $20.2 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, fee and other income was $4.9 million and $8.5 million, respectively, as compared to $3.8 million and $7.2 million for the three and six months ended June 30, 2024, respectively.

Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating expenses:
Interest and other financing fees	$22,176	$20,774	$42,373	$41,856
Base management fee	8,193	8,190	16,211	16,469
Incentive management fees	11,117	1,122	18,855	9,289
General and administrative expenses	2,294	2,343	3,989	5,019
Total operating expenses	$43,780	$32,429	$81,428	$72,633
Interest and Other Financing Fees
Interest and other financing fees during the three and six months ended June 30, 2025 and 2024 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes and the February 2029 Notes (each as defined below under “Liquidity and Capital Resources”). The increase in interest and other financing fees for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, was primarily attributed to higher weighted average borrowings outstanding, partially offset by a lower weighted average interest rate on the February 2019 Credit Facility. For the three and six months ended June 30, 2025, the weighted average borrowings outstanding on the February 2019 Credit Facility were $559.1 million and $485.1 million, respectively, as compared to $407.9 million and $483.0 million, respectively, for the three and six months ended June 30, 2024. The weighted average interest rate on the February 2019 Credit Facility for the three and six months ended June 30, 2025 was 5.8% and 5.9%, respectively, as compared to 6.9% and 7.0%, respectively, for the three and six months ended June 30, 2024.
Base Management Fee
Under the terms of the Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2025, the amount of Base Management Fees incurred were approximately $8.2 million and $16.2 million, respectively. For the three and six months ended June 30, 2024, the amount of Base Management Fees incurred were approximately $8.2 million and $16.5 million, respectively.
The decrease in the Base Management Fees for the six months ended June 30, 2025 versus the six months ended June 30, 2024 is primarily related to the average value of gross assets decreasing from $5,270.2 million for the six months ended June 30, 2024 to $5,187.6 million for the six months ended June 30, 2025. For both the three and six months ended June 30, 2025 and 2024, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the Barings BDC Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). A portion of the Incentive Fee is based on our income (the “Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee”). The Income-Based Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2025, the amount of Income-Based Fees incurred were $11.1 million and $18.9 million, respectively, as compared to $1.1 million and $9.3 million, for the three and six months ended June 30, 2024. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap. The increase in the Incentive Fees for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, relates to a higher Incentive Fee Cap for the three and six months ended June 30, 2025, as a result of an increase in Cumulative Pre-Incentive Fee Net Return partially offset by a smaller increase in incentive fees paid in the trailing twelve quarters (or portion thereof).
General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three and six months ended June 30, 2025, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2024 the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.4 million and $1.0 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our Board for their service on the Board, directors’ and officers’ insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$6,024	$7,685	$(4,360)	$(4,922)
Affiliate investments	—	(4,179)	—	(4,179)
Control investments	(17,109)	—	(24,456)	—
Net realized gains (losses) on investments	(11,085)	3,506	(28,816)	(9,101)
Credit support agreements	9,400	—	9,400	—
Foreign currency transactions	787	153	2,235	393
Forward currency contracts	(14,259)	4,415	954	(4,671)
Net realized gains (losses)	$(15,157)	$8,074	$(16,227)	$(13,379)
During the three months ended June 30, 2025, we recognized net realized losses totaling $15.2 million, which consisted primarily of a net loss on forward currency contracts of $14.3 million and a net loss on our investment portfolio of $11.1 million, partially offset by a gain on the termination of the MVC Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings of $9.4 million and a net gain on foreign currency transactions of $0.8 million. The net loss on our investment portfolio predominantly related to a $17.1 million loss on the exit of one loan investment and a $2.5 million loss on the restructuring of one investment, partially offset by a $5.3 million gain on the exit of three equity investments, and a $2.5 million gain on the exit of one of our royalty rights investments, which were all primarily reclassified from net unrealized depreciation during the three months ended June 30, 2025. During the six months ended June 30, 2025, we recognized net realized losses totaling $16.2 million, which consisted primarily of a net loss on our investment portfolio of $28.8 million, partially offset by a net gain on the termination of the MVC Credit Support Agreement of $9.4 million, a net gain on forward currency transactions of $2.2 million and a net gain on foreign currency contracts of $1.0 million. The net loss on our investment portfolio predominantly related to a $27.9 million loss on the exit of three loan investments, a $7.3 million loss on the exit of one equity investment, and a $2.5 million loss on the restructuring of one investment, partially offset by a $5.3 million gain on the exit of three equity investments and a $2.5 million gain on the exit of one of our royalty rights investments, which were all primarily reclassified from net unrealized depreciation during the six months ended June 30, 2025.
During the three months ended June 30, 2024, we recognized net realized gains totaling $8.1 million, which consisted primarily of a net gain on our investment portfolio of $3.5 million, a net gain on foreign currency transactions of $0.2 million and a net gain on forward currency contracts of $4.4 million. The net gain on our investment portfolio predominantly related to a $7.2 million gain on the sale of one investment, partially offset by a $4.2 million loss on the sale of one investment, which was reclassified from unrealized depreciation during the three months ended June 30, 2024. During the six months ended
June 30, 2024, we recognized net realized losses of $13.4 million, which consisted primarily of a net loss on our investment portfolio of $9.1 million, a net gain on foreign currency transactions of $0.4 million and a net loss on forward currency contracts of $4.7 million. The net loss on our investment portfolio was primarily comprised of a $12.7 million loss on the restructuring of two investments and a $4.2 million loss on the sale of one investment, which were primarily reclassified from unrealized depreciation, partially offset by a $7.2 million gain on the sale of one investment during the six months ended June
30, 2024.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$8,975	$(7,831)	$31,205	$672
Affiliate investments	663	(5,034)	(1,197)	(2,239)
Control investments	17,817	(13,572)	30,447	(1,766)
Net unrealized appreciation (depreciation) of investments	27,455	(26,437)	60,455	(3,333)
Credit support agreements	(3,000)	(904)	1,350	(7,254)
Foreign currency transactions	(15,205)	1,025	(22,983)	4,541
Forward currency contracts	(3,344)	(4,460)	(25,661)	11,372
Net unrealized appreciation (depreciation)	$5,906	$(30,776)	$13,161	$5,326
During the three months ended June 30, 2025, we recorded net unrealized appreciation totaling $5.9 million, consisting of net unrealized appreciation on our current portfolio of $14.7 million, net unrealized appreciation reclassification adjustments of $12.8 million related to the net realized losses on the sales / exits of certain investments, unrealized appreciation of $6.4 million on the Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings, partially offset by net unrealized depreciation related to foreign currency transactions of $15.2 million, unrealized depreciation of $9.4 million related to the net realized gain on the termination of the MVC Credit Support Agreement with Barings and net unrealized depreciation related to forward currency contracts of $3.3 million. The net unrealized appreciation on our current portfolio of $14.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $34.2 million, partially offset by the credit or fundamental performance of investments of $13.0 million and broad market moves for investments of $6.5 million.
During the six months ended June 30, 2025, we recorded net unrealized appreciation totaling $13.2 million, consisting of net unrealized appreciation on our current portfolio of $31.7 million, net unrealized appreciation reclassification adjustments of $29.8 million related to the net realized losses on the sales / exits of certain investments, unrealized appreciation of $7.0 million on the Sierra Credit Support Agreement with Barings, partially offset by net unrealized depreciation related to forward currency contracts of $25.7 million, net unrealized depreciation related to foreign currency transactions of $23.0 million, unrealized depreciation of $5.6 million on the MVC Credit Support Agreement with Barings and deferred taxes of $1.0 million. The net unrealized appreciation on our current portfolio of $31.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $49.0 million and broad market moves for investments of $1.3 million, partially offset by the credit or fundamental performance of investments of $18.6 million.
During the three months ended June 30, 2024, we recorded net unrealized depreciation totaling $30.8 million, consisting of net unrealized depreciation on our current portfolio of $30.1 million, unrealized depreciation of $2.8 million on the Sierra credit support agreement with Barings and net unrealized depreciation related to forward currency contracts of $4.5 million, partially offset by net unrealized appreciation reclassification adjustments of $3.6 million related to the net realized losses on the sales / repayments and restructures of certain investments, unrealized appreciation of $1.9 million on the MVC credit support agreement with Barings and net unrealized appreciation related to foreign currency transactions of $1.0 million. The net unrealized depreciation on our current portfolio of $30.1 million was driven primarily by the credit or fundamental performance of investments of $21.6 million, broad market moves for investments of $7.7 million and the impact of foreign currency exchange rates on investments of $0.8 million.

During the six months ended June 30, 2024, we recorded net unrealized appreciation totaling $5.3 million consisting of net unrealized appreciation reclassification adjustments of $16.2 million related to the net realized losses on the sales /
repayments and restructures of certain investments, unrealized appreciation of $0.6 million on the MVC credit support agreement with Barings, net unrealized appreciation related to foreign currency transactions of $4.5 million and net unrealized appreciation related to forward currency contracts of $11.4 million, partially offset by net unrealized depreciation on our current portfolio of $19.5 million and unrealized depreciation of $7.9 million on the Sierra credit support agreement with Barings. The net unrealized depreciation on our current portfolio of $19.5 million was driven primarily by the credit or fundamental performance of investments of $14.7 million and the impact of foreign currency exchange rates on investments of $11.1 million, partially offset by broad market moves for investments of $6.3 million.
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
Cash Flows
For the six months ended June 30, 2025, we experienced a net decrease in cash in the amount of $42.1 million. During that period, our operating activities used $60.5 million in cash, consisting primarily of purchases of portfolio investments of $409.2 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $274.6 million. In addition, our financing activities provided net cash of $18.4 million, consisting of net borrowings under the February 2019 Credit Facility of $86.0 million, partially offset by dividends paid in the amount of $65.3 million and share repurchases of $2.3 million. As of June 30, 2025, we had $49.3 million of cash and foreign currencies on hand, including $4.7 million of restricted cash.
For the six months ended June 30, 2024, we experienced a net increase in cash in the amount of $13.8 million. During that period, our operating activities provided $143.2 million in cash, with proceeds from sales or repayments of portfolio investments totaling $289.3 million and other cash collections from investments exceeding purchases of portfolio investments of $216.9 million. In addition, our financing activities used net cash of $129.4 million, consisting of net repayments under the
February 2019 Credit Facility of $364.0 million, dividends paid in the amount of $55.1 million and share repurchases of
$3.0 million, partially offset by net proceeds of $292.8 million from the issuance of the February 2029 Notes. As of June 30, 2024, we had $84.4 million of cash and foreign currencies on hand, including $15.0 million of restricted cash.
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
As of June 30, 2025, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $342.5 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 6.286% (one month SOFR of 4.311%), borrowings denominated in British pounds sterling of £49.6 million ($67.9 million U.S. dollars) with an interest rate of 6.119% (one month SONIA of 4.211%) and borrowings denominated in Euros of €116.6 million ($136.9 million U.S. dollars) with an interest rate of 3.875% (one month EURIBOR of 2.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2025, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $547.3 million. See “Note 5. Borrowings — February 2019 Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
Our permitted issuance period for the Additional Notes under the August 2020 NPA expired on February 3, 2022, prior to which date we issued no Additional Notes.
The August 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may declare all August 2025 Notes then outstanding to be immediately due and payable. As of June 30, 2025, we were in compliance with all covenants under the August 2020 NPA.
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
As of June 30, 2025, the fair value of the outstanding August 2025 Notes was $49.8 million. The fair value determination of the August 2025 Notes was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
For more information, see “Recent Developments.”
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2025, we were in compliance with all covenants under the November 2020 NPA.
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
As of June 30, 2025, the fair value of the outstanding Series B Notes and the Series C Notes was $62.1 million and $109.9 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2025, we were in compliance with all covenants under the February 2021 NPA.
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
As of June 30, 2025, the fair value of the outstanding Series D Notes and the Series E Notes was $78.4 million and $66.7 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of June 30, 2025, the fair value of the outstanding November 2026 Notes was $335.7 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of June 30, 2025, the fair value of the outstanding February 2029 Notes was $303.3 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 7.00% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $3.3 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Share Repurchase Programs
On February 22, 2024, our Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2025. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the six months ended June 30, 2025, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 20, 2025, our Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the six months ended June 30, 2025, we repurchased a total of 250,000 shares of common stock in the open market under the Share Repurchase Program at an average price of $9.35 per share, including brokerage commissions.
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
Recent Developments
Subsequent to June 30, 2025, we made approximately $59.3 million of new commitments, of which $38.6 million closed and funded. The $38.6 million of investments consists of $28.9 million of first lien senior secured debt investments, $9.4 million of subordinated debt investments and $0.3 million of equity investments. The weighted average yield of the debt investments was 9.4%. In addition, we funded $22.6 million of previously committed revolvers and delayed draw term loans.
On August 4, 2025, the August 2025 Notes matured in accordance with the terms of the August 2020 NPA and we repaid in full the par amount plus accrued and unpaid interest.
On August 7, 2025, the Board declared a quarterly distribution of $0.26 per share payable on September 10, 2025 to holders of record as of September 3, 2025.
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

As of June 30, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 223% of our total net assets, as compared to approximately 206% of our total net assets as of December 31, 2024.
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
Fee and other income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,909	$1,763	$3,673	$3,449
Management, valuation and other fees	660	396	1,226	840
Royalty income	148	75	303	75
Total Recurring Fee and Other Income	2,717	2,234	5,202	4,364
Non-Recurring Fee and Other Income:
Prepayment fees	55	271	196	272
Acceleration of unamortized loan origination fees	656	1,290	1,540	2,024
Advisory, loan amendment and other fees	1,452	(26)	1,516	582
Total Non-Recurring Fee and Other Income	2,163	1,535	3,252	2,878
Total Fee and Other Income	$4,880	$3,769	$8,454	$7,242
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
PIK interest and dividend income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
PIK interest income	$4,508	$4,198	$8,827	$7,323
PIK interest income as a % of investment income	6.1%	5.6%	6.4%	5.1%
PIK dividend income	$3,458	$3,031	$6,607	$6,008
PIK dividend income as % of investment income	4.6%	4.0%	4.8%	4.2%
Total PIK income	$7,966	$7,229	$15,434	$13,331
Total PIK income as a % of investment income	10.7%	9.7%	11.1%	9.2%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025 and December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Accelevation LLC	Delayed Draw Term Loan	$1,031	$—
Accelevation LLC	Revolver	609	—
Accurus Aerospace Corporation(2)	Revolver	980	461
AD Bidco, Inc.	Delayed Draw Term Loan	391	3,522
AD Bidco, Inc.	Revolver	1,303	1,303
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	2,443	2,443
AirX Climate Solutions, Inc.(2)	Revolver	814	814
Aldinger Company	Term Loan	3,609	—
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	48	259
Americo Chemical Products, LLC	Revolver	471	471
Application Boot Camp LLC(2)	Revolver	528	—

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	2,182
Arc Education(3)	Delayed Draw Term Loan	1,130	997
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	391	358
Artemis Bidco Limited(3)	Delayed Draw Term Loan	580	663
ASC Communications, LLC	Revolver	1,089	1,089
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	185
ATL II MRO Holdings Inc.	Revolver	3,289	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,252	1,183
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	2,151	2,151
Basin Innovation Group, LLC	Revolver	1,858	1,858
Beyond Risk Management, Inc.	Delayed Draw Term Loan	4,629	4,629
Biolam Group(2)(3)	Delayed Draw Term Loan	709	625
BKF Buyer, Inc.	Revolver	2,970	2,970
Brightpay Limited(3)	Delayed Draw Term Loan	—	131
BrightSign LLC(2)	Revolver	509	244
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	2,093	—
CAi Software, LLC	Revolver	1,261	1,261
Caldwell & Gregory LLC	Delayed Draw Term Loan	1,541	3,312
Caldwell & Gregory LLC	Revolver	2,500	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	53	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	99	629
Cascade Residential Services LLC(2)	Revolver	17	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,396	1,396
CCFF Buyer, LLC	Revolver	1,047	1,047
Ceres Pharma NV(3)	Delayed Draw Term Loan	669	—
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC(2)	Revolver	55	—
Comply365, LLC(2)	Revolver	1,101	1,101
Coyo Uprising GmbH(3)	Delayed Draw Term Loan	461	407
CSL DualCom(4)	Capex / Acquisition Facility	—	148
CW Group Holdings, LLC(2)	Delayed Draw Term Loan	7,446	—
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	1,888	—
DecksDirect, LLC(2)	Revolver	360	34
DISA Holdings Corp.	Revolver	343	429
Discovery Buyer, L.P.	Delayed Draw Term Loan	7,216	—
Discovery Buyer, L.P.	Revolver	1,793	—
Dune Group(3)	Delayed Draw Term Loan	—	411
EB Development(3)	Capex / Acquisition Facility	242	—
EB Development(3)	Delayed Draw Term Loan	627	553
Eclipse Business Capital, LLC	Revolver	12,909	12,636
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	585	585
EMI Porta Holdco LLC(2)	Revolver	2,847	2,254
eShipping, LLC	Revolver	1,486	1,486
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	619

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Expert Institute Group Inc.	Delayed Draw Term Loan	2,605	—
Expert Institute Group Inc.	Revolver	1,401	—
Express Wash Acquisition Company, LLC(2)	Revolver	193	115
EZ SMBO Bidco(3)	Delayed Draw Term Loan	1,375	—
Faraday(3)	Delayed Draw Term Loan	—	928
Footco 40 Limited(4)	Delayed Draw Term Loan	563	515
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	361
Fortis Payment Systems, LLC	Revolver	—	625
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,312	2,312
GB Eagle Buyer, Inc.	Revolver	1,447	2,316
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Global Academic Group Limited(2)(7)	Term Loan	14	233
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	65	49
Graphpad Software, LLC	Delayed Draw Term Loan	2,093	2,093
Graphpad Software, LLC	Revolver	872	872
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(2)(3)	Delayed Draw Term Loan	6,680	145
Haystack Holdings LLC	Delayed Draw Term Loan	4,086	—
Haystack Holdings LLC	Revolver	1,416	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	174	164
Heavy Construction Systems Specialists, LLC	Revolver	2,632	2,632
HEKA Invest(3)	Delayed Draw Term Loan	611	539
HemaSource, Inc.	Revolver	1,804	1,804
HomeX Services Group LLC	Delayed Draw Term Loan	426	650
HomeX Services Group LLC	Revolver	338	338
HS Advisory Buyer LLC	Delayed Draw Term Loan	4,868	—
HS Advisory Buyer LLC	Revolver	600	—
HSL Compliance(4)	Delayed Draw Term Loan	2,579	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(2)	Revolver	1,364	1,364
Hydratech Holdings, Inc.	Delayed Draw Term Loan	162	1,725
Hydratech Holdings, Inc.	Revolver	763	924
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816	816
Ice House America, L.L.C.(2)	Revolver	63	257
Interstellar Group B.V.(3)	Delayed Draw Term Loan	628	582
InvoCare Limited(5)	Delayed Draw Term Loan	291	275
ISTO Technologies II, LLC	Revolver	714	714
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	788	728
Jones Fish Hatcheries & Distributors LLC	Revolver	418	418
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Kline Hill Partners LP(2)	Delayed Draw Term Loan	2,245	—
Kline Hill Partners LP(2)	Revolver	898	—

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	102	402
Lattice Group Holdings Bidco Limited	Delayed Draw Term Loan	72	237
Lattice Group Holdings Bidco Limited	Revolver	—	35
LeadsOnline, LLC	Revolver	2,603	2,603
Lockmasters Security Intermediate, Inc. (2)	Delayed Draw Term Loan	2,024	—
Lockmasters Security Intermediate, Inc. (2)	Revolver	782	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	66	—
MB Purchaser, LLC	Delayed Draw Term Loan	99	773
MB Purchaser, LLC	Revolver	309	309
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	5,098	5,098
Media Recovery, Inc. (SpotSee)	Revolver	391	635
Media Recovery, Inc. (SpotSee)(4)	Revolver	812	742
Megawatt Acquisitionco, Inc.(2)	Revolver	492	475
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	776	691
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	936	884
Momentum Textiles, LLC	Revolver	923	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	604	552
MSI Express Inc.	Delayed Draw Term Loan	1,429	—
MSI Express Inc.	Revolver	1,885	—
Narda Acquisitionco., Inc.	Revolver	—	1,311
NAW Buyer LLC	Delayed Draw Term Loan	5,729	5,729
NAW Buyer LLC	Revolver	1,894	1,894
Next Holdco, LLC	Delayed Draw Term Loan	1,891	1,891
Next Holdco, LLC	Revolver	733	733
NF Holdco, LLC(2)	Revolver	630	829
Northstar Recycling, LLC	Delayed Draw Term Loan	4,295	4,295
Northstar Recycling, LLC	Revolver	3,527	3,527
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	509	449
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	646	1,370
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	2,857	4,276
OSP Hamilton Purchaser, LLC	Revolver	444	666
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	715	—
Owl Intermediate Holdings, LLC(2)	Revolver	1,839	—
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	—	328
PDQ.Com Corporation(2)	Delayed Draw Term Loan	4,994	5,226
Polara Enterprises, L.L.C.	Revolver	720	545
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	2,735	4,946
PowerGEM Buyer, Inc.(2)	Revolver	2,579	2,579
Premium Invest(3)	Capex / Acquisition Facility	1,819	1,605
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	468	935
Process Insights Acquisition, Inc.(2)	Revolver	437	104
ProfitOptics, LLC(2)	Revolver	306	242
Pro-Vision Solutions Holdings, LLC	Revolver	1,828	2,077
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	—	193

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Qualified Industries, LLC	Revolver	242	242
R1 Holdings, LLC	Revolver	219	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	1,307	2,399
Randys Holdings, Inc.	Revolver	719	1,231
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,956	2,956
Rapid Buyer LLC(2)	Revolver	1,478	1,478
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	3,887	—
Real Chemistry Intermediate III, Inc.(2)	Revolver	2,366	—
RKD Group, LLC(2)	Delayed Draw Term Loan	1,645	—
RKD Group, LLC(2)	Revolver	1,135	—
Rocade Holdings LLC(2)	Preferred Equity	14,000	14,000
Rock Labor LLC(2)	Revolver	1,103	1,103
ROI Solutions LLC	Delayed Draw Term Loan	3,506	3,506
ROI Solutions LLC	Revolver	3,138	3,138
Royal Buyer, LLC	Revolver	1,631	1,748
RPX Corporation	Revolver	3,024	3,024
Ruffalo Noel Levitz, LLC(2)	Revolver	288	—
Saab Purchaser, Inc.	Delayed Draw Term Loan	4,787	4,787
Saab Purchaser, Inc.	Revolver	1,862	2,394
Sanoptis S.A.R.L.(3)	Term Loan	2,785	2,456
Sansidor BV(3)	Capex / Acquisition Facility	121	396
SBP Holdings LP	Delayed Draw Term Loan	7,905	7,905
SBP Holdings LP	Revolver	3,250	3,250
Scout Bidco B.V.(2)(3)	Revolver	680	999
SCP Medical Products, LLC.	Revolver	426	—
Screenvision, LLC(2)	Revolver	613	—
Security Holdings B.V.(2)(3)	Revolver	822	1,916
Sinari Invest(3)	Delayed Draw Term Loan	509	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	503
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	6,611	15,164
Smartling, Inc.	Revolver	1,176	1,176
SmartShift Group, Inc.	Revolver	1,651	1,651
Solo Buyer, L.P.(2)	Revolver	1,197	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	1,359	1,453
SPATCO Energy Solutions, LLC(2)	Revolver	1,188	1,188
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	541	2,226
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	3,792	4,085
Superjet Buyer, LLC(2)	Revolver	2,432	2,432
SVI International LLC	Delayed Draw Term Loan	17	74
SVI International LLC	Revolver	35	74
Swoop Intermediate III, Inc.(2)	Delayed Draw Term Loan	5,455	—
Swoop Intermediate III, Inc.(2)	Revolver	1,818	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	139
Tank Holding Corp(2)	Revolver	873	873

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,239	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	8,016	8,016
TAPCO Buyer LLC	Revolver	2,915	2,915
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	166	233
Techone B.V.(3)	Revolver	558	492
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	8,486	—
Tencarva Machinery Company, LLC(2)	Revolver	2,103	1,470
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	8,811	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	2,261	827
THG Acquisition, LLC	Delayed Draw Term Loan	2,226	2,299
THG Acquisition, LLC	Revolver	1,401	1,401
Trintech, Inc.	Revolver	383	383
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	10,359	11,751
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	113	234
UHY Advisors, Inc.	Delayed Draw Term Loan	8,665	13,247
UHY Advisors, Inc.	Revolver	3,506	3,507
Union Bidco Limited(4)	Capex / Acquisition Facility	6	66
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	726	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	509	449
Unosquare, LLC	Delayed Draw Term Loan	2,806	—
Unosquare, LLC	Revolver	1,361	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	13,978	14,420
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	1,708	2,912
Whitcraft Holdings, Inc.(2)	Revolver	1,534	893
White Bidco Limited	Delayed Draw Term Loan	514	515
Woodland Foods, LLC(2)	Delayed Draw Term Loan	1,559	—
Woodland Foods, LLC(2)	Line of Credit	2,246	1,177
World 50, Inc.	Revolver	973	973
WWEC Holdings III Corp	Revolver	2,484	2,484
ZB Holdco LLC(2)	Delayed Draw Term Loan	3,171	—
ZB Holdco LLC(2)	Revolver	1,091	338
Total unused commitments to extend financing		$456,447	$388,772
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

In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both June 30, 2025 and December 31, 2024, we had guaranteed €9.9 million ($11.6 million U.S. dollars and $10.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto, that mature in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
As of June 30, 2025, approximately $2,054.1 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of June 30, 2025, approximately $847.3 million (principal amount) of our borrowings bore interest at variable rates (approximately 53.9% of our total borrowings as of June 30, 2025) under the February 2019 Credit Facility and the February 2029 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the February 2019 Credit Facility and the February 2029 Notes.

Based on our June 30, 2025 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$61,624	$25,419	$36,205
Up 200 basis points	41,083	16,946	24,137
Up 100 basis points	20,541	8,473	12,068
Down 25 basis points	(5,135)	(2,118)	(3,017)
Down 50 basis points	(10,271)	(4,237)	(6,034)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of June 30, 2025, we had U.S. dollar borrowings of $342.5 million outstanding under the February 2019 Credit Facility with an interest rate of 6.286% (one month SOFR of 4.311%), borrowings denominated in British pounds sterling of £49.6 million ($67.9 million U.S. dollars) with an interest rate of 6.119% (one month SONIA of 4.211%) and borrowings denominated in Euros of €116.6 million ($136.9 million U.S. dollars) with an interest rate of 3.875% (one month EURIBOR of 2.000%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2025, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 72,596 shares of our common stock for an aggregate of $659,881 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on May 8, 2025.
On February 20, 2025, the Board authorized a new 12-month Share Repurchase Program. Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended June 30, 2025, we repurchased a total of 100,000 shares of our common stock in the open market under the Share Repurchase Program at an average price of $8.88 per share, including brokerage commissions.

The following chart summarizes repurchases of our common stock for the three months ended June 30, 2025:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
April 1 through April 30, 2025	—		$—	—	$28,549
May 1 through May 31, 2025	—		—	—	28,549
June 1 through June 30, 2025	172,596	(1)	8.97	100,000	27,661
(1)     Includes 72,596 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.4	Articles Supplementary (Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2018 and incorporated herein by reference).

10.1	Termination and Cancellation Agreement (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2025).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**
**    Filed Herewith.
***    Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS BDC, INC.

Date:	August 7, 2025	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2025	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	August 7, 2025	/s/ Rosa J. Epperson
Rosa J. Epperson
Chief Accounting Officer
(Principal Accounting Officer)