Form 10-Q
period 2025-09-30
Barings BDC, Inc.
filed 2025-11-06
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 6, 2025 was 105,158,938.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,079,194 and $2,033,716 as of September 30, 2025 and December 31, 2024, respectively)	$2,041,097	$1,972,373
Affiliate investments (cost of $401,803 and $382,848 as of September 30, 2025 and December 31, 2024, respectively)	413,489	397,236
Control investments (cost of $83,005 and $106,132 as of September 30, 2025 and December 31, 2024, respectively)	81,729	79,663
Total investments at fair value	2,536,315	2,449,272
Cash (restricted cash of $12,898 and $13,493 as of September 30, 2025 and December 31, 2024, respectively)	71,329	74,381
Foreign currencies (cost of $11,876 and $17,343 as of September 30, 2025 and December 31, 2024, respectively)	11,877	16,958
Interest and fees receivable	41,502	39,914
Prepaid expenses and other assets	1,014	1,745
Credit support agreements (cost of $44,400 and $58,000 as of September 30, 2025 and December 31, 2024, respectively)	52,800	63,450
Derivative assets	5,291	24,816
Deferred financing fees	7,381	8,697
Receivable from unsettled transactions	94,383	16,427
Total assets	$2,821,892	$2,695,660
Liabilities:
Accounts payable and accrued liabilities	$6,125	$5,567
Interest payable	12,848	16,245
Administrative fees payable	351	540
Base management fees payable	8,415	7,888
Incentive management fees payable	5,634	7,871
Derivative liabilities	1,640	9,394
Payable from unsettled transactions	553	7,380
Borrowings under credit facility	353,981	438,590
Notes payable (net of deferred financing fees)	1,265,550	1,011,831
Total liabilities	1,655,097	1,505,306
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 105,158,938 and 105,408,938 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	105	105
Additional paid-in capital	1,844,638	1,846,977
Total distributable earnings (loss)	(677,948)	(656,728)
Total net assets	1,166,795	1,190,354
Total liabilities and net assets	$2,821,892	$2,695,660
Net asset value per share	$11.10	$11.29
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$47,746	$50,787	$141,272	$158,060
Affiliate investments	911	854	2,965	2,602
Control investments	151	22	407	460
Total interest income	48,808	51,663	144,644	161,122
Dividend income:
Non-Control / Non-Affiliate investments	4,298	1,190	7,109	3,835
Affiliate investments	9,879	8,651	29,586	26,216
Control investments	—	—	2,817	—
Total dividend income	14,177	9,841	39,512	30,051
Fee and other income:
Non-Control / Non-Affiliate investments	3,904	4,221	12,251	11,161
Affiliate investments	57	52	161	321
Control investments	43	16	47	50
Total fee and other income	4,004	4,289	12,459	11,532
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	4,401	3,987	12,156	9,714
Affiliate investments	555	193	1,164	712
Control investments	243	622	705	1,698
Total payment-in-kind interest income	5,199	4,802	14,025	12,124
Interest income from cash	216	256	601	715
Total investment income	72,404	70,851	211,241	215,544
Operating expenses:
Interest and other financing fees	21,508	22,563	63,882	64,419
Base management fee (Note 2)	8,415	8,046	24,626	24,515
Incentive management fees (Note 2)	5,634	6,597	24,489	15,886
General and administrative expenses (Note 2)	1,896	2,427	5,884	7,446
Total operating expenses	37,453	39,633	118,881	112,266
Net investment income before taxes	34,951	31,218	92,360	103,278
Income taxes, including excise tax expense	1,338	1,033	2,547	1,599
Net investment income after taxes	$33,613	$30,185	$89,813	$101,679

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$6,442	$(8,543)	$2,083	$(13,465)
Affiliate investments	(4,833)	—	(4,833)	(4,179)
Control investments	6	—	(24,450)	—
Net realized gains (losses) on investments	1,615	(8,543)	(27,200)	(17,644)
Credit support agreements	—	—	9,400	—
Foreign currency transactions	76	508	2,312	902
Forward currency contracts	(2,998)	(2,859)	(2,045)	(7,531)
Net realized gains (losses)	(1,307)	(10,894)	(17,533)	(24,273)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(14,718)	24,957	16,489	25,629
Affiliate investments	3,891	(3,452)	2,693	(5,691)
Control investments	(5,252)	(1,496)	25,194	(3,262)
Net unrealized appreciation (depreciation) on investments	(16,079)	20,009	44,376	16,676
Credit support agreements	1,600	654	2,950	(6,600)
Foreign currency transactions	(1,536)	(9,775)	(24,519)	(5,234)
Forward currency contracts	7,259	(8,159)	(18,401)	3,213
Net unrealized appreciation (depreciation)	(8,756)	2,729	4,406	8,055
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(10,063)	(8,165)	(13,127)	(16,218)
Net increase (decrease) in net assets resulting from operations	$23,550	$22,020	$76,686	$85,461
Net investment income per share — basic and diluted	$0.32	$0.29	$0.85	$0.96
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.22	$0.21	$0.73	$0.81
Dividends / distributions per share:
Regular quarterly dividends / distributions	$0.26	$0.26	$0.78	$0.78
Special dividends / distributions	0.05	—	0.15	—
Total dividends / distributions per share	$0.31	$0.26	$0.93	$0.78
Weighted average shares outstanding — basic and diluted	105,158,938	105,715,277	105,253,993	105,883,524

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2025	Number of Shares	Par Value
Balance, June 30, 2025	105,158,938	$105	$1,844,638	$(668,899)	$1,175,844
Net investment income	—	—	—	33,613	33,613
Net realized loss on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(1,307)	(1,307)
Net unrealized depreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(8,756)	(8,756)
Distributions of net investment income	—	—	—	(32,599)	(32,599)
Balance, September 30, 2025	105,158,938	$105	$1,844,638	$(677,948)	$1,166,795

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2024	Number of Shares	Par Value
Balance, June 30, 2024	105,757,992	$106	$1,851,442	$(649,672)	$1,201,876
Net investment income	—	—	—	30,185	30,185
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(10,894)	(10,894)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	2,729	2,729
Distributions of net investment income	—	—	—	(27,497)	(27,497)
Purchases of shares in repurchase plan	(199,054)	—	(1,958)	—	(1,958)
Balance, September 30, 2024	105,558,938	$106	$1,849,484	$(655,149)	$1,194,441

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2025	Number of Shares	Par Value
Balance, December 31, 2024	105,408,938	$105	$1,846,977	$(656,728)	$1,190,354
Net investment income	—	—	—	89,813	89,813
Net realized loss on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(17,533)	(17,533)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	4,406	4,406
Distributions of net investment income	—	—	—	(97,906)	(97,906)
Purchases of shares in repurchase plan	(250,000)	—	(2,339)	—	(2,339)
Balance, September 30, 2025	105,158,938	$105	$1,844,638	$(677,948)	$1,166,795

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2024	Number of Shares	Par Value
Balance, December 31, 2023	106,067,070	$106	$1,854,457	$(658,004)	$1,196,559
Net investment income	—	—	—	101,679	101,679
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(24,273)	(24,273)
Net unrealized appreciation of investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	8,055	8,055
Distributions of net investment income	—	—	—	(82,606)	(82,606)
Purchases of shares in repurchase plan	(508,132)	—	(4,973)	—	(4,973)
Balance, September 30, 2024	105,558,938	$106	$1,849,484	$(655,149)	$1,194,441

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$76,686	$85,461
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(561,582)	(345,954)
Repayments received / sales of portfolio investments	425,436	422,926
Loan origination and other fees received	9,579	5,759
Net realized (gain) loss on investments	27,200	17,644
Net realized (gain) loss of CSAs	(9,400)	—
Net realized (gain) loss on foreign currency transactions	(2,312)	(902)
Net realized (gain) loss on forward currency contracts	2,045	7,531
Net unrealized (appreciation) depreciation on investments	(44,376)	(16,676)
Net unrealized (appreciation) depreciation of CSAs	(2,950)	6,600
Net unrealized (appreciation) depreciation on foreign currency transactions	24,519	5,234
Net unrealized (appreciation) depreciation on forward currency contracts	18,401	(3,213)
Payment-in-kind interest / dividends	(19,508)	(15,847)
Amortization of deferred financing fees	3,651	3,473
Accretion of loan origination and other fees	(7,962)	(8,071)
Amortization / accretion of purchased loan premium / discount	(1,022)	(650)
Proceeds from termination of CSA	23,000	—
Payments for derivative contracts	(27,447)	(15,827)
Proceeds from derivative contracts	25,402	8,296
Changes in operating assets and liabilities:
Interest and fees receivable	2,031	9,058
Prepaid expenses and other assets	731	(257)
Accounts payable and accrued liabilities	(2,702)	(1,083)
Interest payable	(3,405)	3,816
Net cash provided by (used in) operating activities	(43,985)	167,318
Cash flows from financing activities:
Borrowings under credit facility	431,839	91,500
Repayments of credit facility	(540,495)	(468,568)
Proceeds from notes	300,000	300,000
Repayments of notes	(50,000)	—
Financing fees paid	(5,247)	(7,205)
Purchases of shares in repurchase plan	(2,339)	(4,973)
Cash dividends / distributions paid	(97,906)	(82,606)
Net cash provided by (used in) financing activities	35,852	(171,852)
Net increase (decrease) in cash and foreign currencies	(8,133)	(4,534)
Cash and foreign currencies, beginning of period	91,339	70,528
Cash and foreign currencies, end of period	$83,206	$65,994
Supplemental Information:
Cash paid for interest	$60,376	$52,942
Excise taxes paid during the period	$4,001	$1,936
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	04/22	04/28	$13,087	$12,992	$12,930	1.1%	(7)(8)(13)
Accurus Aerospace Corporation	Revolver	SOFR + 5.75%, 10.2% Cash	04/22	04/28	634	619	606	0.1%	(7)(8)(13)(30)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/22	11/28	19,165	18,899	18,963	1.6%	(7)(8)(13)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.25%, 9.6% Cash	11/22	11/28	—	(41)	(35)	—%	(7)(8)(13)(30)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	653	653	653	0.1%	(7)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	12/22	11/30	6,173	6,052	6,173	0.5%	(7)(8)(13)(30)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.50%, 8.5% Cash	12/22	11/30	868	831	868	0.1%	(7)(8)(13)(30)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	11/19	02/29	1,264	1,158	1,264	0.1%	(3)(7)(8)(11)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/19	02/29	6,526	6,454	6,526	0.6%	(3)(7)(8)(14)
M-Personal Protection Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/24	09/31	4,141	3,697	4,141	0.4%	(3)(7)(8)(10)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	03/24	03/30	4,129	4,067	4,025	0.3%	(7)(8)(13)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.7% Cash	03/24	03/30	83	73	66	—%	(7)(8)(13)(30)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	03/21	03/28	1,599	1,600	1,599	0.1%	(3)(7)(8)(11)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	03/21	03/28	320	294	320	—%	(3)(7)(8)(11)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.6% Cash	03/21	03/27	2,302	2,296	2,302	0.2%	(3)(7)(8)(11)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	12/20	12/26	7,239	7,207	6,956	0.6%	(7)(8)(13)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.00%, 5.1% Cash, 6.8% PIK	02/21	02/27	15,573	15,498	13,237	1.1%	(7)(8)(13)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	06/24	02/29	12,999	12,777	12,868	1.1%	(7)(8)(13)(30)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 9.0% Cash	02/23	02/29	993	950	975	0.1%	(7)(8)(13)(30)
Subtotal Aerospace & Defense (8.1%)*					97,748	96,076	94,437
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.4% Cash	07/22	07/30	4,545	4,431	4,100	0.4%	(7)(8)(13)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	03/22	03/29	3,294	3,260	3,294	0.3%	(7)(8)(13)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.4% Cash	03/22	03/28	—	(12)	—	—%	(7)(8)(13)(30)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	11/22	11/29	12,341	12,101	12,329	1.1%	(7)(8)(13)(30)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	11/22	11/29	1,146	1,113	1,144	0.1%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	07/24	07/30	7,341	7,198	7,237	0.6%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	07/24	07/30	—	(19)	(14)	—%	(7)(8)(13)(30)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.0% Cash	03/24	03/30	641	631	641	0.1%	(7)(8)(13)
SVI International LLC	Revolver	SOFR + 6.75%, 11.0% Cash	03/24	03/30	—	(1)	—	—%	(7)(8)(13)(30)
Subtotal Automotive (2.5%)*					29,308	28,702	28,731

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	SONIA + 8.5%, 13.0% PIK	05/25	05/32	$6,180	$5,980	$5,309	0.5%	(3)(7)(15)
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	02/21	03/28	3,878	3,924	3,878	0.3%	(3)(7)(8)(17)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/21	10/27	5,282	5,221	5,282	0.5%	(7)(8)(12)(30)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	07/25	07/31	2,902	2,855	2,854	0.2%	(7)(8)(12)(30)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.7% Cash	03/25	02/32	3,387	3,084	3,278	0.3%	(3)(7)(8)(17)(30)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.5% Cash	11/23	11/30	4,424	3,944	4,359	0.4%	(3)(7)(8)(11)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.3% Cash	10/23	09/30	5,476	4,833	5,424	0.5%	(3)(7)(8)(11)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	09/19	09/26	3,559	3,676	3,541	0.3%	(3)(7)(8)(11)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	07/25	07/32	200	186	185	—%	(7)(8)(13)(30)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 7.6% Cash	05/21	05/28	2,937	2,968	2,894	0.2%	(3)(7)(8)(10)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	06/25	08/31	4,978	4,906	4,911	0.4%	(7)(8)(13)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	04/25	04/32	2,489	2,454	2,456	0.2%	(7)(8)(13)(30)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 9.1% Cash	04/25	04/32	—	(22)	(20)	—%	(7)(8)(13)(30)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash, 4.0% PIK	12/21	06/26	52,866	52,230	47,578	4.1%	(7)(8)(13)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	06/21	12/30	9,929	8,908	9,802	0.8%	(3)(7)(8)(10)(30)
Russell Investments US Institutional Holdco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.8% Cash, 1.5% PIK	04/24	05/27	524	496	516	—%	(7)(8)(13)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 9.3% Cash	10/24	10/31	12,122	12,068	12,070	1.0%	(3)(7)(8)(13)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	10/21	12/28	13,882	13,676	13,682	1.2%	(7)(8)(13)(30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.75%, 8.9% Cash	10/21	12/28	—	(18)	(20)	—%	(7)(8)(13)(30)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	10/24	10/31	5,163	5,099	5,114	0.4%	(7)(8)(12)(30)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	10/24	10/31	112	99	102	—%	(7)(8)(12)(30)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.2% Cash	11/21	06/26	8,123	8,114	7,782	0.7%	(7)(8)(13)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/23	12/27	10,933	10,712	10,795	0.9%	(7)(8)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (13.0%)*					159,346	155,393	151,772
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 12.2% Cash	04/25	03/29	11,173	10,971	11,173	1.0%	(7)(8)(13)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 10.00%, 14.5% PIK	02/24	05/26	4,696	4,596	4,696	0.4%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.5% Cash	02/24	05/26	856	856	856	0.1%	(7)(8)(13)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.5% PIK	02/24	05/26	661	661	661	0.1%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.5% PIK	02/24	05/26	2,315	2,285	2,315	0.2%	(7)(8)(13)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	04/21	04/28	7,243	7,135	7,243	0.6%	(3)(7)(8)(10)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	05/23	04/28	1,152	1,019	1,152	0.1%	(3)(7)(8)(23)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	12/21	12/28	2,437	2,271	2,215	0.2%	(3)(7)(8)(10)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	12/21	12/27	$17,252	$17,049	$17,078	1.5%	(7)(8)(13)
Woodland Foods, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	12/21	12/27	—	(25)	(28)	—%	(7)(8)(13)(30)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.9% Cash	02/22	02/28	11,652	11,510	11,511	1.0%	(7)(8)(13)(30)
ZB Holdco LLC	Revolver	SOFR + 5.75%, 9.9% Cash	02/22	02/28	929	910	907	0.1%	(7)(8)(13)(30)
Subtotal Beverage, Food, & Tobacco (5.1%)*					60,366	59,238	59,779
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	11/23	11/29	3,280	3,240	3,194	0.3%	(7)(8)(13)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	11/23	11/29	3,281	3,191	3,211	0.3%	(7)(8)(13)(30)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 10.0% Cash	11/23	11/29	—	(13)	(7)	—%	(7)(8)(13)(30)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	07/22	07/29	2,702	2,333	2,702	0.2%	(3)(7)(8)(10)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 2.00%, 6.0% Cash, 5.0% PIK	03/23	07/29	14,182	13,605	11,699	1.0%	(7)(8)(13)
Brown Machine Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	10/18	10/26	6,088	6,088	5,698	0.5%	(7)(8)(13)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.3% Cash	11/21	11/28	1,303	1,291	1,292	0.1%	(3)(7)(8)(13)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	03/25	03/31	1,799	1,782	1,784	0.2%	(7)(8)(13)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.5% Cash	03/25	03/31	257	238	240	—%	(7)(8)(13)(30)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	12/21	12/27	948	940	948	0.1%	(7)(8)(12)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.75%, 8.9% Cash	12/21	12/27	506	496	506	—%	(7)(8)(12)(30)
Process Equipment, Inc. (ProcessBarron)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	03/19	09/26	5,304	5,288	5,251	0.5%	(7)(8)(14)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	07/23	07/29	5,702	5,610	5,144	0.4%	(7)(8)(13)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.4% Cash	07/23	07/29	1,014	998	915	0.1%	(7)(8)(13)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	10/24	10/30	5,425	5,337	5,224	0.4%	(7)(8)(13)(30)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 9.1% Cash	10/24	10/30	—	(15)	(35)	—%	(7)(8)(13)(30)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	11/24	11/30	9,611	9,485	9,491	0.8%	(7)(8)(12)
TAPCO Buyer LLC	Revolver	SOFR + 4.75%, 8.9% Cash	11/24	11/30	—	(18)	(18)	—%	(7)(8)(12)(30)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	12/21	12/27	6,855	6,674	6,688	0.6%	(7)(8)(13)(30)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	12/21	12/27	—	(19)	(24)	—%	(7)(8)(13)(30)
Subtotal Capital Equipment (5.5%)*					68,257	66,531	63,903
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	04/23	04/29	2,517	2,479	2,489	0.2%	(7)(8)(12)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 9.2% Cash	04/23	04/29	—	(7)	(5)	—%	(7)(8)(12)(30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.08%, 7.1% Cash	11/21	10/28	6,271	5,747	6,227	0.5%	(3)(7)(8)(10)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.08%, 9.7% Cash	06/22	10/28	1,019	1,019	1,012	0.1%	(3)(7)(8)(13)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	09/21	09/27	3,869	3,745	3,614	0.3%	(3)(7)(8)(11)
Polymer Solutions Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% PIK	02/22	10/25	994	994	363	—%	(7)(8)(12)(26)(28)
Subtotal Chemicals, Plastics, & Rubber (1.2%)*					14,670	13,977	13,700

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	08/24	08/30	$8,097	$7,991	$7,995	0.7%	(7)(8)(12)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	08/24	08/30	—	(37)	(37)	—%	(7)(8)(12)(30)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.9% Cash	12/21	12/27	12,063	11,962	11,147	1.0%	(7)(8)(13)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 9.9% Cash	12/21	12/27	771	749	546	—%	(7)(8)(12)(30)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	09/25	09/31	7,729	7,618	7,617	0.7%	(7)(8)(13)(30)
GMES LLC	Revolver	SOFR + 5.25%, 9.4% Cash	09/25	09/31	—	(13)	(13)	—%	(7)(8)(13)(30)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	05/25	09/27	9,386	9,310	9,312	0.8%	(7)(8)(13)(30)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	05/25	09/27	—	(5)	(6)	—%	(7)(8)(12)(30)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/21	08/27	348	345	348	—%	(7)(8)(12)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	2,933	2,933	2,933	0.3%	(7)
Subtotal Construction & Building (3.4%)*					41,327	40,853	39,842
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash, 0.3% PIK	12/21	12/28	1,511	1,498	1,070	0.1%	(7)(8)(13)
DecksDirect, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	12/21	12/28	97	95	(14)	—%	(7)(8)(13)(30)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.75%, 12.9% Cash	10/23	10/28	12,677	12,425	12,677	1.1%	(7)(8)(12)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.9% Cash	07/22	01/26	11,091	11,071	10,342	0.9%	(7)(8)(13)(30)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.9% Cash	07/22	01/26	—	(2)	(78)	—%	(7)(8)(13)(30)
Lifestyle Intermediate II, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.6% Cash	02/22	01/26	2,903	2,903	2,535	0.2%	(7)(8)(13)(28)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.5% Cash	03/25	03/29	7,291	7,227	7,233	0.6%	(7)(8)(13)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.5% Cash	03/25	03/29	—	(8)	(7)	—%	(7)(8)(13)(30)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/21	11/27	4,672	4,629	4,439	0.4%	(7)(8)(13)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	752	741	741	0.1%	(7)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	291	289	265	—%	(7)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	03/22	09/30	4,197	4,094	4,016	0.3%	(3)(7)(8)(17)
Subtotal Consumer goods: Durable (3.7%)*					45,482	44,962	43,219
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.40%, 8.3% Cash	02/21	02/28	8,225	8,173	8,192	0.7%	(3)(7)(8)(11)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	02/24	02/30	5,875	5,766	5,807	0.5%	(7)(8)(14)(30)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.1% Cash	02/24	02/30	—	(16)	(10)	—%	(7)(8)(14)(30)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.2% Cash	04/24	04/29	926	825	871	0.1%	(3)(7)(8)(17)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.9% Cash	04/24	04/29	3,205	3,041	3,252	0.3%	(3)(8)(12)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	01/24	01/30	4,577	4,495	4,388	0.4%	(7)(8)(13)(30)
Ice House America, L.L.C.	Revolver	SOFR + 5.75%, 9.8% Cash	01/24	01/30	387	381	372	—%	(7)(8)(13)(30)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	12/20	12/26	7,374	8,158	7,374	0.6%	(3)(7)(8)(18)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	12/20	12/28	$14,697	$14,636	$14,697	1.3%	(7)(8)(13)
Subtotal Consumer goods: Non-durable (3.9%)*					45,266	45,459	44,943
Containers, Packaging, & Glass
Brook & Whittle Holding Corp.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.7% Cash	02/22	12/30	3,362	3,328	2,726	0.2%	(8)(13)(28)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	815	802	802	0.1%	(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.4% Cash	05/22	05/30	13,692	13,513	13,692	1.2%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	09/24	09/30	1,771	1,749	1,753	0.2%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.6% Cash	09/24	09/30	3,697	3,636	3,660	0.3%	(7)(8)(15)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.5% Cash	09/24	09/30	41	33	34	—%	(7)(8)(13)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.6% Cash	09/24	09/30	—	(10)	(8)	—%	(7)(8)(15)(30)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	03/25	03/31	1,558	1,532	1,540	0.1%	(7)(8)(13)(30)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.8% Cash	03/25	03/31	1,011	988	990	0.1%	(7)(8)(13)(30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.6% Cash	06/21	06/28	3,721	3,704	3,613	0.3%	(3)(7)(8)(10)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	03/22	03/28	7,841	7,756	7,763	0.7%	(7)(8)(12)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	05/23	03/28	3,017	2,965	2,996	0.3%	(7)(8)(12)
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.0% Cash	03/22	03/28	—	(8)	(9)	—%	(7)(8)(12)(30)
Subtotal Containers, Packaging, & Glass (3.4%)*					40,526	39,988	39,552
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	10/22	10/28	12,127	11,971	12,055	1.0%	(7)(8)(13)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 9.0% Cash	10/22	10/28	—	(32)	(15)	—%	(7)(8)(13)(30)
Subtotal Energy: Electricity (1.0%)*					12,127	11,939	12,040
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	27,200	27,200	28,014	2.4%
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	02/21	01/27	6,325	6,311	6,294	0.5%	(7)(8)(13)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.65%, 8.7% Cash	12/24	12/30	12,638	12,503	12,511	1.1%	(7)(8)(13)
Northstar Recycling, LLC	Revolver	SOFR + 4.65%, 8.7% Cash	12/24	12/30	—	(37)	(35)	—%	(7)(8)(13)(30)
Subtotal Environmental Industries (4.0%)*					46,163	45,977	46,784
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	13,742	11,875	7,805	0.7%	(3)(7)(31)
Aldinger Company	Second Lien Senior Secured Term Loan	13.5% PIK	04/25	06/31	6,795	6,664	6,795	0.6%	(7)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	336	325	348	—%	(3)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	6,679	5,695	6,411	0.5%	(3)(7)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	11/21	11/28	449	408	449	—%	(3)(7)(8)(10)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	11/21	11/28	2,606	2,525	2,606	0.2%	(3)(7)(8)(17)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.1% Cash	11/21	11/27	1,599	1,679	1,599	0.1%	(3)(7)(8)(19)(30)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 10.3% PIK	06/21	12/26	1,638	1,850	228	—%	(3)(7)(8)(20)(26)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	$89	$87	$257	—%	(3)(7)(30)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	10/21	10/28	3,638	3,303	3,572	0.3%	(3)(7)(8)(11)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.9% Cash	05/25	05/30	399	382	399	—%	(3)(7)(8)(10)(30)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.0% Cash	05/24	05/29	3,991	3,897	3,963	0.3%	(7)(8)(13)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	11/24	11/31	2,068	1,790	2,014	0.2%	(3)(7)(8)(10)(30)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 5.85%, 7.9% Cash	01/23	01/29	1,790	1,630	1,784	0.2%	(3)(7)(8)(10)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash, 3.3% PIK	03/22	03/29	5,316	4,888	4,907	0.4%	(3)(7)(8)(11)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	03/24	03/30	6,092	6,017	6,031	0.5%	(7)(8)(13)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.0% Cash	03/24	03/30	—	(6)	(3)	—%	(7)(8)(13)(30)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	08/24	08/30	509	502	503	—%	(7)(8)(13)(30)
GCDL LLC	Revolver	SOFR + 6.00%, 10.0% Cash	08/24	08/30	—	(1)	(1)	—%	(7)(8)(13)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	391	366	214	—%	(3)(7)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	11/24	02/30	101	92	62	—%	(3)(7)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% PIK	06/22	06/29	506	444	—	—%	(3)(7)(8)(9)(26)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.5% Cash	10/22	10/29	555	458	496	—%	(3)(7)(8)(10)(30)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	09/22	09/28	806	770	700	0.1%	(3)(7)(8)(19)(30)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	15,201	15,070	14,167	1.2%	(7)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	08/23	08/29	6,699	6,577	6,699	0.6%	(7)(8)(12)
HemaSource, Inc.	Revolver	SOFR + 4.75%, 8.9% Cash	08/23	08/29	—	(30)	—	—%	(7)(8)(12)(30)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash, 1.0% PIK	03/21	09/27	3,781	3,723	3,240	0.3%	(7)(8)(13)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.25%, 7.1% Cash	07/25	03/27	4,075	4,696	4,023	0.3%	(3)(7)(8)(22)(30)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	08/24	08/31	932	861	918	0.1%	(3)(7)(8)(11)(30)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.3% Cash	08/24	05/31	11	8	10	—%	(3)(7)(8)(11)(30)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	12/21	12/28	2,426	2,272	2,282	0.2%	(3)(7)(8)(11)(30)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	2,216	2,076	1,988	0.2%	(3)(7)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 10.0% Cash	02/22	10/27	10,030	9,954	9,829	0.8%	(3)(8)(16)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% Cash	11/21	11/29	4,421	4,397	892	0.1%	(8)(13)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	07/23	07/30	2,000	1,891	2,000	0.2%	(3)(7)(8)(16)(30)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.6% Cash	03/22	03/28	13,337	14,309	13,337	1.1%	(3)(7)(8)(19)
Navia Benefit Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/21	02/29	5,528	5,494	5,528	0.5%	(7)(8)(12)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.18%, 7.2% Cash	09/22	10/29	2,139	1,748	2,139	0.2%	(3)(7)(8)(10)(30)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.9% Cash	08/23	07/29	3,930	3,845	4,837	0.4%	(3)(7)(8)(12)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	06/21	06/28	3,081	3,184	2,955	0.3%	(3)(7)(8)(17)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	12/19	12/26	$2,780	$2,625	$2,780	0.2%	(3)(7)(8)(10)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/22	12/26	1,400	1,400	1,400	0.1%	(3)(7)(8)(13)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 12.5% Cash	10/23	10/29	29	29	29	—%	(7)(8)(12)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.6% Cash	10/23	10/29	595	586	593	0.1%	(7)(8)(12)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	06/22	07/29	4,361	3,742	4,250	0.4%	(3)(7)(8)(11)(30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.0% Cash	06/22	07/29	3,308	2,785	3,256	0.3%	(3)(7)(8)(24)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	06/25	06/31	2,039	2,015	2,016	0.4%	(7)(8)(13)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.8% Cash	06/25	06/31	—	(3)	(2)	0.4%	(7)(8)(13)(30)
Smile Brands Group Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	10/18	10/27	5,340	5,314	4,592	0.4%	(7)(8)(13)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.1% Cash	12/20	11/27	7,087	6,768	7,087	0.6%	(3)(7)(8)(16)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.6% Cash	11/23	08/30	1,031	938	1,019	0.1%	(3)(7)(8)(17)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	04/25	04/32	1,977	1,960	1,977	0.1%	(7)(8)(12)(30)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	04/25	04/32	—	(4)	—	0.1%	(7)(8)(12)(30)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	06/25	06/32	1,033	1,012	1,013	0.1%	(7)(8)(13)(30)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.50%, 8.5% Cash	06/25	06/32	—	(4)	(4)	—%	(7)(8)(13)(30)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.5% Cash	06/25	12/32	2,245	2,217	2,224	0.2%	(7)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 9.0% Cash	06/22	06/29	1,068	957	1,048	0.1%	(3)(7)(8)(17)(30)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.45%, 6.5% Cash	03/23	03/30	2,227	1,973	2,227	0.2%	(3)(7)(8)(10)(30)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	06/25	06/31	2,423	2,359	2,363	0.2%	(7)(8)(12)(30)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	06/25	06/31	—	(9)	(9)	—%	(7)(8)(12)(30)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.5% Cash	03/25	04/30	45,327	43,677	43,695	3.7%	(7)(8)(13)
Subtotal Healthcare & Pharmaceuticals (17.8%)*					224,172	216,052	207,537
High Tech Industries
Alpine SG, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	02/22	11/27	12,775	12,522	12,743	1.1%	(7)(8)(13)(28)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash, 3.2% PIK	07/22	07/29	2,204	1,925	2,033	0.2%	(3)(7)(8)(11)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.1% Cash, 3.2% PIK	07/22	07/29	140	138	129	—%	(3)(7)(8)(14)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.0% Cash, 3.2% PIK	07/22	07/29	1,908	1,664	1,759	0.2%	(3)(7)(8)(17)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,018	914	914	0.1%	(3)(7)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	05/25	05/31	875	860	861	0.1%	(7)(8)(13)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	05/25	05/31	—	(1)	(1)	—%	(7)(8)(13)(30)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.2% Cash	10/22	10/29	5,471	4,569	5,471	0.5%	(3)(7)(8)(10)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	01/21	01/27	5,187	5,079	5,187	0.4%	(7)(8)(13)(30)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	02/25	02/32	12,508	12,281	12,315	1.1%	(7)(8)(13)(30)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 9.2% Cash	02/25	02/32	—	(20)	(18)	—%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	08/25	08/32	$1,413	$1,390	$1,389	0.1%	(7)(8)(13)(30)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	08/25	08/32	—	(9)	(10)	—%	(7)(8)(13)(30)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	07/21	07/29	14,478	14,311	14,478	1.2%	(7)(8)(13)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% PIK	12/22	12/29	1,870	1,569	617	0.1%	(3)(7)(8)(11)(26)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% PIK	12/22	12/29	902	830	298	—%	(3)(7)(8)(13)(26)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.4% PIK	12/22	12/29	2,841	2,397	938	0.1%	(3)(7)(8)(17)(26)
Eurofins Digital Testing International LUX Holding SARL	Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	870	640	—	—%	(3)(7)(26)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	8.0% PIK	04/25	04/32	683	627	674	0.1%	(3)(7)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.8% Cash	04/25	04/32	913	912	907	0.1%	(3)(7)(8)(20)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	04/25	04/32	576	519	568	—%	(3)(7)(8)(11)(30)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	04/25	08/31	9,360	9,360	9,360	0.8%	(7)(8)(12)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	01/25	01/28	6,592	6,508	6,581	0.6%	(7)(8)(14)(30)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 9.1% Cash	01/25	01/28	—	(11)	(1)	—%	(7)(8)(14)(30)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/21	11/28	7,166	7,106	7,166	0.6%	(7)(8)(13)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	11/21	11/27	—	(19)	—	—%	(7)(8)(13)(30)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	12/18	05/26	10,190	10,180	10,190	0.9%	(7)(8)(13)
Ivanti Software Inc	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.9% Cash	05/25	06/29	913	871	937	0.1%	(8)(13)(28)
Ivanti Software Inc	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.5% Cash	02/22	06/29	6,060	6,050	2,613	0.2%	(8)(13)(28)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	05/22	05/29	610	602	608	0.1%	(3)(7)(8)(14)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.9% Cash	05/22	05/29	128	125	127	—%	(3)(7)(8)(13)(30)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	05/22	05/29	155	155	154	—%	(3)(7)(8)(17)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.75%, 10.1% Cash	05/22	11/28	35	35	35	—%	(3)(7)(8)(14)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/23	09/29	12,127	11,817	12,127	1.0%	(7)(8)(13)(30)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/23	09/29	—	(31)	—	—%	(7)(8)(13)(30)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	01/23	01/30	2,809	2,532	2,809	0.2%	(3)(7)(8)(11)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	11/23	11/30	22,206	21,962	22,074	1.9%	(7)(8)(13)(30)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.5% Cash	11/23	11/29	—	(8)	(4)	—%	(7)(8)(13)(30)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	12/23	12/30	1,074	978	1,074	0.1%	(3)(7)(8)(10)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/21	12/29	18,292	18,088	18,125	1.6%	(7)(8)(13)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	12/21	12/29	687	667	671	0.1%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	08/21	08/27	$18,368	$18,226	$18,368	1.6%	(7)(8)(13)(30)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	11/24	11/31	9,672	9,626	9,672	0.8%	(7)(8)(13)(30)
PowerGEM Buyer, Inc.	Revolver	SOFR + 4.50%, 8.7% Cash	11/24	11/31	—	(23)	—	—%	(7)(8)(13)(30)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	03/22	03/28	1,599	1,586	1,599	0.1%	(7)(8)(12)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 10.0% Cash	03/22	03/28	97	93	97	—%	(7)(8)(12)(30)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	81	81	78	—%	(7)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	09/24	09/30	7,729	7,632	7,652	0.7%	(7)(8)(12)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.5% Cash	09/24	09/30	145	121	125	—%	(7)(8)(12)(30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	960	852	949	0.1%	(3)(7)(8)(10)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	05/22	05/29	1,411	1,397	1,394	0.1%	(3)(7)(8)(13)
RA Outdoors, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.3% PIK	02/22	04/26	14,958	14,700	9,349	0.8%	(7)(8)(14)(26)(28)
RA Outdoors, LLC	Revolver	SOFR + 6.75%, 11.3% PIK	02/22	04/26	1,430	1,430	894	0.1%	(7)(8)(14)(26)(28)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/24	11/31	13,662	13,539	13,525	1.2%	(7)(8)(13)
Saab Purchaser, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	11/24	11/31	—	(21)	(24)	—%	(7)(8)(13)(30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	3,754	3,371	3,525	0.3%	(3)(7)(8)(11)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	08/23	05/29	443	443	416	—%	(3)(7)(8)(14)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 7.5% Cash	05/22	05/29	454	442	384	—%	(3)(7)(8)(11)(30)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	07/23	07/30	2,147	1,949	1,980	0.2%	(3)(7)(8)(10)(30)
Smartling, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	11/21	11/27	10,357	10,275	10,357	0.9%	(7)(8)(14)
Smartling, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	11/21	11/27	—	(8)	—	—%	(7)(8)(14)(30)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.5% Cash	06/25	05/28	2,887	2,834	2,742	0.2%	(8)(13)
Vision Solutions Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	02/22	04/29	6,500	6,498	6,194	0.5%	(8)(13)(28)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	10/23	10/30	1,749	1,711	1,723	0.1%	(3)(7)(8)(13)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	07/25	06/32	526	519	518	—%	(3)(7)(8)(13)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	07/25	07/32	1,753	1,672	1,700	0.1%	(3)(7)(8)(11)(30)
Subtotal High Tech Industries (21.4%)*					265,718	259,029	249,115
Hotel, Gaming, & Leisure
Aquavista Watersides 2 LTD	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.2% Cash	12/21	12/28	6,787	6,555	6,787	0.6%	(3)(7)(8)(17)
Aquavista Watersides 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 10.50%, 15.1% PIK	12/21	12/28	2,452	2,370	2,452	0.2%	(3)(7)(8)(17)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.8% Cash	05/25	05/31	2,324	2,252	2,268	0.2%	(3)(7)(8)(16)
Subtotal Hotel, Gaming, & Leisure (1.0%)*					11,563	11,177	11,507
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	07/22	07/28	5,485	5,449	5,444	0.5%	(7)(8)(12)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	07/22	07/28	—	(6)	(8)	—%	(7)(8)(12)(30)
Ruffalo Noel Levitz, LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 6.8% PIK	01/19	12/26	10,007	9,931	2,412	0.2%	(7)(8)(13)(26)
Ruffalo Noel Levitz, LLC	First Lien Senior Secured Term Loan	SOFR +7.00%, 11.3% Cash	04/25	12/26	6	6	6	—%	(7)(8)(12)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ruffalo Noel Levitz, LLC	Revolver	SOFR + 7.00%, 11.3% Cash	04/25	12/26	$—	$(3)	$—	—%	(7)(8)(12)(30)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	12/21	05/30	7,310	7,173	7,171	0.6%	(7)(8)(13)(30)
Superjet Buyer, LLC	Revolver	SOFR + 5.00%, 9.2% Cash	12/21	05/30	—	(15)	(18)	—%	(7)(8)(13)(30)
Subtotal Media: Advertising, Printing, & Publishing (1.3%)*					22,808	22,535	15,007
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	08/20	08/26	6,923	6,892	6,805	0.6%	(7)(8)(13)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	06/24	03/29	60	60	59	—%	(8)(13)
Subtotal Media: Broadcasting & Subscription (0.6%)*					6,983	6,952	6,864
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	10/21	10/27	5,036	5,016	5,036	0.4%	(7)(8)(12)
BrightSign LLC	Revolver	SOFR + 5.50%, 9.8% Cash	10/21	10/27	642	638	642	0.1%	(7)(8)(12)(30)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.6% Cash, 2.5% PIK	05/19	05/26	14,124	14,102	14,068	1.2%	(7)(8)(14)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	04/22	04/29	247	223	246	—%	(3)(7)(8)(10)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.9% Cash	04/22	04/29	1,719	1,644	1,709	0.1%	(3)(7)(8)(16)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.2% Cash	11/20	11/27	1,763	1,722	1,674	0.1%	(3)(7)(8)(17)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	09/23	09/29	6,488	6,344	6,449	0.6%	(7)(8)(12)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.7% Cash	09/23	09/29	—	(22)	(7)	—%	(7)(8)(13)(30)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/25	04/30	5,197	5,101	5,102	0.4%	(7)(8)(13)
Screenvision, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/25	04/30	—	(11)	(11)	—%	(7)(8)(13)(30)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.8% Cash	04/25	04/30	33,782	32,516	32,545	2.8%	(7)(8)(13)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	12/22	12/29	15,216	14,955	14,851	1.3%	(7)(8)(13)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.4% Cash	12/22	12/28	864	838	816	0.1%	(7)(8)(13)(30)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	06/21	06/30	17,926	17,766	17,776	1.5%	(7)(8)(13)
Subtotal Media: Diversified & Production (8.6%)*					103,004	100,832	100,896	8.6%
Metals & Mining
Arch Global Precision LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	04/19	04/26	8,896	8,896	8,683	0.7%	(7)(8)(12)
Subtotal Metals & Mining (0.7%)*					8,896	8,896	8,683	0.7%
Services: Business
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	01/25	01/31	595	574	595	0.1%	(7)(8)(12)(30)
Accelevation LLC	Revolver	SOFR + 4.50%, 8.6% Cash	01/25	01/31	159	146	159	—%	(7)(8)(12)(30)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.13%, 10.5% Cash	08/21	08/27	5,957	5,853	5,884	0.5%	(3)(7)(8)(13)(30)
Acclime Holdings HK Limited	Subordinated Term Loan	15.0% Cash	05/25	04/30	234	229	230	—%	(3)(7)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	03/22	04/28	8,702	8,051	3,611	0.3%	(3)(7)(8)(10)(26)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	03/24	03/30	13,145	12,878	12,982	1.1%	(7)(8)(13)(30)
AD Bidco, Inc.	Revolver	SOFR + 5.75%, 9.8% Cash	03/24	03/30	—	(24)	(16)	—%	(7)(8)(13)(30)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.2% Cash	05/23	05/30	2,377	2,199	2,309	0.2%	(3)(7)(8)(10)(30)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	03/23	03/30	5,512	4,932	5,485	0.5%	(3)(7)(8)(11)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.1% Cash	01/20	01/27	$3,440	$3,222	$3,358	0.3%	(3)(7)(8)(16)
Apex Bidco Limited	Subordinated Senior Unsecured Term Loan	9.0% PIK	01/20	07/27	376	361	352	—%	(3)(7)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/24	11/31	495	430	472	—%	(3)(7)(8)(10)(30)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	12/19	12/26	1,645	1,543	1,569	0.1%	(3)(7)(8)(10)
Auxi International	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.2% Cash	04/21	12/26	902	912	860	0.1%	(3)(7)(8)(16)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	11/21	11/27	4,750	4,715	4,750	0.4%	(7)(8)(12)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	11/21	11/27	—	(4)	—	—%	(7)(8)(12)(30)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,982	1,970	1,982	0.2%	(7)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/24	12/30	7,664	7,557	7,664	0.7%	(7)(8)(14)(30)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/24	12/30	—	(24)	—	—%	(7)(8)(14)(30)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	02/24	05/27	10,628	9,682	10,607	0.9%	(7)(8)(9)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	08/21	08/29	4,074	4,047	4,054	0.3%	(7)(8)(12)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	10/21	10/28	2,451	2,339	2,451	0.2%	(3)(7)(8)(11)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.5% Cash, 3.8% PIK	12/20	12/28	16,295	16,062	14,763	1.3%	(3)(7)(8)(17)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/24	09/30	14,180	13,992	14,180	1.2%	(7)(8)(13)(30)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/24	09/30	—	(31)	—	—%	(7)(8)(13)(30)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/20	05/27	4,389	3,883	4,389	0.4%	(3)(7)(8)(10)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/20	05/27	833	762	833	0.1%	(3)(7)(8)(10)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/22	02/28	13,552	13,378	13,552	1.2%	(7)(8)(13)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	02/22	02/28	—	(13)	—	—%	(7)(8)(13)(30)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	08/25	08/31	12,293	12,142	12,139	1.0%	(7)(8)(13)
CloudOne Digital Corp.	Revolver	SOFR + 5.25%, 9.5% Cash	08/25	08/31	—	(33)	(34)	—%	(7)(8)(13)(30)
CMT Opco Holding, LLC (Concept Machine)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash, 0.3% PIK	01/20	01/27	4,723	4,702	4,166	0.4%	(7)(8)(13)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	04/22	12/29	10,811	10,689	10,811	0.9%	(7)(8)(13)
Comply365, LLC	Revolver	SOFR + 5.25%, 9.7% Cash	04/22	12/29	—	(12)	—	—%	(7)(8)(13)(30)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash, 0.3% PIK	09/21	09/28	5,507	5,327	5,337	0.5%	(3)(7)(8)(11)(30)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	09/28	6,897	6,782	6,897	0.6%	(7)(8)(12)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	09/28	86	78	86	—%	(7)(8)(12)(30)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	06/22	06/28	1,000	992	1,000	0.1%	(3)(7)(8)(13)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	821	804	818	0.1%	(7)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	13.5% Cash	12/24	12/30	318	313	316	—%	(7)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	03/22	03/28	1,648	1,823	1,426	0.1%	(3)(7)(8)(19)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	03/25	03/32	$1,096	$1,068	$1,071	0.1%	(7)(8)(13)(30)
Expert Institute Group Inc.	Revolver	SOFR + 4.25%, 8.1% Cash	03/25	03/32	—	(6)	(6)	—%	(7)(8)(13)(30)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 7.1% Cash	07/22	07/29	1,763	1,577	1,763	0.2%	(3)(7)(8)(10)(30)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.2% Cash	10/22	10/29	5,504	4,512	5,504	0.5%	(3)(7)(8)(10)(30)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	03/25	03/30	1,541	1,493	1,492	0.1%	(7)(8)(13)(30)
HS Advisory Buyer LLC	Revolver	SOFR + 4.50%, 8.5% Cash	03/25	03/30	—	(8)	(8)	—%	(7)(8)(13)(30)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	03/25	03/32	2,773	2,551	2,674	0.2%	(3)(7)(8)(16)(30)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	09/24	12/29	9,037	8,945	8,948	0.8%	(7)(8)(13)(30)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.3% Cash	09/24	12/29	522	510	511	—%	(7)(8)(13)(30)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	3,088	2,931	3,088	0.3%	(3)(7)(8)(10)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	08/22	08/29	1,835	1,628	1,729	0.1%	(3)(7)(8)(10)(30)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/22	10/29	5,864	4,851	5,786	0.5%	(3)(7)(8)(10)
Jones Fish Hatcheries & Distributors LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/22	02/28	4,500	4,453	4,466	0.4%	(7)(8)(14)
Jones Fish Hatcheries & Distributors LLC	Revolver	SOFR + 5.50%, 9.8% Cash	02/22	02/28	84	80	80	—%	(7)(8)(14)(30)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	02/22	02/28	9,991	9,914	9,964	0.9%	(7)(8)(13)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.5% Cash	02/22	02/28	—	(18)	(7)	—%	(7)(8)(13)(30)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	08/25	09/31	9,176	9,040	9,039	0.8%	(7)(8)(12)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 9.5% Cash	08/25	09/31	—	(12)	(12)	—%	(7)(8)(12)(30)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	04/22	09/27	8,791	8,719	8,395	0.7%	(7)(8)(13)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	01/24	01/30	1,449	1,427	1,437	0.1%	(7)(8)(13)(30)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	01/24	01/30	—	(2)	(1)	—%	(7)(8)(13)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	06/24	06/27	5,079	5,007	4,782	0.4%	(7)(8)(13)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	07/21	06/27	4,334	4,303	4,221	0.4%	(7)(8)(13)(30)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/25	09/31	2,675	2,621	2,621	0.2%	(7)(8)(13)(30)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/25	09/31	—	(6)	(6)	—%	(7)(8)(13)(30)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.5% Cash	03/23	04/29	6,235	6,111	6,061	0.5%	(7)(8)(13)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.5% Cash	03/23	04/29	641	621	610	0.1%	(7)(8)(13)(30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	06/21	06/28	348	356	345	—%	(3)(7)(8)(10)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	06/21	06/28	533	527	528	—%	(3)(7)(8)(13)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	02/20	06/26	2,116	1,961	2,116	0.2%	(3)(7)(8)(10)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	02/20	06/26	2,397	2,394	2,397	0.2%	(3)(7)(8)(13)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	07/25	07/32	2,865	2,788	2,786	0.2%	(3)(7)(8)(13)(30)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.7% Cash	03/23	03/29	7,983	7,863	7,864	0.7%	(7)(8)(14)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Qualified Industries, LLC	Revolver	SOFR + 5.75%, 9.7% Cash	03/23	03/29	$—	$(4)	$(4)	—%	(7)(8)(14)(30)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	04/25	04/32	3,687	3,669	3,665	0.3%	(7)(8)(12)(30)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	04/25	04/32	—	(5)	(4)	—%	(7)(8)(12)(30)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	08/20	02/28	11,206	11,172	11,206	1.0%	(7)(8)(13)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	05/25	05/31	12,189	12,045	12,057	1.0%	(7)(8)(13)(30)
RKD Group, LLC	Revolver	SOFR + 5.50%, 9.7% Cash	05/25	05/31	482	471	472	—%	(7)(8)(13)(30)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	10/24	10/29	18,218	17,902	18,131	1.6%	(7)(8)(13)(30)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 8.9% Cash	10/24	10/29	—	(44)	(13)	—%	(7)(8)(13)(30)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	08/24	08/30	21,756	21,478	21,582	1.8%	(7)(8)(12)
RPX Corporation	Revolver	SOFR + 5.25%, 9.6% Cash	08/24	08/30	—	(37)	(24)	—%	(7)(8)(12)(30)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	09/24	09/31	1,036	975	1,020	0.1%	(3)(7)(8)(10)(30)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	03/23	03/28	8,650	8,440	8,624	0.7%	(7)(8)(12)(30)
SBP Holdings LP	Revolver	SOFR + 5.00%, 9.2% Cash	03/23	03/28	—	(35)	(5)	—%	(7)(8)(12)(30)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.4% Cash, 3.8% PIK	12/21	12/28	1,820	1,803	1,589	0.1%	(7)(8)(13)
Scaled Agile, Inc.	Revolver	SOFR + 2.25%, 6.4% Cash, 3.8% PIK	12/21	12/28	342	339	299	—%	(7)(8)(13)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	09/23	09/29	12,846	12,616	12,846	1.1%	(7)(8)(14)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	09/23	09/29	—	(27)	—	—%	(7)(8)(14)(30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	11/22	03/27	2,282	2,263	2,282	0.2%	(7)(8)(13)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 5.00%, 9.0% Cash	11/22	03/27	—	(1)	—	—%	(7)(8)(13)(30)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	10/21	04/27	2,500	2,488	2,472	0.2%	(3)(7)(8)(14)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	7.8% PIK	07/21	07/28	3,148	3,131	3,148	0.3%	(7)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.5% Cash	11/22	11/29	1,826	1,531	1,776	0.2%	(3)(7)(8)(16)(30)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	06/24	07/30	828	808	812	0.1%	(3)(7)(8)(19)(30)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	11/21	11/28	4,129	3,827	4,112	0.4%	(3)(7)(8)(10)
Techone B.V.	Revolver	EURIBOR + 5.40%, 7.4% Cash	11/21	05/28	—	(23)	(2)	—%	(3)(7)(8)(10)(30)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	07/23	07/29	6,842	6,696	6,815	0.6%	(7)(8)(12)
Trintech, Inc.	Revolver	SOFR + 5.50%, 9.7% Cash	07/23	07/29	153	142	151	—%	(7)(8)(12)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	12/22	12/28	14,111	13,889	14,111	1.2%	(7)(8)(13)(30)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	12/22	12/28	—	(5)	—	—%	(7)(8)(13)(30)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	07/21	09/26	4,836	4,818	4,836	0.4%	(7)(8)(12)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	07/24	12/30	770	709	770	0.1%	(3)(7)(8)(10)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.3% Cash	12/23	12/30	1,704	1,493	1,704	0.1%	(3)(7)(8)(21)(30)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	11/24	11/31	7,793	7,674	7,793	0.7%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.9% Cash	11/24	11/31	$273	$248	$273	—%	(7)(8)(13)(30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	11/18	05/26	17,957	17,893	17,921	1.5%	(7)(8)(13)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 6.15%, 8.2% Cash, 2.4% PIK	09/20	09/27	1,838	1,803	1,812	0.2%	(3)(7)(8)(10)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.9% Cash, 2.4% PIK	02/21	09/27	3,668	3,644	3,616	0.3%	(3)(7)(8)(13)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	03/24	03/30	13,792	13,571	13,792	1.2%	(7)(8)(14)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	03/24	03/30	—	(15)	—	—%	(7)(8)(14)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	05/22	05/29	329	305	328	—%	(3)(7)(8)(11)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.7% Cash	05/22	05/29	9,474	8,684	9,455	0.8%	(3)(7)(8)(17)(30)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	4,503	4,135	4,395	0.4%	(3)(7)
Subtotal Services: Business (38.9%)*					465,649	451,893	454,088
Services: Consumer
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/25	04/31	1,215	1,198	1,199	0.1%	(7)(8)(13)
Application Boot Camp LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/25	04/31	—	(5)	(7)	—%	(7)(8)(13)(30)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	82	82	82	—%	(7)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash	07/22	07/29	4,344	3,726	4,344	0.4%	(3)(7)(8)(11)(30)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.0% Cash	10/20	10/27	6,932	6,517	6,336	0.5%	(3)(7)(8)(10)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash, 2.5% PIK	11/21	11/28	3,548	3,293	2,458	0.2%	(3)(7)(8)(10)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	10/23	10/29	4,613	4,534	4,543	0.4%	(7)(8)(13)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.3% Cash	10/23	10/29	—	(6)	(5)	—%	(7)(8)(13)(30)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	09/25	09/30	3,478	3,426	3,426	0.3%	(7)(8)(13)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	04/25	04/31	3,269	3,239	3,256	0.3%	(7)(8)(13)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 10.6% Cash	04/25	04/31	—	(2)	(1)	—%	(7)(8)(13)(30)
FL Hawk Intermediate Holdings, Inc. (f.k.a. Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	10/24	02/30	11,938	11,909	11,938	1.0%	(7)(8)(12)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 8.7% Cash	07/22	07/27	2,680	2,765	2,680	0.2%	(3)(7)(8)(19)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 8.2% Cash	07/22	07/27	4,146	4,413	4,146	0.4%	(3)(7)(8)(22)(30)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	11/23	11/29	1,710	1,680	1,710	0.1%	(7)(8)(13)(30)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.7% Cash	11/23	11/29	34	29	34	—%	(7)(8)(13)(30)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 9.8% Cash	11/23	11/29	2,146	2,070	2,146	0.2%	(3)(7)(8)(19)(30)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	13,088	13,018	13,088	1.1%	(7)(8)(14)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% PIK	06/25	12/28	67	65	37	—%	(3)(7)(8)(10)(30)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 7.5% PIK	12/21	06/27	187	157	146	—%	(3)(7)(8)(10)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% PIK	03/24	12/28	204	175	159	—%	(3)(7)(8)(11)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	12/20	12/26	$7,423	$7,387	$7,378	0.6%	(7)(8)(14)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	12/20	12/26	2,717	2,674	2,717	0.2%	(7)(8)(14)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.1% Cash	09/21	09/26	1,828	1,980	1,817	0.2%	(3)(7)(8)(18)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.0% Cash	03/25	03/30	3,221	2,906	3,167	0.3%	(3)(7)(8)(9)
Subtotal Services: Consumer (6.6%)*					78,870	77,230	76,794
Structured Product
Air Canada 2020-2 Class B Pass Through Trust	Structured Secured Note - Class B	9.0% Cash	09/20	10/25	1,799	1,799	1,799	0.2%
AMMC CLO 22, Limited Series 2018-22A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	04/31	7,222	403	—	—%	(3)(7)(28)(29)
Apidos CLO XXIV, Series 2016-24A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/27	18,358	3,849	2,896	0.2%	(3)(28)
British Airways 2020-1 Class B Pass Through Trust	First Lien Senior Secured Bond	8.4% Cash	11/20	11/28	408	408	430	—%
Catawba River Limited	Structured - Junior Note	N/A	10/22	10/31	4,792	4,059	2,064	0.2%	(3)(7)(29)
Dryden 49 Senior Loan Fund, Series 2017-49A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/30	17,233	2,043	9	—%	(3)(28)(29)
Magnetite XIX, Limited	Subordinated Notes	SOFR + 8.00%, 12.3% Cash	02/22	04/34	5,250	5,250	5,129	0.4%	(3)(8)(13)(28)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	9,274	9,274	9,148	0.8%	(3)(7)
Sound Point CLO XX, Ltd.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/31	4,489	1,389	32	—%	(3)(28)(29)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.9% Cash	03/25	01/32	5,758	5,758	5,843	0.5%	(3)(7)(8)(13)
US Bank National Association Series 2025-2	Structured Note - Class R	SOFR + 7.00%, 10.9% Cash	09/25	08/32	5,000	5,000	5,000	0.4%	(3)(8)(12)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	488	488	484	—%	(3)
VOYA CLO 2015-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/27	10,736	2,434	45	—%	(3)(28)(29)
VOYA CLO 2016-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/28	11,088	673	1	—%	(3)(28)(29)
Subtotal Structured Product (2.9%)*					102,623	43,555	33,602
Telecommunications
CSL DualCom	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.8% Cash	09/20	09/27	2,325	2,082	2,325	0.2%	(3)(7)(8)(15)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.00%, 9.1% Cash	08/22	08/29	3,147	3,159	3,136	0.3%	(3)(7)(8)(25)(30)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.3% Cash	12/21	07/29	2,715	2,717	2,715	0.2%	(3)(7)(8)(19)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.3% Cash	09/20	09/27	12,586	11,901	12,334	1.1%	(3)(7)(8)(16)
Subtotal Telecommunications (1.8%)*					20,773	19,859	20,510
Transportation: Cargo
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	06/19	12/26	6,498	6,481	6,433	0.6%	(7)(8)(14)
Armstrong Transport Group (Pele Buyer, LLC)	Revolver	SOFR + 5.00%, 9.2% Cash	08/25	12/26	10	1	1	—%	(7)(8)(14)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.5% Cash	11/21	11/29	$9,469	$9,380	$9,223	0.8%	(7)(8)(12)
eShipping, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	11/21	11/27	2,971	2,949	2,971	0.3%	(7)(8)(12)
eShipping, LLC	Revolver	SOFR + 5.00%, 9.2% Cash	11/21	11/27	99	88	99	—%	(7)(8)(12)(30)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	12/20	12/26	3,994	3,977	3,994	0.3%	(7)(8)(12)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/27	4,508	4,469	4,508	0.4%	(7)(8)(13)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.85%, 9.1% Cash	04/22	11/28	6,667	6,565	6,667	0.6%	(3)(7)(8)(14)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	12/21	12/27	795	789	795	0.1%	(7)(8)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	12/21	12/27	11,986	11,812	11,986	1.0%	(7)(8)(13)
ITI Intermodal, Inc.	Revolver	SOFR + 6.25%, 10.4% Cash	12/21	12/27	226	209	226	—%	(7)(8)(13)(30)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	12/22	12/28	6,064	5,950	6,052	0.5%	(7)(8)(13)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	12/22	12/28	1,854	1,815	1,850	0.2%	(7)(8)(13)(30)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.2% PIK	11/24	05/30	2,685	2,685	2,277	0.2%	(7)(8)(13)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 14.2% PIK	11/24	11/29	1,074	1,057	1,074	0.1%	(7)(8)(13)
Transportation Insight, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash, 1.0% PIK	08/18	06/27	11,206	11,184	8,304	0.7%	(7)(8)(13)
Subtotal Transportation: Cargo (5.7%)*					70,106	69,411	66,460
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.6% Cash	06/25	09/30	7,476	7,476	7,496	0.6%	(7)(8)(13)
International Fleet Financing No.2 B.V.	Class C Senior Secured Note	10.5% Cash	07/25	06/27	8,526	8,396	8,769	0.8%	(3)(7)(30)
Subtotal Transportation: Consumer (1.4%)*					16,002	15,872	16,265
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	08/25	08/31	5,434	5,355	5,353	0.5%	(7)(8)(13)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	08/25	08/31	165	155	155	—%	(7)(8)(13)(30)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,076	2,876	3,046	0.3%	(7)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	10/22	10/28	14,802	14,613	14,654	1.3%	(7)(8)(12)
Spatial Business Systems LLC	Revolver	SOFR + 4.75%, 8.8% Cash	10/22	10/28	—	(18)	(14)	—%	(7)(8)(12)(30)
Subtotal Utilities: Electric (2.0%)*					23,477	22,981	23,194
Subtotal Debt Investments (165.3%)*					2,081,230	1,975,369	1,929,224
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	LLC Units		04/25		18,151.3	$18	$—	—%	(7)(29)
Accurus Aerospace Corporation	Common Stock		04/22		437,623.3	438	—	—%	(7)(29)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	344	—%	(7)(29)
GB Eagle Buyer, Inc.	Partnership Units		12/22		687	687	1,512	0.1%	(7)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		205	21	—	—%	(7)(29)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		1,842	184	129	—%	(7)(29)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Whitcraft Holdings, Inc.	LP Units		02/23		63,087.1	$631	$1,105	0.1%	(7)(29)
Subtotal Aerospace & Defense (0.4%)*						2,104	3,090
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	414	—%	(7)(29)
Randys Holdings, Inc.	Common Stock		11/22		5,333	533	704	0.1%	(7)(29)
SPATCO Energy Solutions, LLC	Common Stock		07/24		277,917	278	195	—%	(7)(29)
SVI International LLC	LLC Units		03/24		207,921	208	364	—%	(7)
Velocity Pooling Vehicle, LLC	Common Stock		02/22		4,676	60	2	—%	(7)(28)(29)
Velocity Pooling Vehicle, LLC	Warrants		02/22		5,591	72	3	—%	(7)(28)(29)
Subtotal Automotive (0.2%)*						1,606	1,682
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		279,230	3,341	3,742	0.3%	(29)
Aegros Holdco 2 Ltd	Common Stock		05/25		889,464	12	587	0.1%	(3)(7)(29)
Bishop Street Underwriters, LLC	LLC Units		07/25		188,809.2	287	287	—%	(7)(29)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		2,777,264	2,777	2,805	0.2%	(3)(7)(29)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		2,828,286	2,828	2,687	0.2%	(3)(7)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash, 7.5% PIK	03/25		59,462.7	10,627	10,633	0.9%	(7)
ICREDITWORKS LLC	Warrants		03/25		23,692.2	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class A		12/21		2.5582	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class B		12/21		0.8634	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0888	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2471	—	—	—%	(7)(29)
Resolute Investment Managers, Inc.	Common Stock		03/24		38,571	—	67	—%	(7)(28)(29)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,620	0.4%	(3)(7)(28)
Subtotal Banking, Finance, Insurance, & Real Estate (2.3%)*						21,072	25,428
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	1,443	0.1%	(7)(29)
Woodland Foods, LLC	Common Stock		12/21		1,663.30	1,663	1,417	0.1%	(7)(29)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	12/21		364.00	494	494	—%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		94.60	136	136	—%	(7)
ZB Holdco LLC	LLC Units		02/22		152.69	121	298	—%	(7)(29)
Subtotal Beverage, Food, & Tobacco (0.3%)*						2,414	3,788
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		346.9	347	401	—%	(7)(29)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,409	741	1,942	0.2%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		281	281	106	—%	(7)(29)
Rapid Buyer LLC	LLC Units		10/24		533	533	413	—%	(7)(29)
TAPCO Buyer LLC	LLC Units		11/24		339	364	451	—%	(7)(29)
Subtotal Capital Equipment (0.3%)*						2,266	3,313
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	119	—%	(7)(29)
Aptus 1829. GmbH	Common Stock		09/21		48	12	—	—%	(3)(7)(29)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Aptus 1829. GmbH	Preferred Stock		09/21		13	$120	$66	—%	(3)(7)(29)
Polymer Solutions Group Holdings, LLC	Common Stock		02/22		74	—	—	—%	(7)(28)(29)
Subtotal Chemicals, Plastics, & Rubber (—%)*						220	185
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		1,004,467	1,004	1,115	0.1%	(7)(29)
MNS Buyer, Inc.	Partnership Units		08/21		76,923	77	189	—%	(7)(29)
Ocelot Holdco LLC	Common Stock		10/23		186.67	—	2,358	0.2%	(7)(29)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		243.81	1,562	2,438	0.2%	(7)
Subtotal Construction & Building (0.5%)*						2,643	6,100
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(29)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(29)
DecksDirect, LLC	Preferred Stock	13.0% PIK	03/25		9.5	10	—	—%	(7)
Lifestyle Intermediate II, LLC	Class A Common Units		01/25		16,173.0	—	—	—%	(28)(29)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		202,393.6	202	140	—%	(7)(29)
RTIC Subsidiary Holdings, LLC	Class A Preferred Stock		02/22		145.347	4	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class B Preferred Stock		02/22		145.347	—	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class C Preferred Stock		02/22		7,844.03	450	42	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Common Stock		02/22		153	—	—	—%	(7)(28)(29)
Serta Simmons Bedding LLC	Common Stock		06/23		109,127	1,630	895	0.1%	(29)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	429	—%	(7)(29)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	14	—%	(7)(29)
Subtotal Consumer goods: Durable (0.1%)*						3,160	1,520
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		233	233	249	—%	(7)
Ice House America, L.L.C.	LLC Units		01/24		2,893	289	226	—%	(7)(29)
Safety Products Holdings, LLC	Preferred Stock		12/20		378.7	380	504	—%	(7)(29)
Subtotal Consumer goods: Non-durable (0.1%)*						902	979
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	436	—%	(7)
Five Star Holding LLC	LLC Units		05/22		966.99	967	755	0.1%	(7)(29)
Subtotal Containers, Packaging, & Glass (0.1%)*						1,244	1,191
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	2,886	0.2%	(7)
Subtotal Energy: Oil & Gas (0.2%)*						2,799	2,886
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		14,618	17,335	15,716	1.3%	(7)
Subtotal Environmental Industries (1.3%)*						17,335	15,716
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,663	0.2%	(3)(7)(29)
Amalfi Midco	Warrants		09/22		380,385	4	1,065	0.1%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Common Stock		08/24		14.37	—	—	—%	(3)(7)(29)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Forest Buyer, LLC	Class A LLC Units		03/24		122	$122	$137	—%	(7)
Forest Buyer, LLC	Class B LLC Units		03/24		122	—	66	—%	(7)(29)
GCDL LLC	Common Stock		08/24		243,243.24	243	355	—%	(7)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(29)
HemaSource, Inc.	Common Stock		08/23		101,080	101	133	—%	(7)(29)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	210	—%	(3)(7)(29)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	350	—%	(7)(29)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	12/24		1,229.1	12	38	—%	(7)
SCP Medical Products, LLC.	LLC Units		06/25		393.3	53	52	—%	(7)(29)
TA KHP Aggregator, L.P.	Common Stock		06/25		47,209.6	47	47	—%	(7)(29)
Unosquare, LLC	LLC Units		06/25		260,817.7	261	261	—%	(7)(29)
VB Spine Intermediary II LLC	LLC Units		04/25		767,670.7	—	—	—%	(7)(29)
Subtotal Healthcare & Pharmaceuticals (0.5%)*						2,818	5,377
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		464	1	—	—%	(3)(7)(29)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		41,560	63	30	—%	(3)(7)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		41,560	63	30	—%	(3)(7)
CH Buyer, LLC	LLC Units		05/25		685	69	71	—%	(7)(29)
Command Alkon (Project Potter Buyer, LLC)	Class B Partnership Units		04/20		33,324.70	—	170	—%	(7)(29)
CW Group Holdings, LLC	LLC Units		01/21		161,290.32	161	484	—%	(7)(29)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		6,582.7	10,383	6,706	0.6%	(7)
FSS Buyer LLC	LP Interest		08/21		1,160.9	12	17	—%	(7)(29)
FSS Buyer LLC	LP Units		08/21		5,104.3	51	76	—%	(7)(29)
NAW Buyer LLC	LLC Units		09/23		472,512	473	614	0.1%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		173,749	174	196	—%	(7)(29)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		13.9	14	32	—%	(7)(29)
ProfitOptics, LLC	LLC Units		03/22		241,935.48	161	416	—%	(7)(29)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,357.5	236	241	—%	(7)(29)
Subtotal High Tech Industries (0.8%)*						11,861	9,083
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		8,717.76	280	543	—%	(7)(29)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		2,248.46	72	140	—%	(7)(29)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		8,717.76	9	—	—%	(7)(29)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		2,248.46	2	—	—%	(7)(29)
ASC Communications, LLC	Class A Units		07/22		25,718.20	539	848	0.1%	(7)
Subtotal Media: Advertising, Printing & Publishing (0.1%)*						902	1,531
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		676,881.00	677	1,963	0.2%	(7)(29)
Subtotal Media: Broadcasting & Subscription (0.2%)*						677	1,963

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Media: Diversified & Production
BrightSign LLC	LLC Units		10/21		1,107,492.71	$1,107	$1,318	0.1%	(7)
Rock Labor LLC	LLC Units		09/23		233,871	1,252	1,368	0.1%	(7)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	300	—%	(7)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	433	—%	(7)
Subtotal Media: Diversified & Production (0.3%)*						3,039	3,419
Services: Business
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	319	—%	(7)(29)
CGI Parent, LLC	Preferred Stock		02/22		657	722	1,909	0.2%	(7)(29)
CMT Opco Holding, LLC (Concept Machine)	LLC Units		09/23		12,634.8	506	—	—%	(7)(29)
Coyo Uprising GmbH	Class A Units		09/21		440	205	241	—%	(3)(7)(29)
Coyo Uprising GmbH	Class B Units		09/21		191	446	452	—%	(3)(7)(29)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.20	192	193	—%	(7)(29)
EFC International	Common Stock		03/23		163.83	231	254	—%	(7)(29)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	306	—%	(7)(29)
Jones Fish Hatcheries & Distributors LLC	LLC Units		02/22		1,018	107	827	0.1%	(7)
LeadsOnline, LLC	LLC Units		02/22		81,739	85	199	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		66	68	89	—%	(7)(29)
MC Group Ventures Corporation	Partnership Units		06/21		746.66	747	598	0.1%	(7)(29)
MIV Buyer, LLC	LLC Units		09/25		1,007.4	101	101	—%	(7)(29)
NF Holdco, LLC	LLC Units		03/23		639,510	659	307	—%	(7)(29)
Qualified Industries, LLC	Common Stock		03/23		303,030	3	127	—%	(7)(29)
Qualified Industries, LLC	Preferred Stock		03/23		148	144	188	—%	(7)(29)
Recovery Point Systems, Inc.	Partnership Equity		03/21		187,235	187	95	—%	(7)(29)
SmartShift Group, Inc.	Common Stock		09/23		275	275	568	—%	(7)(29)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		1,589	50	91	—%	(7)(29)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	33	—%	(7)
Xeinadin Bidco Limited	Common Stock		05/22		45,665,825	565	1,230	0.1%	(3)(7)(29)
Subtotal Services: Business (0.7%)*						5,678	8,127
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		234,751.8	235	256	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		637,677.11	638	721	0.1%	(7)(29)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,592	—	—	—%	(3)(7)(29)
Subtotal Services: Consumer (0.1%)*						873	977
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	152	—%	(3)(7)(29)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(7)(29)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	10,812	11,136	1.0%	(7)
Subtotal Telecommunications (1.0%)*						10,923	11,288	1.0%
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		348.68	349	665	0.1%	(7)(29)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Echo Global Logistics, Inc.	Partnership Equity		11/21		530.92	$531	$265	—%	(7)(29)
FragilePak LLC	Partnership Units		05/21		937.5	938	735	0.1%	(7)(29)
ITI Intermodal, Inc.	Common Stock		01/22		7,500.4	750	984	0.1%	(7)(29)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,231	5,403	—	—%	(7)(29)
Subtotal Transportation: Cargo (0.2%)*						7,971	2,649
Subtotal Equity Investments (9.5%)*						102,507	110,292
Royalty Rights:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			1,318	1,581	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						1,318	1,581
Subtotal Royalty Rights (0.1%)*						1,318	1,581
Subtotal Non-Control / Non-Affiliate Investments (174.9%)*						2,079,194	2,041,097

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$15,642	$15,642	$15,641	1.3%	(7)(30)
Subtotal Aerospace & Defense (1.3%)*					15,642	15,642	15,641
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	07/21	02/29	7,000	6,938	7,000	0.6%	(7)(12)(30)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,525	4,545	0.4%	(7)
Subtotal Banking, Finance, Insurance, & Real Estate (1.0%)*					11,545	11,463	11,545
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% PIK	12/23	12/28	7,033	7,033	6,752	0.6%	(7)(13)
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% PIK	12/23	12/28	1,387	1,387	1,387	0.1%	(7)(13)
Subtotal Chemicals, Plastics, & Rubber (0.7%)*					8,420	8,420	8,139	0.7%
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 12.5% PIK	12/22	12/29	2,843	2,570	1,699	0.1%	(3)(7)(8)(11)(26) (30)
Subtotal Healthcare & Pharmaceuticals (0.1%)*					2,843	2,570	1,699
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,767	15,861	1.4%	(7)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	7,662	7,349	7,313	0.6%	(7)
Subtotal Hotel, Gaming, & Leisure (2.0%)*					24,282	23,116	23,174
Services: Business
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.3% PIK	03/22	03/29	2,294	1,787	2,294	0.2%	(3)(7)(8)(17)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.3% PIK	03/22	03/29	273	207	273	—%	(3)(7)(8)(17)
Subtotal Services: Business ( 0.2%)*					2,567	1,994	2,567
Subtotal Debt Investments (5.3%)*					65,299	63,205	62,765

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		4,046,326.8	$5,223	$5,214	0.4%	(7)(29)
Subtotal Aerospace & Defense (0.4%)*						5,223	5,214	0.4%

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		89,447,396	$93,052	$139,538	12.0%	(7)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 10.3% PIK	02/23		71,000	89,564	89,559	7.7%	(7)(13)(30)
Rocade Holdings LLC	Common LP Units		02/23		23.8	—	1,198	0.1%	(7)
Subtotal Banking, Finance, Insurance, & Real Estate (19.7%)*						182,616	230,295
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		1,243,071	12,177	7,745	0.7%	(7)(29)
Subtotal Chemicals, Plastics, & Rubber (0.7%)*						12,177	7,745
Healthcare & Pharmaceuticals
Biolam Group	Common Stock		05/25		851,507	—	—	—%	(3)(7)(29)
Biolam Group	Convertible Bonds		05/25		1,586,655	—	—	—%	(3)(7)(29)
Biolam Group	Ordinary Shares		05/25		15,191,001	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock A		05/25		41,692	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock A2		05/25		13,538	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock B		05/25		1,529,216	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock C		05/25		11,153	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock O1		05/25		1,336,662	—	—	—%	(3)(7)(29)
Biolam Group	Preferred Stock O2		05/25		134,616	—	—	—%	(3)(7)(29)
Biolam Group	Warrants		05/25		2,600,000	—	—	—%	(3)(7)(29)
Subtotal Healthcare & Pharmaceuticals (—%)*						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		3,518,097	16,495	19,983	1.7%	(7)(29)
Subtotal Hotel, Gaming, & Leisure (1.7%)*						16,495	19,983
Investment Funds & Vehicles
Jocassee Partners LLC	9.1% Member Interest		06/19			35,158	38,838	3.3%	(3)(32)
Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest		02/22			48,441	38,338	3.3%	(3)(28)(32)
Thompson Rivers LLC	16.0% Member Interest		06/20			20,500	4,768	0.4%	(29)(32)
Waccamaw River LLC	20% Member Interest		02/21			17,988	5,543	0.5%	(3)(32)
Subtotal Investment Funds & Vehicles (7.5%)*						122,087	87,487
Services: Business
Zeppelin Bidco Limited	Ordinary Shares		08/25		879	—	—	—%	(3)(7)(29)
Subtotal Services: Business (—%)*						—	—
Subtotal Equity Investments (30.1%)*						338,598	350,724
Subtotal Affiliate Investments (35.4%)*						401,803	413,489

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Automotive
MVC Automotive Group GmbH	First Lien Senior Secured Term Loan	7.0% Cash	08/25	10/25	$1,172	$1,138	$1,172	0.1%	(3)(7)
Subtotal Automotive (0.1%)*
Capital Equipment
Security Holdings B.V.	Bridge Loan	5.0% PIK	12/20	06/26	6,823	6,823	6,823	0.6%	(3)(7)(27)
Security Holdings B.V.	Revolver	6.0% PIK	09/23	12/27	6,227	5,814	6,227	0.5%	(3)(7)(27)(30)
Security Holdings B.V.	Senior Subordinated Term Loan	3.1% PIK	12/20	06/26	11,544	11,544	11,543	1.0%	(3)(7)(27)
Security Holdings B.V.	Senior Unsecured Term Loan	9.0% PIK	04/21	04/29	2,846	2,761	2,845	0.2%	(3)(7)(27)
Subtotal Capital Equipment (2.4%)*					27,440	26,942	27,438
Subtotal Debt Investments (2.5%)*					28,612	28,080	28,610

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Automotive
MVC Automotive Group GmbH	Common Equity Interest		12/20		18,000	$19,173	$9,713	0.8%	(3)(7)(27)(29)
Subtotal Automotive (0.8%)*						19,173	9,713
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Capital Equipment
Security Holdings B.V.	Common Stock Series A		02/22		17,100	$560	$460	—%	(3)(7)(27)(29)
Security Holdings B.V.	Common Stock Series B		12/20		1,236	35,192	42,946	3.7%	(3)(7)(27)
Subtotal Capital Equipment (3.7%)*						35,752	43,406
Subtotal Equity Investments (4.7%)*						54,925	53,119
Subtotal Control Investments (7.0%)*						83,005	81,729
Total Investments, September 30, 2025 (217.4%)*						$2,564,002	$2,536,315

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$3,874	February 2029 Notes	$3,874
Interest rate swap (See Note 5)	5.20%	SOFR + 2.059%	9/15/2028	$300,000	$(1,640)	September 2028 Notes	(1,640)
Total Interest Rate Swaps, September 30, 2025							$2,234

Credit Support Agreement:
Description	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement(a)(b)(c) (See Note 2)	Barings LLC	04/01/32	$100,000	$52,800	$8,400
Total Credit Support Agreement, September 30, 2025			$100,000	$52,800	$8,400
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

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$36,765	A$55,075	BNP Paribas SA	12/30/25	$227
Foreign currency forward contract (CAD)	$1,928	C$2,648	BNP Paribas SA	12/30/25	17
Foreign currency forward contract (DKK)	$516	3,252kr.	BNP Paribas SA	12/30/25	1
Foreign currency forward contract (EUR)	$18,481	€15,620	BNP Paribas SA	12/30/25	35
Foreign currency forward contract (EUR)	$786	€666	HSBC Bank USA	12/30/25	—
Foreign currency forward contract (NZD)	$9,123	NZ$15,237	BNP Paribas SA	12/30/25	245
Foreign currency forward contract (NOK)	$4,944	48,635kr	BNP Paribas SA	12/30/25	68
Foreign currency forward contract (GBP)	$77,999	£57,355	BNP Paribas SA	12/30/25	781
Foreign currency forward contract (SEK)	$1,974	18,207kr	HSBC Bank USA	12/30/25	27
Foreign currency forward contract (CHF)	$5,572	4,375Fr.	HSBC Bank USA	12/30/25	16
Total Foreign Currency Forward Contracts, September 30, 2025					$1,417

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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of September 30, 2025 represented 217.4% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.1% of total investments at fair value as of September 30, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam(d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 12.5% PIK)(e)	$—	$1,258	$(53)	$2	$492	$1,699	$(27)
	Common Stock (851,507 shares)	—	—	—	—	—	—	—
	Convertible Bonds (1,586,655 shares)	—	—	—	—	—	—	—
	Ordinary Shares (15,191,001 shares)	—	—	—	—	—	—	—
	Preferred Stock A (41,692 shares)	—	—	—	—	—	—	—
	Preferred Stock A2 (13,538 shares)	—	—	—	—	—	—	—
	Preferred Stock B (1,529,216 shares)	—	—	—	—	—	—	—
	Preferred Stock C (11,153 shares)	—	—	—	—	—	—	—
	Preferred Stock O1 (1,336,662 shares)	—	—	—	—	—	—	—
	Preferred Stock O2 (134,616 shares)	—	—	—	—	—	—	—
	Warrants (2,600,000 units)	—	—	—	—	—	—	—
		—	1,258	(53)	2	492	1,699	(27)

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 12.3% PIK)	6,414	619	—	—	(281)	6,752	618
	First Lien Senior Secured Term Loan (SOFR + 8.00%, 12.3% PIK)	—	1,387	—	—	—	1,387	111
	Common Stock (1,243,071 shares)	11,262	—	—	—	(3,517)	7,745	—
		17,676	2,006	—	—	(3,798)	15,884	728

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	15,770	76	—	—	15	15,861	1,070
	Subordinated Term Loan (8.0% Cash)	7,271	28	—	—	14	7,313	486
	LLC Units (3,518,097 units)	16,852	—	—	—	3,131	19,983	—
		39,893	104	—	—	3,160	43,157	1,556

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Eclipse Business Capital, LLC(d)	Revolver (SOFR + 6.50%, 10.8% Cash)	$10,091	$3,009	$(6,092)	$—	$(8)	$7,000	$849
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	5	—	—	(5)	4,545	264
	LLC units (89,447,396 units)	136,855	22	—	—	2,661	139,538	12,321
		151,491	3,036	(6,092)	—	2,648	151,083	13,434

Jocassee Partners LLC	9.1% Member Interest	40,761	—	—	—	(1,923)	38,838	4,282
		40,761	—	—	—	(1,923)	38,838	4,282

Rocade Holdings LLC(d)	Preferred LP Units (71,000 units) (SOFR + 6.00%, 10.3% PIK)	83,000	6,576	—	—	(17)	89,559	6,576
	Common LP Units (23.8 units)	243	—	—	—	955	1,198	308
		83,243	6,576	—	—	938	90,757	6,884

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	41,453	—	—	—	(3,115)	38,338	5,353
		41,453	—	—	—	(3,115)	38,338	5,353

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	3,586	12,236	(181)	—	—	15,641	927
	LLC Units (4,046,326.8 units)	1,195	4,027	—	—	(8)	5,214	—
		4,781	16,263	(181)	—	(8)	20,855	927

Thompson Rivers LLC	16.0% Member Interest	7,208	—	(2,396)	—	(44)	4,768	—
		7,208	—	(2,396)	—	(44)	4,768	—

Waccamaw River LLC	20% Member Interest	10,730	—	(4,925)	—	(262)	5,543	745
		10,730	—	(4,925)	—	(262)	5,543	745

Zeppelin Bidco Limited(d)	First Lien Senior Secured Term Loan (SOFR + 6.50%, 11.3% PIK)	—	2,503	(11)	(4,329)	4,131	2,294	(6)
	First Lien Senior Secured Term Loan (SOFR + 6.50%, 11.3% PIK)	—	305		(506)	474	273	—
	Ordinary Shares (879 shares)	—	—	—	—	—	—	—
		—	2,808	(11)	(4,835)	4,605	2,567	(6)

Total Affiliate Investments		$397,236	$32,051	$(13,658)	$(4,833)	$2,693	$413,489	$33,876
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
(e) Non-accrual investment

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions for the nine months ended September 30, 2025 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (14.4% PIK)(e)	$2,744	$—	$(610)	$(7,481)	$5,347	$—	$(6)
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	—	—	—	(9,628)	9,628	—	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		2,744	—	(610)	(17,109)	14,975	—	(6)

MVC Automotive Group GmbH(d)	First Lien Senior Secured Term Loan (7.0% Cash)	—	2,310	(1,178)	6	34	1,172	56
	Common Equity Interest (18,000 Shares)	13,741	—	—	—	(4,028)	9,713	—
		13,741	2,310	(1,178)	6	(3,994)	10,885	56

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	—	—	—	(183)	183	—	—
	Limited Partnership Interest (71,790.4 units)	11	—	(116)	(7,166)	7,271	—	—
		11	—	(116)	(7,349)	7,454	—	—

Security Holdings B.V(d)	Bridge Loan (5.0% PIK)	6,655	168	—	—	—	6,823	254
	Revolver (6.0% PIK)	5,333	165	(3)	2	730	6,227	283
	Senior Subordinated Term Loan (3.1% PIK)	11,191	352	—	—	—	11,543	268
	Senior Unsecured Term Loan (9.0% PIK)	2,293	234	—	—	318	2,845	304
	Common Stock Series A (17,100 shares)	399	—	—	—	61	460	—
	Common Stock Series B (1,236 shares)	37,296	—	—	—	5,650	42,946	2,817
		63,167	919	(3)	2	6,759	70,844	3,926

Total Control Investments		$79,663	$3,229	$(1,907)	$(24,450)	$25,194	$81,729	$3,976
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
(e) Non-accrual investment.
(6)All of the investment is or will be encumbered as security for the Company’s $0.7 billion senior secured credit facility with ING Capital LLC (“ING”) initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”).
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2025 was 1.92900%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2025 was 2.03200%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2025 was 2.09600%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2025 was 4.12920%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2025 was 3.97639%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2025 was 3.84590%.
(15)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2025 was 3.97500%.
(16)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2025 was 3.97260%.
(17)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2025 was 3.93900%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2025 was 3.53630%.
(19)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2025 was 3.57640%.
(20)The interest rate on these loans is subject to 3 Month CORRA, which as of September 30, 2025 was 2.56000%.
(21)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2025 was 1.88600%.
(22)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2025 was 2.93000%.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)
(23)The interest rate on these loans is subject to 3 Month SARON, which as of September 30, 2025 was -0.04090%
(24)The interest rate on these loans is subject to 6 Month SARON, which as of September 30, 2025 was -0.04508%.
(25)The interest rate on these loans is subject to 1 Month NIBOR, which as of September 30, 2025 was 4.04000%.
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
(31)PIK non-accrual investment.
(32)Portfolio company does not issue shares or units; member interest is based on commitments.

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Waccamaw River LLC	20% Member Interest	$15,470	$—	$(2,087)	$—	$(2,653)	$10,730	$3,535
		15,470	—	(2,087)	—	(2,653)	10,730	3,535

Total Affiliate Investments		$402,423	$51,189	$(43,028)	$(4,179)	$(9,169)	$397,236	$39,605
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
(31)PIK non-accrual investment.
(32)Portfolio company does not issue shares or units; member interest is based on commitments.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Repurchase Programs
On February 22, 2024, the Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, the Company was able to repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2025. The Prior Share Repurchase Program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would have been repurchased under the program. During both the three and nine months ended September 30, 2025, the Company did not repurchase any shares pursuant to the Prior Share Repurchase Program. During the year ended December 31, 2024, the Company purchased a total of 658,132 shares of its common stock in the open market under the Prior Share Repurchase Program at an average price of $9.79 per share, including brokerage commissions.
On February 20, 2025, the Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended September 30, 2025, the Company did not repurchase any shares of its common stock in the open market under the Share Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased a total of 250,000 shares of its common stock in the open market under the Share Repurchase Program at an average price of $9.35 per share, including brokerage commissions.
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
For the three and nine months ended September 30, 2025, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $8.4 million and $24.6 million, respectively. For the three and nine months ended September 30, 2024, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $8.0 million and $24.5 million, respectively. As of September 30, 2025, the Base Management Fee of $8.4 million for the three months ended September 30, 2025 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Base Management Fee of $7.9 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three and nine months ended September 30, 2025, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $5.6 million and $24.5 million, respectively. For the three and nine months ended September 30, 2024, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $6.6 million and $15.9 million, respectively. As of September 30, 2025, the Income-Based Fee of $5.6 million for the three months ended September 30, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Income-Based Fee of $7.9 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three or nine months ended September 30, 2025 or 2024.
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
For the three and nine months ended September 30, 2025, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.4 million and $1.1 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.4 million and $1.4 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of September 30, 2025, the administrative expenses of $0.4 million for the three months ended September 30, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the administrative expenses of $0.5 million incurred for the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
When the Company and the Adviser entered into the MVC Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Unaudited and Audited Consolidated Balance Sheets. As of December 31, 2024, the MVC Credit Support Agreement was accounted for as a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and is included in “Credit support agreements” in the accompanying Audited Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
When the Company and the Adviser entered into the Sierra Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Unaudited and Audited Consolidated Balance Sheets. In addition, the Sierra Credit Support Agreement is accounted for as a derivative in accordance with ASC Topic 815, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets.

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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2025:
Senior debt and 1st lien notes	$1,813,919	70%	$1,785,626	70%	153%
Subordinated debt and 2nd lien notes	209,181	8	201,371	8	17
Structured products	43,554	2	33,602	1	3
Equity shares	373,866	15	425,580	17	36
Equity warrants	76	—	1,068	—	—
Royalty rights	1,318	—	1,581	—	—
Investment in joint ventures	122,088	5	87,487	4	8
	$2,564,002	100%	$2,536,315	100%	217%
December 31, 2024:
Senior debt and 1st lien notes	$1,747,841	69%	$1,686,411	69%	142%
Subordinated debt and 2nd lien notes	184,043	7	165,455	7	14
Structured products	89,543	4	79,548	3	7
Equity shares	360,691	14	409,129	17	34
Equity warrants	76	—	2,732	—	—
Royalty rights	3,627	—	5,833	—	1
Investment in joint ventures / PE fund	136,875	6	100,164	4	8
	$2,522,696	100%	$2,449,272	100%	206%
During the three months ended September 30, 2025, the Company made 14 new investments totaling $78.6 million and made investments in existing portfolio companies totaling $70.2 million. During the nine months ended September 30, 2025, the Company made 47 new investments totaling $356.6 million and made investments in existing portfolio companies totaling $198.1 million.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
For both the three and nine months ended September 30, 2025 and 2024, Jocassee declared $15.7 million and $47.1 million, respectively, in distributions, of which $1.4 million and $4.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The total value of Jocassee’s investment portfolio was $1,195.0 million as of September 30, 2025, as compared to $1,095.3 million as of December 31, 2024. As of September 30, 2025, Jocassee’s investments had an aggregate cost of $1,235.1 million, as compared to $1,159.0 million as of December 31, 2024. As of September 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments other than non-accrual debt investments was approximately 8.6% and 9.2%, respectively. As of September 30, 2025 and December 31, 2024, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2025:
Senior debt and 1st lien notes	$1,175,738	95%	$1,160,662	97%
Subordinated debt and 2nd lien notes	10,526	1	10,405	1
Equity shares	874	—	337	—
Investment in joint ventures	36,268	3	11,886	1
Short-term investments	11,671	1	11,671	1
	$1,235,077	100%	$1,194,961	100%
December 31, 2024:
Senior debt and 1st lien notes	$1,092,038	94%	$1,052,366	96%
Subordinated debt and 2nd lien notes	11,388	1	11,141	1
Equity shares	874	—	636	—
Equity warrants	—	—	455	—
Investment in joint ventures	44,416	4	20,427	2
Short-term investments	10,283	1	10,283	1
	$1,158,999	100%	$1,095,308	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at September 30, 2025 and December 31, 2024, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2025		December 31, 2024
Aerospace & Defense	$66,732	6%	$61,069	6%
Automotive	11,341	1	11,236	1
Banking, Finance, Insurance, & Real Estate	114,462	10	115,269	11
Beverage, Food, & Tobacco	32,437	3	28,657	3
Capital Equipment	39,637	3	13,376	1
Chemicals, Plastics, & Rubber	26,448	2	30,248	3
Construction & Building	24,080	2	21,805	2
Consumer goods: Durable	24,600	2	26,531	2
Consumer goods: Non-durable	23,429	2	21,629	2
Containers, Packaging, & Glass	32,719	3	28,616	3
Energy: Electricity	8,937	1	10,005	1
Energy: Oil & Gas	12,004	1	11,209	1
Environmental Industries	14,520	1	6,237	—
Forest Products & Paper	2,018	—	1,156	—
Healthcare & Pharmaceuticals	133,698	11	113,530	10
High Tech Industries	111,563	10	87,247	8
Hotel, Gaming, & Leisure	27,652	2	22,031	2
Investment Funds & Vehicles	11,886	1	20,427	2
Media: Advertising, Printing, & Publishing	10,142	1	10,420	1
Media: Broadcasting & Subscription	16,069	1	17,297	2
Media: Diversified & Production	48,282	4	41,913	4
Metals & Mining	4,661	—	4,028	—
Retail	9,726	1	12,361	1
Services: Business	212,533	18	213,492	20
Services: Consumer	63,644	5	58,080	5
Telecommunications	36,630	3	36,205	3
Transportation: Cargo	41,779	4	41,968	4
Transportation: Consumer	8,306	1	8,529	1
Utilities: Electric	12,231	1	10,454	1
Utilities: Oil & Gas	1,124	—	—	—
Total	$1,183,290	100%	$1,085,025	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at September 30, 2025 and December 31, 2024, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2025		December 31, 2024
Australia	$23,903	2%	$23,187	2%
Austria	6,463	1	5,695	1
Belgium	20,614	2	20,741	2
Canada	373	—	590	—
France	107,376	10	124,810	12
Germany	48,368	4	35,691	3
Hong Kong	14,950	1	14,843	1
Ireland	13,607	1	7,302	1
Luxembourg	2,427	—	2,128	—
Netherlands	44,489	4	39,504	4
Panama	—	—	1,470	—
Singapore	4,945	—	5,000	1
Spain	3,182	—	2,078	—
Sweden	—	—	3,523	—
Switzerland	592	—	595	—
United Kingdom	122,695	10	111,097	10
USA	769,306	65	686,771	63
Total	$1,183,290	100%	$1,085,025	100%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $182.8 million and $173.5 million outstanding as of September 30, 2025 and December 31, 2024, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $210.6 million and $266.7 million outstanding as of September 30, 2025 and December 31, 2024, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.9 million and $323.7 million outstanding as of September 30, 2025 and December 31, 2024, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of September 30, 2025 and December 31, 2024, the Company had sold $1,212.8 million and $1,063.3 million, respectively, of its investments to Jocassee. For the three and nine months ended September 30, 2025, the Company realized a gain on the sales of its investments to Jocassee of $0.7 million and $1.3 million, respectively. As of September 30, 2025 and December 31, 2024, the Company had $93.7 million and nil, respectively, in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing (“ASC Topic 860”), for treatment as a sale and satisfies the following conditions:
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2025 and December 31, 2024, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	385,000	385,000
Total unfunded commitments by Barings BDC, Inc.	65,000	65,000
Total unfunded commitments by all members	215,000	215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2025. As of September 30, 2025, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and nine months ended September 30, 2025, Thompson Rivers declared $5.0 million and $15.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2025, the Company recognized $0.8 million and $2.4 million, respectively, of the distributions as a return of capital. For the three and nine months ended September 30, 2024, Thompson Rivers declared $7.0 million and $29.5 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2024, the Company recognized $1.1 million and $4.7 million, respectively, of the distributions as a return of capital.
As of September 30, 2025, Thompson Rivers had $124.7 million in Ginnie Mae early buyout loans and $9.0 million in cash. As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of September 30, 2025, Thompson Rivers had 782 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of September 30, 2025 and December 31, 2024, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2025:
Federal Housing Administration (“FHA”) loans	$124,090	94%	$117,042	94%
Veterans Affairs (“VA”) loans	8,037	6	7,647	6
	$132,127	100%	$124,689	100%
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $30.9 million and $43.5 million outstanding as of September 30, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $77.1 million and $90.3 million outstanding as of September 30, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which was non-recourse to the Company, had approximately $28.7 million outstanding as of December 31, 2024. On June 1, 2025, Thompson River’s repurchase agreement with Barclays Bank was terminated.

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
As of September 30, 2025 and December 31, 2024, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $162.1 million as of both September 30, 2025 and December 31, 2024.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of September 30, 2025. As of September 30, 2025, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the three and nine months ended September 30, 2025, Waccamaw River declared $9.0 million and $28.4 million, respectively, in distributions, of which $0.2 million and $0.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2025, the Company recognized $1.6 million and $4.9 million, respectively, of the distributions as a return of capital. For the three and nine months ended September 30, 2024, Waccamaw River declared $2.3 million and $17.1 million, respectively, in distributions, of which $0.5 million and $3.1 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2024, the Company recognized nil and $0.3 million, respectively, of the distributions as a return of capital.
As of September 30, 2025, Waccamaw River had $35.5 million in unsecured consumer loans and $2.3 million in cash. As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of September 30, 2025, Waccamaw River had 5,027 outstanding loans with an average loan size of $7.1 thousand, remaining average life to maturity of 32.0 months and weighted average yield of 12.6%. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7.8 thousand, remaining average life to maturity of 35.5 months and weighted average yield of 12.0%.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2025 and December 31, 2024, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc.	$30,280	$30,280
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $82.0 million of total contributed capital by related parties as of both September 30, 2025 and December 31, 2024.
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
As of September 30, 2025, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were fully funded as of September 30, 2025.
For the three and nine months ended September 30, 2025, Sierra JV declared $2.0 million and $6.0 million, respectively, in distributions, of which $1.8 million and $5.4 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, Sierra JV declared $0.8 million and $1.8 million, respectively, in distributions, of which $0.7 million and $1.6 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Sierra JV’s investment portfolio was $13.8 million as of September 30, 2025, as compared to $33.4 million, as of December 31, 2024. As of September 30, 2025, Sierra JV’s investments had an aggregate cost of $15.2 million, as compared to $36.1 million as of December 31, 2024. As of both September 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 9.4%. As of September 30, 2025 and December 31, 2024, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2025:
Senior debt and 1st lien notes	$15,165	100%	$13,746	100%
Equity shares	—	—	22	—
	$15,165	100%	$13,768	100%
December 31, 2024:
Senior debt and 1st lien notes	$36,083	100%	$33,389	100%
Equity shares	—	—	33	—
	$36,083	100%	$33,422	100%
The industry composition of Sierra JV’s investments at fair value at September 30, 2025 and December 31, 2024 was as follows:

($ in thousands)	September 30, 2025		December 31, 2024
Automotive	$—	—%	$2,746	8%
Banking, Finance, Insurance, & Real Estate	22	—	33	—
Beverage, Food, & Tobacco	—	—	3,578	11
Chemicals, Plastics, & Rubber	—	—	2,954	9
Consumer goods: Durable	—	—	232	1
Healthcare & Pharmaceuticals	—	—	3,821	11
High Tech Industries	9,402	68	9,363	28
Services: Business	4,344	32	4,411	13
Transportation: Cargo	—	—	6,284	19
Total	$13,768	100%	$33,422	100%

Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of September 30, 2025 and December 31, 2024, $7.0 million and $10.1 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2024 of $3.5 million. The total equity invested in Rocade as of September 30, 2025 was $71.0 million (excluding preferred dividends) and the Company had $7.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2025: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$1,482,773	Yield Analysis	Market Yield	6.6% – 27.0%	10.2%	Decrease
	73,057	Market Approach	Adjusted EBITDA Multiple	0.2x – 9.8x	5.6x	Increase
	182,237	Recent Transaction	Transaction Price	97.8% – 100.0%	98.9%	Increase
Subordinated debt and 2nd lien notes	141,659	Yield Analysis	Market Yield	7.0% – 21.5%	13.0%	Decrease
	47,513	Market Approach	Adjusted EBITDA Multiple	0.7x – 25.9x	11.9x	Increase
	2,500	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Structured products(1)	2,064	Yield Analysis	Market Yield	9.3% – 10.3%	9.8%	Decrease
Equity shares(2)	44,191	Yield Analysis	Market Yield	11.7% – 29.4%	16.9%	Decrease
	341,961	Market Approach	Adjusted EBITDA Multiple	0.2x – 27.5x	13.7x	Increase
	784	Market Approach	Revenue Multiple	5.5x – 8.8x	5.9x	Increase
	19,983	Discounted Cash Flow Analysis	Discount Rate	12.4%	12.4%	Decrease
	5,492	Net Asset Approach	Liabilities	$(45,292.5) – $(117,088.0)	$(80,417.9)	Decrease
	44	Expected Recovery	Expected Recovery	$2.5 – $41.7	$39.5	Increase
	5,602	Recent Transaction	Transaction Price	$0.00 – $100.00	$2.81	Increase
Equity warrants	1,065	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.3x	11.3x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	1,581	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease
(1)Excludes investments with an aggregate fair value amounting to $15,713, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $2,886, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
During the nine months ended September 30, 2025, seven senior debt and first lien note positions with an aggregate fair value of $35.3 million transitioned from a yield analysis to a market approach valuation model. In addition, one senior debt and first lien note position with a fair value of $4.2 million transitioned from a market approach to a yield analysis valuation model. Lastly, one structured product position with a fair value of $2.1 million transitioned from a market approach to a yield analysis

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
transitioned from a yield analysis to an expected recovery valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.
The following tables present the Company’s investment portfolio at fair value as of September 30, 2025 and December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$47,559	$1,738,067	$1,785,626
Subordinated debt and 2nd lien notes	—	9,699	191,672	201,371
Structured products	—	15,825	17,777	33,602
Equity shares	—	4,637	420,943	425,580
Equity warrants	—	—	1,068	1,068
Royalty rights	—	—	1,581	1,581
Investments subject to leveling	$—	$77,720	$2,371,108	$2,448,828
Investment in joint ventures (1)				87,487
				$2,536,315

	Fair Value as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$60,910	$1,625,501	$1,686,411
Subordinated debt and 2nd lien notes	—	11,752	153,703	165,455
Structured products	—	30,884	48,664	79,548
Equity shares	—	654	408,475	409,129
Equity warrants	—	—	2,732	2,732
Royalty rights	—	—	5,833	5,833
Investments subject to leveling	$—	$104,200	$2,244,908	$2,349,108
Investment in joint ventures / PE fund (2)				100,164
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
(2)The Company’s investments in Jocassee, Sierra JV, Thompson Rivers, Waccamaw River and MVC Private Equity Fund LP are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Audited Consolidated Balance Sheet.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,625,501	$153,703	$48,664	$408,475	$2,732	$5,833	$2,244,908
New investments	459,219	60,065	7,500	18,825	—	—	545,609
Investment restructuring	424	(424)	—	—	—	—	—
Transfers into Level 3 (1)	—	5,989	—	—	—	—	5,989
Transfers out of Level 3 (1)	—	(10,159)	(3,310)	(13,156)	—	—	(26,625)
Proceeds from sales of investments / return of capital	(154,807)	—	(1,998)	(15,265)	—	(4,776)	(176,846)
Loan origination fees received	(7,929)	(1,650)	—	—	—	—	(9,579)
Principal repayments received	(208,334)	(20,684)	(31,922)	—	—	—	(260,940)
Payment-in-kind interest / dividends	6,831	3,824	—	8,885	—	—	19,540
Accretion of loan premium / discount	248	—	—	—	—	—	248
Accretion of deferred loan origination revenue	7,200	615	143	—	—	—	7,958
Realized gain (loss)	(23,320)	(9,384)	(1,560)	5,976	—	2,467	(25,821)
Unrealized appreciation (depreciation)	33,034	9,777	260	7,203	(1,664)	(1,943)	46,667
Fair value, end of period	$1,738,067	$191,672	$17,777	$420,943	$1,068	$1,581	$2,371,108

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,593,797	$223,798	$42,972	$374,572	$2,392	$—	$2,237,531
New investments	291,822	28,741	48	7,440	—	3,871	331,922
Investment restructuring	(22,249)	—	—	—	—	—	(22,249)
Transfers into (out of) Level 3, net (1)	(5,770)	—	—	(6,269)	—	—	(12,039)
Proceeds from sales of investments / return of capital	(18,512)	(4,975)	—	(4,238)	—	(81)	(27,806)
Loan origination fees received	(5,463)	(296)	—	—	—	—	(5,759)
Principal repayments received	(271,403)	(62,050)	(1,483)	—	—	—	(334,936)
Payment-in-kind interest / dividends	4,590	1,313	—	8,065	—	—	13,968
Accretion of loan premium / discount	313	83	—	—	—	—	396
Accretion of deferred loan origination revenue	7,391	651	—	—	—	—	8,042
Realized gain (loss)	(19,528)	(5,461)	42	(1,486)	—	—	(26,433)
Unrealized appreciation (depreciation)	4,832	5,501	4,103	124	208	29	14,797
Fair value, end of period	$1,559,820	$187,305	$45,682	$378,208	$2,600	$3,819	$2,177,434
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the nine months ended September 30, 2025 and 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $19.8 million during the nine months ended September 30, 2025 was related to portfolio company investments that were still held by the Company as of September 30, 2025. Pre-tax net unrealized depreciation on Level 3 investments of $13.0 million during the nine months ended September 30, 2024 was related to portfolio company investments that were still held by the Company as of September 30, 2024.
During the nine months ended September 30, 2025, the Company made investments of approximately $464.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2025, the Company made investments of $90.2 million in portfolio companies to which it was previously committed to provide such financing.
During the nine months ended September 30, 2024, the Company made investments of approximately $272.4 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2024, the Company made investments of $73.3 million in portfolio companies to which it was previously committed to provide such financing.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both September 30, 2025 and December 31, 2024, the Company had eight portfolio companies with investments that were on non-accrual. As of September 30, 2025, the eight portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger and six portfolio companies originated by Barings. As of December 31, 2024, the eight portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and five portfolio companies originated by Barings.
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
PIK interest and dividend income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
PIK interest income	$5,199	$4,802	$14,025	$12,124
PIK interest income as a % of investment income	7.2%	6.8%	6.6%	5.6%
PIK dividend income	$3,525	$3,239	$10,132	$9,430
PIK dividend income as % of investment income	4.9%	4.6%	4.8%	4.4%
Total PIK income	$8,724	$8,041	$24,157	$21,554
Total PIK income as a % of investment income	12.0%	11.3%	11.4%	10.0%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both September 30, 2025 and December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee and other income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,780	$1,743	$5,453	$5,191
Management, valuation and other fees	656	403	1,883	1,244
Royalty income	36	176	339	251
Total Recurring Fee and Other Income	2,472	2,322	7,675	6,686
Non-Recurring Fee and Other Income:
Prepayment fees	124	44	320	316
Acceleration of unamortized loan origination fees	969	855	2,509	2,880
Advisory, loan amendment and other fees	439	1,068	1,955	1,650
Total Non-Recurring Fee and Other Income	1,532	1,967	4,784	4,846
Total Fee and Other Income	$4,004	$4,289	$12,459	$11,532
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
Concentration of Credit Risk
As of September 30, 2025 and December 31, 2024, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2025 and December 31, 2024, the Company’s largest single portfolio company investment represented approximately 6.0% and 6.2%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2025, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.

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
Investments Denominated in Foreign Currencies
As of September 30, 2025, the Company held two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 10 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, 69 investments that were denominated in Euros, and 31 investments that were denominated in British pounds sterling. As of December 31, 2024, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, 72 investments that were denominated in Euros, and 27 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2025 and September 30, 2024, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and nine months ended September 30, 2025, the Company recorded net expenses of $1.3 million and $2.5 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2024, the Company recorded net expenses of $1.0 million and $1.6 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2025 and December 31, 2024 was approximately $2,573.6 million and $2,550.7 million, respectively. As of September 30, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $27.7 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $121.6 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $149.3 million. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $50.5 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.0 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $174.5 million.
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
As of September 30, 2025, the Company had a net deferred tax asset of $3.0 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2024, the Company had a net deferred tax asset of $11.0 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against net deferred tax assets when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As of September 30, 2025 and December 31, 2024, given the losses generated by the entity, the net deferred tax assets have been offset by a valuation allowance of $4.6 million and $11.2 million, respectively. The Company concluded that the remaining net deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2025 and December 31, 2024:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2025	September 30, 2025	December 31, 2024
Credit Facility:
February 21, 2019	November 5, 2029	4.143%	$353,981	$438,590
Total Credit Facility			$353,981	$438,590
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	—%	$—	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	—%	—	25,000
November 5, 2020 - Series B Notes	November 4, 2025	4.250%	62,500	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
February 12, 2024 - February 2029 Notes (1)	February 15, 2029	7.000%	303,874	295,604
September 15, 2025 - September 2028 Notes (1)	September 15, 2028	5.200%	298,360	—
(Less: Deferred financing fees)			(11,684)	(8,773)
Total Notes			$1,265,550	$1,011,831
(1) Inclusive of change in fair market value of effective hedge.
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Combined weighted average interest rate(1)	5.096%	5.544%	5.184%	5.625%
Combined weighted average debt outstanding	$1,586,610	$1,345,723	$1,535,852	$1,407,528
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1,065.0 million from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026. Effective November 5, 2024 the Company amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as the Company maintains an investment grade

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065.0 million to $825.0 million, of which $100.0 million has been reallocated from revolving commitments to term loan commitments. Effective September 25, 2025, the Company repaid the $100.0 million term loan commitment, reducing the total commitments under the February 2019 Credit Facility to $725.0 million from $825.0 million.
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 0.875% or (ii) the term SOFR plus an applicable spread of 1.875% plus a credit spread adjustment of 0.10%. Borrowings denominated in certain foreign currencies, other than Australian dollars, bear interest on a per annum basis equal to the applicable currency rate for the foreign currency as defined in the credit agreement plus 1.875% or for borrowings denominated in Australian dollars, 1.875% plus the applicable Australian benchmark rate, which is defined as the applicable Australian dollar Screen Rate plus 0.20%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%.
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, material misrepresentation of representations and warranties, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of September 30, 2025, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of September 30, 2025, the Company had borrowings under the February 2019 Credit Facility denominated in British pounds sterling of £48.6 million ($65.4 million U.S. dollars) with an interest rate of 5.875% (one month SONIA of 3.967%) and borrowings denominated in Euros of €245.6 million ($288.6 million U.S. dollars) with an interest rate of 3.750% (one month EURIBOR of 1.875%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of September 30, 2025 and December 31, 2024, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $354.0 million and $438.6 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
August 2025 Notes
On August 3, 2020, the Company entered into a Note Purchase Agreement (the “August 2020 NPA”) with Massachusetts Mutual Life Insurance Company governing the issuance of (1) $50.0 million in aggregate principal amount of Series A senior unsecured notes due August 2025 (the “Series A Notes due 2025”) with a fixed interest rate of 4.66% per year, and (2) up to $50.0 million in aggregate principal amount of additional senior unsecured notes due August 2025 with a fixed interest rate per year to be determined (the “Additional Notes” and, collectively with the Series A Notes due 2025, the “August 2025 Notes”), in

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25.0 million of the Series A Notes due 2025 were issued on September 24, 2020 and an aggregate principal amount of $25.0 million of the Series A Notes due 2025 were issued on September 29, 2020, both of which matured on August 4, 2025. Interest on the August 2025 Notes was due semiannually in March and September, beginning in March 2021. In addition, the Company was obligated to offer to repay the August 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occurred. Subject to the terms of the August 2020 NPA, the Company could have redeemed the August 2025 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before November 3, 2024, a make-whole premium. The August 2025 Notes were guaranteed by certain of the Company’s subsidiaries, and were the Company’s general unsecured obligations that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Company’s permitted issuance period for the Additional Notes under the August 2020 NPA expired on February 3, 2022, prior to which date the Company issued no Additional Notes.
The August 2020 NPA contained certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may have declared all August 2025 Notes then outstanding to be immediately due and payable.
The August 2025 Notes were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The August 2025 Notes were not registered under the Securities Act or any state securities laws and could not have been offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
On August 4, 2025, the August 2025 Notes matured in accordance with the terms of the August 2020 NPA and the
Company repaid in full the par amount plus accrued and unpaid interest. As of December 31, 2024, the fair value of the outstanding August 2025 Notes was $49.5 million. The fair value determination of the August 2025 Notes as of December 31, 2024 was based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2025, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of September 30, 2025 and December 31, 2024, the fair value of the outstanding Series B Notes was $62.3 million and $61.6 million, respectively. As of September 30, 2025 and December 31, 2024, the fair value of the outstanding Series C Notes was $111.0 million and $108.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
For more information on the Series B Notes, see “Note 9. Subsequent Events.”
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2025, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of September 30, 2025 and December 31, 2024, the fair value of the outstanding Series D Notes was $79.4 million and $77.3 million, respectively. As of September 30, 2025 and December 31, 2024, the fair value of the outstanding Series E Notes was $67.9 million and $65.4 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2026 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture. As of September 30, 2025, the Company was in compliance with all covenants under the November 2026 Notes Indenture.
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
As of September 30, 2025 and December 31, 2024, the fair value of the outstanding November 2026 Notes was $337.2 million and $329.3 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The February 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to the Company by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture. As of September 30, 2025, the Company was in compliance with all covenants under the February 2029 Notes Indenture.
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
As of September 30, 2025 and December 31, 2024, the fair value of the outstanding February 2029 Notes was $303.9 million and $295.6 million, respectively. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 7.00% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $3.9 million and $(4.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
September 2028 Notes
On September 8, 2025, the Company entered into an underwriting agreement among the Company, Barings LLC, and J.P. Morgan Securities LLC, ING Financial Markets LLC, MUFG Securities Americas Inc. and SMBC Nikko Securities America, Inc., in connection with the issuance and sale of $300.0 million in aggregate principal amount of the Company’s 5.200% senior unsecured notes due September 15, 2028 (the “September 2028 Notes”). The September 2028 Notes offering closed on September 15, 2025 and the September 2028 Notes were issued under a Third Supplemental Indenture, dated September 15,

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
2025, between the Company and the Trustee, to the Base Indenture (the “Third Supplemental Indenture,” and together with the Base Indenture, the “September 2028 Notes Indenture”).
The September 2028 Notes will mature on September 15, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time prior to August 15, 2028 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the September 2028 Notes Indenture and at par value on August 15, 2028 or thereafter. The September 2028 Notes bear interest at a rate of 5.200% per year payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. The September 2028 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the September 2028 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The September 2028 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to the Company by the SEC), and to provide financial information to the holders of the September 2028 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2028 Notes Indenture. As of September 30, 2025, the Company was in compliance with all covenants under the September 2028 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the September 2028 Notes Indenture, the Company may be required by the holders of the September 2028 Notes to make an offer to purchase the outstanding September 2028 Notes at a price equal to 100% of the principal amount of such September 2028 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by the Company in connection with the September 2028 Notes offering were approximately $294.7 million, after deducting the underwriting discounts and estimated offering expenses payable by the Company.
As of September 30, 2025, the fair value of the outstanding September 2028 Notes was $298.4 million. The fair value determinations of the September 2028 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the September 2028 Notes, on September 15, 2025, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 5.20% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.059%. The swap transaction matures on September 15, 2028. The interest expense related to the September 2028 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $(1.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2028 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of September 30, 2025 and December 31, 2024:

As of September 30, 2025 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$52,800	$8,400
Total Sierra Credit Support Agreement					$8,400

As of December 31, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$44,200	$(200)
Total Sierra Credit Support Agreement					$(200)
As of September 30, 2025 and December 31, 2024, the fair value of the Sierra Credit Support Agreement was $52.8 million and $44.2 million, respectively, and is included in “Credit support agreements” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
until an exit event for each portfolio company in the Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of September 30, 2025 and December 31, 2024. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

September 30, 2025: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$52,800	Simulation Analysis	Enterprise Value	$0 - $399,400	$199,700	Decrease
			Asset Volatility	20.0% - 50.0%	35.0%	Increase
			Time Until Exit (years)	0.0 - 5.8	2.9	Decrease
			Discount Rate	5.7%	5.7%	Decrease
			Recovery Rate	5.0% - 80.0%	42.5%	Decrease

December 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$44,200	Simulation Analysis	Enterprise Value	$15 - $393,900	$196,958	Decrease
			Asset Volatility	25.0% - 55.0%	40.0%	Increase
			Time Until Exit (years)	0.0 - 6.6	3.3	Decrease
			Discount Rate	6.3%	6.3%	Decrease
			Recovery Rate	5.0% - 70.0%	37.5%	Decrease
Foreign Currency Forward Contracts
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of September 30, 2025 and December 31, 2024:

As of September 30, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$36,765	A$55,075	12/30/25	$227	Derivative assets
Foreign currency forward contract (CAD)	$1,928	C$2,648	12/30/25	17	Derivative assets
Foreign currency forward contract (DKK)	$516	3,252kr.	12/30/25	1	Derivative assets
Foreign currency forward contract (EUR)	$18,481	€15,620	12/30/25	35	Derivative assets
Foreign currency forward contract (EUR)	$786	€666	12/30/25	—	Derivative liabilities
Foreign currency forward contract (NZD)	$9,123	NZ$15,237	12/30/25	245	Derivative assets
Foreign currency forward contract (NOK)	$4,944	48,635kr	12/30/25	68	Derivative assets
Foreign currency forward contract (GBP)	$77,999	£57,355	12/30/25	781	Derivative assets
Foreign currency forward contract (SEK)	$1,974	18,207kr	12/30/25	27	Derivative assets
Foreign currency forward contract (CHF)	$5,572	4,375Fr.	12/30/25	16	Derivative assets
Total				$1,417

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$7,000	$4,519	01/08/25	$(185)	Derivative liabilities
Foreign currency forward contract (AUD)	A$64,484	$41,090	01/08/25	(1,164)	Derivative liabilities
Foreign currency forward contract (AUD)	A$8,000	$5,010	04/07/25	(56)	Derivative liabilities
Foreign currency forward contract (AUD)	$954	A$1,478	01/08/25	39	Derivative assets
Foreign currency forward contract (AUD)	$965	A$1,411	01/08/25	92	Derivative assets
Foreign currency forward contract (AUD)	$46,948	A$68,596	01/08/25	4,477	Derivative assets
Foreign currency forward contract (AUD)	$41,247	A$64,724	04/07/25	1,167	Derivative assets

Foreign currency forward contract (CAD)	C$8,709	$6,161	01/08/25	(105)	Derivative liabilities
Foreign currency forward contract (CAD)	C$7,000	$4,896	04/07/25	(11)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,461	C$8,709	01/08/25	404	Derivative assets
Foreign currency forward contract (CAD)	$72	C$103	04/07/25	—	Derivative liabilities
Foreign currency forward contract (CAD)	$6,326	C$8,913	04/07/25	107	Derivative assets

Foreign currency forward contract (DKK)	2,570kr.	$362	01/08/25	(5)	Derivative liabilities
Foreign currency forward contract (DKK)	$385	2,570kr.	01/08/25	28	Derivative assets
Foreign currency forward contract (DKK)	$370	2,615kr.	04/07/25	5	Derivative assets

Foreign currency forward contract (EUR)	€4,658	$4,921	01/08/25	(96)	Derivative liabilities
Foreign currency forward contract (EUR)	€95,436	$100,299	01/08/25	(1,455)	Derivative liabilities
Foreign currency forward contract (EUR)	$111,003	€99,494	01/08/25	7,955	Derivative assets
Foreign currency forward contract (EUR)	$671	€600	01/08/25	50	Derivative assets
Foreign currency forward contract (EUR)	$100,856	€95,570	04/07/25	1,467	Derivative assets

Foreign currency forward contract (NZD)	NZ$15,538	$9,003	01/08/25	(297)	Derivative liabilities
Foreign currency forward contract (NZD)	$198	NZ$312	01/08/25	23	Derivative assets
Foreign currency forward contract (NZD)	$9,538	NZ$15,226	01/08/25	1,007	Derivative assets
Foreign currency forward contract (NZD)	$9,187	NZ$15,840	04/07/25	302	Derivative assets

Foreign currency forward contract (NOK)	45,770kr	$4,104	01/08/25	(75)	Derivative liabilities
Foreign currency forward contract (NOK)	$83	921kr	01/08/25	2	Derivative assets
Foreign currency forward contract (NOK)	$4,273	44,849kr	01/08/25	325	Derivative assets
Foreign currency forward contract (NOK)	$4,132	46,087kr	04/07/25	75	Derivative assets

Foreign currency forward contract (GBP)	£5,800	$7,272	01/08/25	(8)	Derivative liabilities
Foreign currency forward contract (GBP)	£59,563	$75,949	01/08/25	(1,356)	Derivative liabilities
Foreign currency forward contract (GBP)	$1,789	£1,382	01/08/25	59	Derivative assets
Foreign currency forward contract (GBP)	$85,174	£63,981	01/08/25	5,047	Derivative assets
Foreign currency forward contract (GBP)	$75,962	£59,607	04/07/25	1,363	Derivative assets

Foreign currency forward contract (SEK)	16,492kr	$1,505	01/08/25	(12)	Derivative liabilities
Foreign currency forward contract (SEK)	$34	339kr	01/08/25	3	Derivative assets
Foreign currency forward contract (SEK)	$1,593	16,153kr	01/08/25	130	Derivative assets
Foreign currency forward contract (SEK)	$1,541	16,805kr	04/07/25	12	Derivative assets

Foreign currency forward contract (CHF)	5,622Fr.	$6,378	01/08/25	(173)	Derivative liabilities
Foreign currency forward contract (CHF)	$6,706	5,622Fr.	01/08/25	502	Derivative assets
Foreign currency forward contract (CHF)	$6,511	5,685Fr.	04/07/25	175	Derivative assets
Total				$19,818
As of September 30, 2025 and December 31, 2024, the total fair value of the Company’s foreign currency forward contracts was $1.4 million and $19.8 million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
Accelevation LLC	Delayed Draw Term Loan	$1,031	$—
Accelevation LLC	Revolver	793	—
Acclime Holdings HK Limited	Term Loan	1,309	—
Accurus Aerospace Corporation(2)	Revolver	1,671	461
AD Bidco, Inc.	Delayed Draw Term Loan	391	3,522
AD Bidco, Inc.	Revolver	1,303	1,303
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	2,443	2,443
AirX Climate Solutions, Inc.(2)	Revolver	814	814
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	—	259
Americo Chemical Products, LLC	Revolver	471	471
Application Boot Camp LLC(2)	Revolver	528	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	2,182
Arc Education(3)	Delayed Draw Term Loan	1,131	997
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	—	358
Armstrong Transport Group (Pele Buyer, LLC)(2)	Revolver	898	—
Artemis Bidco Limited(3)	Delayed Draw Term Loan	581	663
ASC Communications, LLC(2)	Revolver	1,089	1,089
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	185
ATL II MRO Holdings Inc.	Revolver	3,289	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,266	1,183
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	399	2,151
Basin Innovation Group, LLC	Revolver	1,858	1,858
Beyond Risk Management, Inc.	Delayed Draw Term Loan	4,629	4,629
Biolam Group(2)(3)	Delayed Draw Term Loan	709	625
Bishop Street Underwriters, LLC(2)	Delayed Draw Term Loan	1,940	—
BKF Buyer, Inc.	Revolver	2,970	2,970
Brightpay Limited(3)	Delayed Draw Term Loan	—	131
BrightSign LLC	Revolver	687	244
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	2,057	—
CAi Software, LLC	Revolver	—	1,261
Caldwell & Gregory LLC	Delayed Draw Term Loan	708	3,312
Caldwell & Gregory LLC	Revolver	2,500	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	49	63
Cascade Residential Services LLC	Delayed Draw Term Loan	—	629
Cascade Residential Services LLC	Revolver	331	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,396	1,396
CCFF Buyer, LLC	Revolver	1,047	1,047
Ceres Pharma NV(3)	Delayed Draw Term Loan	431	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Term Loan	55	—
CloudOne Digital Corp.(2)	Revolver	2,707	—
Comply365, LLC	Revolver	1,101	1,101
Coyo Uprising GmbH(3)	Delayed Draw Term Loan	462	407
CSL DualCom(4)	Capex / Acquisition Facility	—	148
CW Group Holdings, LLC	Delayed Draw Term Loan	7,446	—
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	1,888	—
DecksDirect, LLC(2)	Revolver	283	34
DISA Holdings Corp.	Revolver	343	429
Discovery Buyer, L.P.	Delayed Draw Term Loan	7,216	—
Discovery Buyer, L.P.	Revolver	1,793	—
Dune Group(3)	Delayed Draw Term Loan	—	411
Durare Bidco, LLC(2)	Delayed Draw Term Loan	968	—
Durare Bidco, LLC(2)	Revolver	969	—
EB Development(3)	Capex / Acquisition Facility	242	—
EB Development(3)	Delayed Draw Term Loan	627	553
Eclipse Business Capital, LLC	Revolver	15,727	12,636
Electrical Components International, Inc.	Delayed Draw Term Loan	—	585
EMI Porta Holdco LLC(2)	Revolver	2,195	2,254
eShipping, LLC	Revolver	1,387	1,486
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	619
Expert Institute Group Inc.	Delayed Draw Term Loan	2,005	—
Expert Institute Group Inc.	Revolver	701	—
Express Wash Acquisition Company, LLC	Revolver	193	115
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	704	—
Faraday(3)	Delayed Draw Term Loan	—	928
Footco 40 Limited(4)	Delayed Draw Term Loan	—	515
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	361
Fortis Payment Systems, LLC	Revolver	—	625
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,312	2,312
GB Eagle Buyer, Inc.	Revolver	1,447	2,316
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Global Academic Group Limited(2)(7)	Term Loan	13	233
GMES LLC(2)	Delayed Draw Term Loan	1,253	—
GMES LLC(2)	Revolver	1,018	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	66	49
Graphpad Software, LLC	Delayed Draw Term Loan	—	2,093
Graphpad Software, LLC	Revolver	—	872
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Greenhill II BV(3)	Delayed Draw Term Loan	585	—
Groupe Product Life(3)	Delayed Draw Term Loan	2,705	145
Haystack Holdings LLC	Delayed Draw Term Loan	4,086	—
Haystack Holdings LLC	Revolver	1,416	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	113	164
Heavy Construction Systems Specialists, LLC	Revolver	2,632	2,632
HEKA Invest(3)	Delayed Draw Term Loan	612	539
HemaSource, Inc.	Revolver	1,804	1,804
High Street Buyer Inc.(2)	Delayed Draw Term Loan	1,800	—
HomeX Services Group LLC	Delayed Draw Term Loan	426	650
HomeX Services Group LLC	Revolver	304	338
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	1,952	—
HS Advisory Buyer LLC(2)	Revolver	600	—
HSL Compliance(4)	Delayed Draw Term Loan	2,534	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(2)	Revolver	1,364	1,364
Hydratech Holdings, Inc.	Delayed Draw Term Loan	162	1,725
Hydratech Holdings, Inc.	Revolver	683	924
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816	816
Ice House America, L.L.C.(2)	Revolver	63	257
International Fleet Financing No.2 B.V.(3)	Revolver	947	—
Interstellar Group B.V.(3)	Delayed Draw Term Loan	629	582
InvoCare Limited(5)	Delayed Draw Term Loan	294	275
ISTO Technologies II, LLC	Revolver	—	714
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	—	728
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	534	—
Jones Fish Hatcheries & Distributors LLC	Revolver	334	418
KAMC Holdings Inc.(2)	Revolver	476	—
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	103	402
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	72	237
Lattice Group Holdings Bidco Limited(2)	Revolver	—	35
LeadsOnline, LLC	Revolver	2,603	2,603
LHS Borrower, LLC(2)	Revolver	824	—
Lockmasters Security Intermediate, Inc.(2)	Delayed Draw Term Loan	2,024	—
Lockmasters Security Intermediate, Inc.(2)	Revolver	868	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	67	—
MB Purchaser, LLC	Delayed Draw Term Loan	60	773
MB Purchaser, LLC	Revolver	159	309
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	4,837	5,098
Media Recovery, Inc. (SpotSee)	Revolver	594	635
Media Recovery, Inc. (SpotSee)(4)	Revolver	797	742
Megawatt Acquisitionco, Inc.(2)	Revolver	582	475
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	787	691
MIV Buyer, LLC	Delayed Draw Term Loan	1,658	—
MIV Buyer, LLC	Revolver	490	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	947	884
Momentum Textiles, LLC	Revolver	923	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	593	552
MSI Express Inc.	Delayed Draw Term Loan	679	—
MSI Express Inc.	Revolver	1,029	—
Narda Acquisitionco., Inc.	Revolver	—	1,311
NAW Buyer LLC	Delayed Draw Term Loan	5,362	5,729
NAW Buyer LLC	Revolver	1,894	1,894
Next Holdco, LLC	Delayed Draw Term Loan	1,891	1,891
Next Holdco, LLC	Revolver	733	733
NF Holdco, LLC(2)	Revolver	464	829
Northstar Recycling, LLC	Delayed Draw Term Loan	—	4,295
Northstar Recycling, LLC	Revolver	3,527	3,527
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	509	449
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	1,370	1,370
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	—	4,276
OSP Hamilton Purchaser, LLC	Revolver	1,145	666
Owl Intermediate Holdings, LLC	Delayed Draw Term Loan	584	—
Owl Intermediate Holdings, LLC	Revolver	1,900	—
Parkview Dental Holdings LLC	Delayed Draw Term Loan	—	328
PDQ.Com Corporation	Delayed Draw Term Loan	1,490	5,226
Polara Enterprises, L.L.C.	Revolver	759	545
PowerGEM Buyer, Inc.	Delayed Draw Term Loan	2,040	4,946
PowerGEM Buyer, Inc.	Revolver	2,579	2,579
Premium Invest(3)	Capex / Acquisition Facility	1,821	1,605
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	—	935
Process Insights Acquisition, Inc.(2)	Revolver	—	104
ProfitOptics, LLC(2)	Revolver	387	242
Pro-Vision Solutions Holdings, LLC	Revolver	1,932	2,077
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	—	193
Qima Finance LTD(2)	Capex / Acquisition Facility	655	—
Qualified Industries, LLC(2)	Revolver	242	242
R1 Holdings, LLC	Revolver	219	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	988	2,399
Randys Holdings, Inc.	Revolver	719	1,231
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,956	2,956
Rapid Buyer LLC(2)	Revolver	1,478	1,478
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	1,502	—
Real Chemistry Intermediate III, Inc.(2)	Revolver	1,000	—
RKD Group, LLC	Delayed Draw Term Loan	1,645	—
RKD Group, LLC	Revolver	653	—
Rocade Holdings LLC(2)	Preferred Equity	7,000	14,000
Rock Labor LLC	Revolver	1,103	1,103
ROI Solutions LLC	Delayed Draw Term Loan	3,506	3,506
ROI Solutions LLC	Revolver	3,138	3,138
Royal Buyer, LLC	Revolver	—	1,748

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
RPX Corporation	Revolver	3,024	3,024
Ruffalo Noel Levitz, LLC(2)	Revolver	375	—
Saab Purchaser, Inc.(2)	Delayed Draw Term Loan	—	4,787
Saab Purchaser, Inc.(2)	Revolver	2,394	2,394
Sanoptis S.A.R.L.(3)	Term Loan	2,787	2,456
Sansidor BV(3)	Capex / Acquisition Facility	41	396
SBP Holdings LP	Delayed Draw Term Loan	7,905	7,905
SBP Holdings LP	Revolver	3,250	3,250
Scout Bidco B.V.(2)(3)	Revolver	680	999
SCP Medical Products, LLC.(2)	Revolver	213	—
Screenvision, LLC	Revolver	613	—
Security Holdings B.V.(2)(3)	Revolver	823	1,916
Sinari Invest(3)	Delayed Draw Term Loan	509	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	503
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	3,108	15,164
Smartling, Inc.	Revolver	1,176	1,176
SmartShift Group, Inc.	Revolver	1,651	1,651
Solo Buyer, L.P.(2)	Revolver	1,130	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	1,182	1,453
SPATCO Energy Solutions, LLC(2)	Revolver	1,188	1,188
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	—	2,226
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	3,792	4,085
Superjet Buyer, LLC(2)	Revolver	1,459	2,432
SVI International LLC	Delayed Draw Term Loan	—	74
SVI International LLC	Revolver	74	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	3,455	—
Swoop Intermediate III, Inc.	Revolver	818	—
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	1,123	—
TA KHP Aggregator, L.P.	Revolver	448	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	139
Tank Holding Corp(2)	Revolver	873	873
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,218	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	—	8,016
TAPCO Buyer LLC	Revolver	1,415	2,915
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	168	233
Techone B.V.(3)	Revolver	558	492
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	7,932	—
Tencarva Machinery Company, LLC(2)	Revolver	2,103	1,470
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	8,811	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	2,261	827
THG Acquisition, LLC	Delayed Draw Term Loan	1,925	2,299
THG Acquisition, LLC	Revolver	1,401	1,401
Trintech, Inc.	Revolver	383	383
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	10,359	11,751

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	115	234
UHY Advisors, Inc.	Delayed Draw Term Loan	8,665	13,247
UHY Advisors, Inc.	Revolver	3,234	3,507
Union Bidco Limited(4)	Capex / Acquisition Facility	6	66
United Therapy Holding III GmbH(3)	Capex / Acquisition Facility	—	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	510	449
Unosquare, LLC	Delayed Draw Term Loan	2,106	—
Unosquare, LLC	Revolver	661	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	12,065	14,420
Whitcraft Holdings, Inc.	Delayed Draw Term Loan	171	2,912
Whitcraft Holdings, Inc.	Revolver	893	893
White Bidco Limited(2)	Delayed Draw Term Loan	—	515
Woodland Foods, LLC(2)	Line of Credit	2,793	1,177
World 50, Inc.	Revolver	973	973
WWEC Holdings III Corp	Revolver	2,484	2,484
ZB Holdco LLC(2)	Delayed Draw Term Loan	1,059	—
ZB Holdco LLC(2)	Revolver	1,091	338
Zelda Luxco S.A.S(3)	Delayed Draw Term Loan	1,250	—
Total unused commitments to extend financing		$396,202	$388,772
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both September 30, 2025 and December 31, 2024, the Company had guaranteed €9.9 million ($11.6 million U.S. dollars and $10.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh (“MVC Auto”) that mature in December 2025. The Company would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.

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
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended	Nine Months Ended
($ in thousands, except share and per share amounts)	September 30, 2025	September 30, 2024
Per share data:
Net asset value at beginning of period	$11.29	$11.28
Net investment income (1)	0.85	0.96
Net realized gain (loss) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	(0.16)	(0.23)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.04	0.08
Total increase (decrease) from investment operations (1)	0.73	0.81
Dividends / distributions paid to stockholders from net investment income	(0.93)	(0.78)
Purchases of shares in share repurchase plan	0.01	0.01
Net asset value at end of period	$11.10	$11.32
Market value at end of period (2)	$8.76	$9.80
Shares outstanding at end of period	105,158,938	105,558,938
Net assets at end of period	$1,166,795	$1,194,441
Average net assets	$1,193,829	$1,214,749
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (3)	13.56%	12.50%
Ratio of net investment income to average net assets (annualized)	10.03%	11.16%
Portfolio turnover ratio (annualized)	19.80%	13.69%
Total return (4)	0.97%	23.74%
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
9. SUBSEQUENT EVENTS
On October 6, 2025, the Board declared a quarterly distribution of $0.26 per share payable on December 10, 2025 to holders of record as of December 3, 2025.
On November 4, 2025, the Series B Notes matured in accordance with the terms of the November 2020 NPA and the Company repaid in full the par amount plus accrued and unpaid interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2025, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, disruptions related to tariffs and other trade or sanction issues, government shutdowns and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
As of September 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.8% and 10.2%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.3% and 9.8% as of September 30, 2025 and December 31, 2024, respectively.

Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $375.0 billion Global Fixed Income Platform (as of September 30, 2025) that invests in liquid, private and structured credit. Barings GPFG also advises private funds and separately managed accounts, along with multiple public vehicles.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 57 investment professionals (as of September 30, 2025) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of September 30, 2025, our asset coverage ratio was 171.5%.
Portfolio Composition
The total value of our investment portfolio was $2,536.3 million as of September 30, 2025, as compared to $2,449.3 million as of December 31, 2024. As of September 30, 2025, we had investments in 333 portfolio companies with an aggregate cost of $2,564.0 million. As of December 31, 2024, we had investments in 328 portfolio companies with an aggregate cost of $2,522.7 million. As of both September 30, 2025 and December 31, 2024, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of September 30, 2025 and December 31, 2024, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2025:
Senior debt and 1st lien notes	$1,813,919	70%	$1,785,626	70%
Subordinated debt and 2nd lien notes	209,181	8	201,371	8
Structured products	43,554	2	33,602	1
Equity shares	373,866	15	425,580	17
Equity warrants	76	—	1,068	—
Royalty rights	1,318	—	1,581	—
Investment in joint ventures	122,088	5	87,487	4
	$2,564,002	100%	$2,536,315	100%
December 31, 2024:
Senior debt and 1st lien notes	$1,747,841	69%	$1,686,411	69%
Subordinated debt and 2nd lien notes	184,043	7	165,455	7
Structured products	89,543	4	79,548	3
Equity shares	360,691	14	409,129	17
Equity warrants	76	—	2,732	—
Royalty rights	3,627	—	5,833	—
Investment in joint ventures / PE fund	136,875	6	100,164	4
	$2,522,696	100%	$2,449,272	100%
Investment Activity
During the nine months ended September 30, 2025, we made 47 new investments totaling $356.6 million and made investments in existing portfolio companies totaling $198.1 million. We had 32 loans repaid totaling $187.0 million and recognized a net realized loss on these transactions of $27.7 million. We also received $124.5 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $0.2 million. We received $11.8 million of return of capital from our joint ventures, equity, and royalty rights investments. We also received proceeds of $4.7 million related to the exit of one of our royalty rights investments and recognized a realized gain on such exit of $2.5 million. In addition, we sold $149.5 million of middle-market portfolio debt investments to our joint ventures, recognizing a net realized gain on these transactions of $1.3 million. Also, investments in three portfolio companies were restructured, which resulted in a net realized loss of $7.1 million. Lastly, we received proceeds related to the sale of equity investments totaling $25.9 million and recognized a net realized gain on such sales totaling $3.9 million.
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

Total portfolio investment activity for the nine months ended September 30, 2025 and 2024 was as follows:

Nine Months Ended September 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,686,411	$165,455	$79,548	$409,129	$2,732	$5,833	$100,164	$2,449,272
New investments	463,368	60,065	12,473	18,825	—	—	—	554,731
Investment restructuring	424	(424)	—	—	—	—	—	—
Proceeds from sales of investments / return of capital	(166,525)	—	(24,510)	(25,784)	—	(4,776)	(7,438)	(229,033)
Loan origination fees received	(7,929)	(1,650)	—	—	—	—	—	(9,579)
Principal repayments received	(214,788)	(26,184)	(33,299)	—	—	—	—	(274,271)
Payment-in-kind interest /dividend	6,793	1,995	—	8,885	—	—	—	17,673
Accretion of loan premium /discount	908	100	14	—	—	—	—	1,022
Accretion of deferred loan origination revenue	7,201	618	143	—	—	—	—	7,962
Realized gain (loss)	(23,374)	(9,382)	(811)	11,249	—	2,467	(7,349)	(27,200)
Unrealized appreciation (depreciation)	33,137	10,778	44	3,276	(1,664)	(1,943)	2,110	45,738
Fair value, end of period	$1,785,626	$201,371	$33,602	$425,580	$1,068	$1,581	$87,487	$2,536,315

Nine Months Ended September 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,670,300	$238,215	$93,038	$374,704	$2,392	$—	$110,066	$2,488,715
New investments	305,720	28,741	48	7,439	—	3,871	—	345,819
Investment restructuring	(22,249)	—	—	22,196	53	—	—	—
Proceeds from sales of investments / return of capital	(35,743)	(4,975)	(5,857)	(37,184)	(200)	(81)	(5,043)	(89,083)
Loan origination fees received	(5,463)	(296)	—	—	—	—	—	(5,759)
Principal repayments received	(280,900)	(62,051)	(2,412)	—	—	—	—	(345,363)
Payment-in-kind interest / dividends	5,274	1,313	—	8,065	—	—	—	14,652
Accretion of loan premium / discount	545	87	18	—	—	—	—	650
Accretion of deferred loan origination revenue	7,420	651	—	—	—	—	—	8,071
Realized gain (loss)	(20,156)	(5,461)	42	7,783	148	—	—	(17,644)
Unrealized appreciation (depreciation)	7,309	3,747	6,616	(473)	208	29	(780)	16,656
Fair value, end of period	$1,632,057	$199,971	$91,493	$382,530	$2,601	$3,819	$104,243	$2,416,714
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

The following table shows the classification of our investments by risk rating as of September 30, 2025 and December 31, 2024. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	September 30, 2025		December 31, 2024
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$219,481	9%	$199,308	8%
Category 2	1,765,799	71	1,596,705	66
Category 3	316,691	13	357,015	15
Category 4	139,539	5	209,814	9
Category 5	55,967	2	45,669	2
Total	$2,497,477	100%	$2,408,511	100%

(1) Excludes 9.1% member interest in Jocassee Partners LLC.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2025, we had eight portfolio companies with investments on non-accrual, the aggregate fair value of which was $20.4 million, which comprised 0.8% of the total fair value of our portfolio, and the aggregate cost of which was $45.4 million, which comprised 1.8% of the total cost of our portfolio. Excluding the non-accrual assets that are covered by the Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings, the non-accruals as of September 30, 2025 comprised 0.4% of the total fair value of our portfolio and 1.1% of the aggregate cost of our portfolio. As of December 31, 2024, we had eight portfolio companies with investments on non-accrual, the aggregate fair value of which was $8.0 million, which comprised 0.3% of the total fair value of our portfolio, and the aggregate cost of which was $41.6 million, which comprised 1.6% of the total cost of our portfolio. Excluding the non-accrual assets that are covered by the Sierra Credit Support Agreement with Barings, the non-accruals as of December 31, 2024 comprised 0.2% of the total fair value of our portfolio and 0.9% of the aggregate cost of our portfolio.

A summary of our non-accrual assets as of September 30, 2025 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investment in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Acogroup for financial reporting purposes. As of September 30, 2025, the cost of our debt investment in Acogroup was $8.1 million and the fair value of such investments was $3.6 million.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of September 30, 2025, the cost of our debt investment in Biolam was $2.6 million and the fair value of such investment was $1.7 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of September 30, 2025, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.9 million and the fair value of such investment was $0.2 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of September 30, 2025, the cost of our debt investments in Eurofins was $5.4 million and the fair value of such investments was $1.9 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of September 30, 2025, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was nil.
Polymer Solutions Group Holdings, LLC
In connection with the Sierra Merger we purchased our debt investment in Polymer Solutions Group Holdings, LLC, or Polymer. During the quarter ended December 31, 2024, we placed our debt investment in Polymer on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Polymer for financial reporting purposes. As of September 30, 2025, the cost of our debt investment in Polymer was $1.0 million and the fair value of such investment was $0.4 million.
RA Outdoors, LLC
During the quarter ended September 30, 2025, we placed our debt investments in RA Outdoors, LLC, or RA Outdoors, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in RA Outdoors for financial reporting purposes. As of September 30, 2025, the cost of our debt investments in RA Outdoors was $16.1 million and the fair value of such investments was $10.2 million.
Ruffalo Noel Levitz, LLC
During the quarter ended March 31, 2025, we placed our first lien SOFR + 4.00% debt investment in Ruffalo Noel Levitz, LLC, or Ruffalo, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien SOFR + 4.00% debt investment in Ruffalo for financial reporting purposes. As of September 30, 2025, the cost of our first lien SOFR + 4.00% debt investment in Ruffalo was $9.9 million and the fair value of such investment was $2.4 million.

PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of September 30, 2025, the cost of our debt investment in A.T. Holdings was $11.9 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $7.8 million, or 0.3% of the total fair value of our portfolio.
Results of Operations
Comparison of the three and nine months ended September 30, 2025 and September 30, 2024
Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total investment income	$72,404	$70,851	$211,241	$215,544
Total operating expenses	37,453	39,633	118,881	112,266
Net investment income before taxes	34,951	31,218	92,360	103,278
Income taxes, including excise tax expense	1,338	1,033	2,547	1,599
Net investment income after taxes	33,613	30,185	89,813	101,679
Net realized gains (losses)	(1,307)	(10,894)	(17,533)	(24,273)
Net unrealized appreciation (depreciation)	(8,756)	2,729	4,406	8,055
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(10,063)	(8,165)	(13,127)	(16,218)
Net increase in net assets resulting from operations	$23,550	$22,020	$76,686	$85,461
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
Total interest income	$48,808	$51,663	$144,644	$161,122
Total dividend income	14,177	9,841	39,512	30,051
Total fee and other income	4,004	4,289	12,459	11,532
Total payment–in–kind interest income	5,199	4,802	14,025	12,124
Interest income from cash	216	256	601	715
Total investment income	$72,404	$70,851	$211,241	$215,544
The change in total investment income for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 was primarily due to increased dividends from portfolio companies and joint venture investments, partially offset by a decrease in the weighted average yield on the portfolio and decreased fee and other income. The change in total investment income for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 was primarily due to a decrease in the weighted average yield on the portfolio, partially offset by increased dividends from portfolio companies and joint venture investments and increased fee and other income. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 9.8% as of September 30, 2025, as compared to 10.6% as of September 30, 2024.
For the three and nine months ended September 30, 2025, dividends from portfolio companies and joint venture investments were $14.2 million and $39.5 million, respectively, as compared to $9.8 million and $30.1 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, fee and other income was $4.0 million and $12.5 million, respectively, as compared to $4.3 million and $11.5 million for the three and nine months ended September 30, 2024, respectively.

Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating expenses:
Interest and other financing fees	$21,508	$22,563	$63,882	$64,419
Base management fee	8,415	8,046	24,626	24,515
Incentive management fees	5,634	6,597	24,489	15,886
General and administrative expenses	1,896	2,427	5,884	7,446
Total operating expenses	$37,453	$39,633	$118,881	$112,266
Interest and Other Financing Fees
Interest and other financing fees during the three and nine months ended September 30, 2025 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes, the February 2029 Notes and the September 2028 Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the three and nine months ended September 30, 2024 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes and the February 2029 Notes. The decrease in interest and other financing fees for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, was primarily attributed to a lower weighted average interest rate on the February 2019 Credit Facility, partially offset by higher weighted average borrowings outstanding. The weighted average interest rate on the February 2019 Credit Facility for the three and nine months ended September 30, 2025 was 5.2% and 5.7%, respectively, as compared to 6.6% and 6.9%, respectively, for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the weighted average borrowings outstanding on the February 2019 Credit Facility were $541.0 million and $503.9 million, respectively, as compared to $320.7 million and $428.5 million, respectively, for the three and nine months ended September 30, 2024.
Base Management Fee
Under the terms of the Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2025, the amount of Base Management Fees incurred were approximately $8.4 million and $24.6 million, respectively. For the three and nine months ended September 30, 2024, the amount of Base Management Fees incurred were approximately $8.0 million and $24.5 million, respectively.
The increase in the Base Management Fees for the three months ended September 30, 2025 versus the three months ended September 30, 2024 is primarily related to the average value of gross assets increasing from $2,574.8 million as of the end of the two most recently completed calendar quarters prior to September 30, 2024 to $2,692.9 million as of the end of the two most recently completed calendar quarters prior to September 30, 2025. For both the three and nine months ended September 30, 2025 and 2024, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the Barings BDC Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). A portion of the Incentive Fee is based on our income (the “Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee”). The Income-Based Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2025, the amount of Income-Based Fees incurred were $5.6 million and $24.5 million, respectively, as compared to $6.6 million and $15.9 million, for the three and nine months ended September 30, 2024. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee

Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap.
The Incentive Fee for both the three months ended September 30, 2025 and September 30, 2024, was limited to the Incentive Fee Cap, however, the Incentive Fee Cap in 2025 was lower than the Incentive Fee Cap in 2024 as a result of an increase in Cumulative Pre-Incentive Fee Net Return partially offset by a larger increase in incentive fees paid in the trailing twelve quarters.
The increase in the Incentive Fees for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, relates to a higher Incentive Fee Cap for the nine months ended September 30, 2025, as a result of an increase in Cumulative Pre-Incentive Fee Net Return partially offset by a smaller increase in incentive fees paid in the trailing twelve quarters (or portion thereof).
General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three and nine months ended September 30, 2025, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.4 million and $1.1 million, respectively. For the three and nine months ended September 30, 2024 the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.4 million and $1.4 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our Board for their service on the Board, directors’ and officers’ insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$6,442	$(8,543)	$2,083	$(13,465)
Affiliate investments	(4,833)	—	(4,833)	(4,179)
Control investments	6	—	(24,450)	—
Net realized gains (losses) on investments	1,615	(8,543)	(27,200)	(17,644)
Credit support agreements	—	—	9,400	—
Foreign currency transactions	76	508	2,312	902
Forward currency contracts	(2,998)	(2,859)	(2,045)	(7,531)
Net realized gains (losses)	$(1,307)	$(10,894)	$(17,533)	$(24,273)
During the three months ended September 30, 2025, we recognized net realized losses totaling $1.3 million, which consisted primarily of a net loss on forward currency contracts of $3.0 million, partially offset by a net gain on our investment portfolio of $1.6 million and a net gain on foreign currency transactions of $0.1 million. The net gain on our investment portfolio predominantly related to a $5.6 million gain on the sale of one equity investment and a $0.7 million net gain on the sale of middle-market portfolio debt investments to our joint venture, partially offset by a $4.8 million loss on the restructuring of one investment. The $4.8 million loss on the restructure was predominantly reclassified from unrealized depreciation. During the nine months ended September 30, 2025, we recognized net realized losses totaling $17.5 million, which consisted primarily of a net loss on our investment portfolio of $27.2 million and a net loss on forward currency contracts of $2.0 million, partially offset by a net gain on the termination of the MVC Credit Support Agreement of $9.4 million and a net gain on foreign currency transactions of $2.3 million. The net loss on our investment portfolio predominantly related to a $27.9 million loss on the exit of three loan investments, a $7.3 million loss on the sale of one equity investment, and a $7.3 million loss on the restructuring of two investments, partially offset by a $10.9 million gain on the sale of four equity investments, a $2.5 million gain on the exit of one royalty rights investment, and a $1.3 million gain on the sale of middle-market portfolio debt investments to our joint venture.
During the three months ended September 30, 2024, we recognized net realized losses totaling $10.9 million, which consisted primarily of a net loss on our investment portfolio of $8.5 million and net loss on forward currency contracts of $2.9 million, partially offset by a net gain on foreign currency transactions of $0.5 million. The net loss on our investment portfolio predominantly related to a $12.5 million loss on the exit of one investment, partially offset by a $4.2 million gain on the sale of two investments, which were partially reclassified from unrealized depreciation during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we recognized net realized losses of $24.3 million, which consisted primarily of a net loss on our investment portfolio of $17.6 million, and a net loss on forward currency contracts of $7.5 million, partially offset by a net gain on foreign currency transactions of $0.9 million. The net loss on our investment portfolio was primarily comprised of a $12.7 million loss on the restructuring of two investments, a $16.7 million loss on the sale and exit of two investments, which were primarily reclassified from unrealized appreciation, partially offset by a $12.2 million gain on the sale of three investments during the nine months ended September 30, 2024.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(14,718)	$24,957	$16,489	$25,629
Affiliate investments	3,891	(3,452)	2,693	(5,691)
Control investments	(5,252)	(1,496)	25,194	(3,262)
Net unrealized appreciation (depreciation) of investments	(16,079)	20,009	44,376	16,676
Credit support agreements	1,600	654	2,950	(6,600)
Foreign currency transactions	(1,536)	(9,775)	(24,519)	(5,234)
Forward currency contracts	7,259	(8,159)	(18,401)	3,213
Net unrealized appreciation (depreciation)	$(8,756)	$2,729	$4,406	$8,055
During the three months ended September 30, 2025, we recorded net unrealized depreciation totaling $8.8 million, consisting of net unrealized depreciation on our current portfolio of $17.3 million, net unrealized depreciation related to foreign currency transactions of $1.5 million and deferred taxes of $0.3 million, partially offset by net unrealized appreciation related to forward currency contracts of $7.3 million, unrealized appreciation of $1.6 million on the Sierra Credit Support Agreement with Barings, and net unrealized appreciation reclassification adjustments of $1.6 million related to the net realized losses on the sales / exits of certain investments. The net unrealized depreciation on our current portfolio of $17.3 million was driven primarily by the credit or fundamental performance of investments of $13.9 million, broad market moves for investments of $1.9 million and the impact of foreign currency exchange rates on investments of $1.5 million.
During the nine months ended September 30, 2025, we recorded net unrealized appreciation totaling $4.4 million, consisting of net unrealized appreciation reclassification adjustments of $31.4 million related to the net realized losses on the sales / exits of certain investments, net unrealized appreciation on our current portfolio of $14.4 million, unrealized appreciation of $8.6 million on the Sierra Credit Support Agreement with Barings, partially offset by net unrealized depreciation related to foreign currency transactions of $24.5 million, net unrealized depreciation related to forward currency contracts of $18.4 million, unrealized depreciation of $5.6 million on the MVC Credit Support Agreement with Barings and deferred taxes of $1.4 million. The net unrealized appreciation on our current portfolio of $14.4 million was driven primarily by the impact of foreign currency exchange rates on investments of $47.5 million and broad market moves for investments of $0.7 million, partially offset by the credit or fundamental performance of investments of $33.8 million.
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
Cash Flows
For the nine months ended September 30, 2025, we experienced a net decrease in cash in the amount of $8.1 million. During that period, our operating activities used $44.0 million in cash, consisting primarily of purchases of portfolio investments of $561.6 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $425.4 million. In addition, our financing activities provided net cash of $35.9 million, consisting of net proceeds from notes payable of $294.8 million, partially offset by net repayments of the February 2019 Credit Facility of $108.7 million, dividends paid in the amount of $97.9 million, repayment of the $50.0 million August 2025 Notes and share repurchases of $2.3 million. As of September 30, 2025, we had $83.2 million of cash and foreign currencies on hand, including $12.9 million of restricted cash.
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
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and satisfaction of specified financial covenants. Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments increased to $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination on June 30, 2020, of Barings BDC Senior Funding I, LLC’s, our indirect wholly-owned Delaware limited liability company (“BSF”), credit facility entered into in August 2018 with Bank of America, N.A., BSF became a subsidiary guarantor whose assets secure the February 2019

Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026. Effective November 5, 2024 we amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as we maintain an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065 million to $825 million, of which $100 million has been reallocated from revolving commitments to term loan commitments. Effective September 25, 2025, we repaid the $100.0 million term loan commitment, reducing the total commitments under the February 2019 Credit Facility to $725.0 million from $825.0 million.
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 0.875% or (ii) the term SOFR plus an applicable spread of 1.875% plus a credit spread adjustment of 0.10%. Borrowings denominated in certain foreign currencies, other than Australian dollars, bear interest on a per annum basis equal to the applicable currency rate for the foreign currency as defined in the credit agreement plus 1.875% or for borrowings denominated in Australian dollars, 1.875% plus the applicable Australian benchmark rate, which is defined as the applicable Australian dollar Screen Rate plus 0.20%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%.
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
As of September 30, 2025, we were in compliance with all covenants under the February 2019 Credit Facility and had borrowings under the February 2019 Credit Facility denominated in British pounds sterling of £48.6 million ($65.4 million U.S. dollars) with an interest rate of 5.875% (one month SONIA of 3.967%) and borrowings denominated in Euros of €245.6 million ($288.6 million U.S. dollars) with an interest rate of 3.750% (one month EURIBOR of 1.875%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2025, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $354.0 million. See “Note 5. Borrowings — February 2019 Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
August 2025 Notes
On August 3, 2020, we entered into a Note Purchase Agreement (the “August 2020 NPA”) with Massachusetts Mutual Life Insurance Company governing the issuance of (1) $50.0 million in aggregate principal amount of Series A senior unsecured notes due August 2025 (the “Series A Notes due 2025”) with a fixed interest rate of 4.66% per year, and (2) up to $50.0 million in aggregate principal amount of additional senior unsecured notes due August 2025 with a fixed interest rate per year to be determined (the “Additional Notes” and, collectively with the Series A Notes due 2025, the “August 2025 Notes”), in each case, to qualified institutional investors in a private placement. An aggregate principal amount of $25.0 million of the Series A Notes due 2025 were issued on September 24, 2020 and an aggregate principal amount of $25.0 million of the Series A Notes due 2025 were issued on September 29, 2020, both of which matured on August 4, 2025. Interest on the August 2025 Notes was due semiannually in March and September, beginning in March 2021. In addition, we were obligated to offer to repay the August 2025 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the August 2020 NPA, we could have redeemed the August 2025 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before November 3, 2024, a make-whole premium. The August 2025 Notes were guaranteed by certain of our subsidiaries, and were our general unsecured obligations that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.

Our permitted issuance period for the Additional Notes under the August 2020 NPA expired on February 3, 2022, prior to which date we issued no Additional Notes.
The August 2020 NPA contained certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may have declared all August 2025 Notes then outstanding to be immediately due and payable.
The August 2025 Notes were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The August 2025 Notes were not registered under the Securities Act or any state securities laws and could not have been offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2025, we were in compliance with all covenants under the November 2020 NPA.
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

As of September 30, 2025, the fair value of the outstanding Series B Notes and the Series C Notes was $62.3 million and $111.0 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
For more information on the Series B Notes, see “Recent Developments.”
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2025, we were in compliance with all covenants under the February 2021 NPA.
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
As of September 30, 2025, the fair value of the outstanding Series D Notes and the Series E Notes was $79.4 million and $67.9 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The November 2026 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture. As of September 30, 2025, we were in compliance with all covenants under the November 2026 Notes Indenture.
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
As of September 30, 2025, the fair value of the outstanding November 2026 Notes was $337.2 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2029 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements (but giving effect to exemptive relief granted to us by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture. As of September 30, 2025, we were in compliance with all covenants under the February 2029 Notes Indenture.
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
As of September 30, 2025, the fair value of the outstanding February 2029 Notes was $303.9 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 7.00% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $3.9 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
September 2028 Notes
On September 8, 2025, we entered into an underwriting agreement among us, Barings LLC, and J.P. Morgan Securities LLC, ING Financial Markets LLC, MUFG Securities Americas Inc. and SMBC Nikko Securities America, Inc., in connection with the issuance and sale of $300.0 million in aggregate principal amount of our 5.200% senior unsecured notes due September 15, 2028 (the “September 2028 Notes”). The September 2028 Notes offering closed on September 15, 2025 and the September 2028 Notes were issued under a Third Supplemental Indenture, dated September 15, 2025, between us and the Trustee, to the Base Indenture (the “Third Supplemental Indenture,” and together with the Base Indenture, the “September 2028 Notes Indenture”).
The September 2028 Notes will mature on September 15, 2028 and may be redeemed in whole or in part at our option at any time or from time to time prior to August 15, 2028 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the September 2028 Notes Indenture and at par value on August 15, 2028 or thereafter. The September 2028 Notes bear interest at a rate of 5.200% per year payable semi-annually on March 15 and September 15 of each year, commencing on March 15, 2026. The September 2028 Notes are general unsecured obligations of ours that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the September 2028 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The September 2028 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to us by the SEC), and to provide financial information to the holders of the September 2028 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2028 Notes Indenture. As of September 30, 2025, we were in compliance with all covenants under the September 2028 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the September 2028 Notes Indenture, we may be required by the holders of the September 2028 Notes to make an offer to purchase the outstanding September 2028 Notes at a price equal to 100% of the principal amount of such September 2028 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by us in connection with the September 2028 Notes offering were approximately $294.7 million, after deducting the underwriting discounts and estimated offering expenses payable by us.
As of September 30, 2025, the fair value of the outstanding September 2028 Notes was $298.4 million. The fair value determinations of the September 2028 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the September 2028 Notes, on September 15, 2025, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 5.20% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.059%. The swap transaction matures on September 15, 2028. The interest expense related to the September 2028 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $(1.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2028 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Share Repurchase Programs
On February 22, 2024, our Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2025. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the nine months ended September 30, 2025, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 20, 2025, our Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the nine months ended September 30, 2025, we repurchased a total of 250,000 shares of common stock in the open market under the Share Repurchase Program at an average price of $9.35 per share, including brokerage commissions.
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
Recent Developments
Subsequent to September 30, 2025, we made approximately $73.5 million of new commitments, of which $41.1 million closed and funded. The $41.1 million of investments consists of $41.0 million of first lien senior secured debt investments and $0.1 million of equity investments. The weighted average yield of the debt investments was 9.1%. In addition, we funded $21.9 million of previously committed revolvers and delayed draw term loans.
On October 6, 2025, the Board declared a quarterly distribution of $0.26 per share payable on December 10, 2025 to holders of record as of December 3, 2025.
On November 4, 2025, the Series B Notes matured in accordance with the terms of the November 2020 NPA and we repaid in full the par amount plus accrued and unpaid interest.
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
As of September 30, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 217% of our total net assets, as compared to approximately 206% of our total net assets as of December 31, 2024.
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

Fee and other income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,780	$1,743	$5,453	$5,191
Management, valuation and other fees	656	403	1,883	1,244
Royalty income	36	176	339	251
Total Recurring Fee and Other Income	2,472	2,322	7,675	6,686
Non-Recurring Fee and Other Income:
Prepayment fees	124	44	320	316
Acceleration of unamortized loan origination fees	969	855	2,509	2,880
Advisory, loan amendment and other fees	439	1,068	1,955	1,650
Total Non-Recurring Fee and Other Income	1,532	1,967	4,784	4,846
Total Fee and Other Income	$4,004	$4,289	$12,459	$11,532
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
PIK interest and dividend income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
PIK interest income	$5,199	$4,802	$14,025	$12,124
PIK interest income as a % of investment income	7.2%	6.8%	6.6%	5.6%
PIK dividend income	$3,525	$3,239	$10,132	$9,430
PIK dividend income as % of investment income	4.9%	4.6%	4.8%	4.4%
Total PIK income	$8,724	$8,041	$24,157	$21,554
Total PIK income as a % of investment income	12.0%	11.3%	11.4%	10.0%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2025 and December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
Accelevation LLC	Delayed Draw Term Loan	$1,031	$—
Accelevation LLC	Revolver	793	—
Acclime Holdings HK Limited	Term Loan	1,309	—
Accurus Aerospace Corporation(2)	Revolver	1,671	461
AD Bidco, Inc.	Delayed Draw Term Loan	391	3,522
AD Bidco, Inc.	Revolver	1,303	1,303
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	2,443	2,443
AirX Climate Solutions, Inc.(2)	Revolver	814	814
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	—	259
Americo Chemical Products, LLC	Revolver	471	471
Application Boot Camp LLC(2)	Revolver	528	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	2,182
Arc Education(3)	Delayed Draw Term Loan	1,131	997
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	—	358
Armstrong Transport Group (Pele Buyer, LLC)(2)	Revolver	898	—
Artemis Bidco Limited(3)	Delayed Draw Term Loan	581	663
ASC Communications, LLC(2)	Revolver	1,089	1,089
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	185
ATL II MRO Holdings Inc.	Revolver	3,289	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,266	1,183
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	399	2,151
Basin Innovation Group, LLC	Revolver	1,858	1,858
Beyond Risk Management, Inc.	Delayed Draw Term Loan	4,629	4,629
Biolam Group(2)(3)	Delayed Draw Term Loan	709	625
Bishop Street Underwriters, LLC(2)	Delayed Draw Term Loan	1,940	—
BKF Buyer, Inc.	Revolver	2,970	2,970
Brightpay Limited(3)	Delayed Draw Term Loan	—	131
BrightSign LLC	Revolver	687	244
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	2,057	—
CAi Software, LLC	Revolver	—	1,261
Caldwell & Gregory LLC	Delayed Draw Term Loan	708	3,312
Caldwell & Gregory LLC	Revolver	2,500	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	49	63
Cascade Residential Services LLC	Delayed Draw Term Loan	—	629
Cascade Residential Services LLC	Revolver	331	—

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
CCFF Buyer, LLC	Delayed Draw Term Loan	1,396	1,396
CCFF Buyer, LLC	Revolver	1,047	1,047
Ceres Pharma NV(3)	Delayed Draw Term Loan	431	—
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Term Loan	55	—
CloudOne Digital Corp.(2)	Revolver	2,707	—
Comply365, LLC	Revolver	1,101	1,101
Coyo Uprising GmbH(3)	Delayed Draw Term Loan	462	407
CSL DualCom(4)	Capex / Acquisition Facility	—	148
CW Group Holdings, LLC	Delayed Draw Term Loan	7,446	—
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	1,888	—
DecksDirect, LLC(2)	Revolver	283	34
DISA Holdings Corp.	Revolver	343	429
Discovery Buyer, L.P.	Delayed Draw Term Loan	7,216	—
Discovery Buyer, L.P.	Revolver	1,793	—
Dune Group(3)	Delayed Draw Term Loan	—	411
Durare Bidco, LLC(2)	Delayed Draw Term Loan	968	—
Durare Bidco, LLC(2)	Revolver	969	—
EB Development(3)	Capex / Acquisition Facility	242	—
EB Development(3)	Delayed Draw Term Loan	627	553
Eclipse Business Capital, LLC	Revolver	15,727	12,636
Electrical Components International, Inc.	Delayed Draw Term Loan	—	585
EMI Porta Holdco LLC(2)	Revolver	2,195	2,254
eShipping, LLC	Revolver	1,387	1,486
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	619
Expert Institute Group Inc.	Delayed Draw Term Loan	2,005	—
Expert Institute Group Inc.	Revolver	701	—
Express Wash Acquisition Company, LLC	Revolver	193	115
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	704	—
Faraday(3)	Delayed Draw Term Loan	—	928
Footco 40 Limited(4)	Delayed Draw Term Loan	—	515
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	361
Fortis Payment Systems, LLC	Revolver	—	625
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,312	2,312
GB Eagle Buyer, Inc.	Revolver	1,447	2,316
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Global Academic Group Limited(2)(7)	Term Loan	13	233
GMES LLC(2)	Delayed Draw Term Loan	1,253	—
GMES LLC(2)	Revolver	1,018	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	66	49
Graphpad Software, LLC	Delayed Draw Term Loan	—	2,093
Graphpad Software, LLC	Revolver	—	872
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Greenhill II BV(3)	Delayed Draw Term Loan	585	—

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
Groupe Product Life(3)	Delayed Draw Term Loan	2,705	145
Haystack Holdings LLC	Delayed Draw Term Loan	4,086	—
Haystack Holdings LLC	Revolver	1,416	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	113	164
Heavy Construction Systems Specialists, LLC	Revolver	2,632	2,632
HEKA Invest(3)	Delayed Draw Term Loan	612	539
HemaSource, Inc.	Revolver	1,804	1,804
High Street Buyer Inc.(2)	Delayed Draw Term Loan	1,800	—
HomeX Services Group LLC	Delayed Draw Term Loan	426	650
HomeX Services Group LLC	Revolver	304	338
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	1,952	—
HS Advisory Buyer LLC(2)	Revolver	600	—
HSL Compliance(4)	Delayed Draw Term Loan	2,534	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(2)	Revolver	1,364	1,364
Hydratech Holdings, Inc.	Delayed Draw Term Loan	162	1,725
Hydratech Holdings, Inc.	Revolver	683	924
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816	816
Ice House America, L.L.C.(2)	Revolver	63	257
International Fleet Financing No.2 B.V.(3)	Revolver	947	—
Interstellar Group B.V.(3)	Delayed Draw Term Loan	629	582
InvoCare Limited(5)	Delayed Draw Term Loan	294	275
ISTO Technologies II, LLC	Revolver	—	714
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	—	728
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	534	—
Jones Fish Hatcheries & Distributors LLC	Revolver	334	418
KAMC Holdings Inc.(2)	Revolver	476	—
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	103	402
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	72	237
Lattice Group Holdings Bidco Limited(2)	Revolver	—	35
LeadsOnline, LLC	Revolver	2,603	2,603
LHS Borrower, LLC(2)	Revolver	824	—
Lockmasters Security Intermediate, Inc.(2)	Delayed Draw Term Loan	2,024	—
Lockmasters Security Intermediate, Inc.(2)	Revolver	868	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	67	—
MB Purchaser, LLC	Delayed Draw Term Loan	60	773
MB Purchaser, LLC	Revolver	159	309
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	4,837	5,098
Media Recovery, Inc. (SpotSee)	Revolver	594	635
Media Recovery, Inc. (SpotSee)(4)	Revolver	797	742
Megawatt Acquisitionco, Inc.(2)	Revolver	582	475

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	787	691
MIV Buyer, LLC	Delayed Draw Term Loan	1,658	—
MIV Buyer, LLC	Revolver	490	—
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	947	884
Momentum Textiles, LLC	Revolver	923	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	593	552
MSI Express Inc.	Delayed Draw Term Loan	679	—
MSI Express Inc.	Revolver	1,029	—
Narda Acquisitionco., Inc.	Revolver	—	1,311
NAW Buyer LLC	Delayed Draw Term Loan	5,362	5,729
NAW Buyer LLC	Revolver	1,894	1,894
Next Holdco, LLC	Delayed Draw Term Loan	1,891	1,891
Next Holdco, LLC	Revolver	733	733
NF Holdco, LLC(2)	Revolver	464	829
Northstar Recycling, LLC	Delayed Draw Term Loan	—	4,295
Northstar Recycling, LLC	Revolver	3,527	3,527
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	509	449
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	1,370	1,370
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	—	4,276
OSP Hamilton Purchaser, LLC	Revolver	1,145	666
Owl Intermediate Holdings, LLC	Delayed Draw Term Loan	584	—
Owl Intermediate Holdings, LLC	Revolver	1,900	—
Parkview Dental Holdings LLC	Delayed Draw Term Loan	—	328
PDQ.Com Corporation	Delayed Draw Term Loan	1,490	5,226
Polara Enterprises, L.L.C.	Revolver	759	545
PowerGEM Buyer, Inc.	Delayed Draw Term Loan	2,040	4,946
PowerGEM Buyer, Inc.	Revolver	2,579	2,579
Premium Invest(3)	Capex / Acquisition Facility	1,821	1,605
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	—	935
Process Insights Acquisition, Inc.(2)	Revolver	—	104
ProfitOptics, LLC(2)	Revolver	387	242
Pro-Vision Solutions Holdings, LLC	Revolver	1,932	2,077
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	—	193
Qima Finance LTD(2)	Capex / Acquisition Facility	655	—
Qualified Industries, LLC(2)	Revolver	242	242
R1 Holdings, LLC	Revolver	219	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	988	2,399
Randys Holdings, Inc.	Revolver	719	1,231
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,956	2,956
Rapid Buyer LLC(2)	Revolver	1,478	1,478
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	1,502	—
Real Chemistry Intermediate III, Inc.(2)	Revolver	1,000	—
RKD Group, LLC	Delayed Draw Term Loan	1,645	—
RKD Group, LLC	Revolver	653	—
Rocade Holdings LLC(2)	Preferred Equity	7,000	14,000
Rock Labor LLC	Revolver	1,103	1,103

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
ROI Solutions LLC	Delayed Draw Term Loan	3,506	3,506
ROI Solutions LLC	Revolver	3,138	3,138
Royal Buyer, LLC	Revolver	—	1,748
RPX Corporation	Revolver	3,024	3,024
Ruffalo Noel Levitz, LLC(2)	Revolver	375	—
Saab Purchaser, Inc.(2)	Delayed Draw Term Loan	—	4,787
Saab Purchaser, Inc.(2)	Revolver	2,394	2,394
Sanoptis S.A.R.L.(3)	Term Loan	2,787	2,456
Sansidor BV(3)	Capex / Acquisition Facility	41	396
SBP Holdings LP	Delayed Draw Term Loan	7,905	7,905
SBP Holdings LP	Revolver	3,250	3,250
Scout Bidco B.V.(2)(3)	Revolver	680	999
SCP Medical Products, LLC.(2)	Revolver	213	—
Screenvision, LLC	Revolver	613	—
Security Holdings B.V.(2)(3)	Revolver	823	1,916
Sinari Invest(3)	Delayed Draw Term Loan	509	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	503
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	3,108	15,164
Smartling, Inc.	Revolver	1,176	1,176
SmartShift Group, Inc.	Revolver	1,651	1,651
Solo Buyer, L.P.(2)	Revolver	1,130	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	1,182	1,453
SPATCO Energy Solutions, LLC(2)	Revolver	1,188	1,188
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	—	2,226
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	3,792	4,085
Superjet Buyer, LLC(2)	Revolver	1,459	2,432
SVI International LLC	Delayed Draw Term Loan	—	74
SVI International LLC	Revolver	74	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	3,455	—
Swoop Intermediate III, Inc.	Revolver	818	—
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	1,123	—
TA KHP Aggregator, L.P.	Revolver	448	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	139
Tank Holding Corp(2)	Revolver	873	873
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,218	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	—	8,016
TAPCO Buyer LLC	Revolver	1,415	2,915
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	168	233
Techone B.V.(3)	Revolver	558	492
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	7,932	—
Tencarva Machinery Company, LLC(2)	Revolver	2,103	1,470
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	8,811	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	2,261	827
THG Acquisition, LLC	Delayed Draw Term Loan	1,925	2,299

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
THG Acquisition, LLC	Revolver	1,401	1,401
Trintech, Inc.	Revolver	383	383
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	10,359	11,751
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	115	234
UHY Advisors, Inc.	Delayed Draw Term Loan	8,665	13,247
UHY Advisors, Inc.	Revolver	3,234	3,507
Union Bidco Limited(4)	Capex / Acquisition Facility	6	66
United Therapy Holding III GmbH(3)	Capex / Acquisition Facility	—	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	510	449
Unosquare, LLC	Delayed Draw Term Loan	2,106	—
Unosquare, LLC	Revolver	661	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	12,065	14,420
Whitcraft Holdings, Inc.	Delayed Draw Term Loan	171	2,912
Whitcraft Holdings, Inc.	Revolver	893	893
White Bidco Limited(2)	Delayed Draw Term Loan	—	515
Woodland Foods, LLC(2)	Line of Credit	2,793	1,177
World 50, Inc.	Revolver	973	973
WWEC Holdings III Corp	Revolver	2,484	2,484
ZB Holdco LLC(2)	Delayed Draw Term Loan	1,059	—
ZB Holdco LLC(2)	Revolver	1,091	338
Zelda Luxco S.A.S(3)	Delayed Draw Term Loan	1,250	—
Total unused commitments to extend financing		$396,202	$388,772
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both September 30, 2025 and December 31, 2024, we had guaranteed €9.9 million ($11.6 million U.S. dollars and $10.3 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group Gmbh, or MVC Auto, that mature in December 2025. We would be required to make payments to Erste Bank if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets. As such, the credit facility liabilities are considered in the valuation of our investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.

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
Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in September 2024, December 2024, September 2025 and October 2025, the U.S. Federal Reserve announced benchmark rate cuts. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of September 30, 2025, approximately $1,977.0 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of September 30, 2025, approximately $954.0 million (principal amount) of our borrowings bore interest at variable rates (approximately 58.6% of our total borrowings as of September 30, 2025) under the February 2019 Credit Facility, the February 2029 Notes and the September 2028 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the February 2019 Credit Facility, the February 2029 Notes and the September 2028 Notes.
Based on our September 30, 2025 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$59,311	$28,619	$30,692
Up 200 basis points	39,541	19,080	20,461
Up 100 basis points	19,770	9,540	10,230
Down 25 basis points	(4,943)	(2,385)	(2,558)
Down 50 basis points	(9,885)	(4,770)	(5,115)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of September 30, 2025, we had borrowings under the February 2019 Credit

Facility denominated in British pounds sterling of £48.6 million ($65.4 million U.S. dollars) with an interest rate of 5.875% (one month SONIA of 3.967%) and borrowings denominated in Euros of €245.6 million ($288.6 million U.S. dollars) with an interest rate of 3.750% (one month EURIBOR of 1.875%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2025, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 45,641 shares of our common stock for an aggregate of $430,577 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on August 7, 2025.
On February 20, 2025, the Board authorized a new 12-month Share Repurchase Program. Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended September 30, 2025, we did not repurchase any shares of our common stock in the open market under the Share Repurchase Program.

The following chart summarizes repurchases of our common stock for the three months ended September 30, 2025:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
July 1 through July 31, 2025	—		$—	—	$27,661
August 1 through August 31, 2025	—		—	—	27,661
September 1 through September 30, 2025	45,641	(1)	9.43	—	27,661
(1)     Includes 45,641 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Third Supplemental Indenture, dated as of September 15, 2025, relating to the 5.200% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 814-00733) filed with the SEC on September 15, 2025 and incorporated herein by reference).

10.2	Form of 5.200% Notes due 2028 (Incorporated by reference to Exhibit 10.1 hereto).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**
**    Filed Herewith.
***    Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS BDC, INC.

Date:	November 6, 2025	/s/ Eric Lloyd
Eric Lloyd
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	November 6, 2025	/s/ Rosa J. Epperson
Rosa J. Epperson
Chief Accounting Officer
(Principal Accounting Officer)