Form 10-K
period 2025-12-31
Barings BDC, Inc.
filed 2026-02-19
CIK 1379785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐       No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure that all executive officers, directors and 10% or more stockholders of the registrant are “affiliates”) as of June 30, 2025, based on the closing price on that date of $9.14 on the New York Stock Exchange, was $830,916,996.
The number of shares outstanding of the registrant’s common stock on February 19, 2026 was 104,706,884.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant's 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BARINGS BDC, INC.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2025

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

PART I
Item 1.  Business.
Organization
We are a Maryland corporation incorporated on October 10, 2006. We currently operate as a closed-end, non-diversified investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected for federal income tax purposes to be treated and intend to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Our headquarters is in Charlotte, North Carolina, and our Internet address is www.baringsbdc.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Copies of this Annual Report on Form 10-K and other reports are also available without charge upon written request to us.
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
In connection with the MVC Acquisition on December 23, 2020, following the closing of the MVC Merger, we entered into (1) an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings, effective January 1, 2021, and (2) a credit support agreement (the “MVC Credit Support Agreement”) with Barings, pursuant to which Barings agreed to provide credit support to us in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period.
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
Sierra Income Corporation Acquisition
On February 25, 2022, we completed our acquisition of Sierra Income Corporation, a Maryland corporation (“Sierra”), pursuant to the terms and conditions of that certain Agreement and Plan of Merger (the “Sierra Merger Agreement”), dated as of September 21, 2021, with Sierra, Mercury Acquisition Sub, Inc., a Maryland corporation and our direct wholly owned subsidiary (“Sierra Acquisition Sub”), and Barings. To effect the acquisition, Sierra Acquisition Sub merged with and into Sierra, with Sierra surviving the merger as our wholly owned subsidiary (the “First Sierra Merger”). Immediately thereafter, Sierra merged with and into us, with us as the surviving company (the “Second Sierra Merger” and, together with the First Sierra Merger, the “Sierra Merger”).
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
Overview of Our Business
Barings focuses on investing our portfolio primarily in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Barings believes such investments can be considered defensive in the context of a broader portfolio construction. Barings’ SEC co-investment exemptive relief under the 1940 Act permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
Our investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. Barings employs fundamental credit analysis, and targets investments in businesses with relatively low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. We source investments within our primary investment strategy primarily from the Barings Global Private Finance and Capital Solutions investment teams (“Barings GPF”). The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated, would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, the Portfolio Managers (as defined below) manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings GPF is part of Barings’ $384.5 billion (as of December 31, 2025) Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPF manages private funds and separately managed accounts, along with multiple registered vehicles.
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
Included in Barings GPF are investment teams focused on illiquid investments and are principally segmented based on the jurisdictions in which the investment teams are located. Barings GPF provides a full set of solutions to middle market issuers in their respective geographies, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The Barings GPF investment team averages over 18 years of industry experience at the Managing Director and Director level. Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Managers & Investment Committees
Bryan High, Thomas McDonnell, Matthew Freund and Daniel Verwholt serve as our portfolio managers (the “Portfolio Managers”) and are jointly and primarily responsible for the day-to-day management of our investment portfolio. The Portfolio Managers are supported by Barings’ investment teams and investment committees that originate, structure and underwrite opportunities that are consistent with our investment strategy. The primary investment committees that support the Portfolio Managers within our investment strategy are below, and certain Portfolio Managers may serve on one of more of the committees below:

•Barings Global Private Finance Investment Committees
•Barings Capital Solutions Investment Committee
•Barings U.S. High Yield Investment Committee
Our investments are underwritten by the relevant investment team and subject to approval by the relevant Barings investment committee. Generally, a majority of the votes cast at a meeting at which a majority of the members of an investment committee are present is required to approve investments in new issuers. Barings believes that the individual and shared experience of the senior team members on its investment committees and its Portfolio Managers provides an appropriate balance of shared investment philosophy and difference of background and opinion. Once approved by the applicable Barings investment committee, the Portfolio Managers determine whether and in what amount we will invest in such investment subject to the Barings allocation policies in effect at such time and applicable to such investment.
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at the 2018 Special Meeting to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level that is more consistent with a portfolio of senior secured debt. As of December 31, 2025, our asset coverage ratio was 180.7%.
Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPF’s Origination and Portfolio Management Resources. As of December 31, 2025 Barings GPF has over 120 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
•Utilizing Long-Standing Relationships to Source Investments.    Barings GPF has worked diligently over decades to build strategic relationships with private equity firms globally. Based on Barings GPF’s long history of providing consistent, predictable capital to middle-market sponsors, even in periods of market dislocation, Barings believes it has a reputation as a reliable partner. Barings also maintains extensive personal relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to us. These relationships historically have generated significant investment opportunities. We believe that this network of relationships will continue to produce attractive investment opportunities.
•Focusing on the Middle-Market. We primarily invest in middle-market companies. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”), of $15.0 million to $75.0 million.
•Providing One-Stop Customized Financing Solutions.    Barings believes that Barings GPF’s ability to commit to and originate larger hold positions (in excess of $200 million) in a given transaction is a differentiator to middle-market private equity sponsors. In today’s market, it has become increasingly important to have the ability to underwrite an entire transaction, providing financial sponsors with certainty of close. Barings GPF offers a variety of financing structures and has the flexibility to structure investments to meet the needs of our portfolio companies.
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
•Other Investments.     To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or high yield investments. Our special situation investments are generally comprised of investments in stressed and distressed corporate debt instruments which are expected to include (but which are not limited to) senior secured loans (including assignments and participations), second lien loans and subordinated debt (including mezzanine and payment-in-kind (“PIK”) securities), secured floating rate notes and secured fixed rated notes, unsecured loans, unsecured senior and subordinated corporate bonds, debentures, notes, commercial paper, convertible debt obligations, equity investments (including preferred stock and common equity instruments), hedging arrangements, other forms of subordinated debt, structured credit (e.g., asset-backed securities) and equity instruments.
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
Investment Process
Our investment origination and portfolio monitoring activities for middle-market companies are performed by Barings GPF. Barings applies a consistent process to review and underwrite opportunities. Each of Barings’ investment processes is designed to maximize risk-adjusted returns, minimize non-performing assets and avoid investment losses. In addition, the investment process is also designed to provide sponsors and/or prospective portfolio companies with efficient and predictable deal execution.

Origination
Barings GPF’s typical origination process for investments in middle-market companies is summarized as follows:
Investment Pre-Screen
The investment pre-screen process typically begins with a review of an offering memorandum or other high-level prospect information by an investment originator. A fundamental bottoms-up credit analysis is prepared and independent third-party research is gathered in addition to the information received from the sponsor, owner(s) or prospective equity investor. The investment team focuses on a prospective investment’s fundamentals, sponsor/investment source and proposed investment structure. This review may be followed by a discussion between the investment originator and other members of the relevant investment team to identify investment opportunities that should be declined following an initial review. If the transaction proceeds, a credit analyst assists the originator with preparation of a screening memorandum. The screening memorandum is typically discussed internally with other senior members of the investment team.
Preliminary Investment Proposal
Following the screening memorandum discussion, if the decision is made by the investment team to pursue an investment opportunity, key pricing and structure terms may be communicated to the prospective borrower verbally or via a non-binding standard preliminary term sheet in order to determine whether the proposed terms are competitive.
Investment Approval
Upon acceptance by a sponsor/prospective borrower of preliminary key pricing and structure terms, the investment process continues with formal due diligence. The investment team typically attends meetings with the prospective portfolio company’s management, reviews historical and forecasted financial information and third-party diligence reports, conducts research to support preparation of proprietary financial models including both base case and downside scenarios, valuation analyses, and ultimately, an underwriting memorandum for review by the relevant investment committee. A majority of the votes cast at a meeting at which a majority of the members of the relevant investment committee are present is required to approve all investments in new middle-market portfolio companies.
Commitment Letter
For investments that require written confirmation of commitment, commitment letters are typically reviewed by Barings GPF’s internal legal team or outside counsel. Commitment letters typically include customary conditions as well as any conditions specified by the relevant investment committee. Such conditions could include, but are not limited to, specific confirmatory due diligence, minimum pre-close Adjusted EBITDA, minimum capitalization, satisfactory documentation, satisfactory legal due diligence and absence of material adverse change. Unless specified by the relevant investment committee as a condition to approval, commitment letters need not include final approval as a condition precedent.
Documentation
Once an investment opportunity has been approved, negotiation of definitive legal documents occurs, usually simultaneously with completion of any third-party confirmatory due diligence. Typically, legal documentation will be reviewed by Barings GPF’s internal legal team or by outside legal counsel to ensure that our security interest can be perfected and that all other terms of the definitive loan documents are consistent with the terms approved by the relevant investment committee.
Portfolio Management and Investment Monitoring
Our portfolio management and investment monitoring processes are overseen by Barings. Barings’ portfolio management process is designed to maximize risk-adjusted returns and identify non-performing assets well in advance of potentially adverse events in order to mitigate investment losses. Key aspects of the Barings investment and portfolio management process include:
•Culture of Risk Management.    The investment team that approves an investment monitors the investment’s performance through repayment. We believe this practice encourages accountability by connecting investment team members with the long-term performance of the investment. This also allows us to leverage the underwriting process, namely the comprehensive understanding of the risk factors associated with the investment that an investment team develops during underwriting. In addition, we seek to foster continuous interaction between investment teams and the relevant investment committee. This frequent communication encourages the early escalation of issues to members of the relevant investment committee to leverage their experience and expertise well in advance of potentially adverse events.
•Ongoing Monitoring. Each portfolio company is assigned to a member of the investment team who is responsible for the ongoing monitoring of the investment. Upon receipt of information (financial or otherwise) relating to an investment, a preliminary review is performed by the analyst in order to assess whether the information raises any issues that require increased attention. Particular consideration is given to information which may impact the value of an asset. In the event that something material is identified, the analyst is responsible for notifying the relevant members of the deal team and the relevant investment committee.
•Quarterly Portfolio Reviews. All investments are reviewed on at least a quarterly basis. The quarterly portfolio reviews provide a forum to evaluate the current status of each asset and identify any recent or long-term performance trends, either positive or negative, that may affect its current valuation.
•Focus Credit List Reviews. Certain credits are deemed to be on the “Focus Credit List”, or a list of similar meaning and are typically reviewed on a more frequent basis. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the relevant investment committee to ensure any mitigating steps are taken in a timely manner.
•Sponsor Relationships. For middle-market loans, we invest primarily in transactions backed by a private equity sponsor and when evaluating investment opportunities, we take into account the strength of the sponsor (e.g., track record, sector expertise, strategy, governance, follow-on investment capacity, relationship with Barings GPF). Having a strong relationship and staying in close contact with sponsors and management during not only the underwriting process but also throughout the life of the investment allows us to engage the sponsor and management early to address potential covenant breaks or other issues.
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
Valuation Process and Determination of Net Asset Value
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by Barings and were approved by the Board.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all of our investments for which market quotations are not readily available. The Board has designated Barings as valuation designee (the “Valuation Designee”) to perform the fair value determinations relating to the value of the assets held by us for which market quotations are not readily available. Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by Barings’ pricing committee.
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
For a further discussion of our valuation procedures, see the section entitled “Critical Accounting Policies and Use of Estimates — Valuation of Investments” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K.
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
Valuation of Investments in Jocassee Partners LLC, Thompson Rivers LLC, Waccamaw River LLC and Sierra Senior Loan Strategy JV I LLC
As Jocassee Partners LLC (“Jocassee”), Thompson Rivers LLC (“Thompson Rivers”), Waccamaw River LLC (“Waccamaw”) and Sierra Senior Loan Strategy JV I LLC (“Sierra JV”) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
Brokerage Allocation and Other Practices
We paid nil, $0.2 million and nil in brokerage commissions in connection with the acquisition and/or disposal of our investments during the fiscal years ended December 31, 2025, 2024 and 2023, respectively. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend, then our common stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested (net of applicable withholding tax) in additional shares of our common stock, rather than receiving the cash dividends.
No action is required on the part of a registered common stockholder to have his or her cash dividend reinvested in shares of our common stock. A registered common stockholder may elect to receive an entire dividend in cash by notifying Computershare, Inc., the “Plan Administrator” and our transfer agent and registrar, in writing so that such notice is received by the Plan Administrator no later than three days prior to the payment date fixed by the Board for the dividend. The Plan Administrator will set up an account for shares acquired through the plan for each common stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Upon request by a common stockholder participating in the plan, received in writing not less than three days prior to the payment date, the Plan Administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. Those common stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election.
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
Management Agreements
In connection with the MVC Acquisition, we entered into the Amended and Restated Advisory Agreement following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The Amended and Restated Advisory Agreement was approved on September 9, 2020 by the then-current Board, including a majority of the directors on the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), of the Company or Barings. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. In connection with the Sierra Merger, we entered into the Second Amended Barings BDC Advisory Agreement on February 25, 2022. The Second Amended Barings BDC Advisory Agreement was approved by our Board, including a majority of the Independent Directors of the Company or Barings, on May 5, 2022. On June 24, 2023, we entered into a third amended and restated investment advisory agreement with Barings (the “Barings BDC Advisory Agreement”) in order to update the term of the agreement to expire on June 24 each year subject to annual re-approval in accordance with its terms. All other terms and provisions of the Second Amended and Restated Barings BDC Advisory Agreement between us and the Adviser, including with respect to the calculation of the fees payable to the Adviser, remain unchanged under the Barings BDC Advisory Agreement.
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
Base Management Fee
The Base Management Fee is calculated based on our gross assets, including the credit support agreement, assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, at an annual rate of 1.25%. The Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter will be appropriately prorated.
Incentive Fee
The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income (the “Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee”), each as described below:
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
(ii) The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fee that was paid to Barings in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. For this purpose, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Quarters means (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters less (y) any Net Capital Loss, if any, in respect of the Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no Income-Based Fee to Barings in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Income-Based Fee calculated in accordance with paragraph (i) above, we will pay Barings the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Income-Based Fee calculated in accordance with paragraph (i) above, we will pay Barings the Income-Based Fee for such quarter.
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
(iii) The Capital Gains Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Barings BDC Advisory Agreement), commencing with the calendar year ended on December 31, 2018, and is calculated at the end of each applicable year by subtracting (1) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our cumulative aggregate realized capital gains, in each case calculated from August 2, 2018. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years commencing with the calendar year ended on December 31, 2018. If such amount is negative, then there is no Capital Gains Fee payable for such year. If this Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.
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
Duration and Termination of Advisory Agreement
The Barings BDC Advisory Agreement was most recently re-approved on May 8, 2025 by our Board, including a majority of the Independent Directors, for an additional one-year term ending on June 24, 2026, and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Barings BDC Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser. The Barings BDC Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” in accordance with the Barings valuation policy. Changes in these values are reported through our Consolidated Statements of Operations under the caption of “net unrealized appreciation (depreciation) on investments.” See “Valuation Process and Determination of Net Asset Value” above.

•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations” below. We met the minimum distribution requirements for 2023, 2024 and 2025 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”) which hold certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) such that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of qualifying investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of federal income taxes. Where LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in our Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries), is reflected net of applicable federal and state income taxes, if any, in our Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.
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
On January 15, 2026, Barings received an updated form of co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is Barings or an investment adviser controlling, controlled by or under common control with Barings and MassMutual-affiliated proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “2026 Co-Investment Order”). The 2026 Co-Investment Order, which supersedes the co-investment order issued to Barings on October 19, 2017 and amended on March 20, 2024, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that Barings considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief. Among other things, under the 2026 Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the 2026 Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the 2026 Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.
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
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of those members of the Board who are not interested persons and, in some cases, prior approval by the SEC. The 1940 Act prohibits us from making certain negotiated co-investments with affiliates absent prior approval of the SEC. The 2026 Co-Investment Order permits us and Barings’ affiliated private funds and 1940 Act-regulated funds to co-invest in loans originated by Barings, which allows Barings to implement its senior secured private debt investment strategy for us.
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
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.
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
Investments in below investment grade instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to qualify for and maintain treatment as a RIC for U.S. federal income tax purposes and to avoid any material U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.
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
Investments by us in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes, and therefore, our yield on any such securities may be reduced by such non-U.S. taxes. Tax conventions between certain countries and the U.S. may reduce or eliminate such taxes. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.
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
We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the Internal Revenue Service, or IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.
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
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The IRS has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
We depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We depend on members of Barings’ investment team to appropriately analyze our investments and the relevant investment committee to approve and monitor our portfolio investments. Barings’ investment teams evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued availability of the members of Barings’ investment committees and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Barings, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. If these individuals do not maintain their existing relationships with Barings and its affiliates or do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any Portfolio Manager, investment committee member or other investment professionals of Barings and its affiliates may limit our ability to achieve our investment objectives and operate as we anticipate, which could have a material adverse effect on our financial condition, results of operations and cash flows. Barings evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Barings BDC Advisory Agreement. We can offer no assurance, however, that the investment professionals of Barings will continue to provide investment advice to us or that we will continue to have access to Barings’ investment professionals or its information and deal flow. Further, there can be no assurance that Barings will replicate its own historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other funds managed by Barings.
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

Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. The Valuation Designee conducts the valuation of such investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. See “Item 1. Business – Valuation Process and Determination of Net Asset Value” included in this Annual Report on Form 10-K for a detailed description of our valuation process.
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
Our executive officers, Portfolio Managers and the members of Barings’ investment committees, as well as the other principals of Barings, manage other funds affiliated with Barings, including other closed-end investment companies. In addition, Barings’ investment team has responsibility for managing U.S. and global middle-market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to our and our stockholders’ interests. In addition, certain of the other funds and accounts managed by Barings may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit Barings and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for Barings to favor such other funds or accounts. Although the professional staff of Barings will devote as much time to our management as appropriate to enable Barings to perform its duties in accordance with the Barings BDC Advisory Agreement, the investment professionals of Barings may have conflicts in allocating their time and services among us, on the one hand, and the other investment vehicles managed by Barings or one or more of its affiliates on the other hand.
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
As of February 19, 2026, Barings, our external investment adviser, beneficially owns approximately 13.0% of our outstanding common stock. As a result, Barings may be able to significantly influence the outcome of matters submitted for stockholder action, including the election of directors, approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. Barings has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other stockholders. The presence of a significant stockholder such as Barings may also have the effect of making it more difficult for a third party to acquire us or discourage a third party from seeking to acquire us.
Barings, its relevant investment committee members, or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
Principals of Barings and its affiliates and members of Barings’ investment committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On January 15, 2026, Barings received a new order for co-investment exemptive relief from the SEC staff, which permits certain managed funds and investment vehicles, each of whose investment adviser is Barings or an investment adviser controlling, controlled by or under common control with Barings and MassMutual-affiliated proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The 2026 Co-Investment Order, which supersedes the co-investment order issued to Barings on October 19, 2017 and amended on March 20, 2024, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that Barings considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief.
Among other things, under the 2026 Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the 2026 Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the 2026 Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.
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
To the extent OID instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because OID income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; and (g) OID creates risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.
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
Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below then-current NAV per share. We may, however, sell our common stock or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and our stockholders approve such sale. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, without stockholder approval but subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future on favorable terms, or at all.
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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. An increase in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, which may result in an increase in the amount of incentive fees payable to Barings. Rising interest rates on floating rate loans we make to portfolio companies could also drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds may increase because we expect that the interest rates on certain amounts we borrow will be floating. Conversely, in periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Additionally, in periods of declining interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid.
We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk, and other risks similar to those associated with the use of leverage.
We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Under Rule 18f-4 under the 1940 Act, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2025 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2025, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2025(1)	(28.7)%	(17.4)%	(6.0)%	5.3%	16.7%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2025(2)	(40.1)%	(24.9)%	(9.7)%	5.4%	20.6%
(1) Assumes $2,636.2 million in total assets, $1,439.5 million in debt outstanding, $1,160.7 million in net assets and an average cost of funds of 4.866%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2025. The assumed amount of debt outstanding for this example includes $226.8 million of outstanding borrowings under our senior secured credit facility with ING Capital LLC initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”) as of December 31, 2025, $112.5 million aggregate principal amount of Series C Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $150.0 million aggregate principal amount of February Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $350.0 million aggregate principal amount of November 2026 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $300.0 million aggregate principal amount of February 2029 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, $300.0 million aggregate principal amount of September 2028 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding, and assumed additional borrowings of $0.2 million to settle our payable from unsettled transactions as of December 31, 2025.
(2) Assumes $3,521.0 million in total assets, $2,324.1 million in debt outstanding and $1,160.7 million in net assets as of December 31, 2025, and an average cost of funds of 4.866%, which was the weighted average borrowing cost of our borrowings at December 31, 2025.
Based on our total outstanding indebtedness of $1,439.3 million as of December 31, 2025, assumed additional borrowings of $0.2 million to settle our payable from unsettled transactions as of December 31, 2025 and an average cost of funds of 4.866%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2025, our investment portfolio must experience an annual return of at least 2.66% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $2,324.1 million calculated assuming a 150% asset coverage ratio as of December 31, 2025 and an average cost of funds of 4.866%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2025, our investment portfolio must experience an annual return of at least 3.21% to cover annual interest payments on our outstanding indebtedness.

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
We have elected to be treated, and intend to qualify annually, as a RIC under the Code, which generally allows us to avoid being subject to corporate-level U.S. federal income tax. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
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
On February 20, 2025, our Board authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on

March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2025, we repurchased a total of 702,054 shares of common stock in the open market under the Share Repurchase Program at an average price of $9.04 per share, including brokerage commissions. See “Management’s Discussion of Financial Condition and Results of Operations—Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K.
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
Recent technological advances in AI pose risks to us, the Adviser, and our portfolio investments. We and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
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
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.
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
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
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
The Valuation Designee conducts the valuation of such investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser’s pricing committee. As part of the valuation process, Barings may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
Any unrealized depreciation we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Board (or its valuation designee pursuant to Rule 2a-5 under the 1940 Act). Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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
Asset-backed securities often involve risks that are different from or more acute than risks associated with other types of debt instruments. For instance, asset-backed securities may be particularly sensitive to changes in prevailing interest rates. In addition, the underlying assets may be subject to prepayments that shorten the securities’ weighted average maturity and may lower their return. Asset-backed securities are also subject to risks associated with their structure and the nature of the assets underlying the security and the servicing of those assets. Payment of interest and repayment of principal on asset-backed securities is largely dependent upon the cash flows generated by the assets backing the securities. Certain asset-backed securities are supported by letters of credit, surety bonds or other credit enhancements. However, if many borrowers on the underlying assets default, losses could exceed the credit enhancement level and result in losses to investors, such as the Company. The values of asset-backed securities may be substantially dependent on the servicing of the underlying asset pools, and are therefore subject to risks associated with the negligence by, or defalcation of, their servicers. Furthermore, debtors may be entitled to the protection of a number of state and federal consumer credit laws with respect to the assets underlying these securities, which may give the debtor the right to avoid or reduce payment.
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
Our special situations investments, which consist of investments in the securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers, involve a high degree of credit and market risk. Although we may invest in select companies that, in the view of the Adviser, have the potential over the long-term for capital growth, there can be no assurance that such financially troubled issuers or operationally troubled issuers can be successfully transformed into profitable operating companies. There is a possibility that we may incur substantial or total losses on investments or that such investments may not show any return for a considerable period of time. Under such circumstances, the returns generated from the investments may not compensate investors adequately for the risks assumed.
The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There can be no assurance that the Adviser will correctly evaluate the value of a company’s assets or the prospects for a successful reorganization or similar action. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers and borrowers are more likely to go into default than securities of other issuers. In addition, it may be difficult to obtain information about such issuers and borrowers.
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
Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser. To the extent that the Adviser becomes involved in such proceedings, we may have a more active participation in the affairs of the issuer than that assumed generally by an investor. In addition, involvement by the Adviser in an issuer’s reorganization proceedings could result in the imposition of restrictions limiting our ability to liquidate its position in the issuer or increase the likelihood of us being involved in litigation.
Risks Relating to Our Securities
Shares of closed-end investment companies, including BDCs, frequently trade at a discount to their NAV and may trade at premiums that may prove to be unsustainable.
Shares of closed-end investment companies, including BDCs, frequently trade at a discount from NAV, and may trade at premiums that may prove to be unsustainable. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. The risk of purchasing shares of a BDC that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in NAV per share. As of December 31, 2025, the closing price of our common stock on the NYSE was $9.18 per share, an approximately 17.2% discount to our NAV per share as of December 31, 2025.
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
Any sale of common stock at a price below NAV would result in an immediate dilution to existing common stockholders. During periods of time in which we have authority from stockholders to issue shares of common stock at a price below NAV, such shares of common stock could be issued at a price that is substantially below the NAV per share, and the resulting dilution could be substantial. This dilution would include reduction in the NAV per share as a result of the issuance of shares at a price below the NAV per share and a proportionately greater decrease in a stockholder’s interest in the earnings and assets of the Company and voting interest in the Company than the increase in the assets, potential earnings and voting interests of the Company resulting from such issuance. In addition, such issuances or sales may adversely affect the price at which our common stock trades. We do not currently have the authorization from our stockholders to issue common stock at a price below the then-current NAV per share and there is no guarantee that we will obtain such authorization from our stockholders in the future.
Provisions of the Maryland General Corporation Law and our charter and by-laws could deter takeover attempts and have an adverse impact on the price of our common stock.
The Maryland General Corporation Law and our charter and by-laws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our Company or the removal of our incumbent directors. Specifically, the Board has adopted a resolution explicitly subjecting us to the Maryland Business Combination Act under the Maryland General Corporation Law, which, subject to limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and thereafter imposes fair price and/or super majority voting requirements on these combinations. In addition, our charter classifies the

Board in three classes serving staggered three-year terms and provides that a director may be removed only for cause by the vote of at least two-thirds of the votes entitled to be cast for the election of directors generally. In addition, our by-laws provide that, subject to the satisfaction of certain procedural and informational requirements by the stockholders requesting the meeting, a special meeting of stockholders will be called by our secretary to act upon any matter that may properly be considered at a meeting of stockholders only upon the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast on such matter at the meeting.
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
The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our current debt including the Series C Notes, the February Notes, the November 2026 Notes, the February 2029 Notes and the September 2028 Notes (each as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), and any future debt we may issue, which may cause a default under the terms of the relevant debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
We may not be able to prepay the Series C Notes, the February Notes, the November 2026 Notes, the February 2029 Notes or the September 2028 Notes upon a change in control.
The note purchase agreements governing the Series C Notes and the February Notes, and the indentures governing the November 2026 Notes, the February 2029 Notes and the September 2028 Notes, require us to offer to prepay all of the respective issued and outstanding notes upon the occurrence of certain change in control events, which could have a material adverse effect on our business, financial condition and results of operations. Upon a change in control event, holders of the notes may require us to prepay in cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.
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
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding unsecured notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our unsecured notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the November 2020 NPA, the February 2021 NPA (each as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) and the indenture governing the November 2026 Notes, the February 2029 Notes and the September 2028 Notes. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. In this regard, the fixed rates of the Series C Notes and the February Notes are subject to increase in the event that a Below Investment Grade Event (as defined in relevant note purchase agreement) occurs. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices and value of our unsecured notes.
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
Geopolitical conflicts, and resulting market volatility, could also adversely affect our business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material effect on our business, financial condition and results of operations.
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
Our business faces increasing public scrutiny related to corporate social responsibility activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and the consideration of corporate social responsibility factors in our investment processes. Adverse incidents with respect to such corporate social responsibility activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. At the same time, different stakeholder groups have divergent views on corporate social responsibility matters, which increases the risk that any action or lack thereof with respect to corporate social responsibility matters will be perceived negatively by at least some stakeholders and may adversely impact our reputation and business. If we do not successfully manage corporate social responsibility-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our business.
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
The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.
Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.
While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
The U.S. government has indicated its intent, made proposals and taken actions to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, our subsidiaries and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, new regulatory initiatives related to environmental, social and corporate governance could adversely affect our business.
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
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists as necessary with the oversight of other third-party service providers and their cybersecurity programs as discussed further below. The Adviser’s cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company. The Adviser also actively monitors and governs its use of artificial intelligence, or AI, through an AI Policy, guiding principles, systems controls and AI governance committee comprising representatives from key departments. The Adviser maintains compliance with global AI standards such as the EU Artificial Intelligence Act and ISO 42001.
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
Management’s Role in Cybersecurity Risk Management
The Company’s management and the CISO of the Adviser manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s compliance program and relies on the Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s CISO has over 15 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems.
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
Item 3. Legal Proceedings.
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our respective businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise, including in connection with strategic transactions. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Holders
Our common stock is traded on the NYSE under the ticker symbol “BBDC.” As of February 19, 2026, there were approximately 1,685 holders of record of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street name.”
The following table sets forth, for each fiscal quarter during the last two fiscal years and the current fiscal year to date, the NAV per share of our common stock, the high and the low closing sales prices for our common stock and such closing sales prices as a percentage of NAV per share.

				Premium (Discount)	Premium (Discount)
				of High Closing	of Low Closing
	Net Asset	Closing Sales Price(2)		Sales Price	Sales Price
	Value(1)	High	Low	to NAV(3)	to NAV(3)
Year ended December 31, 2024
First Quarter	$11.44	$9.88	$8.70	(13.6)%	(24.0)%
Second Quarter	$11.36	$10.18	$9.13	(10.4)%	(19.6)%
Third Quarter	$11.32	$10.19	$9.28	(10.0)%	(18.0)%
Fourth Quarter	$11.29	$10.33	$9.27	(8.5)%	(17.9)%
Year ended December 31, 2025
First Quarter	$11.29	$10.78	$9.36	(4.5)%	(17.1)%
Second Quarter	$11.18	$9.51	$7.89	(14.9)%	(29.4)%
Third Quarter	$11.10	$9.90	$8.76	(10.8)%	(21.1)%
Fourth Quarter	$11.09	$9.18	$8.41	(17.2)%	(24.2)%
Year ending December 31, 2026
First Quarter (through February 18, 2026)	*	$9.28	$8.86	*	*
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
As of February 18, 2026, the closing price of our common stock on the NYSE was $9.16 per share, an approximately 17.4% discount to our NAV per share as of December 31, 2025.
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Ordinary income	$1.19	100.0%	$1.04	100.0%
Total reported on IRS Form 1099-DIV	$1.19	100.0%	$1.04	100.0%

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
Issuer Purchases of Equity Securities
During the three months ended December 31, 2025, in connection with our dividend reinvestment plan for our common stockholders, we directed the Plan Administrator to purchase 64,136 shares of our common stock for an aggregate of $580,945 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on October 6, 2025.
On February 22, 2024, our Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases was determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2025. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the year ended December 31, 2024, we repurchased a total of 658,132 shares of common stock in the open market under the Prior Share Repurchase Program at an average price of $9.79 per share, including brokerage commissions. During the year ended December 31, 2025, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 20, 2025, our Board authorized the Share Repurchase Program. Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2025, we repurchased a total of 702,054 shares of common stock in the open market under the Share Repurchase Program at an average price of $9.04 per share, including brokerage commissions. See “Management’s Discussion of Financial Condition and Results of Operations—Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K.

The following chart summarizes repurchases of our common stock for the three months ended December 31, 2025:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
October 1 through October 31, 2025	—		$—	—	$27,661
November 1 through November 30, 2025	—		—	—	27,661
December 1 through December 31, 2025	516,190	(1)	8.89	452,054	23,652
(1)     Includes 64,136 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.

Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index, the NYSE Composite Index and the Wells Fargo Business Development Company Index for the five years ended December 31, 2025. This comparison assumes $100.00 was invested in our common stock at the closing price of our common stock on December 31, 2020 and in the comparison groups and assumes the reinvestment of all cash dividends on the ex-dividend date prior to any tax effect. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of Annual Cumulative Total Return(1)
among Barings BDC, Inc., the Nasdaq Composite Index, the NYSE Composite Index
and the Wells Fargo Business Development Company Index

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/302022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
Barings BDC, Inc
NYSE Composite Index
Nasdaq Composite Index
Wells Fargo Business Development Company Index

	12/31/20	3/31/21	6/30/21	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22
Barings BDC, Inc.	100.00	110.57	119.23	126.87	129.40	124.00	114.29	104.10	105.44
Nasdaq Composite Index	100.00	102.95	112.92	112.66	122.18	111.25	86.46	83.08	82.43
NYSE Composite Index	100.00	108.05	115.19	112.98	120.68	117.89	103.11	96.50	109.39
Wells Fargo Business Development Company Index	100.00	116.76	126.47	129.36	135.50	140.17	121.49	111.22	124.28

	3/31/23	6/30/23	9/30/23	12/31/23	3/31/24	6/30/24	9/30/24	12/31/24
Barings BDC, Inc.	105.84	107.92	126.24	125.23	139.50	149.80	154.88	155.24
Nasdaq Composite Index	96.48	109.07	104.77	119.22	130.32	141.36	145.26	154.48
NYSE Composite Index	111.46	115.86	113.05	124.46	136.01	134.68	146.57	144.12
Wells Fargo Business Development Company Index	129.29	136.94	146.60	154.98	162.85	169.89	169.73	178.97

	3/31/25	6/30/25	9/30/25	12/31/25
Barings BDC, Inc.	159.69	158.35	156.77	169.18
Nasdaq Composite Index	138.62	163.52	182.18	187.14
NYSE Composite Index	147.20	155.95	165.42	169.62
Wells Fargo Business Development Company Index	181.06	181.28	171.94	173.20
(1)From December 31, 2020 to December 31, 2025.

Senior Securities Table
(dollar amounts in thousands, except per unit data)
Information about our senior securities as of each of the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016 is included in the below table. The report of our independent registered public accounting firm, KPMG LLP, with respect to the consolidated financial statements for the year ended December 31, 2025 and the senior securities table as of December 31, 2025, is included in this annual report on Form 10-K.

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)
December 2022 Notes
2016	$80,500	$2,124	—	$25.15
2017	80,500	2,120	—	25.51
March 2022 Notes
2016	86,250	2,124	—	25.58
2017	86,250	2,120	—	25.85
SBA-guaranteed debentures payable
2016	250,000	2,124	—	N/A
2017	250,000	2,120	—	N/A
May 2011 Credit Facility
2016	127,011	2,124	—	N/A
2017	125,315	2,120	—	N/A
August 2018 Credit Facility(6)
2018	570,000	1,988	—	N/A
2019	107,200	1,851	—	N/A
February 2019 Credit Facility
2019	245,288	1,851	—	N/A
2020	719,661	1,760	—	N/A
2021	655,189	1,538	—	N/A
2022	729,144	1,830	—	N/A
2023	719,914	1,836	—	N/A
2024	438,590	1,800	—	N/A
2025	226,786	1,807	—	N/A
Debt Securitization(7)
2019	318,210	1,851	—	N/A
August 2025 Notes
2020	50,000	1,760	—	N/A
2021	50,000	1,538	—	N/A
2022	50,000	1,830	—	N/A
2023	50,000	1,836	—	N/A
2024	50,000	1,800	—	N/A
Series B Notes
2020	62,500	1,760	—	N/A
2021	62,500	1,538	—	N/A
2022	62,500	1,830	—	N/A
2023	62,500	1,836	—	N/A
2024	62,500	1,800	—	N/A

Class and Year(1)	Total Amount Outstanding Exclusive of Treasury Securities(2)	Asset Coverage per Unit(3)	Involuntary Liquidating Preference per Unit(4)	Average Market Value per Unit(5)
Series C Notes
2020	112,500	1,760	—	N/A
2021	112,500	1,538	—	N/A
2022	112,500	1,830	—	N/A
2023	112,500	1,836	—	N/A
2024	112,500	1,800	—	N/A
2025	112,500	1,807	—	N/A
Series D Notes
2021	80,000	1,538	—	N/A
2022	80,000	1,830	—	N/A
2023	80,000	1,836	—	N/A
2024	80,000	1,800	—	N/A
2025	80,000	1,807	—	N/A
Series E Notes
2021	70,000	1,538	—	N/A
2022	70,000	1,830	—	N/A
2023	70,000	1,836	—	N/A
2024	70,000	1,800	—	N/A
2025	70,000	1,807	—	N/A
November 2026 Notes
2021	350,000	1,538	—	N/A
2022	350,000	1,830	—	N/A
2023	350,000	1,836	—	N/A
2024	350,000	1,800	—	N/A
2025	350,000	1,807	—	N/A
February 2029 Notes
2024	300,000	1,800	—	N/A
2025	300,000	1,807	—	N/A
September 2028 Notes
2025	300,000	1,807	—	N/A
Total Senior Securities
2016	543,761	2,124	—	N/A
2017	542,065	2,120	—	N/A
2018	570,000	1,988	—	N/A
2019	670,698	1,851	—	N/A
2020	944,661	1,760	—	N/A
2021	1,380,189	1,538	—	N/A
2022	1,454,144	1,830	—	N/A
2023	1,444,914	1,836	—	N/A
2024	1,463,590	1,800	—	N/A
2025	1,439,286	1,807	—	N/A
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
(5)Average market value per unit for our unsecured notes issued in October 2012 and November 2012 due 2022 (the “December 2022 Notes”) and our unsecured notes issued in February 2015 due 2022 (the “March 2022 Notes”) represent the average of the daily closing prices as reported on the NYSE for each security during 2016 and 2017, as applicable. Average market value per unit for our SBA-guaranteed debentures payable, our terminated credit facility initially entered into in May 2011 (the “May 2011 Credit Facility”), Barings BDC Senior Funding I, LLC's terminated credit facility initially entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), the February 2019 Credit Facility, our $449.3 million term debt securitization in May 2019 (the “Debt Securitization”), the August 2025 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), the November Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), the February Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), the November 2026 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), the February 2029 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) and the September 2028 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) are not applicable because these senior securities are not registered for public trading.
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
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. In August 2018, in connection with the closing of an externalization transaction through which Barings agreed to become our external investment adviser, we entered into the Original Advisory Agreement and the Administration Agreement with Barings. In connection with the completion of the MVC Acquisition, we entered into the Amended and Restated Advisory Agreement with Barings on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. In connection with the completion of the Sierra Merger on February 25, 2022, we entered into the Second Amended Barings BDC Advisory Agreement with Barings. On June 24, 2023, we entered into the Barings BDC Advisory Agreement to update the term of the agreement to expire on June 24 of each year subject to annual re-approval in accordance with its terms. All other terms and provisions of the Second Amended Barings BDC Advisory Agreement between us and Barings, including with respect to the calculation of the fees payable to Barings, remained unchanged under the Barings BDC Advisory Agreement. Under the terms of the Barings BDC Advisory Agreement and the Administration Agreement, Barings serves as our investment adviser and administrator and manages our investment portfolio and performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation.

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
Barings focuses on investing our portfolio primarily in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The 2026 Co-Investment Order permits us and Barings’ affiliated private and SEC-registered funds to co-invest in Barings-originated loans, which allows Barings to efficiently implement its senior secured private debt investment strategy for us.
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
We generate revenues in the form of interest income, primarily from our investments in debt securities, loan origination and other fees and dividend income. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Our senior secured, middle-market, private debt investments generally have terms of between five and seven years. Our senior secured, middle-market, first lien private debt investments generally bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum. Our subordinated middle-market, private debt investments generally bear interest between SOFR (or the applicable currency rate for investments in foreign currencies) plus 700 basis points and SOFR plus 900 basis points per annum if floating rate, and between 8% and 15% if fixed rate. From time to time, certain of our investments may have a form of interest, referred to as payment-in-kind, or PIK, interest, which is not paid currently but is instead accrued and added to the loan balance and paid at the end of the term. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or high yield investments.
As of December 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.5% and 10.2%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.0% and 9.8% as of December 31, 2025 and December 31, 2024, respectively.
Portfolio Composition
The total fair value of our investment portfolio was $2,398.5 million as of December 31, 2025, as compared to $2,449.3 million as of December 31, 2024. As of December 31, 2025, we had investments in 333 portfolio companies with an aggregate cost of $2,424.3 million. As of December 31, 2024, we had investments in 328 portfolio companies with an aggregate cost of $2,522.7 million. As of both December 31, 2025 and 2024, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2025 and December 31, 2024, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$1,704,910	70%	$1,676,334	70%
Subordinated debt and 2nd lien notes	195,392	8	190,290	8
Structured products	39,462	2	29,627	1
Equity shares	382,930	16	436,466	18
Equity warrants	76	—	1,170	—
Royalty rights	1,292	—	1,486	—
Investments in joint ventures	100,218	4	63,151	3
	$2,424,280	100%	$2,398,524	100%
December 31, 2024:
Senior debt and 1st lien notes	$1,747,841	69%	$1,686,411	69%
Subordinated debt and 2nd lien notes	184,043	7	165,455	7
Structured products	89,543	4	79,548	3
Equity shares	360,691	14	409,129	17
Equity warrants	76	—	2,732	—
Royalty rights	3,627	—	5,833	—
Investments in joint ventures / PE fund	136,875	6	100,164	4
	$2,522,696	100%	$2,449,272	100%

Investment Activity
During the year ended December 31, 2025, we made 66 new portfolio company investments totaling $454.9 million, made investments in existing portfolio companies totaling $233.1 million and made a $2.9 million debt investment alongside other related party affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 45 loans repaid totaling $271.5 million and recognized a net realized loss on these transactions of $34.8 million. We also received $195.7 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $4.6 million. We received $34.1 million of return of capital from our joint ventures, equity, and royalty rights investments. We also received proceeds of $4.7 million related to the exit of one of our royalty rights investments and recognized a realized gain on such exit of $2.5 million. In addition, we sold $240.4 million of investments to our joint ventures, recognizing a net realized gain on these transactions of $1.8 million. Also, investments in four portfolio companies were restructured, which resulted in a net realized loss of $10.0 million. Lastly, we received proceeds related to the sale of equity investments totaling $28.1 million and recognized a net realized gain on such sales totaling $5.7 million.
During the year ended December 31, 2024, we made 45 new portfolio company investments totaling $341.7 million, made investments in existing portfolio companies totaling $298.6 million and made a $3.5 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 47 loans repaid totaling $360.8 million and recognized a net realized loss on these transactions of $13.5 million. We also received $213.8 million of portfolio company principal payments and sales proceeds and recognized a net realized loss of $1.0 million. We received $17.1 million of return of capital from our joint ventures, equity, and royalty rights investments. In addition, we sold $27.2 million of middle-market portfolio debt investments to our joint ventures, recognizing a net realized loss on these transactions of $0.4 million. In addition, investments in four portfolio companies were restructured, which resulted in a net realized loss of $17.3 million. Lastly, we received proceeds related to the sale of equity investments totaling $38.0 million and recognized a net realized gain on such sales totaling $8.5 million.

Total portfolio investment activity for the years ended December 31, 2025 and 2024 was as follows:

December 31, 2025 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,686,411	$165,455	$79,548	$409,129	$2,732	$5,833	$100,164	$2,449,272
New investments	583,593	68,568	12,474	26,199	—	—	—	690,834
Investment restructuring	(860)	860	—	—	—	—	—	—
Proceeds from sales of investments / return of capital	(263,555)	(8,401)	(27,123)	(27,989)	—	(4,801)	(29,308)	(361,177)
Loan origination fees received	(9,757)	(1,850)	—	—	—	—	—	(11,607)
Principal repayments received	(340,928)	(37,526)	(34,809)	—	—	—	—	(413,263)
Payment-in-kind interest /dividends	10,212	2,772	—	10,950	—	—	—	23,934
Accretion of loan premium / discount	1,016	100	14	—	—	—	—	1,130
Accretion of deferred loan origination revenue	10,111	966	143	—	—	—	—	11,220
Realized gain (loss)	(32,762)	(14,141)	(781)	13,079	—	2,467	(7,348)	(39,486)
Unrealized appreciation (depreciation)	32,853	13,487	161	5,098	(1,562)	(2,013)	(357)	47,667
Fair value, end of period	$1,676,334	$190,290	$29,627	$436,466	$1,170	$1,486	$63,151	$2,398,524

December 31, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,670,300	$238,215	$93,038	$374,704	$2,392	$—	$110,066	$2,488,715
New investments	573,662	37,466	5,798	22,934	—	3,871	—	643,731
Investment restructuring	(27,652)	(9,620)	—	37,219	53	—	—	—
Proceeds from sales of investments / return of capital	(92,498)	(4,975)	(18,131)	(37,778)	(201)	(245)	(8,773)	(162,601)
Loan origination fees received	(8,398)	(296)	—	—	—	—	—	(8,694)
Principal repayments received	(395,415)	(94,066)	(4,804)	—	—	—	—	(494,285)
Payment-in-kind interest /dividends	6,446	3,668	—	9,884	—	—	—	19,998
Accretion of loan premium / discount	947	121	24	—	—	—	—	1,092
Accretion of deferred loan origination revenue	10,395	1,256	—	—	—	—	—	11,651
Realized gain (loss)	(24,999)	(6,361)	(658)	8,097	148	—	—	(23,773)
Unrealized appreciation (depreciation)	(26,377)	47	4,281	(5,931)	340	2,207	(1,129)	(26,562)
Fair value, end of period	$1,686,411	$165,455	$79,548	$409,129	$2,732	$5,833	$100,164	$2,449,272

Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business — Portfolio Management and Investment Monitoring” in Part I of this Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following table shows the classification of our investments by risk rating as of December 31, 2025 and 2024. Investment risk ratings are accurate only as of these dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	December 31, 2025		December 31, 2024
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$224,463	9%	$199,308	8%
Category 2	1,687,789	72	1,596,705	66
Category 3	280,262	12	357,015	15
Category 4	114,148	5	209,814	9
Category 5	53,876	2	45,669	2
Total	$2,360,538	100%	$2,408,511	100%
(1) Excludes 9.1% member interest in Jocassee Partners LLC.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2025, we had seven portfolio companies with investments on non-

accrual, the aggregate fair value of which was $17.0 million, which comprised 0.7% of the total fair value of our portfolio, and the aggregate cost of which was $33.5 million, which comprised 1.4% of the total cost of our portfolio. Excluding the non-accrual assets that are covered by the Sierra Credit Support Agreement with Barings, the non-accruals as of December 31, 2025 comprised 0.2% of the total fair value of our portfolio and 0.7% of the aggregate cost of our portfolio. As of December 31, 2024, we had eight portfolio companies with investments on non-accrual, the aggregate fair value of which was $8.0 million, which comprised 0.3% of the total fair value of our portfolio, and the aggregate cost of which was $41.6 million, which comprised 1.6% of the total cost of our portfolio. Excluding the non-accrual assets that are covered by the Sierra Credit Support Agreement with Barings, the non-accruals as of December 31, 2024 comprised 0.2% of the total fair value of our portfolio and 0.9% of the aggregate cost of our portfolio.
A summary of our non-accrual assets as of December 31, 2025 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investment in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Acogroup for financial reporting purposes. As of December 31, 2025, the cost of our debt investment in Acogroup was $8.1 million and the fair value of such investment was $3.3 million.
Bariacum S.A.
During the quarter ended December 31, 2025, we placed our first lien EURIBOR + 4.00% debt investment in Bariacum S.A., or Bariacum, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 4.00% debt investment in Bariacum for financial reporting purposes. As of December 31, 2025, the cost of our first lien EURIBOR + 4.00% debt investment in Bariacum was $3.3 million and the fair value of such investment was $0.7 million.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of December 31, 2025, the cost of our debt investment in Biolam was $2.5 million and the fair value of such investment was $1.7 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of December 31, 2025, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.9 million and the fair value of such investment was $0.2 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of December 31, 2025, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was nil.
Polymer Solutions Group Holdings, LLC
In connection with the Sierra Merger, we purchased our debt investment in Polymer Solutions Group Holdings, LLC, or Polymer. During the quarter ended December 31, 2024, we placed our debt investment in Polymer on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Polymer for financial reporting purposes. As of December 31, 2025, the cost of our debt investment in Polymer was $1.0 million and the fair value of such investment was $0.4 million.
RA Outdoors, LLC
In connection with the Sierra Merger, we purchased our debt investments in RA Outdoors, LLC, or RA Outdoors. During the quarter ended September 30, 2025, we placed our debt investments in RA Outdoors on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on debt investments in RA Outdoors for financial reporting purposes. As of December 31, 2025, the cost of our debt investments in RA Outdoors was $16.4 million and the fair value of such investments was $10.7 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of December 31, 2025, the cost of our debt investment in A.T. Holdings was $11.9 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $7.5 million, or 0.3% of the total fair value of our portfolio.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2025 and 2024. The comparison of, and changes between, the fiscal years ended December 31, 2024 and 2023 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.
Results of Operations
Comparison of years ended December 31, 2025 and 2024
Operating results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024
Total investment income	$279,210	$286,169
Total operating expenses	157,592	151,509
Net investment income before taxes	121,618	134,660
Income taxes, including excise tax expense	3,775	3,466
Net investment income after taxes	117,843	131,194
Net realized gains (losses)	(22,734)	(38,112)
Net unrealized appreciation (depreciation)	6,921	17,207
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(15,813)	(20,905)
Provision for taxes	(106)	—
Net increase in net assets resulting from operations	$101,924	$110,289
Net increases or decreases in net assets resulting from operations vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, yearly comparisons of net increases or decreases in net assets resulting from operations may not be meaningful.

Investment Income

	Year Ended December 31,
($ in thousands)	2025	2024
Investment income:
Total interest income	$190,469	$211,262
Total dividend income	51,161	41,135
Total fee and other income	17,705	16,892
Total payment-in-kind interest income	18,998	15,736
Interest income from cash	877	1,144
Total investment income	$279,210	$286,169
The change in total investment income for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to a decrease in the amount of our outstanding debt investments and decreased weighted average yield on the portfolio, partially offset by increased dividends from portfolio companies and joint venture investments, and increased PIK income. The amount of our outstanding debt investments decreased from $2,118.3 million as of December 31, 2024 to $2,048.1 million as of December 31, 2025. In addition, the weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, decreased from 10.2% as of December 31, 2024 to 9.5% as of December 31, 2025. For the year ended December 31, 2025, dividend income was $51.2 million as compared to $41.1 million for the year ended December 31, 2024. For the year ended December 31, 2025, PIK income was $19.0 million, as compared to $15.7 million for the year ended December 31, 2024.
Operating Expenses

	Year Ended December 31,
($ in thousands)	2025	2024
Operating expenses:
Interest and other financing fees	$85,080	$85,516
Base management fee	33,189	32,404
Incentive management fees	31,508	23,757
General and administrative expenses	7,815	9,832
Total operating expenses	$157,592	$151,509
Interest and Other Financing Fees
Interest and other financing fees during the year ended December 31, 2025 were attributable to borrowings under our February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes, the February 2029 Notes and the September 2028 Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the year ended December 31, 2024 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes, the November Notes, the February Notes, the November 2026 Notes and the February 2029 Notes. The decrease in interest and other financing fees for the year ended December 31, 2025 as compared to the year ended December 31, 2024, was primarily attributable to a lower weighted average interest rate, partially offset by increased weighted average borrowings outstanding. The weighted average interest rate was 5.1% for the year ended December 31, 2025 as compared to 5.6% for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, the weighted average borrowings outstanding were $1,539.2 million and $1,413.0 million, respectively.
Base Management Fee
Under the terms of the Barings BDC Advisory Agreement, we pay Barings a Base Management Fee, quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the years ended December 31, 2025 and December 31, 2024, the Base Management

Fee was approximately $33.2 million and $32.4 million, respectively. The increase in the Base Management Fee for the year ended December 31, 2025 versus the year ended December 31, 2024 is primarily related to the average value of gross assets used in the calculation increasing from $2,592.3 million for the year ended December 31, 2024 to $2,655.1 million for the year ended December 31, 2025. The Base Management Fee rate was 1.250% for both the years ended December 31, 2025 and 2024.
Incentive Fee
Under the Barings BDC Advisory Agreement, we pay Barings an Incentive Fee. The Income-Based Fee is based on our income and the Capital Gains Fee is based on our capital gains. The Income-Based Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the years ended December 31, 2025 and December 31, 2024, the amount of Income-Based Fees incurred was $31.5 million and $23.8 million, respectively. The Income-Based Fee is subject to the Incentive Fee Cap. The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap. The Incentive Fee for both the years ended December 31, 2025 and December 31, 2024 was limited due to the Incentive Fee Cap. The Incentive Fee Cap in 2025 was higher than the Incentive Fee Cap in 2024 as a result of an increase in Cumulative Pre-Incentive Fee Net Return partially offset by a smaller increase in incentive fees paid in the trailing twelve quarters (or portion thereof).
General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the Administration Agreement. For the years ended December 31, 2025 and 2024, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $1.4 million and $2.0 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the Board for their service on the Board, directors’ and officers’ insurance costs, as well as legal and accounting expenses.

Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(10,242)	$(18,749)
Affiliate investments	(4,791)	(4,179)
Control investments	(24,453)	(845)
Net realized gains (losses) on investments	(39,486)	(23,773)
Credit support agreements	9,400	—
Foreign currency transactions	7,639	(535)
Forward currency contracts	(287)	(13,804)
Net realized gain (losses)	$(22,734)	$(38,112)
For the year ended December 31, 2025, we recognized net realized losses totaling $22.7 million, which consisted primarily of net losses on our investment portfolio of $39.5 million and a net loss on forward currency contracts of $0.3 million, partially offset by a net gain on the termination of the MVC Credit Support Agreement with Barings of $9.4 million and a net gain on foreign currency transactions of $7.6 million. The net loss on our investment portfolio was predominantly related to a $40.2 million loss on the exit of six loan investments and a $10.0 million loss on the restructuring of four investments, which were predominantly reclassified from unrealized depreciation, partially offset by a $5.7 million net gain on the sale of equity investments, a $2.5 million gain on the exit of one royalty rights investment, and a $1.8 million net gain on the sale of investments to our joint venture.
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
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$18,853	$(5,436)
Affiliate investments	3,998	(9,169)
Control investments	23,319	(14,226)
Net unrealized appreciation (depreciation) on investments	46,170	(28,831)
Credit support agreements	10,650	5,650
Foreign currency transactions	(28,715)	9,306
Forward currency contracts	(21,184)	31,082
Net unrealized appreciation (depreciation)	$6,921	$17,207
For the year ended December 31, 2025, we recorded net unrealized appreciation totaling $6.9 million consisting of net unrealized appreciation reclassification adjustments of $43.1 million related to the net realized losses on the sales / exits and restructuring of certain investments, unrealized appreciation of $16.3 million on the Sierra Credit Support Agreement with Barings and net unrealized appreciation on our current portfolio of $4.5 million, partially offset by net unrealized depreciation related to foreign currency transactions of $28.7 million, net unrealized depreciation on forward currency contracts of $21.2 million, unrealized depreciation of $5.6 million on the MVC Credit Support Agreement with Barings and deferred taxes of $1.5 million. The net unrealized appreciation on our current portfolio of $4.5 million was driven primarily by the impact of foreign currency exchange rates on investments of $48.1 million, partially offset by the credit or fundamental performance of investments of $37.2 million and broad market moves for investments of $6.4 million.
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
Cash Flows
For the year ended December 31, 2025, we experienced a net decrease in cash in the amount of $24.6 million. During that period, our operating activities provided $160.5 million in cash, with proceeds from sales or repayments of portfolio investments totaling $734.9 million and other cash collections from investments exceeding purchases of portfolio investments of $698.1 million. In addition, our financing activities used net cash of $185.1 million, consisting of net repayments of the February 2019 Credit Facility of $235.9 million, dividends paid in the amount of $125.2 million, repayments of the $62.5 million Series B Notes (as defined below) and the $50.0 million August 2025 Notes, and share repurchases of $6.3 million, partially offset by net proceeds of $294.8 million from the issuance of the September 2028 Notes. At December 31, 2025, we had $66.8 million of cash and foreign currencies on hand, including $12.9 million of restricted cash.
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
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination of the August 2018 Credit Facility on June 30, 2020, Barings BDC Senior Funding I, LLC, our indirect wholly-owned Delaware limited liability company, became a subsidiary guarantor whose assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026. Effective November 5, 2024 we amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as we maintain an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065 million to $825 million, of which $100 million has been reallocated from revolving commitments to term loan commitments. Effective September 25, 2025, we repaid the $100.0 million term loan commitment, reducing the total commitments under the February 2019 Credit Facility to $725.0 million from $825.0 million. Effective November 13, 2025, we amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from November 5, 2028 to November 13, 2029; (b) extend the stated maturity date from November 5, 2029 to November 13, 2030; and (c) add a new €85.0 million term loan facility, increasing the total commitments under the February 2019 Credit Facility to $825 million from $725 million.
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 0.875% or (ii) term SOFR plus an applicable spread of 1.875% plus a credit spread adjustment of 0.10%. Borrowings denominated in certain foreign currencies, other than Australian dollars, bear interest on a per annum basis equal to the applicable currency rate for the foreign currency as defined in the credit agreement plus 1.875% or for borrowings denominated in Australian dollars, 1.875% plus the applicable Australian benchmark rate, which is defined as the applicable Australian dollar Screen Rate plus 0.20%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%.
In addition, we pay a commitment fee of 0.375% per annum on undrawn amounts of the February 2019 Credit Facility. In connection with entering into the February 2019 Credit Facility, we incurred financing fees of approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility. In connection with all amendments to the February 2019 Credit Facility, we incurred financing fees of approximately $12.5 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
As of December 31, 2025, we were in compliance with all covenants under the February 2019 Credit Facility and we had borrowings outstanding under the February 2019 Credit Facility denominated in Euros of €193.1 million ($226.8 million U.S. dollars) with an interest rate of 3.847% (one month EURIBOR of 1.972%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Consolidated Statements of Operations.

The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2025, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $226.8 million. See “Note 4. Borrowings - February 20219 Credit Facility” to our Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The August 2020 NPA contained certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding could have declared all August 2025 Notes then outstanding to be immediately due and payable.
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
The Series B Notes matured on November 4, 2025, and the Series C Notes will mature on November 4, 2027 unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. Interest on the November Notes is due semiannually in May and November, beginning in May 2021. In addition, we are obligated to offer to repay the November Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the November 2020 NPA, we could have redeemed the Series B Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2025, a make-whole premium. Subject to the terms of the November 2020 NPA, we may redeem the Series C Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2027, a make-whole premium. The November Notes are guaranteed by certain of our subsidiaries, and are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2025, we were in compliance with all covenants under the November 2020 NPA.
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
As of December 31, 2025, the fair value of the outstanding Series C Notes was $111.4 million. The fair value determinations of the Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of December 31, 2025, we were in compliance with all covenants under the February 2021 NPA.
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
As of December 31, 2025, the fair value of the outstanding Series D Notes and the Series E Notes was $79.4 million and $67.9 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2026 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture. As of December 31, 2025, we were in compliance with all covenants under the November 2026 Notes Indenture.
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
As of December 31, 2025, the fair value of the outstanding November 2026 Notes was $340.9 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2029 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940

Act, whether or not we are subject to those requirements (but giving effect to exemptive relief granted to us by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture. As of December 31, 2025, we were in compliance with all covenants under the February 2029 Notes Indenture.
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

As of December 31, 2025, the fair value of the outstanding February 2029 Notes was $303.3 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 7.00% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $3.3 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The September 2028 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to us by the

SEC), and to provide financial information to the holders of the September 2028 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2028 Notes Indenture. As of December 31, 2025, we were in compliance with all covenants under the September 2028 Notes Indenture.
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
As of December 31, 2025, the fair value of the outstanding September 2028 Notes was $297.9 million. The fair value determinations of the September 2028 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the September 2028 Notes, on September 15, 2025, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 5.20% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.059%. The swap transaction matures on September 15, 2028. The interest expense related to the September 2028 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $(2.1) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2028 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Share Repurchase Program
On February 22, 2024, our Board authorized the Prior Share Repurchase Program. Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases was determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2025. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the year ended December 31, 2025, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 20, 2025, our Board authorized a 12-month Share Repurchase Program. Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2025, we repurchased a total of 702,054 shares of common stock in the open market under the Share Repurchase Program at an average price of $9.04 per share, including brokerage commissions.

Distributions to Stockholders
We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, when we declare a dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested (net of applicable withholding tax) in shares of our common stock, rather than receiving cash dividends.
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
Valuation of Investments
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
As of December 31, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 207% of our total net assets, as compared to approximately 206% of our total net assets as of December 31, 2024.
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
Valuation of Investments in Jocassee, Thompson Rivers, Waccamaw River and Sierra JV
As Jocassee, Thompson Rivers, Waccamaw River and Sierra JV are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee and other income for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$7,375	$6,817	$6,949
Management, valuation and other fees	2,484	1,728	2,261
Royalty income	374	422	—
Total Recurring Fee and Other Income	10,233	8,967	9,210
Non-Recurring Fee and Other Income:
Prepayment fees	1,181	847	510
Acceleration of unamortized loan origination fees	3,845	4,834	1,476
Advisory, loan amendment and other fees	2,446	2,244	2,205
Total Non-Recurring Fee and Other Income	7,472	7,925	4,191
Total Fee and Other Income	$17,705	$16,892	$13,401
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

PIK interest and dividend income for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
PIK interest income	$18,998	$15,736	$18,128
PIK interest income as a % of investment income	6.8%	5.5%	6.3%
PIK dividend income	$11,329	$10,477	$9,006
PIK dividend income as a % of investment income	4.1%	3.7%	3.1%
Total PIK income	$30,327	$26,213	$27,134
Total PIK income as a % of investment income	10.9%	9.2%	9.4%
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

Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in 2024 and 2025, the U.S. Federal Reserve announced several benchmark rate cuts. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of December 31, 2025, approximately $1,900.5 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of December 31, 2025, approximately $826.8 million (principal amount) of our borrowings bore interest at variable rates (approximately 57.4% of our total borrowings as of December 31, 2025) under the February 2019 Credit Facility, the February 2029 Notes and the September 2028 Notes. See “Note 4. Borrowings” to our Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the February 2019 Credit Facility, the February 2029 Notes and the September 2028 Notes.
Based on our December 31, 2025 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$57,016	$24,804	$32,212
Up 200 basis points	38,010	16,536	21,474
Up 100 basis points	19,005	8,268	10,737
Down 25 basis points	(4,751)	(2,067)	(2,684)
Down 50 basis points	(9,503)	(4,134)	(5,369)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” in the Notes to our Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of December 31, 2025, we had borrowings under the February 2019 Credit Facility denominated in Euros of €193.1 million ($226.8 million U.S. dollars) with an interest rate of 3.847% (one month EURIBOR of 1.972%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025, we believed we have adequate financial resources to satisfy our unfunded commitments. The balance of unused commitments to extend financing as of December 31, 2025 was as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
Accelevation LLC	Delayed Draw Term Loan	$401
Accelevation LLC	Revolver	793
Accurus Aerospace Corporation(2)	Revolver	2,017
AD Bidco, Inc.	Delayed Draw Term Loan	391

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
AD Bidco, Inc.	Revolver	1,303
Adhefin International(3)	Delayed Draw Term Loan	446
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	2,443
AirX Climate Solutions, Inc.(2)	Revolver	814
Americo Chemical Products, LLC	Revolver	471
Application Boot Camp LLC(2)	Revolver	528
Arc Education(3)	Delayed Draw Term Loan	724
ARC Interco Purchaser, LLC	Delayed Draw Term Loan	1,178
ARC Interco Purchaser, LLC	Revolver	728
Argus Intermediate, LLC(2)	Delayed Draw Term Loan	4,580
Argus Intermediate, LLC(2)	Revolver	549
Armstrong Transport Group (Pele Buyer, LLC)(2)	Revolver	898
Artemis Bidco Limited(3)	Delayed Draw Term Loan	446
ASC Communications, LLC(2)	Revolver	1,089
ATL II MRO Holdings Inc.	Revolver	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,274
Azalea Buyer, Inc.	Revolver	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	399
Basin Innovation Group, LLC	Revolver	1,858
Beyond Risk Management, Inc.	Delayed Draw Term Loan	879
Bitly, Inc.(2)	Revolver	189
BKF Buyer, Inc.(2)	Revolver	2,970
BLI Buyer, Inc.(2)	Delayed Draw Term Loan	752
BLI Buyer, Inc.(2)	Revolver	634
BrightSign LLC	Revolver	332
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	696
Broadway Buyer, LLC	Delayed Draw Term Loan	1,649
Broadway Buyer, LLC	Revolver	967
Caldwell & Gregory LLC	Delayed Draw Term Loan	417
Caldwell & Gregory LLC	Revolver	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	53
Cascade Residential Services LLC	Revolver	331
CCFF Buyer, LLC	Delayed Draw Term Loan	1,257
CCFF Buyer, LLC	Revolver	1,047
Ceres Pharma NV(3)	Delayed Draw Term Loan	163
CGI Parent, LLC	Revolver	1,653
CH Buyer, LLC	Revolver	55
CloudOne Digital Corp.	Revolver	2,707
Comply365, LLC	Revolver	807
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	461
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	7,304
Credit Key Funding II LLC(2)	Revolver	870
CW Group Holdings, LLC	Delayed Draw Term Loan	7,446
DAWGS Intermediate Holdings Co.	Revolver	1,802

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
DecksDirect, LLC(2)	Revolver	85
DISA Holdings Corp.	Revolver	314
Discovery Buyer, L.P.	Delayed Draw Term Loan	2,646
Discovery Buyer, L.P.	Revolver	1,793
Durare Bidco, LLC	Delayed Draw Term Loan	968
Durare Bidco, LLC	Revolver	969
EB Development(3)	Capex / Acquisition Facility	242
EB Development(3)	Delayed Draw Term Loan	627
Eclipse Business Capital, LLC	Revolver	12,818
EMI Porta Holdco LLC(2)	Revolver	2,195
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619
Expert Institute Group Inc.	Delayed Draw Term Loan	2,005
Expert Institute Group Inc.	Revolver	701
Express Wash Acquisition Company, LLC(2)	Revolver	193
EZ SMBO Bidco(3)	Delayed Draw Term Loan	703
Forest Buyer, LLC	Revolver	298
GB Eagle Buyer, Inc.	Revolver	2,316
GCDL LLC	Delayed Draw Term Loan	108
GCDL LLC	Revolver	108
GMES LLC	Delayed Draw Term Loan	1,253
GMES LLC	Revolver	916
GMF Parent, Inc.	Delayed Draw Term Loan	1,195
GMF Parent, Inc.	Revolver	468
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	51
Greenhill II BV(3)	Delayed Draw Term Loan	585
Groupe Product Life(2)(3)	Delayed Draw Term Loan	2,704
Haystack Holdings LLC	Delayed Draw Term Loan	4,086
Haystack Holdings LLC	Revolver	1,416
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	113
Heavy Construction Systems Specialists, LLC	Revolver	2,632
HemaSource, Inc.	Delayed Draw Term Loan	368
HemaSource, Inc.	Revolver	1,804
High Street Buyer Inc.	Delayed Draw Term Loan	1,800
HomeX Services Group LLC	Delayed Draw Term Loan	221
HomeX Services Group LLC	Revolver	304
HS Advisory Buyer LLC	Delayed Draw Term Loan	652
HS Advisory Buyer LLC	Revolver	600
HSL Compliance(4)	Delayed Draw Term Loan	2,152
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045
HTI Technology & Industries(2)	Revolver	1,364
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	162
Hydratech Holdings, Inc.(2)	Revolver	522
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816
Ice House America, L.L.C.(2)	Revolver	72

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
International Fleet Financing No.2 B.V.(2)(3)	Revolver	947
Interstellar Group B.V.(3)	Delayed Draw Term Loan	628
InvoCare Limited(5)	Delayed Draw Term Loan	296
ITI Intermodal, Inc.	Revolver	1,031
Jocassee Partners LLC	Joint Venture	65,000
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	529
KAMC Holdings Inc.	Revolver	476
Kanawha Scales & Systems, LLC(2)	Delayed Draw Term Loan	407
Kanawha Scales & Systems, LLC(2)	Revolver	144
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67
Keystone Bidco B.V.(3)	Revolver	42
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	103
Lattice Group Holdings Bidco Limited(2)	Capex / Acquisition Facility	778
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	72
Lattice Group Holdings Bidco Limited(2)	Revolver	18
LeadsOnline, LLC	Revolver	2,603
LHS Borrower, LLC	Revolver	725
Lockmasters Security Intermediate, Inc.	Delayed Draw Term Loan	1,024
Lockmasters Security Intermediate, Inc.	Revolver	868
Maia Bidco Limited(2)(4)	Delayed Draw Term Loan	1,350
Maia Bidco Limited(2)(4)	Revolver	337
Marmoutier Holding B.V.(2)(3)	Term Loan	42
MB Purchaser, LLC	Delayed Draw Term Loan	1,350
MB Purchaser, LLC	Revolver	769
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	4,837
Media Recovery, Inc. (SpotSee)	Revolver	635
Media Recovery, Inc. (SpotSee)(4)	Revolver	797
Megawatt Acquisitionco, Inc.(2)	Revolver	665
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	778
MIV Buyer, LLC	Delayed Draw Term Loan	1,260
MIV Buyer, LLC	Revolver	311
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	952
Momentum Textiles, LLC(2)	Revolver	923
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	593
MSI Express Inc.(2)	Revolver	723
NAW Buyer LLC	Delayed Draw Term Loan	4,554
NAW Buyer LLC	Revolver	1,894
Next Holdco, LLC	Revolver	733
NF Holdco, LLC(2)	Revolver	630
Northstar Recycling, LLC	Revolver	3,527
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	255
OAC Holdings I Corp	Revolver	1,370
OSP AFS Buyer, LLC(2)	Delayed Draw Term Loan	5,699
OSP AFS Buyer, LLC(2)	Revolver	1,309

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
OSP Hamilton Purchaser, LLC	Revolver	1,145
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	735
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	584
Owl Intermediate Holdings, LLC(2)	Revolver	1,900
Polara Enterprises, L.L.C.	Revolver	949
PowerGEM Buyer, Inc.	Delayed Draw Term Loan	782
PowerGEM Buyer, Inc.	Revolver	579
Premium Invest(3)	Capex / Acquisition Facility	1,820
ProfitOptics, LLC(2)	Revolver	484
Pro-Vision Solutions Holdings, LLC	Revolver	1,932
Qima Finance LTD	Capex / Acquisition Facility	655
R1 Holdings, LLC(2)	Revolver	219
Randys Holdings, Inc.	Delayed Draw Term Loan	630
Randys Holdings, Inc.	Revolver	1,865
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,956
Rapid Buyer LLC(2)	Revolver	1,478
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	1,111
Real Chemistry Intermediate III, Inc.(2)	Revolver	1,000
Recon Buyer LLC(2)	Delayed Draw Term Loan	4,837
Recon Buyer LLC(2)	Revolver	612
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	145
RKD Group, LLC	Delayed Draw Term Loan	1,645
RKD Group, LLC	Revolver	1,135
Rocade Holdings LLC(2)	Delayed Draw Term Loan	7,133
Rocade Holdings LLC(2)	Preferred Equity	7,000
Rock Labor LLC	Revolver	1,103
ROI Solutions LLC	Delayed Draw Term Loan	2,256
ROI Solutions LLC	Revolver	3,138
RPX Corporation	Revolver	3,024
Ruby Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	642
Saab Purchaser, Inc.(2)	Revolver	2,394
Sanoptis S.A.R.L.(3)	Term Loan	2,786
Sapphire Bidco S.A.R.L.(3)	Delayed Draw Term Loan	1,048
SBP Holdings LP	Delayed Draw Term Loan	7,905
SBP Holdings LP	Revolver	3,250
Scout Bidco B.V.(2)(3)	Revolver	680
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	2,051
SCP CDH Buyer, Inc.	Revolver	974
SCP Medical Products, LLC.	Revolver	213
Screenvision, LLC	Revolver	613
Security Holdings B.V.(2)(3)	Revolver	822
Sinari Invest(2)(3)	Delayed Draw Term Loan	509
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	2,729
Skyvault Holdings LLC(2)	Equity	910

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
SmartShift Group, Inc.	Revolver	1,651
Solo Buyer, L.P.(2)	Revolver	1,130
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	1,041
SPATCO Energy Solutions, LLC	Revolver	1,188
Spatial Business Systems LLC	Revolver	406
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	1,953
Superjet Buyer, LLC	Delayed Draw Term Loan	292
Superjet Buyer, LLC	Revolver	1,459
SVI International LLC	Revolver	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	3,455
Swoop Intermediate III, Inc.	Revolver	818
Syntax Midco 2 Inc.(2)	Delayed Draw Term Loan	601
Syntax Midco 2 Inc.(2)	Revolver	1,763
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	1,123
TA KHP Aggregator, L.P.	Revolver	448
Tank Holding Corp(2)	Revolver	873
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,217
TAPCO Buyer LLC	Revolver	1,415
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	169
Techone B.V.(3)	Revolver	558
Tencarva Machinery Company, LLC	Delayed Draw Term Loan	7,144
Tencarva Machinery Company, LLC	Revolver	2,103
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	3,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	2,261
THG Acquisition, LLC	Delayed Draw Term Loan	1,629
THG Acquisition, LLC	Revolver	1,314
Transportation Insight, LLC(2)	Revolver	1,281
Trintech, Inc.	Revolver	383
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	7,596
TSYL Corporate Buyer, Inc.	Revolver	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	117
UHY Advisors, Inc.	Delayed Draw Term Loan	8,143
UHY Advisors, Inc.	Revolver	2,494
Unither (Uniholding)(3)	Delayed Draw Term Loan	259
Unosquare, LLC(2)	Delayed Draw Term Loan	2,106
Unosquare, LLC(2)	Revolver	661
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	12,065
Whitcraft Holdings, Inc.	Delayed Draw Term Loan	171
Whitcraft Holdings, Inc.	Revolver	1,886
Woodland Foods, LLC(2)	Line of Credit	2,793

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
World 50, Inc.	Revolver	973
WWEC Holdings III Corp	Revolver	2,484
Zelda Luxco S.A.S(3)	Delayed Draw Term Loan	1,249
Total unused commitments to extend financing		$400,635
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
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of December 31, 2025 and 2024, we had guaranteed €6.0 million ($7.0 million U.S. dollars) and €9.9 million ($10.3 million U.S. dollars) respectively, relating to credit facilities among Erste Bank and MVC Automotive Group GmbH (“MVC Auto”), that mature on June 30, 2026. As of December 31, 2025 we had guaranteed €4.0 million ($4.7 million U.S. dollars) relating to a credit facility among Santander Consumer Bank GmbH and MVC Auto, which will be in place for the holding period of the associated asset, unless terminated earlier in accordance with the terms of the credit facility. We would be required to make payments to Erste Bank and Santander Consumer Bank GmbH if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
Recent Developments
Subsequent to December 31, 2025, we made approximately $47.6 million of new commitments, of which $37.9 million closed and funded. The $37.9 million of investments consists of $22.9 million of first lien senior secured debt investments, $14.7 million of second lien senior secured debt investments and $0.3 million of equity investments. The weighted average yield of the debt investments was 8.6%. In addition, we funded $16.3 million of previously committed revolvers and delayed draw term loans.
On February 19, 2026, the Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

On February 19, 2026, the Board declared a quarterly distribution of $0.26 per share payable on March 11, 2026 to holders of record as of March 4, 2026.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of Part III of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Share Repurchase Program
On February 19, 2026, the Board authorized a new 12-month share repurchase program. Under the program, we may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
Fees and Expenses
The following table is being provided to update, as of December 31, 2025, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-282335) that automatically became effective on September 26, 2024. The information is intended to assist you in understanding the fees and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K, or any filing under the Securities Act into which this Annual Report on Form 10-K is incorporated by reference, contains a reference to fees or expenses paid by “you”, “us”, or “the Company” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—%	(1)
Offering expenses	—%	(2)
Dividend reinvestment plan expenses	None	(3)
Total stockholder transaction expenses	—%
Annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fee	2.9%	(5)
Incentive fees payable under the Barings BDC Advisory Agreement	2.7%	(6)
Interest payments on borrowed funds	6.8%	(7)
Other expenses	0.7%	(8)
Acquired fund fees and expenses	0.5%	(9)
Total annual expenses	13.6%
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
(4) Net assets attributable to common stock equal net assets as of December 31, 2025.
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
(7) Interest payments on borrowed funds represents our interest expense for the year ended December 31, 2025. At December 31, 2025, the weighted average effective interest rate for total outstanding debt was 4.866%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(8) “Other expenses” include expenses incurred under the Administration Agreement between us and Barings, Board fees, directors’ and officers’ insurance costs, as well as legal and accounting expenses. The percentage presented in the table reflects actual amounts incurred during the year ended December 31, 2025.
(9) Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act (“Acquired Funds”). This amount includes the estimated annual fees and expenses of Jocassee Partners LLC, our joint venture with South Carolina Retirement Systems Group Trust, Waccamaw River LLC, a limited liability company, and Sierra Senior Loan Strategy JV I LLC, our joint venture with MassMutual Ascend Life Insurance Company, which are our Acquired Funds as of December 31, 2025.
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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (assumes no return from net realized capital gains or net unrealized capital appreciation)	$109	$308	$484	$842
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (and thus subject to the Capital Gains Fee)	$119	$333	$518	$881
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
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.
The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Our definitive Proxy Statement will be filed with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2025.

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

4.10
Third Supplemental Indenture, dated as of September 15, 2025, relating to the 5.200% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00733) filed with the SEC on September 15, 2025 and incorporated herein by reference).

4.11	Form of 5.200% Notes due 2028 (Incorporated by reference to Exhibit 4.10 hereto).

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

10.4
Investment Management Agreement, dated August 3, 2018, between Barings BDC Senior Funding I, LLC and Barings LLC (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2018 and incorporated herein by reference).

10.5
Stock Transfer Agency Agreement between the Registrant and Computershare, Inc. (as successor to The Bank of New York) (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008 and incorporated herein by reference).

10.6†
Form of Indemnification Agreement. (Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018 and incorporated herein by reference).

Number	Exhibit
10.7
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

10.8
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

10.10
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated August 3, 2020 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2020 and incorporated herein by reference).

10.11
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

10.13
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated February 25, 2021 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2021 and incorporated herein by reference).

10.14
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

10.15
Second Amended and Restated Investment Advisory Agreement, dated February 25, 2022, by and between Barings BDC, Inc. and Barings LLC (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022 and incorporated herein by reference).

10.16
Credit Support Agreement, dated February 25, 2022, by and between Barings BDC, Inc. and Barings LLC (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2022 and incorporated herein by reference).

10.17
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

10.18
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

Number	Exhibit
10.19
Amendment No. 4 to Senior Secured Revolving Credit Agreement, dated as of May 9, 2023, by and among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2023 and incorporated herein by reference).

10.20
Third Amended and Restated Investment Advisory Agreement, dated June 24, 2023, by and between Barings BDC, Inc. and Barings LLC (Filed as Exhibit (g)(1) to the Registrant’s Registration Statement on Form N-2 filed with the Securities and Exchange Commission on July 14, 2023 and incorporated herein by reference).

10.21
Amendment No. 5 to Senior Secured Revolving Credit Agreement, dated as of July 2, 2024, by and among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING, as administrative agent. (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024 and incorporated herein by reference)

10.22
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

10.23	Termination and Cancellation Agreement (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2025).

10.24
First Amendment dated November 13, 2025 to the Amended and Restated Senior Secured Credit Agreement, dated as of November 5, 2024, by and among, among others, Barings BDC, Inc., as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00733) filed with the SEC on November 17, 2025 and incorporated herein by reference).

19.1
Insider Trading Policy (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 814-00733) filed with the Securities and Exchange Commission on February 20, 2025 and incorporated herein by reference).

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Number	Exhibit
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
^	Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 19, 2026

BARINGS BDC, INC.

By:	/s/ Thomas Q. McDonnell
Name: Thomas Q. McDonnell
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Q. McDonnell	Chief Executive Officer (Principal Executive Officer)	February 19, 2026
Thomas Q. McDonnell

/s/ Elizabeth A. Murray	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 19, 2026
Elizabeth A. Murray

/s/ Rosa J. Epperson	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026
Rosa J. Epperson

/s/ Eric Lloyd	Executive Chairman of the Board	February 19, 2026
Eric Lloyd

/s/ Valerie Lancaster-Beal	Director	February 19, 2026
Valerie Lancaster-Beal

/s/ Steve Byers	Director	February 19, 2026
Steve Byers

/s/ Robert C. Knapp	Director	February 19, 2026
Robert C. Knapp

/s/ David Mihalick	Director	February 19, 2026
David Mihalick

/s/ Mark F. Mulhern	Director	February 19, 2026
Mark F. Mulhern

/s/ Thomas W. Okel	Director	February 19, 2026
Thomas W. Okel

/s/ Jill Olmstead	Director	February 19, 2026
Jill Olmstead

/s/ John A. Switzer	Director	February 19, 2026
John A. Switzer

Barings BDC, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings BDC, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Barings BDC, Inc. and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, agent banks, the underlying investee or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Accompanying Supplemental Information
We have also previously audited, in accordance with the standards of the PCAOB, the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2023, 2022, and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2022 and 2021 (none of which is presented herein), and we expressed unqualified opinions on those consolidated financial statements. The senior securities information included in Part II, Item 5 of the Annual Report on Form 10-K of the Company as of December 31, 2025, under the caption “Senior Securities” (the Senior

Securities Table), has been subjected to audit procedures performed in conjunction with the audit of the Company’s respective consolidated financial statements. The Senior Securities Table is the responsibility of the Company’s management. Our audit procedures included determining whether the Senior Securities Table reconciles to the respective consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the Senior Securities Table. In forming our opinion on the Senior Securities Table, we evaluated whether the Senior Securities Table, including its form and content, is presented in conformity with the instructions to Form N-2. In our opinion, the Senior Securities Table is fairly stated, in all material respects, in relation to the respective consolidated financial statements as a whole.
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
/s/ KPMG LLP
New York, New York
February 19, 2026

Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,951,962 and $2,033,716 as of December 31, 2025 and 2024, respectively)	$1,916,364	$1,972,373
Affiliate investments (cost of $386,190 and $382,848 as of December 31, 2025 and 2024, respectively)	399,183	397,236
Control investments (cost of $86,128 and $106,132 as of December 31, 2025 and 2024, respectively)	82,977	79,663
Total investments at fair value	2,398,524	2,449,272
Cash (restricted cash of $12,933 and $13,493 as of December 31, 2025 and 2024, respectively)	51,891	74,381
Foreign currencies (cost of $14,922 and $17,343 as of December 31, 2025 and 2024, respectively)	14,889	16,958
Interest and fees receivable	41,415	39,914
Prepaid expenses and other assets	981	1,745
Credit support agreements (cost of $44,400 and $58,000 as of December 31, 2025 and 2024, respectively)	60,500	63,450
Derivative assets	3,515	24,816
Deferred financing fees	8,681	8,697
Receivable from unsettled transactions	55,987	16,427
Total assets	$2,636,383	$2,695,660
Liabilities:
Accounts payable and accrued liabilities	$7,379	$5,567
Interest payable	18,451	16,245
Administrative fees payable	381	540
Base management fees payable	8,562	7,888
Incentive management fees payable	7,019	7,871
Derivative liabilities	3,619	9,394
Payable from unsettled transactions	183	7,380
Borrowings under credit facility	226,786	438,590
Notes payable (net of deferred financing fees)	1,203,321	1,011,831
Total liabilities	1,475,701	1,505,306
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 104,706,884 and 105,408,938 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	104	105
Additional paid-in capital	1,862,834	1,846,977
Total distributable earnings (loss)	(702,256)	(656,728)
Total net assets	1,160,682	1,190,354
Total liabilities and net assets	$2,636,383	$2,695,660
Net asset value per share	$11.09	$11.29
    See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$185,455	$207,288	$216,326
Affiliate investments	4,406	3,579	2,175
Control investments	608	395	1,288
Total interest income	190,469	211,262	219,789
Dividend income:
Non-Control / Non-Affiliate investments	8,929	6,174	3,983
Affiliate investments	39,415	34,961	32,934
Control investments	2,817	—	—
Total dividend income	51,161	41,135	36,917
Fee and other income:
Non-Control / Non-Affiliate investments	17,389	16,484	12,951
Affiliate investments	239	352	337
Control investments	77	56	113
Total fee and other income	17,705	16,892	13,401
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	16,625	12,861	15,280
Affiliate investments	1,424	713	936
Control investments	949	2,162	1,912
Total payment-in-kind interest income	18,998	15,736	18,128
Interest income from cash	877	1,144	966
Total investment income	279,210	286,169	289,201
Operating expenses:
Interest and other financing fees	85,080	85,516	84,711
Base management fee (Note 2)	33,189	32,404	32,649
Incentive management fees (Note 2)	31,508	23,757	32,046
General and administrative expenses (Note 2)	7,815	9,832	9,984
Total operating expenses	157,592	151,509	159,390
Net investment income before taxes	121,618	134,660	129,811
Income taxes, including excise tax expense	3,775	3,466	1,686
Net investment income after taxes	$117,843	$131,194	$128,125

Barings BDC, Inc. Consolidated Statements of Operations - (Continued) (in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(10,242)	$(18,749)	$(59,469)
Affiliate investments	(4,791)	(4,179)	(64)
Control investments	(24,453)	(845)	—
Net realized gains (losses) on investments	(39,486)	(23,773)	(59,533)
Credit support agreements	9,400	—	—
Foreign currency transactions	7,639	(535)	4,160
Forward currency contracts	(287)	(13,804)	(7,377)
Net realized gains (losses)	(22,734)	(38,112)	(62,750)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	18,853	(5,436)	83,134
Affiliate investments	3,998	(9,169)	7,260
Control investments	23,319	(14,226)	(23,000)
Net unrealized appreciation (depreciation) on investments	46,170	(28,831)	67,394
Credit support agreements	10,650	5,650	4,714
Foreign currency transactions	(28,715)	9,306	(13,389)
Forward currency contracts	(21,184)	31,082	3,905
Net unrealized appreciation (depreciation)	6,921	17,207	62,624
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(15,813)	(20,905)	(126)
Provision for taxes	(106)	—	—
Net increase (decrease) in net assets resulting from operations	$101,924	$110,289	$127,999
Net investment income per share — basic and diluted	$1.12	$1.24	$1.20
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.97	$1.04	$1.20
Dividends / distributions per share:
Regular quarterly dividends / distributions	$1.04	$1.04	$1.02
Special dividends / distributions	0.15	—	—
Total dividends / distributions per share	$1.19	$1.04	$1.02
Weighted average number of shares outstanding — basic and diluted	105,200,841	105,793,123	107,040,677

See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
	Number of Shares	Par Value			Total Net Assets
Balance, January 1, 2023	107,916,166	$108	$1,855,975	$(663,754)	$1,192,329
Net investment income	—	—	—	128,125	128,125
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(62,750)	(62,750)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	62,624	62,624
Return of capital, merger and other tax related adjustments	—	—	13,252	(13,252)	—
Distributions of net investment income	—	—	—	(108,997)	(108,997)
Purchase of shares in repurchase plan	(1,849,096)	(2)	(14,770)	—	(14,772)
Balance, December 31, 2023	106,067,070	$106	$1,854,457	$(658,004)	$1,196,559
Net investment income	—	—	—	131,194	131,194
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(38,112)	(38,112)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	17,207	17,207
Return of capital and other tax related adjustments	—	—	(1,039)	1,039	—
Distributions of net investment income	—	—	—	(110,052)	(110,052)
Purchase of shares in repurchase plan	(658,132)	(1)	(6,441)	—	(6,442)
Balance, December 31, 2024	105,408,938	$105	$1,846,977	$(656,728)	$1,190,354
Net investment income	—	—	—	117,843	117,843
Net realized loss on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(22,734)	(22,734)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	6,921	6,921
Provision for taxes	—	—	—	(106)	(106)
Return of capital and other tax related adjustments	—	—	22,205	(22,205)	—
Distributions of net investment income	—	—	—	(125,247)	(125,247)
Purchase of shares in repurchase plan	(702,054)	(1)	(6,348)	—	(6,349)
Balance, December 31, 2025	104,706,884	$104	$1,862,834	$(702,256)	$1,160,682
See accompanying notes.

Barings BDC, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$101,924	$110,289	$127,999
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(698,053)	(637,440)	(614,648)
Repayments received / sales of portfolio investments	734,886	641,752	593,505
Loan origination and other fees received	11,607	8,694	8,286
Net realized (gain) loss on investments	39,486	23,773	59,533
Net realized (gain) loss of CSAs	(9,400)	—	—
Net realized (gain) loss on foreign currency transactions	(7,639)	535	(4,160)
Net realized (gain) loss on forward currency contracts	287	13,804	7,377
Net unrealized (appreciation) depreciation on investments	(46,170)	28,831	(67,394)
Net unrealized (appreciation) depreciation of CSAs	(10,650)	(5,650)	(4,714)
Net unrealized (appreciation) depreciation on foreign currency transactions	28,715	(9,306)	13,389
Net unrealized (appreciation) depreciation on forward currency contracts	21,184	(31,082)	(3,905)
Payment-in-kind interest / dividends	(24,527)	(18,245)	(26,540)
Amortization of deferred financing fees	5,275	4,684	3,285
Accretion of loan origination and other fees	(11,220)	(11,651)	(8,425)
Amortization / accretion of purchased loan premium / discount	(1,130)	(1,092)	(1,895)
Proceeds from termination of CSA	23,000	—	—
Payments for derivative contracts	(27,448)	(24,075)	(21,742)
Proceeds from derivative contracts	27,161	10,271	14,365
Changes in operating assets and liabilities:
Interest and fees receivable	317	8,417	(6,431)
Prepaid expenses and other assets	764	(203)	(462)
Accounts payable and accrued liabilities	(24)	2,048	8,710
Interest payable	2,197	7,807	811
Net cash provided by (used in) operating activities	160,542	122,161	76,944
Cash flows from financing activities:
Borrowings under credit facility	539,988	206,500	93,447
Repayments of credit facility	(774,066)	(477,568)	(113,105)
Proceeds from notes	300,000	300,000	—
Repayments of notes	(112,500)	—	—
Financing fees paid	(6,927)	(13,788)	(2,404)
Purchases of shares in repurchase plan	(6,349)	(6,442)	(14,772)
Cash dividends / distributions paid	(125,247)	(110,052)	(108,997)
Net cash provided by (used in) financing activities	(185,101)	(101,350)	(145,831)
Net increase (decrease) in cash and foreign currencies	(24,559)	20,811	(68,887)
Cash and foreign currencies, beginning of period	91,339	70,528	139,415
Cash and foreign currencies, end of period	$66,780	$91,339	$70,528
Supplemental Information:
Cash paid for interest	$74,022	$68,189	$79,409
Excise taxes paid during the period	4,001	1,936	1,012
See accompanying notes.

Barings BDC, Inc.
Consolidated Schedule of Investments
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	04/22	04/28	$13,056	$12,969	$12,951	1.1%	(7)(8)(13)
Accurus Aerospace Corporation	Revolver	SOFR + 4.75%, 8.8% Cash	04/22	04/28	288	275	270	—%	(7)(8)(13)(30)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	11/22	11/28	19,116	18,868	18,939	1.6%	(7)(8)(13)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.25%, 9.2% Cash	11/22	11/28	—	(37)	(31)	—%	(7)(8)(13)(30)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	655	651	655	0.1%	(7)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/22	12/30	8,467	8,355	8,382	0.7%	(7)(8)(13)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/22	12/30	—	(35)	(23)	—%	(7)(8)(13)(30)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	11/19	02/29	1,263	1,159	1,263	0.1%	(3)(7)(8)(11)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	11/19	02/29	6,526	6,460	6,526	0.6%	(3)(7)(8)(14)
M-Personal Protection Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/24	09/31	4,139	3,773	4,139	0.4%	(3)(7)(8)(10)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/24	03/30	4,118	4,059	4,023	0.3%	(7)(8)(13)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.2% Cash	03/24	03/30	—	(9)	(15)	—%	(7)(8)(13)(30)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	03/21	03/28	1,599	1,602	1,599	0.1%	(3)(7)(8)(11)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	03/21	03/28	320	295	320	—%	(3)(7)(8)(11)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.6% Cash	03/21	03/27	2,300	2,299	2,300	0.2%	(3)(7)(8)(11)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	12/20	12/26	7,220	7,195	7,176	0.6%	(7)(8)(13)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.00%, 4.8% Cash, 6.8% PIK	02/21	02/27	14,380	14,332	12,583	1.1%	(7)(8)(13)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/24	09/31	12,966	12,759	12,845	1.1%	(7)(8)(13)(30)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	02/23	09/31	—	(40)	(17)	—%	(7)(8)(13)(30)
Subtotal Aerospace & Defense (8.1%)*					96,413	94,930	93,885
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.9% Cash	07/22	07/30	4,545	4,435	3,986	0.3%	(7)(8)(13)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	03/22	03/29	3,285	3,253	3,285	0.3%	(7)(8)(13)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.0% Cash	03/22	03/28	—	(11)	—	—%	(7)(8)(13)(30)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	11/29	12,685	12,459	12,552	1.1%	(7)(8)(12)(30)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	11/29	—	(32)	(19)	—%	(7)(8)(12)(30)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/25	11/31	1,959	1,876	1,874	0.2%	(7)(8)(13)(30)
Recon Buyer LLC	Revolver	SOFR + 4.75%, 8.6% Cash	11/25	11/31	—	(7)	(8)	—%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	07/24	07/30	7,463	7,327	7,374	0.6%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	07/24	07/30	—	(18)	(12)	—%	(7)(8)(13)(30)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.7% Cash	03/24	03/30	639	630	639	0.1%	(7)(8)(13)
SVI International LLC	Revolver	SOFR + 6.75%, 10.7% Cash	03/24	03/30	—	(1)	—	—%	(7)(8)(13)(30)
Subtotal Automotive (2.6%)*					30,576	29,911	29,671

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	SONIA + 8.50%, 13.0% PIK	05/25	05/32	$6,174	$5,984	$5,310	0.5%	(3)(7)
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	02/21	03/28	3,875	3,928	3,875	0.3%	(3)(7)(8)(16)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	10/21	10/27	1,775	1,763	1,775	0.2%	(7)(8)(13)(30)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	07/25	07/31	4,830	4,785	4,830	0.4%	(7)(8)(12)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.7% Cash	03/25	02/32	1,775	1,629	1,731	0.1%	(3)(7)(8)(16)(30)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	12/25	11/30	4,870	4,749	4,748	0.4%	(7)(8)(13)(30)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.2% Cash	12/25	12/30	—	(9)	(9)	—%	(7)(8)(13)(30)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% Cash	11/23	11/30	4,422	3,948	4,369	0.4%	(3)(7)(8)(11)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	10/23	09/30	5,473	4,838	5,434	0.5%	(3)(7)(8)(11)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	09/19	09/26	3,557	3,676	3,521	0.3%	(3)(7)(8)(11)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	07/25	07/32	200	188	188	—%	(7)(8)(13)(30)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 7.6% Cash	05/21	05/28	2,936	2,971	2,916	0.3%	(3)(7)(8)(10)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/25	08/31	4,966	4,896	4,905	0.4%	(7)(8)(13)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	2,992	2,886	2,883	0.2%	(7)(8)(12)(30)
OSP AFS Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	—	(16)	(16)	—%	(7)(8)(12)(30)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	04/25	04/32	2,483	2,449	2,345	0.2%	(7)(8)(13)(30)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	04/25	04/32	—	(20)	(86)	—%	(7)(8)(13)(30)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash, 4.0% PIK	12/21	06/26	53,406	52,856	48,065	4.1%	(7)(8)(13)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	06/21	12/30	9,924	8,919	9,842	0.8%	(3)(7)(8)(10)(30)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 8.9% Cash	10/24	10/31	12,092	12,040	12,042	1.0%	(3)(7)(8)(13)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/21	12/28	7,862	7,765	7,768	0.7%	(7)(8)(12)(30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.75%, 8.5% Cash	10/21	12/28	—	(16)	(18)	—%	(7)(8)(12)(30)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/24	10/31	5,444	5,384	5,401	0.5%	(7)(8)(12)(30)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	10/24	10/31	199	186	190	—%	(7)(8)(12)(30)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	11/21	06/26	8,114	8,095	8,008	0.7%	(7)(8)(13)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/23	12/27	10,900	10,696	10,900	0.9%	(7)(8)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (13.0%)*					158,269	154,570	150,917
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 12.0% Cash	04/25	03/29	11,014	10,827	11,014	0.9%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.1% PIK	02/24	05/26	2,400	2,383	2,400	0.2%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.1% PIK	02/24	05/26	881	881	881	0.1%	(7)(8)(13)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 9.00%, 13.1% PIK	02/24	05/26	4,870	4,786	4,870	0.4%	(7)(8)(13)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.1% PIK	02/24	05/26	683	683	683	0.1%	(7)(8)(13)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	$2,234	$2,200	$2,200	0.2%	(7)(8)(13)(30)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(5)	(5)	—%	(7)(8)(13)(30)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.7% Cash	04/21	04/28	7,239	7,142	7,239	0.6%	(3)(7)(8)(10)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	05/23	04/28	1,157	1,019	1,157	0.1%	(3)(7)(8)(23)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	12/21	12/28	2,436	2,274	2,146	0.2%	(3)(7)(8)(10)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	12/21	12/28	17,208	17,019	17,036	1.5%	(7)(8)(13)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	12/21	12/28	—	(22)	(28)	—%	(7)(8)(13)(30)
Subtotal Beverage, Food, & Tobacco (4.3%)*					50,122	49,187	49,593
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/23	11/29	3,271	3,234	3,222	0.3%	(7)(8)(13)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	11/23	11/29	3,273	3,187	3,249	0.3%	(7)(8)(13)(30)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.6% Cash	11/23	11/29	—	(12)	—	—%	(7)(8)(13)(30)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	07/22	07/29	2,701	2,336	2,701	0.2%	(3)(7)(8)(10)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash, 5.0% PIK	03/23	07/29	14,547	14,005	11,347	1.0%	(7)(8)(13)
Brown Machine Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	10/18	10/26	6,072	6,063	5,513	0.5%	(7)(8)(13)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	11/21	11/28	1,303	1,292	1,303	0.1%	(3)(7)(8)(13)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/31	1,794	1,778	1,791	0.2%	(7)(8)(13)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/31	343	325	339	—%	(7)(8)(13)(30)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	11/25	10/32	424	416	415	—%	(7)(8)(13)(30)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.25%, 8.1% Cash	11/25	10/32	26	24	24	—%	(7)(8)(13)(30)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/21	12/27	944	938	944	0.1%	(7)(8)(13)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.3% Cash	12/21	12/27	316	307	316	—%	(7)(8)(13)(30)
Process Equipment, Inc. (ProcessBarron)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	03/19	09/26	5,270	5,258	5,254	0.5%	(7)(8)(14)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	07/23	07/29	5,688	5,600	5,022	0.4%	(7)(8)(13)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.1% Cash	07/23	07/29	1,014	999	896	0.1%	(7)(8)(13)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/24	10/30	5,425	5,348	4,897	0.4%	(7)(8)(14)(30)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.5% Cash	10/24	10/30	—	(13)	(93)	—%	(7)(8)(14)(30)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/30	9,597	9,477	9,492	0.8%	(7)(8)(12)
TAPCO Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/30	—	(17)	(16)	—%	(7)(8)(12)(30)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/21	12/27	7,626	7,457	7,507	0.6%	(7)(8)(13)(30)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	12/21	12/27	—	(17)	(17)	—%	(7)(8)(13)(30)
Subtotal Capital Equipment (5.5%)*					69,634	67,985	64,106
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/23	04/29	4,937	4,872	4,875	0.4%	(7)(8)(12)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/23	04/29	—	(7)	(6)	—%	(7)(8)(12)(30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 7.3% Cash	11/21	10/28	6,268	5,754	6,225	0.5%	(3)(7)(8)(10)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.7% Cash	06/22	10/28	$1,019	$1,019	$1,012	0.1%	(3)(7)(8)(13)
G 3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	10/25	10/31	11,905	11,672	11,667	1.0%	(7)(8)(13)
Polymer Solutions Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% PIK	02/22	10/26	994	994	364	—%	(7)(8)(13)(26)(28)
Subtotal Chemicals, Plastics, & Rubber (2.1%)*					25,123	24,304	24,137
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/24	08/30	8,077	7,985	7,988	0.7%	(7)(8)(12)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	08/24	08/30	—	(32)	(33)	—%	(7)(8)(12)(30)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/21	12/27	12,032	11,942	10,985	0.9%	(7)(8)(13)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 9.6% Cash	12/21	12/27	771	752	513	—%	(7)(8)(13)(30)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/25	09/31	7,710	7,602	7,609	0.7%	(7)(8)(13)(30)
GMES LLC	Revolver	SOFR + 5.25%, 8.9% Cash	09/25	09/31	102	90	90	—%	(7)(8)(13)(30)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	05/25	09/27	3,225	3,199	3,199	0.3%	(7)(8)(13)(30)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	05/25	09/27	—	(5)	(5)	—%	(7)(8)(13)(30)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/21	08/27	268	267	268	—%	(7)(8)(12)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	2,933	2,933	2,933	0.3%	(7)
Subtotal Construction & Building (2.9%)*					35,118	34,733	33,547
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.4% Cash, 0.3% PIK	12/21	12/28	1,490	1,480	988	0.1%	(7)(8)(13)
DecksDirect, LLC	Revolver	SOFR + 6.25%, 10.2% Cash	12/21	12/28	296	294	168	—%	(7)(8)(13)(30)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.75%, 12.6% Cash	10/23	10/28	12,474	12,244	12,474	1.1%	(7)(8)(13)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.5% Cash	07/22	01/26	11,091	11,086	10,394	0.9%	(7)(8)(13)(30)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.5% Cash	07/22	01/26	—	(1)	(72)	—%	(7)(8)(13)(30)
Lifestyle Intermediate II, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.9% Cash	02/22	12/27	2,895	2,895	2,094	0.2%	(7)(8)(13)(28)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/25	03/29	7,291	7,231	7,218	0.6%	(7)(8)(13)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	03/25	03/29	—	(7)	(9)	—%	(7)(8)(13)(30)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	11/21	11/27	4,660	4,622	4,609	0.4%	(7)(8)(13)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	756	745	717	0.1%	(7)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	297	295	269	—%	(7)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	03/22	09/30	4,193	4,098	4,013	0.3%	(3)(7)(8)(16)
Subtotal Consumer goods: Durable (3.7%)*					45,443	44,982	42,863
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	02/21	02/28	8,221	8,182	8,188	0.7%	(3)(7)(8)(11)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	02/24	02/30	6,009	5,905	5,953	0.5%	(7)(8)(14)(30)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.1% Cash	02/24	02/30	—	(15)	(8)	—%	(7)(8)(14)(30)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.0% Cash	04/24	04/29	925	827	862	0.1%	(3)(7)(8)(16)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.5% Cash	04/24	04/29	3,162	3,010	3,209	0.3%	(3)(8)(12)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	01/24	01/30	$4,577	$4,499	$4,312	0.4%	(7)(8)(13)(30)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.9% Cash	01/24	01/30	378	372	356	—%	(7)(8)(13)(30)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.9% Cash	12/20	12/26	7,420	8,170	7,420	0.6%	(3)(7)(8)(19)(30)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/20	12/28	9,422	9,396	9,422	0.8%	(7)(8)(13)
Subtotal Consumer goods: Non-durable (3.4%)*					40,114	40,346	39,714
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	10/25	10/31	2,580	2,548	2,547	0.2%	(7)(8)(13)(30)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.8% Cash	10/25	10/31	—	(6)	(6)	—%	(7)(8)(13)(30)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	818	805	807	0.1%	(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.1% Cash	05/22	05/30	13,692	13,521	13,692	1.2%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	3,468	3,416	3,468	0.3%	(7)(8)(15)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	1,771	1,750	1,771	0.2%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	—	(8)	—	—%	(7)(8)(13)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(10)	—	—%	(7)(8)(15)(30)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	03/25	03/31	2,233	2,209	2,205	0.2%	(7)(8)(12)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.4% Cash	03/25	03/31	1,318	1,296	1,291	0.1%	(7)(8)(13)(30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.7% Cash	06/21	06/28	3,719	3,707	3,589	0.3%	(3)(7)(8)(10)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	03/22	03/28	7,821	7,743	7,743	0.7%	(7)(8)(12)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	05/23	03/28	3,009	2,963	2,985	0.3%	(7)(8)(12)
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.6% Cash	03/22	03/28	—	(8)	(9)	—%	(7)(8)(12)(30)
Subtotal Containers, Packaging, & Glass (3.5%)*					40,429	39,926	40,083
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/22	10/28	12,122	11,977	12,049	1.0%	(7)(8)(13)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 8.7% Cash	10/22	10/28	—	(29)	(15)	—%	(7)(8)(13)(30)
Subtotal Energy: Electricity (1.0%)*					12,122	11,948	12,034
Environmental Industries
CTS US Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	11/25	11/31	3,793	3,718	3,717	0.3%	(3)(7)(8)(13)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	02/21	01/27	6,230	6,210	6,230	0.5%	(7)(8)(13)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.65%, 8.3% Cash	12/24	12/30	12,606	12,478	12,490	1.1%	(7)(8)(13)
Northstar Recycling, LLC	Revolver	SOFR + 4.65%, 8.3% Cash	12/24	12/30	—	(35)	(32)	—%	(7)(8)(13)(30)
Subtotal Environmental Industries (1.9%)*					22,629	22,371	22,405
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	13,999	11,875	7,546	0.7%	(3)(7)(31)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	361	350	361	—%	(3)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	6,972	5,991	6,575	0.6%	(3)(7)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	11/21	11/28	449	408	449	—%	(3)(7)(8)(10)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	$2,604	$2,528	$2,604	0.2%	(3)(7)(8)(16)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.2% Cash	11/21	11/27	1,609	1,683	1,609	0.1%	(3)(7)(8)(18)(30)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	98	96	268	—%	(3)(7)(30)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 10.3% PIK	06/21	12/26	2,100	1,850	161	—%	(3)(7)(8)(20)(26)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	10/21	10/28	3,636	3,306	3,593	0.3%	(3)(7)(8)(11)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	05/25	05/30	666	646	666	0.1%	(3)(7)(8)(11)(30)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	05/24	05/29	3,991	3,903	3,963	0.3%	(7)(8)(13)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	11/24	11/31	2,067	1,793	2,056	0.2%	(3)(7)(8)(10)(30)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 5.85%, 7.9% Cash	01/23	01/29	1,789	1,632	1,787	0.2%	(3)(7)(8)(10)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash, 3.3% PIK	03/22	03/29	5,489	5,070	5,077	0.4%	(3)(7)(8)(11)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/24	03/30	6,087	6,016	6,054	0.5%	(7)(8)(13)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/24	03/30	—	(5)	(2)	—%	(7)(8)(13)(30)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.6% Cash	08/24	08/30	507	501	501	—%	(7)(8)(13)(30)
GCDL LLC	Revolver	SOFR + 6.00%, 9.6% Cash	08/24	08/30	—	(1)	(1)	—%	(7)(8)(13)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	509	477	239	—%	(3)(7)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% PIK	06/22	06/29	505	444	—	—%	(3)(7)(8)(9)(26)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% Cash	10/22	10/29	555	467	447	—%	(3)(7)(8)(10)(30)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	09/22	09/28	811	771	714	0.1%	(3)(7)(8)(18)(30)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	15,628	15,507	14,690	1.3%	(7)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/23	08/29	2,496	2,449	2,467	0.2%	(7)(8)(12)(30)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	08/23	08/29	—	(28)	(18)	—%	(7)(8)(12)(30)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash, 1.0% PIK	03/21	09/27	3,794	3,721	3,225	0.3%	(7)(8)(13)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 6.5% Cash	07/25	03/27	1,554	1,720	1,533	0.1%	(3)(7)(8)(22)(30)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	08/24	08/31	931	862	931	0.1%	(3)(7)(8)(11)(30)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.4% Cash	08/24	05/31	11	9	11	—%	(3)(7)(8)(11)(30)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	12/21	12/28	2,425	2,275	2,327	0.2%	(3)(7)(8)(11)(30)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	2,350	2,213	2,164	0.2%	(3)(7)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 9.8% Cash	02/22	10/27	10,021	9,970	9,763	0.8%	(3)(8)(15)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 10.9% Cash	11/21	11/29	4,421	4,399	897	0.1%	(8)(13)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.10%, 8.8% Cash	07/23	07/30	1,998	1,894	1,998	0.2%	(3)(7)(8)(15)(30)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.7% Cash	03/22	03/28	13,420	14,329	13,420	1.2%	(3)(7)(8)(18)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.18%, 7.2% Cash	09/22	10/29	2,393	2,004	2,393	0.2%	(3)(7)(8)(10)(30)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.6% Cash	08/23	07/29	3,930	3,850	4,826	0.4%	(3)(7)(8)(12)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.0% Cash	06/21	06/28	3,079	3,188	2,925	0.3%	(3)(7)(8)(16)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.2% Cash	12/19	12/26	$2,537	$2,399	$2,537	0.2%	(3)(7)(8)(10)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/22	12/26	1,200	1,200	1,200	0.1%	(3)(7)(8)(13)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 12.0% Cash	10/23	10/29	29	29	29	—%	(7)(8)(12)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.0% Cash	10/23	10/29	595	587	592	0.1%	(7)(8)(12)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	06/22	07/29	4,359	3,753	4,258	0.4%	(3)(7)(8)(10)(30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.0% Cash	06/22	07/29	3,322	2,786	3,275	0.3%	(3)(7)(8)(24)
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/31	6,975	6,885	6,885	0.6%	(7)(8)(13)(30)
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/31	—	(10)	(10)	—%	(7)(8)(13)(30)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	2,034	2,010	2,022	0.4%	(7)(8)(13)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	—	(2)	(1)	0.4%	(7)(8)(13)(30)
Smile Brands Group Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	10/18	10/27	5,347	5,323	4,577	0.4%	(7)(8)(13)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.1% Cash	12/20	11/27	7,081	6,776	7,081	0.6%	(3)(7)(8)(15)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.4% Cash	11/23	08/30	1,030	939	1,028	0.1%	(3)(7)(8)(16)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	1,977	1,960	1,977	0.1%	(7)(8)(12)(30)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(4)	—	0.1%	(7)(8)(12)(30)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	06/25	06/32	1,030	1,010	1,012	0.1%	(7)(8)(13)(30)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 7.9% Cash	06/25	06/32	—	(4)	(4)	0.1%	(7)(8)(13)(30)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.5% Cash	06/25	12/32	2,245	2,218	2,226	0.1%	(7)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.5% Cash	06/22	06/29	1,067	957	1,049	0.1%	(3)(7)(8)(16)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.70%, 6.7% Cash	03/23	03/30	472	415	471	—%	(3)(7)(8)(10)(30)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	06/31	2,417	2,355	2,362	0.2%	(7)(8)(12)(30)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	06/25	06/31	—	(9)	(8)	—%	(7)(8)(12)(30)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 4.4% PIK	03/25	04/30	46,007	44,441	44,443	3.8%	(7)(8)(13)
Subtotal Healthcare & Pharmaceuticals (16.8%)*					212,979	204,177	195,220
High Tech Industries
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.0% Cash, 3.2% PIK	07/22	07/29	1,906	1,666	1,752	0.2%	(3)(7)(8)(16)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash, 3.2% PIK	07/22	07/29	2,222	1,944	2,042	0.2%	(3)(7)(8)(11)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.1% Cash, 3.2% PIK	07/22	07/29	138	136	127	—%	(3)(7)(8)(14)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,086	934	974	0.1%	(3)(7)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/25	11/31	4,811	4,764	4,763	0.4%	(7)(8)(13)
Bitly, Inc.	Revolver	SOFR + 4.75%, 8.6% Cash	11/25	11/31	—	(2)	(2)	—%	(7)(8)(13)(30)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.2% Cash	05/25	05/31	872	858	872	0.1%	(7)(8)(13)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 10.2% Cash	05/25	05/31	—	(1)	—	—%	(7)(8)(13)(30)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.5% Cash	10/22	10/29	$5,469	$4,574	$5,469	0.5%	(3)(7)(8)(10)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/21	01/27	5,173	5,074	5,173	0.4%	(7)(8)(13)(30)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	02/25	02/32	17,078	16,859	16,904	1.5%	(7)(8)(13)(30)
Discovery Buyer, L.P.	Revolver	SOFR + 4.75%, 8.6% Cash	02/25	02/32	—	(20)	(16)	—%	(7)(8)(13)(30)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	08/25	08/32	1,413	1,390	1,392	0.1%	(7)(8)(13)(30)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	08/25	08/32	—	(9)	(8)	—%	(7)(8)(13)(30)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	07/21	07/29	14,476	14,319	14,476	1.2%	(7)(8)(13)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash, 1.0% PIK	12/22	12/29	714	443	581	0.1%	(3)(7)(8)(11)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash, 1.0% PIK	12/22	12/29	350	221	284	—%	(3)(7)(8)(13)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.3% Cash, 1.0% PIK	12/22	12/29	1,099	651	894	0.1%	(3)(7)(8)(16)
Eurofins Digital Testing International LUX Holding SARL	Second Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.2% PIK	10/25	10/32	4,071	1,427	—	—%	(3)(7)(8)(11)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.8% Cash	04/25	04/32	927	912	916	0.1%	(3)(7)(8)(20)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	04/25	04/32	576	520	561	—%	(3)(7)(8)(11)(30)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	8.0% PIK	04/25	04/32	683	627	675	0.1%	(3)(7)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	08/31	9,337	9,337	9,337	0.8%	(7)(8)(12)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	6,577	6,501	6,566	0.6%	(7)(8)(14)(30)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	—	(10)	(1)	—%	(7)(8)(14)(30)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/21	11/28	7,147	7,092	7,147	0.6%	(7)(8)(13)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/21	11/27	—	(17)	—	—%	(7)(8)(13)(30)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	12/18	05/26	10,132	10,116	10,132	0.9%	(7)(8)(13)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.5% Cash	05/22	05/29	738	716	731	0.1%	(3)(7)(8)(14)(30)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.5% Cash	05/22	05/29	155	155	154	—%	(3)(7)(8)(16)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.50%, 9.5% Cash	05/22	11/28	18	17	18	—%	(3)(7)(8)(14)(30)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	12/25	11/32	2,508	2,465	2,464	0.2%	(3)(7)(8)(13)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	12/25	11/32	873	843	846	0.1%	(3)(7)(8)(15)(30)
Maia Bidco Limited	Revolver	SONIA + 5.25%, 9.2% Cash	12/25	11/32	—	(6)	—	—%	(3)(7)(8)(15)(30)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/23	09/29	12,903	12,612	12,816	1.1%	(7)(8)(13)(30)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/23	09/29	—	(29)	(9)	—%	(7)(8)(13)(30)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	01/23	01/30	2,808	2,535	2,808	0.2%	(3)(7)(8)(11)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	11/23	11/30	22,150	21,937	22,055	1.9%	(7)(8)(13)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	11/23	11/29	—	(7)	(3)	—%	(7)(8)(13)(30)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	12/23	12/30	$1,074	$979	$1,074	0.1%	(3)(7)(8)(10)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	12/21	12/29	18,245	18,059	18,094	1.6%	(7)(8)(13)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	12/21	12/29	687	669	672	0.1%	(7)(8)(13)(30)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	10/25	10/31	4,265	4,202	4,201	0.4%	(7)(8)(12)
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	10/25	10/31	—	(11)	(11)	—%	(7)(8)(12)(30)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/21	10/32	13,320	13,236	13,253	1.1%	(7)(8)(13)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/24	11/31	4,903	4,858	4,867	0.4%	(7)(8)(13)(30)
PowerGEM Buyer, Inc.	Revolver	SOFR + 5.00%, 8.8% Cash	11/24	11/31	—	(5)	(4)	—%	(7)(8)(13)(30)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	03/22	03/28	1,595	1,583	1,595	0.1%	(7)(8)(12)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 9.6% Cash	03/22	03/28	—	(4)	—	—%	(7)(8)(12)(30)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	81	81	78	—%	(7)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	7,709	7,618	7,678	0.7%	(7)(8)(12)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	145	122	137	—%	(7)(8)(12)(30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/22	05/29	960	853	960	0.1%	(3)(7)(8)(10)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	05/22	05/29	1,411	1,397	1,411	0.1%	(3)(7)(8)(13)
RA Outdoors, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% PIK	02/22	06/27	15,229	14,971	9,785	0.8%	(7)(8)(14)(26)(28)
RA Outdoors, LLC	Revolver	SOFR + 6.75%, 11.1% PIK	02/22	06/27	1,430	1,430	919	0.1%	(7)(8)(14)(26)(28)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	13,628	13,509	13,505	1.2%	(7)(8)(13)
Saab Purchaser, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	—	(20)	(22)	—%	(7)(8)(13)(30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	3,752	3,374	3,456	0.3%	(3)(7)(8)(11)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	08/23	05/29	443	443	408	—%	(3)(7)(8)(14)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 7.5% Cash	05/22	05/29	453	443	364	—%	(3)(7)(8)(11)(30)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	07/23	07/30	2,146	1,951	1,872	0.2%	(3)(7)(8)(10)(30)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	05/28	2,887	2,838	1,844	0.2%	(8)(13)
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/25	10/32	2,640	2,600	2,599	0.2%	(7)(8)(12)(30)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	10/25	10/32	830	798	797	0.1%	(7)(8)(12)(30)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	10/23	10/30	2,275	2,232	2,247	0.2%	(3)(7)(8)(13)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	07/25	07/32	1,752	1,688	1,707	0.1%	(3)(7)(8)(11)(30)
Subtotal High Tech Industries (19.5%)*					240,270	231,438	226,376
Hotel, Gaming, & Leisure
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	11/25	05/31	1,009	1,009	1,009	0.1%	(3)(7)(8)(13)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.8% Cash	05/25	05/31	1,307	1,265	1,307	0.1%	(3)(7)(8)(16)
Subtotal Hotel, Gaming, & Leisure (0.2%)*					2,316	2,274	2,316

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	07/22	07/28	$5,206	$5,176	$5,171	0.4%	(7)(8)(12)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	07/22	07/28	—	(5)	(7)	—%	(7)(8)(12)(30)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	12/21	05/30	4,291	4,244	4,249	0.4%	(7)(8)(13)(30)
Superjet Buyer, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	12/21	05/30	—	(13)	(13)	—%	(7)(8)(13)(30)
Subtotal Media: Advertising, Printing, & Publishing (0.8%)*					9,497	9,402	9,400
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.3% Cash	08/20	08/26	6,923	6,900	6,791	0.6%	(7)(8)(13)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/24	03/29	60	60	58	—%	(8)(13)
Subtotal Media: Broadcasting & Subscription (0.6%)*					6,983	6,960	6,849
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/27	5,023	5,005	5,023	0.4%	(7)(8)(12)
BrightSign LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/21	10/27	997	993	997	0.1%	(7)(8)(12)(30)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash, 2.5% PIK	05/19	04/28	11,452	11,442	11,452	1.0%	(7)(8)(14)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	04/22	04/29	247	223	247	—%	(3)(7)(8)(10)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	04/22	04/29	1,718	1,645	1,714	0.1%	(3)(7)(8)(15)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	11/20	11/27	1,762	1,724	1,570	0.1%	(3)(7)(8)(16)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	09/23	09/29	6,471	6,335	6,471	0.6%	(7)(8)(12)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.2% Cash	09/23	09/29	—	(21)	—	—%	(7)(8)(12)(30)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	04/25	04/30	5,184	5,092	5,095	0.4%	(7)(8)(13)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	04/25	04/30	—	(11)	(11)	—%	(7)(8)(13)(30)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.4% Cash	04/25	04/30	33,697	32,487	32,534	2.8%	(7)(8)(13)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	12/22	11/29	15,177	14,930	14,798	1.3%	(7)(8)(13)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.0% Cash	12/22	12/28	864	840	814	0.1%	(7)(8)(13)(30)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	06/21	06/30	13,285	13,172	13,232	1.1%	(7)(8)(13)
Subtotal Media: Diversified & Production (8.1%)*					95,877	93,856	93,936
Metals & Mining
Arch Global Precision LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/19	04/26	8,873	8,873	8,376	0.7%	(7)(8)(13)
Subtotal Metals & Mining (0.7%)*					8,873	8,873	8,376
Services: Business
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	01/25	01/31	1,221	1,201	1,221	0.1%	(7)(8)(12)(30)
Accelevation LLC	Revolver	SOFR + 4.50%, 8.4% Cash	01/25	01/31	159	147	159	—%	(7)(8)(12)(30)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.23%, 10.3% Cash	08/21	08/27	7,266	7,169	7,266	0.6%	(3)(7)(8)(13)
Acclime Holdings HK Limited	Subordinated Term Loan	15.0% Cash	05/25	04/30	234	230	234	—%	(3)(7)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	03/22	04/28	8,698	8,051	3,349	0.3%	(3)(7)(8)(10)(26)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	03/24	03/30	13,120	12,866	13,120	1.1%	(7)(8)(13)(30)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	03/24	03/30	—	(23)	—	—%	(7)(8)(13)(30)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 7.1% Cash	05/23	05/30	$2,376	$2,202	$2,311	0.2%	(3)(7)(8)(10)(30)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	03/23	03/30	5,510	4,938	5,510	0.5%	(3)(7)(8)(11)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 10.8% Cash	01/20	01/27	3,437	3,228	3,403	0.3%	(3)(7)(8)(15)
Apex Bidco Limited	Subordinated Senior Unsecured Term Loan	9.0% PIK	01/20	07/27	388	374	371	—%	(3)(7)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/25	11/31	3,016	2,974	2,974	0.3%	(7)(8)(13)(30)
ARC Interco Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/25	11/31	—	(7)	(7)	—%	(7)(8)(13)(30)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/24	11/31	629	564	618	0.1%	(3)(7)(8)(10)(30)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	12/19	12/26	1,644	1,545	1,562	0.1%	(3)(7)(8)(10)
Auxi International	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.9% Cash	04/21	12/26	901	913	856	0.1%	(3)(7)(8)(15)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	11/21	11/27	4,738	4,707	4,738	0.4%	(7)(8)(12)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.1% Cash	11/21	11/27	—	(3)	—	—%	(7)(8)(12)(30)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	2,042	2,031	2,042	0.2%	(7)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/24	12/30	7,665	7,563	7,665	0.7%	(7)(8)(14)(30)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/24	12/30	—	(23)	—	—%	(7)(8)(14)(30)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	02/24	05/27	10,598	9,680	10,598	0.9%	(7)(8)(9)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/21	08/29	4,064	4,040	4,064	0.4%	(7)(8)(12)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.5% Cash, 3.8% PIK	12/20	12/28	16,281	16,080	13,936	1.2%	(3)(7)(8)(16)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	2,174	2,136	2,136	0.2%	(7)(8)(13)(30)
Broadway Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(10)	(10)	—%	(7)(8)(13)(30)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/24	09/30	14,437	14,257	14,308	1.2%	(7)(8)(13)(30)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/24	09/30	—	(30)	(22)	—%	(7)(8)(13)(30)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	02/22	02/28	13,515	13,358	13,515	1.2%	(7)(8)(13)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	02/22	02/28	—	(12)	—	—%	(7)(8)(13)(30)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	08/25	08/31	12,293	12,147	12,160	1.0%	(7)(8)(13)
CloudOne Digital Corp.	Revolver	SOFR + 5.00%, 9.2% Cash	08/25	08/31	—	(32)	(29)	—%	(7)(8)(13)(30)
CMT Opco Holding, LLC (Concept Machine)	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash, 1.0% PIK	01/20	01/27	4,061	4,048	3,489	0.3%	(7)(8)(13)
CMT Opco Holding, LLC (Concept Machine)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash, 0.3% PIK	01/20	01/27	661	657	568	—%	(7)(8)(13)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	04/22	12/29	7,505	7,440	7,505	0.6%	(7)(8)(13)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	04/22	12/29	3,278	3,230	3,278	0.3%	(7)(8)(13)
Comply365, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	04/22	12/29	293	282	293	—%	(7)(8)(13)(30)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash, 0.3% PIK	09/21	09/28	5,620	5,448	5,477	0.5%	(3)(7)(8)(11)(30)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	11/22	09/28	6,880	6,773	6,880	0.6%	(7)(8)(13)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.6% Cash	11/22	09/28	114	108	114	—%	(7)(8)(13)(30)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	06/22	06/28	$1,000	$993	$1,000	0.1%	(3)(7)(8)(13)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	826	810	820	0.1%	(7)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	13.5% Cash	12/24	12/30	318	313	318	—%	(7)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	03/22	03/28	1,659	1,826	1,470	0.1%	(3)(7)(8)(18)(30)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	03/25	03/32	1,093	1,067	1,071	0.1%	(7)(8)(14)(30)
Expert Institute Group Inc.	Revolver	SOFR + 4.25%, 8.1% Cash	03/25	03/32	—	(6)	(5)	—%	(7)(8)(14)(30)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.35%, 7.4% Cash	07/22	07/29	1,762	1,579	1,762	0.2%	(3)(7)(8)(10)(30)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.2% Cash	10/22	10/29	5,501	4,525	5,501	0.5%	(3)(7)(8)(10)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/30	2,260	2,223	2,231	0.2%	(7)(8)(13)(30)
HS Advisory Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/30	—	(8)	(6)	—%	(7)(8)(13)(30)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	3,150	2,932	3,061	0.3%	(3)(7)(8)(15)(30)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/24	12/29	9,014	8,934	8,922	0.8%	(7)(8)(13)(30)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	09/24	12/29	683	672	671	0.1%	(7)(8)(13)(30)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	3,086	2,934	3,086	0.3%	(3)(7)(8)(11)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	08/22	08/29	1,834	1,630	1,637	0.1%	(3)(7)(8)(10)(30)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/22	10/29	5,862	4,857	5,788	0.5%	(3)(7)(8)(10)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	9,965	9,896	9,915	0.9%	(7)(8)(13)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(16)	(13)	—%	(7)(8)(13)(30)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	08/25	09/31	9,142	9,010	9,019	0.8%	(7)(8)(12)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	08/25	09/31	99	87	88	—%	(7)(8)(12)(30)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	04/22	09/27	8,771	8,706	8,464	0.7%	(7)(8)(13)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	01/24	01/30	3,822	3,766	3,771	0.3%	(7)(8)(12)(30)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	01/24	01/30	—	(8)	(8)	—%	(7)(8)(12)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	06/24	06/27	5,066	5,004	4,829	0.4%	(7)(8)(13)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	07/21	06/27	4,323	4,296	4,236	0.4%	(7)(8)(13)(30)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/25	09/31	3,073	3,021	3,024	0.3%	(7)(8)(13)(30)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/25	09/31	180	174	174	—%	(7)(8)(13)(30)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	03/23	04/29	6,219	6,102	5,921	0.5%	(7)(8)(13)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.2% Cash	03/23	04/29	475	457	422	—%	(7)(8)(13)(30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	06/21	06/28	348	356	345	—%	(3)(7)(8)(10)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	06/21	06/28	533	527	529	—%	(3)(7)(8)(13)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	02/20	06/26	2,115	1,959	2,115	0.2%	(3)(7)(8)(10)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 5.30%, 9.5% Cash	02/20	06/26	2,397	2,391	2,397	0.2%	(3)(7)(8)(13)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	07/25	07/32	2,865	2,791	2,799	0.2%	(3)(7)(8)(13)(30)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	$4,078	$4,061	$4,058	0.3%	(7)(8)(13)(30)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(4)	(4)	—%	(7)(8)(13)(30)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	08/20	02/28	11,176	11,152	11,176	1.0%	(7)(8)(14)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	05/25	05/31	12,159	12,020	12,039	1.0%	(7)(8)(13)(30)
RKD Group, LLC	Revolver	SOFR + 5.50%, 9.4% Cash	05/25	05/31	—	(11)	(10)	—%	(7)(8)(13)(30)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/24	10/29	9,194	9,037	9,078	0.8%	(7)(8)(13)(30)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/24	10/29	—	(41)	(32)	—%	(7)(8)(13)(30)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	08/24	08/30	21,701	21,435	21,484	1.9%	(7)(8)(12)
RPX Corporation	Revolver	SOFR + 5.50%, 9.3% Cash	08/24	08/30	—	(35)	(30)	—%	(7)(8)(12)(30)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.0% Cash	12/25	08/30	1,713	1,655	1,654	0.1%	(3)(7)(8)(18)(30)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	09/24	09/31	1,077	1,018	1,059	0.1%	(3)(7)(8)(10)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/25	04/32	1,844	1,774	1,793	0.2%	(3)(7)(8)(10)(30)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/23	03/28	8,628	8,438	8,615	0.7%	(7)(8)(12)(30)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.7% Cash	03/23	03/28	—	(31)	(3)	—%	(7)(8)(12)(30)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	1,833	1,817	1,558	0.1%	(7)(8)(13)
Scaled Agile, Inc.	Revolver	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	345	343	294	—%	(7)(8)(13)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	09/23	09/29	12,814	12,597	12,814	1.1%	(7)(8)(14)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	09/23	09/29	—	(26)	—	—%	(7)(8)(14)(30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/22	05/28	2,668	2,651	2,655	0.2%	(7)(8)(13)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.75%, 8.4% Cash	11/22	03/27	—	(1)	(1)	—%	(7)(8)(13)(30)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	10/21	04/27	2,500	2,490	2,475	0.2%	(3)(7)(8)(14)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	11/25	11/32	1,953	1,826	1,875	0.2%	(3)(7)(8)(15)(30)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.9% PIK	07/21	07/28	3,148	3,133	3,148	0.3%	(7)(14)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	11/22	11/29	1,825	1,515	1,779	0.2%	(3)(7)(8)(15)(30)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.8% Cash	06/24	07/30	833	809	821	0.1%	(3)(7)(8)(18)(30)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	11/21	11/28	4,127	3,831	4,114	0.4%	(3)(7)(8)(10)
Techone B.V.	Revolver	EURIBOR + 5.40%, 7.4% Cash	11/21	05/28	—	(23)	(2)	—%	(3)(7)(8)(10)(30)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	07/23	07/29	6,825	6,687	6,798	0.6%	(7)(8)(12)
Trintech, Inc.	Revolver	SOFR + 5.50%, 9.2% Cash	07/23	07/29	153	142	151	—%	(7)(8)(12)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/22	12/31	16,833	16,620	16,833	1.5%	(7)(8)(13)(30)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	12/22	12/31	—	(5)	—	—%	(7)(8)(13)(30)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	07/21	03/28	4,824	4,810	4,824	0.4%	(7)(8)(12)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	07/24	12/30	769	709	769	0.1%	(3)(7)(8)(10)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.1% Cash	12/23	12/30	$1,738	$1,494	$1,738	0.1%	(3)(7)(8)(21)(30)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/24	11/31	8,295	8,190	8,295	0.7%	(7)(8)(13)(30)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.6% Cash	11/24	11/31	1,013	991	1,013	0.1%	(7)(8)(13)(30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	11/18	06/26	17,906	17,856	17,906	1.5%	(7)(8)(12)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.9% Cash, 2.4% PIK	09/20	09/27	1,837	1,804	1,837	0.2%	(3)(7)(8)(10)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash, 2.4% PIK	02/21	09/27	3,668	3,646	3,668	0.3%	(3)(7)(8)(13)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	03/24	03/30	13,757	13,547	13,757	1.2%	(7)(8)(14)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.7% Cash	03/24	03/30	—	(14)	—	—%	(7)(8)(14)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	05/22	05/29	329	305	329	—%	(3)(7)(8)(11)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.5% Cash	05/22	05/29	9,465	8,694	9,465	0.8%	(3)(7)(8)(16)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.00%, 15.0% PIK	05/22	05/29	4,499	4,138	4,431	0.4%	(3)(7)(16)
Subtotal Services: Business (38.4%)*					457,786	445,091	445,227
Services: Consumer
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/25	04/31	1,215	1,199	1,201	0.1%	(7)(8)(13)
Application Boot Camp LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/25	04/31	—	(5)	(6)	—%	(7)(8)(13)(30)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	82	82	82	—%	(7)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash	07/22	07/29	991	892	962	0.1%	(3)(7)(8)(11)(30)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.0% Cash	10/20	10/27	6,929	6,524	6,354	0.5%	(3)(7)(8)(10)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% PIK	11/21	11/28	3,523	3,272	655	0.1%	(3)(7)(8)(10)(26)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.5% Cash	12/25	12/26	47	47	47	—%	(3)(7)(8)(10)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.5% PIK	12/25	12/30	376	376	376	—%	(3)(7)(8)(10)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	10/23	10/29	4,601	4,527	4,537	0.4%	(7)(8)(13)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.7% Cash	10/23	10/29	—	(5)	(5)	—%	(7)(8)(13)(30)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	09/25	09/30	3,478	3,428	3,429	0.3%	(7)(8)(13)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.2% Cash	04/25	04/31	3,269	3,240	3,096	0.3%	(7)(8)(13)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 10.2% Cash	04/25	04/31	—	(2)	(10)	—%	(7)(8)(13)(30)
FL Hawk Intermediate Holdings, Inc. (f/k/a/ Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/24	02/30	6,938	6,911	6,903	0.6%	(7)(8)(12)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 8.6% Cash	07/22	07/27	2,697	2,769	2,697	0.2%	(3)(7)(8)(18)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 7.5% Cash	07/22	07/27	632	670	632	0.1%	(3)(7)(8)(22)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/23	11/29	1,910	1,882	1,899	0.2%	(7)(8)(12)(30)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/23	12/31	34	29	32	—%	(7)(8)(12)(30)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.7% Cash	11/23	11/29	2,159	2,072	2,159	0.2%	(3)(7)(8)(18)(30)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	$13,020	$12,959	$13,020	1.1%	(7)(8)(14)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	06/25	12/28	93	92	63	—%	(3)(7)(8)(11)(30)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 7.6% Cash	12/21	06/27	187	157	146	—%	(3)(7)(8)(10)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	03/24	12/28	213	184	166	—%	(3)(7)(8)(10)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/20	12/26	10,113	10,050	10,012	0.9%	(7)(8)(14)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.6% Cash	09/21	09/26	1,839	1,981	1,829	0.2%	(3)(7)(8)(17)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.2% Cash	03/25	03/32	3,219	2,909	3,163	0.3%	(3)(7)(8)(10)
Subtotal Services: Consumer (5.5%)*					67,565	66,240	63,439
Structured Product
AMMC CLO 22, Limited Series 2018-22A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	04/31	7,222	381	—	—%	(3)(7)(28)(29)
Apidos CLO XXIV, Series 2016-24A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/27	18,358	3,464	2,755	0.2%	(3)(28)
Catawba River Limited	Structured - Junior Note	N/A	10/22	10/31	4,598	3,900	1,868	0.2%	(3)(7)(29)
Dryden 49 Senior Loan Fund, Series 2017-49A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/30	17,233	2,043	2	—%	(3)(28)(29)
Magnetite XIX, Limited	Subordinated Notes	SOFR + 8.00%, 11.9% Cash	02/22	04/34	5,250	5,250	5,043	0.4%	(3)(8)(13)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	9,274	9,274	9,132	0.8%	(3)(7)
Sound Point CLO XX, Ltd.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/31	4,489	1,389	21	—%	(3)(28)(29)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.4% Cash	03/25	01/32	4,844	4,844	4,965	0.4%	(3)(7)(8)(13)
US Bank National Association Series 2025-2	Structured Note - Class R	SOFR + 7.00%, 10.9% Cash	09/25	08/32	4,594	4,594	4,594	0.4%	(3)(8)(12)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	488	488	482	—%	(3)
VOYA CLO 2015-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/27	10,736	2,434	41	—%	(3)(28)(29)
VOYA CLO 2016-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/28	11,088	673	1	—%	(3)(28)(29)
Subtotal Structured Product (2.6%)*					98,902	39,462	29,628
Telecommunications
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.00%, 8.9% Cash	08/22	08/29	3,113	3,163	3,098	0.3%	(3)(7)(8)(25)(30)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.5% Cash	12/21	07/29	2,732	2,719	2,732	0.2%	(3)(7)(8)(18)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.1% Cash	09/20	09/27	12,574	11,915	12,323	1.1%	(3)(7)(8)(15)
Subtotal Telecommunications (1.6%)*					18,419	17,797	18,153
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/25	12/31	3,816	3,733	3,732	0.3%	(7)(8)(13)(30)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/25	12/31	627	616	616	0.1%	(7)(8)(13)(30)
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/19	12/26	6,498	6,485	6,407	0.6%	(7)(8)(14)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Armstrong Transport Group (Pele Buyer, LLC)	Revolver	SOFR + 5.00%, 8.7% Cash	08/25	12/26	$10	$3	$(3)	—%	(7)(8)(14)(30)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.0% Cash	11/21	11/29	9,469	9,376	$9,450	0.8%	(7)(8)(12)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/20	12/26	3,994	3,980	3,994	0.3%	(7)(8)(12)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	05/27	4,496	4,463	4,496	0.4%	(7)(8)(13)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.85%, 8.7% Cash	04/22	11/28	6,667	6,573	6,667	0.6%	(3)(7)(8)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	12/21	12/27	11,955	11,799	11,955	1.0%	(7)(8)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	12/21	12/27	793	787	793	0.1%	(7)(8)(13)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.2% Cash	12/21	12/27	226	211	226	—%	(7)(8)(13)(30)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	12/28	6,049	5,942	5,879	0.5%	(7)(8)(14)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	1,854	1,818	1,796	0.2%	(7)(8)(14)(30)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.8% Cash	11/24	05/30	2,760	2,760	2,081	0.2%	(7)(8)(13)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 14.4% Cash	11/25	11/29	258	258	258	—%	(7)(8)(13)(30)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 13.9% Cash	11/24	11/29	1,112	1,095	1,112	0.1%	(7)(8)(13)
Transportation Insight, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash, 1.0% PIK	08/18	06/27	11,236	11,211	6,876	0.6%	(7)(8)(12)
Transportation Insight, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash, 1.0% PIK	12/25	03/26	26	26	26	—%	(7)(8)(12)
Transportation Insight, LLC	Revolver	SOFR + 4.50%, 8.3% Cash, 1.0% PIK	12/25	03/26	—	(39)	—	—%	(7)(8)(12)(30)
Subtotal Transportation: Cargo (5.7%)*					71,846	71,097	66,361
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	08/30	2,403	2,403	2,361	0.2%	(7)(8)(13)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	2,429	2,429	2,385	0.2%	(7)(8)(13)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	2,429	2,429	2,386	0.2%	(7)(8)(13)
International Fleet Financing No.2 B.V.	Class C Senior Secured Note	10.5% Cash	07/25	06/27	8,522	8,398	8,275	0.7%	(3)(7)(30)
Subtotal Transportation: Consumer (1.3%)*					15,783	15,659	15,407
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	08/25	08/31	5,434	5,357	5,364	0.5%	(7)(8)(13)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 9.1% Cash	08/25	08/31	165	156	157	—%	(7)(8)(13)(30)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,076	2,887	3,058	0.3%	(7)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/22	10/28	7,284	7,198	7,218	0.6%	(7)(8)(13)
Spatial Business Systems LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/22	10/28	—	(5)	(4)	—%	(7)(8)(13)(30)
Subtotal Utilities: Electric (1.4%)*					15,959	15,593	15,793
Subtotal Debt Investments (155.0%)*					1,949,047	1,843,112	1,799,436
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	LLC Units		04/25		18,151.3	$18	$6	—%	(7)(29)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Accurus Aerospace Corporation	Common Stock		04/22		437,623.3	$438	$149	—%	(7)(29)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	383	—%	(7)(29)
GB Eagle Buyer, Inc.	Partnership Units		12/22		687	687	2,025	0.2%	(7)(29)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		205	21	—	—%	(7)(29)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		1,842	184	153	—%	(7)(29)
Whitcraft Holdings, Inc.	LP Units		02/23		63,087.1	631	1,164	0.1%	(7)(29)
Subtotal Aerospace & Defense (0.3%)*						2,104	3,880
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	334	—%	(7)(29)
Randys Holdings, Inc.	Common Stock		11/22		5,333	533	690	0.1%	(7)(29)
Recon Buyer LLC	LLC Units		11/25		116.2	116	116	—%	(7)(29)
SPATCO Energy Solutions, LLC	Common Stock		07/24		280,957	281	309	—%	(7)(29)
SVI International LLC	LLC Units		03/24		207,921	208	378	—%	(7)
Velocity Pooling Vehicle, LLC	Common Stock		02/22		4,676	60	2	—%	(7)(28)(29)
Velocity Pooling Vehicle, LLC	Warrants		02/22		5,591	72	3	—%	(7)(28)(29)
Subtotal Automotive (0.2%)*						1,725	1,832
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		279,230	3,341	4,110	0.4%	(29)
Aegros Holdco 2 Ltd	Common Stock		05/25		889,464	12	610	0.1%	(3)(7)(29)
Bishop Street Underwriters, LLC	LLC Units		07/25		188,809.2	287	361	—%	(7)(29)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		732,019	2,567	2,557	0.2%	(7)
Credit Key Funding II LLC	Warrants		12/25		862,753	—	—	—%	(7)(29)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		2,777,264	2,777	2,861	0.2%	(3)(7)(29)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		2,828,286	2,828	2,970	0.3%	(3)(7)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash, 7.5% PIK	03/25		59,462.7	10,835	10,842	0.9%	(7)
ICREDITWORKS LLC	Warrants		03/25		23,692.2	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class A		12/21		2.5582	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class B		12/21		0.8634	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0888	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2471	—	—	—%	(7)(29)
Resolute Investment Managers, Inc.	Common Stock		03/24		38,571	—	—	—%	(7)(28)(29)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,704	0.4%	(3)(7)(28)(29)
Subtotal Banking, Finance, Insurance, & Real Estate (2.5%)*						23,847	29,015
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	1,518	0.1%	(7)(29)
GMF Parent, Inc.	LLC Units		12/25		138	138	138	—%	(7)(29)
Woodland Foods, LLC	Common Stock		12/21		1,663.30	1,663	1,815	0.2%	(7)(29)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	12/21		364.00	519	551	—%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		94.60	143	145	—%	(7)
Subtotal Beverage, Food, & Tobacco (0.4%)*						2,463	4,167

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		346.9	$347	$409	—%	(7)(29)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,409	741	1,974	0.2%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		281	281	72	—%	(7)(29)
Rapid Buyer LLC	LLC Units		10/24		533	533	377	—%	(7)(29)
TAPCO Buyer LLC	LLC Units		11/24		339	364	523	—%	(7)(29)
Subtotal Capital Equipment (0.3%)*						2,266	3,355
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	108	—%	(7)(29)
Aptus 1829. GmbH	Preferred Stock		09/21		13	120	68	—%	(3)(7)(29)
Aptus 1829. GmbH	Common Stock		09/21		48	12	—	—%	(3)(7)(29)
Polymer Solutions Group Holdings, LLC	Common Stock		02/22		74	—	—	—%	(7)(28)(29)
Subtotal Chemicals, Plastics, & Rubber (—%)*						220	176
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		1,004,467	1,004	1,145	0.1%	(7)(29)
MNS Buyer, Inc.	Partnership Units		08/21		76,923	77	186	—%	(7)(29)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		243.81	1,562	2,438	0.2%	(7)
Ocelot Holdco LLC	Common Stock		10/23		186.67	—	2,831	0.2%	(7)(29)
Subtotal Construction & Building (0.6%)*						2,643	6,600
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(29)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(29)
DecksDirect, LLC	Preferred Stock	13.0% PIK	03/25		9.5	11	—	—%	(7)
Lifestyle Intermediate II, LLC	Class A Common Units		01/25		16,173.0	—	—	—%	(7)(28)(29)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		202,393.6	202	160	—%	(7)(29)
RTIC Subsidiary Holdings, LLC	Class A Preferred Stock		02/22		145.347	4	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class B Preferred Stock		02/22		145.347	—	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class C Preferred Stock		02/22		7,844.03	450	36	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Common Stock		02/22		153	—	—	—%	(7)(28)(29)
Serta Simmons Bedding LLC	Common Stock		06/23		109,127	1,630	1,009	0.1%	(29)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	212	—%	(7)(29)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	—	—%	(7)(29)
Subtotal Consumer goods: Durable (0.1%)*						3,161	1,417
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		233	233	262	—%	(7)(29)
Ice House America, L.L.C.	LLC Units		01/24		2,893	289	174	—%	(7)(29)
Safety Products Holdings, LLC	Preferred Stock		12/20		378.7	380	500	—%	(7)(29)
Subtotal Consumer goods: Non-durable (0.1%)*						902	936
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	456	—%	(7)
Five Star Holding LLC	LLC Units		05/22		966.99	967	784	0.1%	(7)(29)
Subtotal Containers, Packaging, & Glass (0.1%)*						1,244	1,240

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	$2,799	$3,030	0.3%	(7)
Subtotal Energy: Oil & Gas (0.3%)*						2,799	3,030
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		14,618	17,978	16,336	1.4%	(7)
Subtotal Environmental Industries (1.4%)*						17,978	16,336
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,661	0.2%	(3)(7)(29)
Amalfi Midco	Warrants		09/22		380,385	4	1,167	0.1%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Common Stock		08/24		14.37	—	—	—%	(3)(7)(29)
Forest Buyer, LLC	Class A LLC Units		03/24		122	122	140	—%	(7)
Forest Buyer, LLC	Class B LLC Units		03/24		122	—	61	—%	(7)(29)
GCDL LLC	Common Stock		08/24		243,243.24	243	355	—%	(7)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(29)
HemaSource, Inc.	Common Stock		08/23		101,080	101	141	—%	(7)(29)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	202	—%	(3)(7)(29)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	227	—%	(7)(29)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	12/24		1,229.1	13	38	—%	(7)
SCP Medical Products, LLC.	LLC Units		06/25		393.3	53	53	—%	(7)(29)
TA KHP Aggregator, L.P.	Common Stock		06/25		47,209.6	47	56	—%	(7)(29)
Unosquare, LLC	LLC Units		06/25		260,817.7	261	216	—%	(7)(29)
VB Spine Intermediary II LLC	LLC Units		04/25		767,670.7	—	—	—%	(7)(29)
Subtotal Healthcare & Pharmaceuticals (0.5%)*						2,819	5,317
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		464	1	—	—%	(3)(7)(29)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		41,560	70	27	—%	(3)(7)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		41,560	70	28	—%	(3)(7)
CH Buyer, LLC	LLC Units		05/25		685	69	78	—%	(7)(29)
Command Alkon (Project Potter Buyer, LLC)	Class B Partnership Units		04/20		33,324.70	—	187	—%	(7)(29)
CW Group Holdings, LLC	LLC Units		01/21		161,290.32	161	500	—%	(7)(29)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		243,081.0	—	—	—%	(3)(7)(29)
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		351,478.0	—	—	—%	(3)(7)(29)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		6,582.7	10,967	5,896	0.5%	(7)
FSS Buyer LLC	LP Interest		08/21		1,160.9	12	18	—%	(7)(29)
FSS Buyer LLC	LP Units		08/21		5,104.3	51	78	—%	(7)(29)
NAW Buyer LLC	LLC Units		09/23		472,512	473	595	0.1%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		173,749	174	182	—%	(7)(29)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		13.9	$14	$39	—%	(7)(29)
ProfitOptics, LLC	LLC Units		03/22		241,935.48	161	423	—%	(7)(29)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,357.5	236	249	—%	(7)(29)
Subtotal High Tech Industries (0.7%)*						12,459	8,300
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		8,717.76	280	379	—%	(7)(29)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		2,248.46	72	98	—%	(7)(29)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		8,717.76	9	—	—%	(7)(29)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		2,248.46	2	—	—%	(7)(29)
ASC Communications, LLC	Class A Units		07/22		25,718.20	539	880	0.1%	(7)
Subtotal Media: Advertising, Printing, & Publishing (0.1%)*						902	1,357
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		676,881.00	677	1,956	0.2%	(7)(29)
Subtotal Media: Broadcasting & Subscription (0.2%)*						677	1,956
Media: Diversified & Production
BrightSign LLC	LLC Units		10/21		1,107,492.71	1,107	1,384	0.1%	(7)
Rock Labor LLC	LLC Units		09/23		233,871	1,252	1,380	0.1%	(7)(29)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	269	—%	(7)(29)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	566	—%	(7)
Subtotal Media: Diversified & Production (0.3%)*						3,039	3,599
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		121,550.0	122	122	—%	(7)(29)
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	304	—%	(7)(29)
Broadway Buyer, LLC	LLC Units		12/25		312,055.0	312	312	—%	(7)(29)
CGI Parent, LLC	Preferred Stock		02/22		657	722	1,947	0.2%	(7)(29)
CMT Opco Holding, LLC (Concept Machine)	LLC Units		09/23		12,634.8	506	—	—%	(7)(29)
Coyo Uprising GmbH	Class A Units		09/21		440	205	243	—%	(3)(7)(29)
Coyo Uprising GmbH	Class B Units		09/21		191	446	420	—%	(3)(7)(29)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.20	192	235	—%	(7)(29)
EFC International	Common Stock		03/23		163.83	231	217	—%	(7)(29)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	354	—%	(7)(29)
LeadsOnline, LLC	LLC Units		02/22		81,739	85	216	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		66	68	78	—%	(7)(29)
MC Group Ventures Corporation	Partnership Units		06/21		746.66	747	706	0.1%	(7)(29)
MIV Buyer, LLC	LLC Units		09/25		1,007.4	101	102	—%	(7)(29)
NF Holdco, LLC	LLC Units		03/23		639,510	659	224	—%	(7)(29)
Recovery Point Systems, Inc.	Partnership Equity		03/21		187,235	187	103	—%	(7)(29)
SmartShift Group, Inc.	Common Stock		09/23		275	275	594	0.1%	(7)(29)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		1,589	50	93	—%	(7)(29)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	36	—%	(7)(29)
Xeinadin Bidco Limited	Common Stock		05/22		45,665,825	565	1,228	0.1%	(3)(7)(29)
Subtotal Services: Business (0.6%)*						5,858	7,534

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		234,751.8	$235	$279	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		637,677.11	638	791	0.1%	(7)(29)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,592	—	—	—%	(3)(7)(29)
Subtotal Services: Consumer (0.1%)*						873	1,070
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	123	—%	(3)(7)(29)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(7)(29)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	11,497	11,439	1.0%	(7)
Subtotal Telecommunications (0.8%)*						11,608	11,562
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		348.68	349	785	0.1%	(7)(29)
Echo Global Logistics, Inc.	Partnership Equity		11/21		530.92	531	351	—%	(7)(29)
FragilePak LLC	Partnership Units		05/21		937.5	938	666	0.1%	(7)(29)
ITI Intermodal, Inc.	Common Stock		01/22		7,500.4	750	961	0.1%	(7)(29)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,231	5,403	—	—%	(7)(29)
Subtotal Transportation: Cargo (0.2%)*						7,971	2,763
Subtotal Equity Investments(9.9%)*						107,558	115,442
Royalty Rights:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			1,292	1,486	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						1,292	1,486
Subtotal Royalty Rights (0.1%)*						1,292	1,486
Subtotal Non-Control / Non-Affiliate Investments (165.1%)*						1,951,962	1,916,364

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$16,021	$16,021	$16,020	1.4%	(7)(30)
Subtotal Aerospace & Defense (1.4%)*					16,021	16,021	16,020	1.4%
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.3% Cash	07/21	02/29	9,909	9,852	9,909	0.9%	(7)(12)(30)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,526	4,546	0.4%	(7)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.9% Cash	11/25	11/30	2,867	2,670	2,667	0.2%	(7)(8)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (1.5%)*					17,321	17,048	17,122
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% PIK	12/23	12/28	8,679	8,679	8,463	0.7%	(7)(13)
Subtotal Chemicals, Plastics, & Rubber (0.7%)*					8,679	8,679	8,463
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.5% PIK	12/22	12/29	2,902	2,537	1,731	0.1%	(3)(7)(8)(11)(26)
Subtotal Healthcare & Pharmaceuticals (0.1%)*					2,902	2,537	1,731

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	$16,620	$15,793	$15,891	1.4%	(7)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	7,662	7,359	7,327	0.6%	(7)
Subtotal Hotel, Gaming, & Leisure (2.0%)*					24,282	23,152	23,218
Services: Business
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.5% Cash	03/22	03/29	2,565	2,010	2,565	0.2%	(3)(7)(8)(16)
Subtotal Services: Business (0.2%)*					2,565	2,010	2,565
Subtotal Debt Investments (6.0%)*					71,770	69,447	69,119

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		5,340,186.4	$5,349	$5,339	0.5%	(7)(29)(30)
Subtotal Aerospace & Defense (0.5%)*						5,349	5,339
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		89,447,396	93,052	139,539	12.0%	(7)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.9% PIK	02/23		71,000	89,452	89,450	7.7%	(7)(13)(30)
Rocade Holdings LLC	Common LP Units		02/23		23.8	—	3,596	0.3%	(7)
Subtotal Banking, Finance, Insurance, & Real Estate (20.0%)*						182,504	232,585
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		1,243,071	12,177	8,925	0.8%	(7)(29)
Subtotal Chemicals, Plastics, & Rubber (0.8%)*						12,177	8,925
Healthcare & Pharmaceuticals
Biolam Group	Ordinary Shares		10/25		42,639,498	—	—	—%	(3)(7)(29)
Subtotal Healthcare & Pharmaceuticals (—%)*						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		3,518,097	16,495	19,983	1.7%	(7)(29)
Subtotal Hotel, Gaming, & Leisure (1.7%)*						16,495	19,983
Investment Funds & Vehicles
Jocassee Partners LLC	9.1% Member Interest		06/19			35,158	37,986	3.3%	(3)(30)(32)
Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest		02/22			27,969	16,404	1.4%	(3)(28)(32)
Thompson Rivers LLC	16.0% Member Interest		06/20			20,021	4,271	0.4%	(29)(32)
Waccamaw River LLC	20% Member Interest		02/21			17,070	4,489	0.4%	(3)(32)
Subtotal Investment Funds & Vehicles (5.4%)*						100,218	63,150
Services: Business
Zeppelin Bidco Limited	Ordinary Shares		08/25		879	—	82	—%	(3)(7)(29)
Subtotal Services: Business (—%)*						—	82
Subtotal Equity Investments (28.4%)*						316,743	330,064
Subtotal Affiliate Investments (34.4%)*						386,190	399,183
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Capital Equipment
Security Holdings B.V.	Bridge Loan	5.0% PIK	12/20	06/26	$6,997	$6,997	$6,997	0.6%	(3)(7)(27)
Security Holdings B.V.	Revolver	6.0% Cash	09/23	12/27	6,225	5,814	6,225	0.5%	(3)(7)(27)(30)
Security Holdings B.V.	Senior Unsecured Term Loan	6.0% Cash 9.0% PIK	04/21	04/29	2,910	2,826	2,909	0.3%	(3)(7)(27)

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Security Holdings B.V.	Senior Subordinated Term Loan	3.1% PIK	12/20	06/26	$11,566	$11,566	$11,565	1.0%	(3)(7)(27)
Subtotal Capital Equipment (2.0%)*					27,698	27,203	27,696
Subtotal Debt Investments (2.4%)*					27,698	27,203	27,696

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Automotive
MVC Automotive Group GmbH	Common Equity Interest		12/20		18,000	$23,173	$14,143	1.2%	(3)(7)(27)(29)
Subtotal Automotive (1.2%)*						23,173	14,143
Capital Equipment
Security Holdings B.V.	Common Stock Series A		02/22		17,100	560	436	—%	(3)(7)(27)(29)
Security Holdings B.V.	Common Stock Series B		12/20		1,236	35,192	40,702	3.5%	(3)(7)(27)
Subtotal Capital Equipment (3.5%)*						35,752	41,138	3.5%
Subtotal Equity Investments (4.8%)*						58,925	55,281
Subtotal Control Investments (7.1%)*						86,128	82,977
Total Investments, December 31, 2025 (206.6%)*						$2,424,280	$2,398,524

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 4)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$3,334	February 2029 Notes	$3,334
Interest rate swap (See Note 4)	5.20%	SOFR + 2.059%	9/15/2028	$300,000	$(2,072)	September 2028 Notes	(2,072)
Total Interest Rate Swaps, December 31, 2025							$1,262

Credit Support Agreement:
Description	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement(a)(b)(c)	Barings LLC	04/01/32	$100,000	$60,500	$16,100
Total Credit Support Agreement, December 31, 2025			$100,000	$60,500	$16,100
(a)     The Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) covers all of the investments acquired by Barings, BDC, Inc. (“the Company”) from Sierra Income Corporation (“Sierra”) on February 25, 2022 in connection with the merger of Sierra with and into the Company, with the Company as the surviving company (the “Sierra Merger”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from Sierra in connection with the Sierra Merger (collectively, the “Sierra Reference Portfolio”). Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (28).
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$37,436	A$56,369	HSBC Bank USA	03/31/26	$(155)
Foreign currency forward contract (CAD)	$1,951	C$2,686	Bank of America, N.A.	03/31/26	(16)
Foreign currency forward contract (DKK)	$520	3,312kr.	HSBC Bank USA	03/31/26	(3)
Foreign currency forward contract (EUR)	$39,619	€33,500	BNP Paribas SA	03/31/26	119
Foreign currency forward contract (EUR)	$14,642	€12,500	HSBC Bank USA	03/31/26	(97)
Foreign currency forward contract (NZD)	NZ$10,000	$5,827	HSBC Bank USA	03/31/26	(58)
Foreign currency forward contract (NZD)	$9,006	NZ$15,504	HSBC Bank USA	03/31/26	62
Foreign currency forward contract (NOK)	$4,852	49,215kr	BNP Paribas SA	03/31/26	(25)
Foreign currency forward contract (GBP)	£1,500	$2,026	BNP Paribas SA	03/31/26	(9)
Foreign currency forward contract (GBP)	£2,000	$2,691	HSBC Bank USA	03/31/26	(2)
Foreign currency forward contract (GBP)	$132,483	£99,342	BNP Paribas SA	03/31/26	(1,106)
Foreign currency forward contract (SEK)	$1,999	18,499kr	Bank of America, N.A.	03/31/26	(17)
Foreign currency forward contract (CHF)	$5,571	4,421Fr.	HSBC Bank USA	03/31/26	(59)
Total Foreign Currency Forward Contracts, December 31, 2025					$(1,366)

*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (STIBOR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2025 represented 206.6% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.0% of total investments at fair value as of December 31, 2025. Qualifying assets must represent at least 70.0% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70.0% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam(d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.5% PIK)(e)	$—	$1,258	$(128)	$44	$557	$1,731	$(27)
	Ordinary Shares (42,639,498 shares)	—	—	—	—	—	—	—
		—	1,258	(128)	44	557	1,731	(27)

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 11.7% PIK)	6,414	2,266	—	—	(217)	8,463	987
	Common Stock (1,243,071 shares)	11,262	—	—	—	(2,337)	8,925	—
		17,676	2,266	—	—	(2,554)	17,388	987

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	15,770	103	—	—	18	15,891	1,432
	Subordinated Term Loan (8.0% Cash)	7,271	38	—	—	18	7,327	650
	LLC Units (3,518,097 units)	16,852	—	—	—	3,131	19,983	—
		39,893	141	—	—	3,167	43,201	2,082

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment	December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Eclipse Business Capital, LLC(d)	Revolver (SOFR + 6.50%, 10.3% Cash)	$10,091	$8,650	$(8,820)	$—	$(12)	$9,909	$1,116
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	7	—	—	(6)	4,546	354
	LLC units (89,447,396 units)	136,855	23	—	—	2,661	139,539	16,551
		151,491	8,680	(8,820)	—	2,643	153,994	18,021

Jocassee Partners LLC	9.1% Member Interest	40,761	—	—	—	(2,775)	37,986	5,709
		40,761	—	—	—	(2,775)	37,986	5,709

Rocade Holdings LLC(d)	Second Lien Senior Secured Term Loan (SOFR + 8.00%, 11.9% Cash)	—	2,671	—	—	(4)	2,667	38
	Preferred LP Units (71,000 units) (SOFR + 6.00%, 9.9% PIK)	83,000	8,818	(2,355)	—	(13)	89,450	8,818
	Common LP Units (23.8 units)	243	—	—	—	3,353	3,596	308
		83,243	11,489	(2,355)	—	3,336	95,713	9,164

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	41,453	—	(20,472)	—	(4,577)	16,404	7,121
		41,453	—	(20,472)	—	(4,577)	16,404	7,121

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	3,586	12,615	(181)	—	—	16,020	1,409
	LLC Units (5,340,186.4 units)	1,195	4,153	—	—	(9)	5,339	—
		4,781	16,768	(181)	—	(9)	21,359	1,409

Thompson Rivers LLC	16.0% Member Interest	7,208	—	(2,876)	—	(61)	4,271	—
		7,208	—	(2,876)	—	(61)	4,271	—

Waccamaw River LLC	20% Member Interest	10,730	—	(5,843)	—	(398)	4,489	907
		10,730	—	(5,843)	—	(398)	4,489	907

Zeppelin Bidco Limited(d)	First Lien Senior Secured Term Loan (SONIA + 6.50%, 10.5% Cash)	—	2,826	(13)	(4,835)	4,587	2,565	111
	Ordinary Shares (879 shares)	—	—	—	—	82	82	—
		—	2,826	(13)	(4,835)	4,669	2,647	111

Total Affiliate Investments		$397,236	$43,428	$(40,688)	$(4,791)	$3,998	$399,183	$45,484
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
(e) Non-accrual investment.

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)
(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2025 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Black Angus Steakhouses, LLC(d)	First Lien Senior Secured Term Loan (14.4% PIK)(e)	$2,744	$—	$(610)	$(7,481)	$5,347	$—	$(6)
	First Lien Senior Secured Term Loan (10.0% PIK)(e)	—	—	—	(9,628)	9,628	—	—
	LLC Units (44.6 units)	—	—	—	—	—	—	—
		2,744	—	(610)	(17,109)	14,975	—	(6)

MVC Automotive Group GmbH(d)	First Lien Senior Secured Term Loan (7.0% Cash)	—	2,338	(2,341)	3	—	—	85
	Common Equity Interest (18,000 Shares)	13,741	4,000	—	—	(3,598)	14,143	—
		13,741	6,338	(2,341)	3	(3,598)	14,143	85

MVC Private Equity Fund LP	General Partnership Interest (1,831.4 units)	—	—	—	(183)	183	—	—
	Limited Partnership Interest (71,790.4 units)	11	—	(116)	(7,166)	7,271	—	—
		11	—	(116)	(7,349)	7,454	—	—

Security Holdings B.V(d)	Bridge Loan (5.0% PIK)	6,655	342	—	—	—	6,997	342
	Revolver (6.0% Cash)	5,333	165	(3)	2	728	6,225	379
	Senior Unsecured Term Loan (6.0% Cash, 9.0% PIK)	2,293	299	—	—	317	2,909	474
	Senior Subordinated Term Loan (3.1% PIK)	11,191	374	—	—	—	11,565	360
	Common Stock Series A (17,100 shares)	399	—	—	—	37	436	—
	Common Stock Series B (1,236 shares)	37,296	—	—	—	3,406	40,702	2,817
		63,167	1,180	(3)	2	4,488	68,834	4,372

Total Control Investments		$79,663	$7,518	$(3,070)	$(24,453)	$23,319	$82,977	$4,451
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
(e) Non-accrual investments.
(6)All of the investment is or will be encumbered as security for the Company's $0.8 billion senior secured credit facility with ING Capital LLC (“ING”) initially entered into in February 2019 (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”).
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2025 was 1.93900%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2025 was 2.02600%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2025 was 2.10700%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2025 was 3.68751%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2025 was 3.65166%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2025 was 3.57418%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2025 was 3.71660%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2025 was 3.64430%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2025 was 3.55000%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2025 was 3.73750%.
(19)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2025 was 4.12100%.
(20)The interest rate on these loans is subject to 3 Month CORRA, which as of December 31, 2025 was 2.30000%.
(21)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2025 was 1.95800%.
(22)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2025 was 2.49000%.

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands except share/unit amounts)
(23)The interest rate on these loans is subject to 1 Month SARON, which as of December 31, 2025 was -0.04570%.
(24)The interest rate on these loans is subject to 3 Month SARON, which as of December 31, 2025 was -0.04360%.
(25)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2025 was 3.89000%.
(26)Non-accrual investment.
(27)Investment was purchased in connection with the completion of the Company’s acquisition of MVC Capital, Inc. (“MVC”), a Delaware corporation, on December 23, 2020 (the “MVC Acquisition”).
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	11/22	11/29	$1,699	$1,518	$1,643	0.1%	(3)(7)(8)(16)(30)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	06/24	07/30	698	725	677	0.1%	(3)(7)(8)(20)(30)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.7% Cash	11/21	11/28	3,639	3,816	3,609	0.3%	(3)(7)(8)(10)
Techone B.V.	Revolver	EURIBOR + 5.40%, 8.7% Cash	11/21	05/28	—	(24)	(4)	—%	(3)(7)(8)(10)(30)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	07/23	07/29	6,895	6,725	6,787	0.6%	(7)(8)(12)
Trintech, Inc.	Revolver	SOFR + 5.50%, 10.1% Cash	07/23	07/29	153	140	145	—%	(7)(8)(12)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.0% Cash	12/24	09/27	2,598	2,573	2,572	0.2%	(7)(8)(13)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/22	12/28	962	949	953	0.1%	(7)(8)(13)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/23	12/28	1,204	1,190	1,192	0.1%	(7)(8)(13)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/24	12/29	8,035	7,840	7,837	0.7%	(7)(8)(13)(30)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	12/22	12/28	—	(5)	(4)	—%	(7)(8)(13)(30)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	07/21	09/26	4,874	4,839	4,874	0.4%	(7)(8)(12)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.6% Cash	07/24	12/30	536	556	536	—%	(3)(7)(8)(10)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.4% Cash	12/23	12/30	1,450	1,486	1,450	0.1%	(3)(7)(8)(22)(30)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	11/24	11/31	13,247	12,991	12,982	1.1%	(7)(8)(13)(30)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	11/24	11/31	—	(34)	(35)	—%	(7)(8)(13)(30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	11/18	05/26	12,613	12,558	12,487	1.0%	(7)(8)(13)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	10/24	10/27	5,465	5,414	5,411	0.5%	(7)(8)(13)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 4.60%, 4.9% Cash, 2.4% PIK	09/20	09/27	1,581	1,754	1,500	0.1%	(3)(7)(8)(10)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 6.75%, 9.4% Cash, 1.8% PIK	02/21	09/27	2,604	2,572	2,471	0.2%	(3)(7)(8)(13)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 6.75%, 8.8% Cash, 2.4% PIK	02/21	09/27	994	994	943	0.1%	(3)(7)(8)(13)
W2O Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	10/20	06/28	11,879	11,803	11,772	1.0%	(7)(8)(13)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	03/24	03/30	13,897	13,645	13,785	1.2%	(7)(8)(12)
World 50, Inc.	Revolver	SOFR + 5.75%, 10.3% Cash	03/24	03/30	—	(17)	(8)	—%	(7)(8)(12)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.2% Cash	05/22	05/29	290	305	283	—%	(3)(7)(8)(11)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	05/22	05/29	8,813	8,657	8,598	0.7%	(3)(7)(8)(17)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	3,784	3,691	3,691	0.3%	(3)(7)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	03/22	03/29	6,060	6,256	4,691	0.4%	(3)(7)(8)(17)
Subtotal Services: Business (37.5%)*					469,942	464,452	446,532
Services: Consumer
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 5.97%, 9.3% Cash	07/22	07/29	3,829	3,712	3,807	0.3%	(3)(7)(8)(10)(30)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	10/20	10/27	6,109	6,498	5,676	0.5%	(3)(7)(8)(10)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	11/21	11/28	3,107	3,260	3,107	0.3%	(3)(7)(8)(11)

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment	December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Waccamaw River LLC	20% Member Interest	$15,470	$—	$(2,087)	$—	$(2,653)	$10,730	$3,535
		15,470	—	(2,087)	—	(2,653)	10,730	3,535

Total Affiliate Investments		$402,423	$51,189	$(43,028)	$(4,179)	$(9,169)	$397,236	$39,605
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
Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update, 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company evaluated the disclosure requirements of ASU 2023-09 and determined that the standard did not have a material effect on the Company’s income tax disclosures or overall financial statements; therefore, no additional disclosures were required upon adoption.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Share Repurchase Programs
On February 22, 2024, the Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, the Company was able to repurchase, during the 12-month period commencing on March 1, 2024, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases was determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2025. The Prior Share Repurchase Program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the year ended December 31, 2025, the Company did not repurchase any shares pursuant to the Prior Share Repurchase Program. During the year ended December 31, 2024, the Company repurchased a total of 658,132 shares of common stock in the open market under the Prior Share Repurchase Program at an average price of $9.79 per share, including brokerage commissions.
On February 20, 2025, the Board authorized a 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2026, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2025, the Company repurchased a total of 702,054 shares of its common stock in the open market under the Share Repurchase Program at an average price of $9.04 per share, including brokerage commissions. See “Note 10. Subsequent Events.”
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Valuation of Investments
The Adviser, as Valuation Designee (as defined below), conducts the valuation of the Company’s investments, upon which the Company’s NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company’s current valuation policy and processes were established by the Adviser and were approved by the Board.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all Company investments for which market quotations are not readily available. The Board has designated the Adviser as valuation designee (the “Valuation Designee”) to perform the fair value determinations relating to the value of the assets held by the Company for which market quotations are not readily available. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser’s pricing committee.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of December 31, 2025 and 2024. The weighted average range of unobservable inputs is based on fair value of investments.

December 31, 2025: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$1,370,510	Yield Analysis	Market Yield	6.6% – 32.1%	10.5%	Decrease
	62,428	Market Approach	Adjusted EBITDA Multiple	0.2x – 12.0x	6.5x	Increase
	228,523	Recent Transaction	Transaction Price	98.0% – 100.0%	99.0%	Increase
Subordinated debt and 2nd lien notes	135,739	Yield Analysis	Market Yield	8.0% – 22.5%	12.9%	Decrease
	50,987	Market Approach	Adjusted EBITDA Multiple	0.7x – 26.0x	11.8x	Increase
	2,667	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(1)	1,868	Yield Analysis	Market Yield	9.3% – 10.3%	9.8%	Decrease
Equity shares(2)	44,513	Yield Analysis	Market Yield	11.0% – 32.8%	16.9%	Decrease
	348,612	Market Approach	Adjusted EBITDA Multiple	0.2x – 27.0x	15.7x	Increase
	756	Market Approach	Revenue Multiple	5.3x – 8.5x	5.7x	Increase
	19,983	Discounted Cash Flow Analysis	Discount Rate	12.4%	12.4%	Decrease
	5,830	Net Asset Approach	Liabilities	$(93,817.9) – $(117,319.9)	$(105,349.0)	Decrease
	38	Expected Recovery	Expected Recovery	$2.5 – $36.0	$33.8	Increase
	8,584	Recent Transaction	Transaction Price	$0.00 – $1,000.00	$31.33	Increase
Equity warrants	1,167	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.3x	11.3x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	1,486	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease
(1)Excludes investments with an aggregate fair value amounting to $14,820, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $3,030, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
During the year ended December 31, 2025, seven senior debt and first lien note positions with an aggregate fair value of $31.7 million transitioned from a yield analysis to a market approach valuation model. In addition, two senior debt and first lien note positions with an aggregate fair value of $5.8 million transitioned from a market approach to a yield analysis valuation model. The changes in approach were driven by considerations given to the

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
financial performance of each portfolio company.

December 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,323,618	Yield Analysis	Market Yield	6.5% – 75.8%	10.5%	Decrease
	50,535	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.0x	6.3x	Increase
	247,508	Recent Transaction	Transaction Price	95.0% - 100.0%	98.7%	Increase
Subordinated debt and 2nd lien notes(2)	94,912	Yield Analysis	Market Yield	8.0% – 18.6%	12.7%	Decrease
	47,775	Market Approach	Adjusted EBITDA Multiple	0.9x – 22.4x	11.7x	Increase
	3,791	Expected Recovery	Expected Recovery	$3,790.6	$3,790.6	Increase
	702	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(3)	28,904	Yield Analysis	Market Yield	7.6% - 10.3%	8.2%	Decrease
	1,733	Expected Recovery	Expected Recovery	$1,733.3	$1,733.3	Increase
	5,250	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Equity shares(4)	30,302	Yield Analysis	Market Yield	10.8% – 30.5%	15.7%	Decrease
	339,142	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	12.9x	Increase
	1,353	Market Approach	Revenue Multiple	5.5x – 8.8x	6.0x	Increase
	16,852	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	3,875	Net Asset Approach	Liabilities	$(96,678.3)	$(96,678.3)	Decrease
	59	Expected Recovery	Expected Recovery	$2.5 – $56.9	$54.6	Increase
	10,008	Recent Transaction	Transaction Price	$1.00 – $1,847.58	$1,525.9	Increase
Equity warrants	2,729	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.8x	8.1x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	5,833	Yield Analysis	Market Yield	18.6% – 26.4%	21.0%	Decrease
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2025 and December 31, 2024, the Company had seven and eight portfolio companies, respectively, with investments that were on non-accrual. As of December 31, 2025, the seven portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger and five portfolio companies originated by Barings. As of December 31, 2024, the eight portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger, one purchased as part of the MVC Acquisition and five portfolio companies originated by Barings.
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
PIK interest and dividend income for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
PIK interest income	$18,998	$15,736	$18,128
PIK interest income as a % of investment income	6.8%	5.5%	6.3%
PIK dividend income	$11,329	$10,477	$9,006
PIK dividend income as a % of investment income	4.1%	3.7%	3.1%
Total PIK income	$30,327	$26,213	$27,134
Total PIK income as a % of investment income	10.9%	9.2%	9.4%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both December 31, 2025 and December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection with revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$7,375	$6,817	$6,949
Management, valuation and other fees	2,484	1,728	2,261
Royalty income	374	422	—
Total Recurring Fee and Other Income	10,233	8,967	9,210
Non-Recurring Fee and Other Income:
Prepayment fees	1,181	847	510
Acceleration of unamortized loan origination fees	3,845	4,834	1,476
Advisory, loan amendment and other fees	2,446	2,244	2,205
Total Non-Recurring Fee and Other Income	7,472	7,925	4,191
Total Fee and Other Income	$17,705	$16,892	$13,401
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
As of December 31, 2025 and 2024, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2025 and 2024, the Company’s largest single portfolio company investment represented approximately 6.4% and 6.2%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of December 31, 2025, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
Financial and Derivative Instruments
Pursuant to ASC Topic 815, Derivatives and Hedging, certain derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. The fair value of the Company’s interest rate swaps is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Investments Denominated in Foreign Currency
As of December 31, 2025 the Company held two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, 68 investments that were denominated in Euros and 31 investments that were denominated in British pounds sterling. As of December 31, 2024, the Company held one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, 72 investments that were denominated in Euros and 27 investments that were denominated in British pounds sterling.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Consolidated Statements of Operations.
In addition, during the years ended December 31, 2025 and 2024, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Consolidated Statements of Operations.
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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, when the Company declares a dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested (net of applicable withholding tax) in shares of the Company’s common stock, rather than receiving cash dividends.
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2025:

Declared ($ in thousands, except per share amounts)	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
February 23, 2023	March 8, 2023	March 15, 2023	$0.25	$26,979	$—	$26,979
May 4, 2023	June 7, 2023	June 14, 2023	0.25	26,667	—	26,667
August 9, 2023	September 6, 2023	September 13, 2023	0.26	27,694	—	27,694
November 9, 2023	December 6, 2023	December 13, 2023	0.26	27,657	—	27,657
Total 2023 dividends and distributions			$1.02	$108,997	$—	$108,997
February 22, 2024	March 6, 2024	March 13, 2024	$0.26	$27,578	$—	$27,578
May 7, 2024	June 5, 2024	June 12, 2024	0.26	27,532	—	27,532
August 7, 2024	September 4, 2024	September 11, 2024	0.26	27,497	—	27,497
November 6, 2024	December 4, 2024	December 11, 2024	0.26	27,445	—	27,445
Total 2024 dividends and distributions			$1.04	$110,052	$—	$110,052
February 20, 2025	March 5, 2025	March 12, 2025	$0.26	$27,406	$—	$27,406
February 20, 2025 (1)	March 5, 2025	March 12, 2025	0.05	5,270	—	5,270
February 20, 2025 (1)	June 4, 2025	June 11, 2025	0.05	5,263	—	5,263
February 20, 2025 (1)	September 3, 2025	September 10, 2025	0.05	5,258	—	5,258
May 8, 2025	June 4, 2025	June 11, 2025	0.26	27,367	—	27,367
August 7, 2025	September 3, 2025	September 10, 2025	0.26	27,341	—	27,341
October 6, 2025	December 3, 2025	December 10, 2025	0.26	27,342	—	27,342
Total 2025 dividends and distributions			$1.19	$125,247	$—	$125,247
(1) Special dividend.

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
In connection with the Sierra Merger on February 25, 2022, the Company entered into a second amended and restated investment advisory agreement (the “Second Amended Barings BDC Advisory Agreement”) with the Adviser, which increased the hurdle rate applicable to the income incentive fee from 2.0% to 2.0625% per quarter (or from 8.0% to 8.25% annualized) and therefore increased the catch-up amount that is used in calculating the income incentive fee to correspond to the increase in the hurdle rate. All other terms and provisions of the Amended and Restated Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the other fees payable to the Adviser, remained unchanged under the Second Amended Barings BDC Advisory Agreement. On June 24, 2023, the Company entered into a third amended and restated investment advisory agreement with the Adviser in order to update the term of the agreement to expire on June 24 of each year subject to annual re-approval in accordance with its terms (the “Barings BDC Advisory Agreement”). All other terms and provisions of the Second Amended Barings BDC Advisory Agreement between the Company and the Adviser, including with respect to the calculation of the fees payable to the Adviser, remain unchanged under the Barings BDC Advisory Agreement.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
For the years ended December 31, 2025 and 2024, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement was approximately $33.2 million and $32.4 million, respectively. For the year ended December 31, 2023, the Base Management Fee determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement and the Barings BDC Advisory Agreement, as applicable, was approximately $32.6 million. As of December 31, 2025, the Base Management Fee of $8.6 million for the three months ended December 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2024, the Base Management Fee of $7.9 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
For the years ended December 31, 2025 and 2024, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $31.5 million and $23.8 million, respectively. For the year ended December 31, 2023, the Income-Based Fee determined in accordance with the terms of the Second Amended Barings BDC Advisory Agreement and the Barings BDC Advisory Agreement, as applicable, was $32.0 million. As of December 31, 2025, the Income-Based Fee of $7.0 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2024, the Income-Based Fee of $7.9 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheets.
The Company did not incur any capital gains fees for the years ended December 31, 2025, 2024 and 2023.
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred and was invoiced by the Adviser for expenses of approximately $1.4 million, $2.0 million and $2.2 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Consolidated Statements of Operations. As of December 31, 2025, the administrative expenses of $0.4 million incurred for the three months ended December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2024, the administrative expenses of $0.5 million incurred for the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets.
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company entered into a Credit Support Agreement (the “MVC Credit Support Agreement”) with the Adviser, pursuant to which the Adviser agreed to provide credit support to the Company in

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
When the Company and the Adviser entered into the MVC Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets. As of December 31, 2024, the MVC Credit Support Agreement was accounted for as a derivative in accordance with ASC Topic 815, Derivatives and Hedging, and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheets.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
On May 8, 2025, the Company entered into the Termination and Cancellation Agreement (the “Termination Agreement”) with Barings to terminate all rights and obligations under the MVC Credit Support Agreement in exchange for Barings’ cash payment of $23.0 million to the Company, which amount represents Barings’ maximum obligation under the MVC Credit Support Agreement. Barings’ cash payment of $23.0 million to the Company was made on June 30, 2025, and the Company recorded a $9.4 million gain, which is included in the “Net realized gains (losses) - Credit support agreements” in the accompanying Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
When the Company and the Adviser entered into the Sierra Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Consolidated Balance Sheets. In addition, the Sierra Credit Support Agreement is accounted for as a derivative in accordance with ASC Topic 815, Derivatives and Hedging, and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheets.
3. Investments
Portfolio Composition
The Company invests predominantly in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured product investments, bonds and other fixed income securities. Structured product investments include collateralized loan obligations and asset-backed securities. The Adviser’s SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser’s affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2025:
Senior debt and 1st lien notes	$1,704,910	70%	$1,676,334	70%	144%
Subordinated debt and 2nd lien notes	195,392	8	190,290	8	17
Structured products	39,462	2	29,627	1	3
Equity shares	382,930	16	436,466	18	38
Equity warrants	76	—	1,170	—	—
Royalty rights	1,292	—	1,486	—	—
Investments in joint ventures	100,218	4	63,151	3	5
	$2,424,280	100%	$2,398,524	100%	207%
December 31, 2024:
Senior debt and 1st lien notes	$1,747,841	69%	$1,686,411	69%	142%
Subordinated debt and 2nd lien notes	184,043	7	165,455	7	14
Structured products	89,543	4	79,548	3	7
Equity shares	360,691	14	409,129	17	34
Equity warrants	76	—	2,732	—	—
Royalty rights	3,627	—	5,833	—	1
Investments in joint ventures / PE fund	136,875	6	100,164	4	8
	$2,522,696	100%	$2,449,272	100%	206%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
During the year ended December 31, 2025, the Company made 66 new portfolio company investments totaling $454.9 million, made investments in existing portfolio companies totaling $233.1 million and made a $2.9 million debt investment alongside other related party affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
During the year ended December 31, 2024, the Company made 45 new portfolio company investments totaling $341.7 million, made investments in existing portfolio companies totaling $298.6 million and made a $3.5 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
During the year ended December 31, 2023, the Company made 39 new portfolio company investments totaling $264.6 million, made investments in existing portfolio companies totaling $205.9 million, made a $67.5 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation and made additional investments in joint venture equity portfolio companies totaling $2.5 million.
The following tables present the Company’s investment portfolio at fair value as of December 31, 2025 and 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$14,873	$1,661,461	$1,676,334
Subordinated debt and 2nd lien notes	—	897	189,393	190,290
Structured products	—	12,939	16,688	29,627
Equity shares	—	5,120	431,346	436,466
Equity warrants	—		1,170	1,170
Royalty rights	—		1,486	1,486
Investments subject to leveling	$—	$33,829	$2,301,544	$2,335,373
Investment in joint ventures(1)				63,151
				$2,398,524

	Fair Value at December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$60,910	$1,625,501	$1,686,411
Subordinated debt and 2nd lien notes	—	11,752	153,703	165,455
Structured products	—	30,884	48,664	79,548
Equity shares	—	654	408,475	409,129
Equity warrants	—	—	2,732	2,732
Royalty rights	—	—	5,833	5,833
Investments subject to leveling	$—	$104,200	$2,244,908	$2,349,108
Investments in joint ventures / PE fund(2)				100,164
				$2,449,272
(1)The Company’s investments in Jocassee, Sierra JV, Thompson Rivers and Waccamaw River (each as defined below) are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,625,501	$153,703	$48,664	$408,475	$2,732	$5,833	$2,244,908
New investments	579,444	68,568	7,501	26,199	—	—	681,712
Investment restructuring	(860)	860	—	—	—	—	—
Transfers into Level 3 (1)	—	5,989	—	—	—	—	5,989
Transfers out of Level 3 (1)	—	(10,159)	(3,310)	(13,156)	—	—	(26,625)
Proceeds from sales of investments / return of capital	(248,208)	—	(2,020)	(17,445)	—	(4,801)	(272,474)
Loan origination fees received	(9,757)	(1,850)	—	—	—	—	(11,607)
Principal repayments received	(307,230)	(32,031)	(33,026)	—	—	—	(372,287)
Payment-in-kind interest / dividends	10,250	4,601	—	10,950	—	—	25,801
Accretion of loan premium / discount	325	—	—	—	—	—	325
Accretion of deferred loan origination revenue	10,107	963	143	—	—	—	11,213
Realized gain (loss)	(32,139)	(9,990)	(1,530)	7,781	—	2,467	(33,411)
Unrealized appreciation (depreciation)	34,028	8,739	266	8,542	(1,562)	(2,013)	48,000
Fair value, end of period	$1,661,461	$189,393	$16,688	$431,346	$1,170	$1,486	$2,301,544

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,593,797	$223,798	$42,972	$374,572	$2,392	$—	$2,237,531
New investments	559,616	37,466	549	22,934	—	3,871	624,436
Investment restructuring	(27,652)	(9,620)	—	15,023	—	—	(22,249)
Transfers into (out of) Level 3, net (1)	(2,366)	—	7,625	(2,556)	—	—	2,703
Proceeds from sales of investments / return of capital	(75,275)	(4,975)	(935)	(4,834)	—	(245)	(86,264)
Loan origination fees received	(8,398)	(296)	—	—	—	—	(8,694)
Principal repayments received	(380,761)	(94,066)	(2,999)	—	—	—	(477,826)
Payment-in-kind interest / dividends	7,711	3,668	—	9,884	—	—	21,263
Accretion of loan premium /discount	637	115	—	—	—	—	752
Accretion of deferred loan origination revenue	10,313	1,256	—	—	—	—	11,569
Realized gain (loss)	(24,371)	(6,361)	42	(1,171)	—	—	(31,861)
Unrealized appreciation (depreciation)	(27,750)	2,718	1,410	(5,377)	340	2,207	(26,452)
Fair value, end of period	$1,625,501	$153,703	$48,664	$408,475	$2,732	$5,833	$2,244,908
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the years ended December 31, 2025 and 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $13.2 million during the year ended December 31, 2025 was related to portfolio company investments that were still held by the Company as of December 31, 2025. Pre-tax net unrealized depreciation on Level 3 investments of $55.9 million during the year ended December 31, 2024 was related to portfolio company investments that were still held by the Company as of December 31, 2024.
During the year ended December 31, 2025, the Company made investments of approximately $581.1 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2025, the Company made investments of $109.8 million in companies to which it was previously committed to provide such financing.
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
For both years ended December 31, 2025 and 2024, Jocassee declared $62.8 million in distributions, of which $5.7 million was recognized as dividend income in the Company’s Consolidated Statements of Operations.
The total value of Jocassee’s investment portfolio was $1,241.4 million as of December 31, 2025, as compared to $1,095.3 million as of December 31, 2024. As of December 31, 2025, Jocassee’s investments had an aggregate cost of $1,290.5 million, as compared to $1,159.0 million as of December 31, 2024. As of December 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments other than non-accrual debt investments was approximately 8.3% and 9.2%, respectively. As of December 31, 2025 and December 31, 2024, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$1,226,601	95%	$1,202,376	97%
Subordinated debt and 2nd lien notes	10,561	1	10,594	1
Equity shares	874	—	362	—
Investment in joint ventures	34,704	3	10,274	1
Short-term investments	17,781	1	17,781	1
	$1,290,521	100%	$1,241,387	100%
December 31, 2024:
Senior debt and 1st lien notes	$1,092,038	94%	$1,052,366	96%
Subordinated debt and 2nd lien notes	11,388	1	11,141	1
Equity shares	874	—	636	—
Equity warrants	—	—	455	—
Investment in joint ventures	44,416	4	20,427	2
Short-term investments	10,283	1	10,283	1
	$1,158,999	100%	$1,095,308	100%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at December 31, 2025 and December 31, 2024, excluding short-term investments, was as follows:

($ in thousands)	December 31, 2025		December 31, 2024
Aerospace & Defense	$66,828	6%	$61,069	6%
Automotive	12,505	1	11,236	1
Banking, Finance, Insurance, & Real Estate	130,393	11	115,269	11
Beverage, Food, & Tobacco	32,102	3	28,657	3
Capital Equipment	40,454	3	13,376	1
Chemicals, Plastics, & Rubber	26,223	2	30,248	3
Construction & Building	28,031	2	21,805	2
Consumer goods: Durable	24,400	2	26,531	2
Consumer goods: Non-durable	28,825	2	21,629	2
Containers, Packaging, & Glass	32,380	3	28,616	3
Energy: Electricity	8,968	1	10,005	1
Energy: Oil & Gas	11,493	1	11,209	1
Environmental Industries	15,460	1	6,237	—
Forest Products & Paper	2,521	—	1,156	—
Healthcare & Pharmaceuticals	136,378	11	113,530	10
High Tech Industries	118,164	10	87,247	8
Hotel, Gaming, & Leisure	28,795	2	22,031	2
Investment Funds & Vehicles	10,274	1	20,427	2
Media: Advertising, Printing, & Publishing	14,565	1	10,420	1
Media: Broadcasting & Subscription	13,702	1	17,297	2
Media: Diversified & Production	48,553	4	41,913	4
Metals & Mining	5,250	—	4,028	—
Retail	9,728	1	12,361	1
Services: Business	219,055	18	213,492	20
Services: Consumer	71,818	6	58,080	5
Telecommunications	20,859	2	36,205	3
Transportation: Cargo	38,392	3	41,968	4
Transportation: Consumer	8,312	1	8,529	1
Utilities: Electric	17,437	1	10,454	1
Utilities: Oil & Gas	1,741	—	—	—
Total	$1,223,606	100%	$1,085,025	100%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at December 31, 2025 and December 31, 2024, excluding short-term investments, was as follows:

	December 31, 2025		December 31, 2024
Australia	$24,053	2%	$23,187	2%
Austria	6,459	1	5,695	1
Belgium	20,645	2	20,741	2
Canada	2,081	—	590	—
France	110,106	9	124,810	12
Germany	47,823	4	35,691	3
Hong Kong	15,000	1	14,843	1
Ireland	8,743	1	7,302	1
Luxembourg	3,340	—	2,128	—
Netherlands	49,546	4	39,504	4
Panama	—	—	1,470	—
Singapore	4,950	—	5,000	1
Spain	3,167	—	2,078	—
Sweden	—	—	3,523	—
Switzerland	—	—	595	—
United Kingdom	111,148	9	111,097	10
USA	816,545	67	686,771	63
Total	$1,223,606	100%	$1,085,025	100%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $182.9 million and $173.5 million outstanding as of December 31, 2025 and December 31, 2024, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $328.5 million and $266.7 million outstanding as of December 31, 2025 and December 31, 2024, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $323.9 million and $323.7 million outstanding as of December 31, 2025 and December 31, 2024, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of December 31, 2025, and December 31, 2024, the Company had sold $1,303.7 million and $1,063.3 million, respectively, of its investments to Jocassee. For the years ended December 31, 2025 and December 31, 2024, the Company realized a gain on the sales of its investments to Jocassee of $1.8 million and $0.4 million, respectively. As of December 31, 2025 and December 31, 2024, the Company had $52.0 million and nil, respectively, in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
As of December 31, 2025 and December 31, 2024, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	385,000	385,000
Total unfunded commitments by Barings BDC, Inc.	65,000	65,000
Total unfunded commitments by all members	215,000	215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2025. As of December 31, 2025, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the years ended December 31, 2025 and 2024, Thompson Rivers declared $18.0 million and $37.5 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2025 and 2024, the Company recognized $2.9 million and $6.0 million, respectively, of the distributions as a return of capital.
As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2025 and December 31, 2024, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million and $43.5 million outstanding as of December 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $68.5 million and $90.3 million outstanding as of December 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $28.7 million outstanding as of December 31, 2024. On June 1, 2025, Thompson River’s repurchase agreement with Barclays Bank was terminated.
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
As of December 31, 2025 and December 31, 2024, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $162.1 million as of both December 31, 2025 and December 31, 2024.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of December 31, 2025. As of December 31, 2025, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the years ended December 31, 2025 and 2024, Waccamaw River declared $33.8 million and $28.1 million, respectively, in distributions, of which $0.9 million and $3.5 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2025 and 2024, the Company recognized $5.8 million and $2.1 million, respectively, of the distributions as a return of capital.
As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7.8 thousand, remaining average life to maturity of 35.5 months and weighted average yield of 12.0%.
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
As of December 31, 2025 and December 31, 2024, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Total contributed capital by Barings BDC, Inc.	$30,280	$30,280
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $82.0 million of total contributed capital by related parties as of both December 31, 2025 and December 31, 2024.

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
As of December 31, 2025, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were fully funded as of December 31, 2025.
For the years ended December 31, 2025 and 2024, Sierra JV declared $31.0 million and $2.5 million, respectively, in distributions, of which $7.1 million and $2.2 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2025 and December 31, 2024, the Company recognized $20.5 million and nil, respectively, of the distributions as a return of capital.
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
The total value of Sierra JV’s investment portfolio was $2.7 million as of December 31, 2025, as compared to $33.4 million, as of December 31, 2024. As of December 31, 2025, Sierra JV’s investments had an aggregate cost of $2.7 million, as compared to $36.1 million as of December 31, 2024. As of December 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 11.4% and 9.4%, respectively. As of December 31, 2025 and December 31, 2024, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$2,721	100%	$2,701	100%
Equity shares	—	—	—	—
	$2,721	100%	$2,701	100%
December 31, 2024:
Senior debt and 1st lien notes	$36,083	100%	$33,389	100%
Equity shares	—	—	33	—
	$36,083	100%	$33,422	100%

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The industry composition of Sierra JV’s investments at fair value at December 31, 2025 and December 31, 2024 was as follows:

($ in thousands)	December 31, 2025		December 31, 2024
Automotive	$—	—%	$2,746	8%
Banking, Finance, Insurance, & Real Estate	—	—	33	—
Beverage, Food, & Tobacco	—	—	3,578	11
Chemicals, Plastics, & Rubber	—	—	2,954	9
Consumer goods: Durable	—	—	232	1
Healthcare & Pharmaceuticals	—	—	3,821	11
High Tech Industries	—	—	9,363	28
Services: Business	2,701	100	4,411	13
Transportation: Cargo	—	—	6,284	19
Total	$2,701	100%	$33,422	100%
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of December 31, 2025 and December 31, 2024, $9.9 million and $10.1 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2024 of $3.5 million. The total equity invested in Rocade as of December 31, 2025 was $71.0 million (excluding preferred dividends) and the Company had $7.0 million of unfunded preferred equity commitments. On November 25, 2025, the Company made a second lien senior secured loan of $10.0 million, alongside other related party affiliates. As of December 31, 2025, $2.9 million of the second lien senior secured loan was funded. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2025 and 2024:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2025	December 31, 2025	December 31, 2024
Credit Facility:
February 21, 2019	November 13, 2030	3.847%	$226,786	$438,590
Total Credit Facility			$226,786	$438,590
Notes:
September 24, 2020 - August 2025 Notes	August 4, 2025	—%	$—	$25,000
September 29, 2020 - August 2025 Notes	August 4, 2025	—%	—	25,000
November 5, 2020 - Series B Notes	November 4, 2025	—%	—	62,500
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	112,500	112,500
February 25, 2021 Series D Notes	February 26, 2026	3.410%	80,000	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
February 12, 2024 - February 2029 Notes (1)	February 15, 2029	7.000%	303,334	295,604
September 15, 2025 - September 2028 Notes (1)	September 15, 2028	5.200%	297,928	—
(Less: Deferred financing fees)			(10,441)	(8,773)
Total Notes			$1,203,321	$1,011,831
(1) Inclusive of change in fair market value of effective hedge.
The Company’s summary information of its borrowings were as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Combined weighted average interest rate(1)	5.125%	5.565%
Combined weighted average debt outstanding	$1,539,169	$1,412,987
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective February 25, 2022, the Company increased

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1,065.0 million from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026. Effective November 5, 2024 the Company amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as the Company maintains an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065.0 million to $825.0 million, of which $100.0 million has been reallocated from revolving commitments to term loan commitments. Effective September 25, 2025, the Company repaid the $100.0 million term loan commitment, reducing the total commitments under the February 2019 Credit Facility to $725.0 million from $825.0 million. Effective November 13, 2025, the Company amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from November 5, 2028 to November 13, 2029; (b) extend the stated maturity date from November 5, 2029 to November 13, 2030; and (c) add a new €85.0 million term loan facility, increasing the total commitments under the February 2019 Credit Facility to $825 million from $725 million.
Borrowings denominated in U.S. Dollars under the February 2019 Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 0.875% or (ii) term SOFR plus an applicable spread of 1.875% plus a credit spread adjustment of 0.10%. Borrowings denominated in certain foreign currencies, other than Australian dollars, bear interest on a per annum basis equal to the applicable currency rate for the foreign currency as defined in the credit agreement plus 1.875% or for borrowings denominated in Australian dollars, 1.875% plus the applicable Australian benchmark rate, which is defined as the applicable Australian dollar Screen Rate plus 0.20%. The alternate base rate is equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, (iii) the Overnight Bank Funding Rate plus 0.5%, (iv) one-month term SOFR plus 1.0% plus a credit spread adjustment of 0.10% and (v) 1.0%.
In addition, the Company pays a commitment fee of 0.375% per annum on undrawn amounts of the February 2019 Credit Facility. In connection with entering into the February 2019 Credit Facility, the Company incurred financing fees of approximately $6.4 million, which will be amortized over the life of the February 2019 Credit Facility. In connection with all amendments to the February 2019 Credit Facility, the Company incurred financing fees of approximately $12.5 million, which will be amortized over the remaining life of the February 2019 Credit Facility.
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining minimum obligors’ net worth, (iii) maintaining a minimum asset coverage ratio, (iv) meeting a minimum liquidity test and (v) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, material misrepresentation of representations and warranties, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of December 31, 2025, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of December 31, 2025, the Company had borrowings under the February 2019 Credit Facility denominated in Euros of €193.1 million ($226.8 million U.S. dollars) with an interest rate of 3.847% (one month EURIBOR of 1.972%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
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
As of December 31, 2025 and 2024, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $226.8 million and $438.6 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The August 2020 NPA contained certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
equity, maximum net debt to equity ratio and minimum asset coverage ratio. The August 2020 NPA also contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the August 2025 Notes at the time outstanding may have declared all August 2025 Notes then outstanding to be immediately due and payable.
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
The Series B Notes matured on November 4, 2025, and the Series C Notes will mature on November 4, 2027 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. Interest on the November Notes is due semiannually in May and November, beginning in May 2021. In addition, the Company is obligated to offer to repay the November Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the November 2020 NPA, the Company could have redeemed the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2025, a make-whole premium. Subject to the terms of the November 2020 NPA, the Company may redeem the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2027, a make-whole premium. The November Notes are guaranteed by certain of the Company’s subsidiaries, and are the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of December 31, 2025, the Company was in compliance with all covenants under the November 2020 NPA.
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
On November 4, 2025, the Series B Notes matured in accordance with the terms of the November 2020 NPA and the Company repaid in full the par amount plus accrued and unpaid interest. As of December 31, 2024, the fair value of the outstanding Series B Notes was $61.6 million. As of December 31, 2025 and 2024, the fair value of the outstanding Series C Notes was $111.4 million and $108.3 million, respectively. The fair value determinations of the Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
be immediately due and payable. As of December 31, 2025, the Company was in compliance with all covenants under the February 2021 NPA.
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
As of December 31, 2025 and 2024, the fair value of the outstanding Series D Notes was $79.4 million and $77.3 million, respectively. As of December 31, 2025 and 2024, the fair value of the outstanding Series E Notes was $67.9 million and $65.4 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2026 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture. As of December 31, 2025, the Company was in compliance with all covenants under the November 2026 Notes Indenture.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
2026 Notes, except that the Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the November 2026 Notes do not apply to the Exchange Notes.
As of December 31, 2025 and 2024, the fair value of the outstanding November 2026 Notes was $340.9 million and $329.3 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to the Company by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture. As of December 31, 2025, the Company was in compliance with all covenants under the February 2029 Notes Indenture.
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
As of December 31, 2025 and 2024, the fair value of the outstanding February 2029 Notes was $303.3 million and $295.6 million, respectively. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 7.00% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2025 and 2024, the interest rate swap had a fair value of $3.3 million and $(4.4) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is included either as a component of derivative assets or derivative liabilities on the Company’s Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
September 2028 Notes
On September 8, 2025, the Company entered into an underwriting agreement among the Company, Barings LLC, and J.P. Morgan Securities LLC, ING Financial Markets LLC, MUFG Securities Americas Inc. and SMBC Nikko Securities America, Inc., in connection with the issuance and sale of $300.0 million in aggregate principal amount of the Company’s 5.200% senior unsecured notes due September 15, 2028 (the “September 2028 Notes”). The September 2028 Notes offering closed on September 15, 2025 and the September 2028 Notes were issued under a Third Supplemental Indenture, dated September 15, 2025, between the Company and the Trustee, to the Base Indenture (the “Third Supplemental Indenture,” and together with the Base Indenture, the “September 2028 Notes Indenture”).
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
The September 2028 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to the Company by the SEC), and to provide financial information to the holders of the September 2028 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2028 Notes Indenture. As of December 31, 2025, the Company was in compliance with all covenants under the September 2028 Notes Indenture.
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
As of December 31, 2025, the fair value of the outstanding September 2028 Notes was $297.9 million. The fair value determinations of the September 2028 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the September 2028 Notes, on September 15, 2025, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 5.20% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.059%. The swap

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
transaction matures on September 15, 2028. The interest expense related to the September 2028 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $(2.1) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2028 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2025 and 2024, the Company recorded net expenses of $3.7 million and $4.0 million, respectively, for U.S. federal excise tax.
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
During the years ended December 31, 2025, 2024 and 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to differences in the tax basis and book basis of investments sold, merger adjustments and non-deductible excise taxes paid during the year as follows:

	December 31,
($ in thousands)	2025	2024	2023
Additional paid-in capital	$22,205	$(1,039)	$13,252
Total distributable earnings (loss)	(22,205)	1,039	(13,252)
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2022-2024), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Ordinary income	$125,247	$110,052	$108,997
Distributions on a tax basis	$125,247	$110,052	$108,997
At December 31, 2025, 2024 and 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to accruals of defaulted debt investment interest and the tax treatment of certain partnership investments, as follows:

	December 31,
($ in thousands)	2025	2024	2023
Undistributed net investment income	$86,940	$94,078	$44,655
Accumulated capital losses	(761,247)	(702,514)	(666,300)
Other permanent differences relating to the Company’s formation	1,975	1,975	1,975
Other temporary differences	339	271	204
Unrealized appreciation (depreciation)	(30,263)	(50,538)	(38,538)
Components of distributable earnings at year end	$(702,256)	$(656,728)	$(658,004)
Tax information for the fiscal year ended December 31, 2025 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2025, the Company estimates that it will have a capital loss carryforward of approximately $761.2 million ($33.2 million of short-term capital losses and $728.0 million of long-term capital losses), none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. As of December 31, 2024, the Company estimated that it would have a capital loss carryforward of approximately $702.5 million ($34.4 million of short-term capital losses and $668.2 million of long-term capital losses), none of which will expire.
For federal income tax purposes, the cost of investments owned as of December 31, 2025 and December 31, 2024 was approximately $2,438.9 million and $2,550.7 million, respectively. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $30.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $118.3 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $148.6 million. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $50.5 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.0 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $174.5 million.
In addition, the Company has wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), which hold certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiaries (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiaries) is reflected net of applicable federal and state income taxes, if any, in the Company’s Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheets.
As of December 31, 2025 and December 31, 2024, the Company had net deferred tax assets of $3.4 million and $11.0 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2025 and December 31, 2024, given the losses generated by the entity, the deferred tax assets have been offset by a valuation allowance of $5.1 million and $11.2 million, respectively. The Company concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance was provided on these assets as of December 31, 2025 and December 31, 2024.
6. Derivative Instruments
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company and the Adviser entered into the MVC Credit Support Agreement, pursuant to which the Adviser agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. On May 8, 2025, the Company entered into the Termination Agreement with Barings to terminate all rights and obligations under the MVC Credit Support Agreement. See “Note 2. Agreements and Related Party Transactions” for additional information regarding the MVC Credit Support Agreement. Net unrealized appreciation or depreciation on the MVC Credit Support Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” and net realized gains or losses on the MVC Credit Support Agreement is included in “Net realized gains (losses) - credit support agreements” in the Company’s Consolidated Statements of Operations.
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
As of December 31, 2024, the fair value of the MVC Credit Support Agreement was $19.3 million and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheets. As of December 31, 2024, the fair value of the MVC Credit Support Agreement was determined based on an income approach, with the primary inputs being the discount rate and the expected time until an exit event for each portfolio company in the MVC Reference Portfolio, which are all Level 3 inputs.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 MVC Credit Support Agreement as of December 31, 2024. The average range of unobservable inputs is based on fair value of the MVC Credit Support Agreement.

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
The following tables presents the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of December 31, 2025 and December 31, 2024:

As of December 31, 2025 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$60,500	$16,100
Total Sierra Credit Support Agreement					$16,100

As of December 31, 2024 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$44,200	$(200)
Total Sierra Credit Support Agreement					$(200)
As of December 31, 2025 and December 31, 2024, the fair value of the Sierra Credit Support Agreement was $60.5 million and $44.2 million, respectively, and is included in “Credit support agreements” in the accompanying Consolidated Balance Sheets. The fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of December 31, 2025 and December 31, 2024. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

December 31, 2025: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$60,500	Simulation Analysis	Enterprise Value / Equity Value	$0 - $385,100	$192,550	Decrease
			Asset Volatility	20.0% - 50.0%	35.0%	Increase
			Time Until Exit (years)	0 - 2.3	1.2	Decrease
			Discount Rate	5.4%	5.4%	Decrease
			Recovery Rate	20.0% - 40.0%	30.0%	Decrease

December 31, 2024: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$44,200	Simulation Analysis	Enterprise Value	$15 - $393,900	$196,958	Decrease
			Asset Volatility	25.0% - 55.0%	40.0%	Increase
			Time Until Exit (years)	0.0 - 6.6	3.3	Decrease
			Discount Rate	6.3%	6.3%	Decrease
			Recovery Rate	5.0% - 70.0%	37.5%	Decrease
Foreign Currency Forward Contracts
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables present the Company’s foreign currency forward contracts as of December 31, 2025 and 2024:

As of December 31, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$37,436	A$56,369	03/31/26	$(155)	Derivative liabilities
Foreign currency forward contract (CAD)	$1,951	C$2,686	03/31/26	(16)	Derivative liabilities
Foreign currency forward contract (DKK)	$520	3,312kr.	03/31/26	(3)	Derivative liabilities
Foreign currency forward contract (EUR)	$39,619	€33,500	03/31/26	119	Derivative assets
Foreign currency forward contract (EUR)	$14,642	€12,500	03/31/26	(97)	Derivative liabilities
Foreign currency forward contract (NZD)	NZ$10,000	$5,827	03/31/26	(58)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,006	NZ$15,504	03/31/26	62	Derivative assets
Foreign currency forward contract (NOK)	$4,852	49,215kr	03/31/26	(25)	Derivative liabilities
Foreign currency forward contract (GBP)	£1,500	$2,026	03/31/26	(9)	Derivative liabilities
Foreign currency forward contract (GBP)	£2,000	$2,691	03/31/26	(2)	Derivative liabilities
Foreign currency forward contract (GBP)	$132,483	£99,342	03/31/26	(1,106)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,999	18,499kr	03/31/26	(17)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,571	4,421Fr.	03/31/26	(59)	Derivative liabilities
Total				$(1,366)

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2024 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$7,000	$4,519	01/08/25	$(185)	Derivative liabilities
Foreign currency forward contract (AUD)	A$64,484	$41,090	01/08/25	(1,164)	Derivative liabilities
Foreign currency forward contract (AUD)	A$8,000	$5,010	04/07/25	(56)	Derivative liabilities
Foreign currency forward contract (AUD)	$954	A$1,478	01/08/25	39	Derivative assets
Foreign currency forward contract (AUD)	$965	A$1,411	01/08/25	92	Derivative assets
Foreign currency forward contract (AUD)	$46,948	A$68,596	01/08/25	4,477	Derivative assets
Foreign currency forward contract (AUD)	$41,247	A$64,724	04/07/25	1,167	Derivative assets

Foreign currency forward contract (CAD)	C$8,709	$6,161	01/08/25	(105)	Derivative liabilities
Foreign currency forward contract (CAD)	C$7,000	$4,896	04/07/25	(11)	Derivative liabilities
Foreign currency forward contract (CAD)	$6,461	C$8,709	01/08/25	404	Derivative assets
Foreign currency forward contract (CAD)	$72	C$103	04/07/25	—	Derivative liabilities
Foreign currency forward contract (CAD)	$6,326	C$8,913	04/07/25	107	Derivative assets

Foreign currency forward contract (DKK)	2,570kr.	$362	01/08/25	(5)	Derivative liabilities
Foreign currency forward contract (DKK)	$385	2,570kr.	01/08/25	28	Derivative assets
Foreign currency forward contract (DKK)	$370	2,615kr.	04/07/25	5	Derivative assets

Foreign currency forward contract (EUR)	€4,658	$4,921	01/08/25	(96)	Derivative liabilities
Foreign currency forward contract (EUR)	€95,436	$100,299	01/08/25	(1,455)	Derivative liabilities
Foreign currency forward contract (EUR)	$111,003	€99,494	01/08/25	7,955	Derivative assets
Foreign currency forward contract (EUR)	$671	€600	01/08/25	50	Derivative assets
Foreign currency forward contract (EUR)	$100,856	€95,570	04/07/25	1,467	Derivative assets

Foreign currency forward contract (NZD)	NZ$15,538	$9,003	01/08/25	(297)	Derivative liabilities
Foreign currency forward contract (NZD)	$198	NZ$312	01/08/25	23	Derivative assets
Foreign currency forward contract (NZD)	$9,538	NZ$15,226	01/08/25	1,007	Derivative assets
Foreign currency forward contract (NZD)	$9,187	NZ$15,840	04/07/25	302	Derivative assets

Foreign currency forward contract (NOK)	45,770kr	$4,104	01/08/25	(75)	Derivative liabilities
Foreign currency forward contract (NOK)	$83	921kr	01/08/25	2	Derivative assets
Foreign currency forward contract (NOK)	$4,273	44,849kr	01/08/25	325	Derivative assets
Foreign currency forward contract (NOK)	$4,132	46,087kr	04/07/25	75	Derivative assets

Foreign currency forward contract (GBP)	£5,800	$7,272	01/08/25	(8)	Derivative liabilities
Foreign currency forward contract (GBP)	£59,563	$75,949	01/08/25	(1,356)	Derivative liabilities
Foreign currency forward contract (GBP)	$1,789	£1,382	01/08/25	59	Derivative assets
Foreign currency forward contract (GBP)	$85,174	£63,981	01/08/25	5,047	Derivative assets
Foreign currency forward contract (GBP)	$75,962	£59,607	04/07/25	1,363	Derivative assets

Foreign currency forward contract (SEK)	16,492kr	$1,505	01/08/25	(12)	Derivative liabilities
Foreign currency forward contract (SEK)	$34	339kr	01/08/25	3	Derivative assets
Foreign currency forward contract (SEK)	$1,593	16,153kr	01/08/25	130	Derivative assets
Foreign currency forward contract (SEK)	$1,541	16,805kr	04/07/25	12	Derivative assets

Foreign currency forward contract (CHF)	5,622Fr.	$6,378	01/08/25	(173)	Derivative liabilities
Foreign currency forward contract (CHF)	$6,706	5,622Fr.	01/08/25	502	Derivative assets
Foreign currency forward contract (CHF)	$6,511	5,685Fr.	04/07/25	175	Derivative assets
Total				$19,818
As of December 31, 2025 and 2024, the total fair values of the Company’s foreign currency forward contracts were $(1.4) million and $19.8 million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025 and 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2025 and 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Accelevation LLC	Delayed Draw Term Loan	$401	$—
Accelevation LLC	Revolver	793	—
Accurus Aerospace Corporation(2)	Revolver	2,017	461
AD Bidco, Inc.	Delayed Draw Term Loan	391	3,522
AD Bidco, Inc.	Revolver	1,303	1,303
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	2,443	2,443
AirX Climate Solutions, Inc.(2)	Revolver	814	814
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	—	259
Americo Chemical Products, LLC	Revolver	471	471
Application Boot Camp LLC(2)	Revolver	528	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	2,182
Arc Education(3)	Delayed Draw Term Loan	724	997
ARC Interco Purchaser, LLC	Delayed Draw Term Loan	1,178	—
ARC Interco Purchaser, LLC	Revolver	728	—
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	—	358
Argus Intermediate, LLC(2)	Delayed Draw Term Loan	4,580	—
Argus Intermediate, LLC(2)	Revolver	549	—
Armstrong Transport Group (Pele Buyer, LLC)(2)	Revolver	898	—
Artemis Bidco Limited(3)	Delayed Draw Term Loan	446	663
ASC Communications, LLC(2)	Revolver	1,089	1,089
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	185
ATL II MRO Holdings Inc.	Revolver	3,289	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,274	1,183
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	399	2,151
Basin Innovation Group, LLC	Revolver	1,858	1,858
Beyond Risk Management, Inc.	Delayed Draw Term Loan	879	4,629
Biolam Group(2)(3)	Delayed Draw Term Loan	—	625
Bitly, Inc.(2)	Revolver	189	—
BKF Buyer, Inc.(2)	Revolver	2,970	2,970
BLI Buyer, Inc.(2)	Delayed Draw Term Loan	752	—
BLI Buyer, Inc.(2)	Revolver	634	—
Brightpay Limited(3)	Delayed Draw Term Loan	—	131
BrightSign LLC	Revolver	332	244

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	696	—
Broadway Buyer, LLC	Delayed Draw Term Loan	1,649	—
Broadway Buyer, LLC	Revolver	967	—
CAi Software, LLC	Revolver	—	1,261
Caldwell & Gregory LLC	Delayed Draw Term Loan	417	3,312
Caldwell & Gregory LLC	Revolver	2,500	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	53	63
Cascade Residential Services LLC	Delayed Draw Term Loan	—	629
Cascade Residential Services LLC	Revolver	331	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,257	1,396
CCFF Buyer, LLC	Revolver	1,047	1,047
Ceres Pharma NV(3)	Delayed Draw Term Loan	163	—
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Revolver	55	—
CloudOne Digital Corp.	Revolver	2,707	—
Comply365, LLC	Revolver	807	1,101
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	461	407
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	7,304	—
Credit Key Funding II LLC(2)	Revolver	870	—
CSL DualCom(4)	Capex / Acquisition Facility	—	148
CW Group Holdings, LLC	Delayed Draw Term Loan	7,446	—
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	1,802	—
DecksDirect, LLC(2)	Revolver	85	34
DISA Holdings Corp.	Revolver	314	429
Discovery Buyer, L.P.	Delayed Draw Term Loan	2,646	—
Discovery Buyer, L.P.	Revolver	1,793	—
Dune Group(3)	Delayed Draw Term Loan	—	411
Durare Bidco, LLC	Delayed Draw Term Loan	968	—
Durare Bidco, LLC	Revolver	969	—
EB Development(3)	Capex / Acquisition Facility	242	—
EB Development(3)	Delayed Draw Term Loan	627	553
Eclipse Business Capital, LLC	Revolver	12,818	12,636
Electrical Components International, Inc.	Delayed Draw Term Loan	—	585
EMI Porta Holdco LLC(2)	Revolver	2,195	2,254
eShipping, LLC	Revolver	—	1,486
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	619
Expert Institute Group Inc.	Delayed Draw Term Loan	2,005	—
Expert Institute Group Inc.	Revolver	701	—
Express Wash Acquisition Company, LLC(2)	Revolver	193	115
EZ SMBO Bidco(3)	Delayed Draw Term Loan	703	—
Faraday(3)	Delayed Draw Term Loan	—	928
Footco 40 Limited(4)	Delayed Draw Term Loan	—	515

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Forest Buyer, LLC	Revolver	298	298
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	361
Fortis Payment Systems, LLC	Revolver	—	625
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	—	2,312
GB Eagle Buyer, Inc.	Revolver	2,316	2,316
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Global Academic Group Limited(2)(7)	Term Loan	—	233
GMES LLC	Delayed Draw Term Loan	1,253	—
GMES LLC	Revolver	916	—
GMF Parent, Inc.	Delayed Draw Term Loan	1,195	—
GMF Parent, Inc.	Revolver	468	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	51	49
Graphpad Software, LLC	Delayed Draw Term Loan	—	2,093
Graphpad Software, LLC	Revolver	—	872
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Greenhill II BV(3)	Delayed Draw Term Loan	585	—
Groupe Product Life(2)(3)	Delayed Draw Term Loan	2,704	145
Haystack Holdings LLC	Delayed Draw Term Loan	4,086	—
Haystack Holdings LLC	Revolver	1,416	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	113	164
Heavy Construction Systems Specialists, LLC	Revolver	2,632	2,632
HEKA Invest(3)	Delayed Draw Term Loan	—	539
HemaSource, Inc.	Delayed Draw Term Loan	368	—
HemaSource, Inc.	Revolver	1,804	1,804
High Street Buyer Inc.	Delayed Draw Term Loan	1,800	—
HomeX Services Group LLC	Delayed Draw Term Loan	221	650
HomeX Services Group LLC	Revolver	304	338
HS Advisory Buyer LLC	Delayed Draw Term Loan	652	—
HS Advisory Buyer LLC	Revolver	600	—
HSL Compliance(4)	Delayed Draw Term Loan	2,152	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(2)	Revolver	1,364	1,364
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	162	1,725
Hydratech Holdings, Inc.(2)	Revolver	522	924
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816	816
Ice House America, L.L.C.(2)	Revolver	72	257
International Fleet Financing No.2 B.V.(2)(3)	Revolver	947	—
Interstellar Group B.V.(3)	Delayed Draw Term Loan	628	582
InvoCare Limited(5)	Delayed Draw Term Loan	296	275
ISTO Technologies II, LLC	Revolver	—	714
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jocassee Partners LLC	Joint Venture	65,000	65,000

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	—	728
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	529	—
Jones Fish Hatcheries & Distributors LLC	Revolver	—	418
KAMC Holdings Inc.	Revolver	476	—
Kanawha Scales & Systems, LLC(2)	Delayed Draw Term Loan	407	—
Kanawha Scales & Systems, LLC(2)	Revolver	144	—
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	103	402
Lattice Group Holdings Bidco Limited(2)	Capex / Acquisition Facility	778	—
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	72	237
Lattice Group Holdings Bidco Limited(2)	Revolver	18	35
LeadsOnline, LLC	Revolver	2,603	2,603
LHS Borrower, LLC	Revolver	725	—
Lockmasters Security Intermediate, Inc.	Delayed Draw Term Loan	1,024	—
Lockmasters Security Intermediate, Inc.	Revolver	868	—
Maia Bidco Limited(2)(4)	Delayed Draw Term Loan	1,350	—
Maia Bidco Limited(2)(4)	Revolver	337	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	42	—
MB Purchaser, LLC	Delayed Draw Term Loan	1,350	773
MB Purchaser, LLC	Revolver	769	309
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	4,837	5,098
Media Recovery, Inc. (SpotSee)	Revolver	635	635
Media Recovery, Inc. (SpotSee)(4)	Revolver	797	742
Megawatt Acquisitionco, Inc.(2)	Revolver	665	475
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	778	691
MIV Buyer, LLC	Delayed Draw Term Loan	1,260	—
MIV Buyer, LLC	Revolver	311	—
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	952	884
Momentum Textiles, LLC(2)	Revolver	923	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	593	552
MSI Express Inc.(2)	Revolver	723	—
Narda Acquisitionco., Inc.	Revolver	—	1,311
NAW Buyer LLC	Delayed Draw Term Loan	4,554	5,729
NAW Buyer LLC	Revolver	1,894	1,894
Next Holdco, LLC	Delayed Draw Term Loan	—	1,891
Next Holdco, LLC	Revolver	733	733
NF Holdco, LLC(2)	Revolver	630	829
Northstar Recycling, LLC	Delayed Draw Term Loan	—	4,295
Northstar Recycling, LLC	Revolver	3,527	3,527
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	255	449

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	1,370	1,370
OSP AFS Buyer, LLC(2)	Delayed Draw Term Loan	5,699	—
OSP AFS Buyer, LLC(2)	Revolver	1,309	—
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	—	4,276
OSP Hamilton Purchaser, LLC	Revolver	1,145	666
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	735	—
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	584	—
Owl Intermediate Holdings, LLC(2)	Revolver	1,900	—
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	—	328
PDQ.Com Corporation	Delayed Draw Term Loan	—	5,226
Polara Enterprises, L.L.C.	Revolver	949	545
PowerGEM Buyer, Inc.	Delayed Draw Term Loan	782	4,946
PowerGEM Buyer, Inc.	Revolver	579	2,579
Premium Invest(3)	Capex / Acquisition Facility	1,820	1,605
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	—	935
Process Insights Acquisition, Inc.(2)	Revolver	—	104
ProfitOptics, LLC(2)	Revolver	484	242
Pro-Vision Solutions Holdings, LLC	Revolver	1,932	2,077
PSP Intermediate 4, LLC(3)	Delayed Draw Term Loan	—	193
Qima Finance LTD	Capex / Acquisition Facility	655	—
Qualified Industries, LLC	Revolver	—	242
R1 Holdings, LLC(2)	Revolver	219	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	630	2,399
Randys Holdings, Inc.	Revolver	1,865	1,231
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,956	2,956
Rapid Buyer LLC(2)	Revolver	1,478	1,478
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	1,111	—
Real Chemistry Intermediate III, Inc.(2)	Revolver	1,000	—
Recon Buyer LLC(2)	Delayed Draw Term Loan	4,837	—
Recon Buyer LLC(2)	Revolver	612	—
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	145	—
RKD Group, LLC	Delayed Draw Term Loan	1,645	—
RKD Group, LLC	Revolver	1,135	—
Rocade Holdings LLC(2)	Delayed Draw Term Loan	7,133	—
Rocade Holdings LLC(2)	Preferred Equity	7,000	14,000
Rock Labor LLC	Revolver	1,103	1,103
ROI Solutions LLC	Delayed Draw Term Loan	2,256	3,506
ROI Solutions LLC	Revolver	3,138	3,138
Royal Buyer, LLC	Revolver	—	1,748
RPX Corporation	Revolver	3,024	3,024
Ruby Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	642	—
Saab Purchaser, Inc.(2)	Delayed Draw Term Loan	—	4,787

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Saab Purchaser, Inc.(2)	Revolver	2,394	2,394
Sanoptis S.A.R.L.(3)	Term Loan	2,786	2,456
Sansidor BV(3)	Capex / Acquisition Facility	—	396
Sapphire Bidco S.A.R.L.(3)	Delayed Draw Term Loan	1,048	—
SBP Holdings LP	Delayed Draw Term Loan	7,905	7,905
SBP Holdings LP	Revolver	3,250	3,250
Scout Bidco B.V.(2)(3)	Revolver	680	999
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	2,051	—
SCP CDH Buyer, Inc.	Revolver	974	—
SCP Medical Products, LLC.	Revolver	213	—
Screenvision, LLC	Revolver	613	—
Security Holdings B.V.(2)(3)	Revolver	822	1,916
Sinari Invest(2)(3)	Delayed Draw Term Loan	509	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	503
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	2,729	15,164
Skyvault Holdings LLC(2)	Equity	910	—
Smartling, Inc.	Revolver	—	1,176
SmartShift Group, Inc.	Revolver	1,651	1,651
Solo Buyer, L.P.(2)	Revolver	1,130	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	1,041	1,453
SPATCO Energy Solutions, LLC	Revolver	1,188	1,188
Spatial Business Systems LLC	Revolver	406	1,406
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	—	2,226
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	1,953	—
Superjet Buyer, LLC	Delayed Draw Term Loan	292	4,085
Superjet Buyer, LLC	Revolver	1,459	2,432
SVI International LLC	Delayed Draw Term Loan	—	74
SVI International LLC	Revolver	74	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	3,455	—
Swoop Intermediate III, Inc.	Revolver	818	—
Syntax Midco 2 Inc.(2)	Delayed Draw Term Loan	601	—
Syntax Midco 2 Inc.(2)	Revolver	1,763	—
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	1,123	—
TA KHP Aggregator, L.P.	Revolver	448	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	139
Tank Holding Corp(2)	Revolver	873	873
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,217	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	—	8,016
TAPCO Buyer LLC	Revolver	1,415	2,915
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	169	233
Techone B.V.(3)	Revolver	558	492

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Tencarva Machinery Company, LLC	Delayed Draw Term Loan	7,144	—
Tencarva Machinery Company, LLC	Revolver	2,103	1,470
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	3,811	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	2,261	827
THG Acquisition, LLC	Delayed Draw Term Loan	1,629	2,299
THG Acquisition, LLC	Revolver	1,314	1,401
Transportation Insight, LLC(2)	Revolver	1,281	—
Trintech, Inc.	Revolver	383	383
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	7,596	11,751
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	117	234
UHY Advisors, Inc.	Delayed Draw Term Loan	8,143	13,247
UHY Advisors, Inc.	Revolver	2,494	3,507
Union Bidco Limited(4)	Capex / Acquisition Facility	—	66
United Therapy Holding III GmbH(3)	Capex / Acquisition Facility	—	641
Unither (Uniholding)(3)	Delayed Draw Term Loan	259	449
Unosquare, LLC(2)	Delayed Draw Term Loan	2,106	—
Unosquare, LLC(2)	Revolver	661	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	12,065	14,420
Whitcraft Holdings, Inc.	Delayed Draw Term Loan	171	2,912
Whitcraft Holdings, Inc.	Revolver	1,886	893
White Bidco Limited	Delayed Draw Term Loan	—	515
Woodland Foods, LLC(2)	Line of Credit	2,793	1,177
World 50, Inc.	Revolver	973	973
WWEC Holdings III Corp	Revolver	2,484	2,484
ZB Holdco LLC(2)	Revolver	—	338
Zelda Luxco S.A.S(3)	Delayed Draw Term Loan	1,249	—
Total unused commitments to extend financing		$400,635	$388,772
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of December 31, 2025 and 2024, the Company had guaranteed €6.0 million ($7.0 million U.S. dollars) and €9.9 million ($10.3 million U.S. dollars), respectively, relating to credit facilities among Erste Bank and MVC Automotive Group GmbH (“MVC Auto”), that mature on June 30, 2026. As of December 31, 2025 the Company had guaranteed €4.0 million ($4.7 million U.S. dollars) relating to a credit facility among Santander Consumer Bank GmbH and MVC Auto, which will be in place for the holding period of the associated asset, unless terminated earlier in accordance with the terms of the credit facility. The Company would be required to make payments to Erste Bank or Santander Consumer Bank GmbH if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2025	2024	2023	2022	2021
Per share data:
Net asset value at beginning of period	$11.29	$11.28	$11.05	$11.36	$10.99
Net investment income (1)	1.12	1.24	1.19	1.12	0.90
Net realized gain (loss) on investments / CSAs / foreign currency transactions / forward currency contracts (1)(2)	(0.22)	(0.36)	(0.59)	0.16	(0.05)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.07	0.16	0.59	(1.20)	0.34
Total increase (decrease) from investment operations (1)	0.97	1.04	1.19	0.08	1.19
Dividends / distributions paid to stockholders from net investment income	(1.19)	(1.04)	(1.02)	(0.95)	(0.79)
Tax return of capital to stockholders	—	—	—	—	(0.03)
Total dividends and distributions paid	(1.19)	(1.04)	(1.02)	(0.95)	(0.82)
Sierra Merger (See Notes 2 and 6) (3)	—	—	—	0.10	—
Deemed contribution - CSAs (See Note 6)	—	—	—	0.40	—
Purchases of shares in share repurchase plan	0.02	0.01	0.06	0.06	—
Net asset value at end of period	$11.09	$11.29	$11.28	$11.05	$11.36
Market value at end of period (4)	$9.18	$9.57	$8.58	$8.15	$11.02
Shares outstanding at end of period	104,706,884	105,408,938	106,067,070	107,916,166	65,316,085
Net assets at end of period	$1,160,682	$1,190,354	$1,196,559	$1,192,329	$741,931
Average net assets	$1,188,613	$1,210,693	$1,211,289	$1,184,591	$739,250
Ratio of total expenses, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (5)	13.58%	12.80%	13.30%	8.80%	10.33%
Ratio of net investment income to average net assets	9.91%	10.84%	10.55%	9.76%	7.98%
Portfolio turnover ratio (6)	26.67%	25.83%	22.93%	43.07%	68.63%
Total return (7)	8.85%	24.05%	18.83%	(18.35)%	29.34%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)Includes the impact of share issuance and deemed contribution from Barings associated with the Sierra Merger.
(4)Represents the closing price of the Company’s common stock on the last day of the period.
(5)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(6)Portfolio turnover ratio as of December 31, 2021 excludes the impact of short-term investments. Portfolio turnover ratio as of December 31, 2022 excludes the impact of the Sierra Merger.
(7)Total return is based on purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
($ in thousands, except share and per share amounts)	2020	2019	2018	2017	2016
Per share data:
Net asset value at beginning of period	$11.66	$10.98	$13.43	$15.13	$15.23
Net investment income (1)	0.64	0.61	—	1.55	1.62
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.79)	(0.08)	(3.17)	(1.11)	0.05
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.38	0.64	1.08	(1.04)	(0.72)
Total increase (decrease) from investment operations (1)	0.23	1.17	(2.09)	(0.60)	0.95
Dividends / distributions paid to stockholders from net investment income	(0.65)	(0.54)	(0.41)	(1.65)	(1.89)
Tax return of capital to stockholders	—	—	(0.02)	—	—
Total dividends and distributions paid	(0.65)	(0.54)	(0.43)	(1.65)	(1.89)
Common stock offerings	(0.63)	—	—	0.61	0.72
Deemed contribution - CSAs (See Note 6)	0.28	—	—	—	—
Deemed contribution - Barings LLC	0.07	—	—	—	—
Purchase of shares in tender offer	—	—	0.13	—	—
Purchases of shares in share repurchase plan	0.05	0.07	—	—	—
Stock-based compensation (1)	—	—	0.17	(0.01)	0.09
Shares issued pursuant to Dividend Reinvestment Plan	—	—	—	0.01	0.04
Loss on extinguishment of debt (1)	(0.06)	(0.01)	(0.21)	—	—
Benefit from (provision for) taxes (1)	—	(0.01)	0.02	(0.02)	(0.01)
Other (2)	0.04	—	(0.04)	(0.04)	—
Net asset value at end of period	$10.99	$11.66	$10.98	$13.43	$15.13
Market value at end of period (3)	$9.20	$10.28	$9.01	$9.49	$18.34
Shares outstanding at end of period	65,316,085	48,950,803	51,284,064	47,740,832	40,401,292
Net assets at end of period	$717,805	$570,875	$562,967	$641,275	$611,156
Average net assets	$517,740	$579,199	$628,155	$667,188	$556,549
Ratio of total expenses, prior to waiver of base management fee, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (4)	8.33%	7.90%	14.54%	7.74%	9.93%
Ratio of total expenses, net of base management fee waived, including loss on extinguishment of debt and benefit from (provision for) taxes, to average net assets (4)	8.33%	7.90%	14.31%	7.74%	9.93%
Ratio of net investment income to average net assets	5.99%	5.27%	(0.01)%	10.83%	10.58%
Portfolio turnover ratio (5)	67.80%	113.99%	228.49%	37.02%	24.61%
Total return (6)	(2.17)%	20.27%	18.18%	(42.15)%	5.86%
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
(5)Portfolio turnover ratio as of December 31, 2020 excludes the impact of short-term investments and excludes the impact of the MVC Acquisition
(6)Total return is based on the purchase of stock at the current market price on the first day and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.

Barings BDC, Inc.
Notes to Consolidated Financial Statements — (Continued)
9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2025. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Total investment income	$64,438	$74,398	$72,404	$67,969
Net investment income	26,390	29,810	33,613	28,030
Net increase (decrease) in net assets resulting from operations	32,576	20,559	23,550	25,238
Net investment income per share	0.25	0.28	0.32	0.27
	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Total investment income	$69,807	$74,886	$70,851	$70,625
Net investment income	29,353	42,142	30,185	29,514
Net increase (decrease) in net assets resulting from operations	44,001	19,440	22,020	24,828
Net investment income per share	0.28	0.40	0.29	0.28
10. Subsequent Events
On February 19, 2026, the Board authorized a new 12-month share repurchase program. Under the program, the Company may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
On February 19, 2026, the Board declared a quarterly distribution of $0.26 per share payable on March 11, 2026 to holders of record as of March 4, 2026.