Form 10-Q
period 2026-03-31
Barings BDC, Inc.
filed 2026-05-07
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 7, 2026 was 104,706,884.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,941,297 and $1,951,962 as of March 31, 2026 and December 31, 2025, respectively)	$1,895,009	$1,916,364
Affiliate investments (cost of $369,919 and $386,190 as of March 31, 2026 and December 31, 2025, respectively)	386,200	399,183
Control investments (cost of $94,685 and $86,128 as of March 31, 2026 and December 31, 2025, respectively)	88,780	82,977
Total investments at fair value	2,369,989	2,398,524
Cash (restricted cash of $15,831 and $12,933 as of March 31, 2026 and December 31, 2025, respectively)	69,823	51,891
Foreign currencies (cost of $25,861 and $14,922 as of March 31, 2026 and December 31, 2025, respectively)	25,856	14,889
Interest and fees receivable	36,779	41,415
Investments funded in advance	16,824	—
Prepaid expenses and other assets	687	981
Credit support agreement (cost of $44,400 as of both March 31, 2026 and December 31, 2025)	65,800	60,500
Derivative assets	5,785	3,515
Deferred financing fees	8,241	8,681
Receivable from unsettled transactions	332	55,987
Total assets	$2,600,116	$2,636,383
Liabilities:
Accounts payable and accrued liabilities	$5,004	$7,379
Interest payable	10,535	18,451
Administrative fees payable	378	381
Base management fees payable	8,294	8,562
Incentive management fees payable	4,723	7,019
Derivative liabilities	3,101	3,619
Payable from unsettled transactions	204	183
Borrowings under credit facility	292,702	226,786
Notes payable (net of deferred financing fees)	1,121,725	1,203,321
Total liabilities	1,446,666	1,475,701
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 104,706,884 shares issued and outstanding as of both March 31, 2026 and December 31, 2025)	104	104
Additional paid-in capital	1,862,834	1,862,834
Total distributable earnings (loss)	(709,488)	(702,256)
Total net assets	1,153,450	1,160,682
Total liabilities and net assets	$2,600,116	$2,636,383
Net asset value per share	$11.02	$11.09
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$39,555	$44,627
Affiliate investments	1,538	873
Control investments	79	120
Total interest income	41,172	45,620
Dividend income:
Non-Control / Non-Affiliate investments	2,707	1,144
Affiliate investments	9,198	9,598
Total dividend income	11,905	10,742
Fee and other income:
Non-Control / Non-Affiliate investments	2,611	3,538
Affiliate investments	46	32
Control investments	36	3
Total fee and other income	2,693	3,573
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	4,064	3,748
Affiliate investments	180	343
Control investments	389	227
Total payment-in-kind interest income	4,633	4,318
Interest income from cash	163	185
Total investment income	60,566	64,438
Operating expenses:
Interest and other financing fees	18,934	20,196
Base management fee (Note 2)	8,294	8,019
Incentive management fees (Note 2)	4,723	7,738
General and administrative expenses (Note 2)	2,315	1,694
Total operating expenses	34,266	37,647
Net investment income before taxes	26,300	26,791
Income taxes, including excise tax expense	400	401
Net investment income after taxes	$25,900	$26,390

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(8,153)	$(10,384)
Control investments	3	(7,347)
Net realized gains (losses) on investments	(8,150)	(17,731)
Foreign currency transactions	(2,442)	1,448
Forward currency contracts	(198)	15,213
Net realized gains (losses)	(10,790)	(1,070)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(10,569)	22,232
Affiliate investments	3,289	(1,861)
Control investments	(2,754)	12,629
Net unrealized appreciation (depreciation) on investments	(10,034)	33,000
Credit support agreements	5,300	4,350
Foreign currency transactions	4,100	(7,777)
Forward currency contracts	5,515	(22,317)
Net unrealized appreciation (depreciation)	4,881	7,256
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(5,909)	6,186
Net increase (decrease) in net assets resulting from operations	$19,991	$32,576
Net investment income per share — basic and diluted	$0.25	$0.25
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.19	$0.31
Dividends / distributions per share:
Regular quarterly dividends / distributions	$0.26	$0.26
Special dividends / distributions	—	0.05
Total dividends / distributions per share	$0.26	$0.31
Weighted average shares outstanding — basic and diluted	104,706,884	105,373,382

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended March 31, 2026	Number of Shares	Par Value
Balance, December 31, 2025	104,706,884	$104	$1,862,834	$(702,256)	$1,160,682
Net investment income	—	—	—	25,900	25,900
Net realized loss on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(10,790)	(10,790)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	4,881	4,881
Distributions of net investment income	—	—	—	(27,223)	(27,223)
Balance, March 31, 2026	104,706,884	$104	$1,862,834	$(709,488)	$1,153,450

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended March 31, 2025	Number of Shares	Par Value
Balance, December 31, 2024	105,408,938	$105	$1,846,977	$(656,728)	$1,190,354
Net investment income	—	—	—	26,390	26,390
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(1,070)	(1,070)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	7,256	7,256
Distributions of net investment income	—	—	—	(32,676)	(32,676)
Purchases of shares in repurchase plan	(150,000)	—	(1,451)	—	(1,451)
Balance, March 31, 2025	105,258,938	$105	$1,845,526	$(656,828)	$1,188,803

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$19,991	$32,576
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(108,677)	(167,244)
Repayments received / sales of portfolio investments	181,116	122,362
Loan origination and other fees received	1,141	4,161
Net realized (gain) loss on investments	8,150	17,731
Net realized (gain) loss on foreign currency transactions	2,442	(1,448)
Net realized (gain) loss on forward currency contracts	198	(15,213)
Net unrealized (appreciation) depreciation on investments	10,034	(33,000)
Net unrealized (appreciation) depreciation on CSAs	(5,300)	(4,350)
Net unrealized (appreciation) depreciation on foreign currency transactions	(4,100)	7,777
Net unrealized (appreciation) depreciation on forward currency contracts	(5,515)	22,317
Payment-in-kind interest / dividends	(5,835)	(6,707)
Amortization of deferred financing fees	1,571	1,183
Accretion of loan origination and other fees	(2,656)	(2,648)
Amortization / accretion of purchased loan premium / discount	(248)	(718)
Payments for derivative contracts	(1,547)	(4,930)
Proceeds from derivative contracts	1,349	20,143
Changes in operating assets and liabilities:
Interest and fees receivable	5,111	4,192
Investments funded in advance	(16,824)	—
Prepaid expenses and other assets	294	205
Accounts payable and accrued liabilities	(4,820)	(3,328)
Interest payable	(7,914)	(813)
Net cash provided by (used in) operating activities	67,961	(7,752)
Cash flows from financing activities:
Borrowings under credit facility	133,592	104,000
Repayments of credit facility	(65,431)	(52,844)
Repayments of notes	(80,000)	—
Purchases of shares in repurchase plan	—	(1,451)
Cash dividends / distributions paid	(27,223)	(32,676)
Net cash provided by (used in) financing activities	(39,062)	17,029
Net increase (decrease) in cash and foreign currencies	28,899	9,277
Cash and foreign currencies, beginning of period	66,780	91,339
Cash and foreign currencies, end of period	$95,679	$100,616
Supplemental Information:
Cash paid for interest	$23,076	$17,680
Excise taxes paid during the period	$3,400	$3,665
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	04/22	04/28	$13,024	$12,945	$12,971	1.1%	(7)(8)(13)
Accurus Aerospace Corporation	Revolver	SOFR + 4.75%, 8.6% Cash	04/22	04/28	288	276	279	—%	(7)(8)(13)(30)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	11/22	11/28	19,067	18,837	18,877	1.6%	(7)(8)(13)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	11/22	11/28	—	(34)	(33)	—%	(7)(8)(13)(30)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	656	653	656	0.1%	(7)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/22	11/30	8,443	8,339	8,359	0.7%	(7)(8)(13)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	12/22	11/30	1,095	1,057	1,066	0.1%	(7)(8)(13)(30)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	11/19	02/29	1,239	1,160	1,239	0.1%	(3)(7)(8)(11)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	11/19	02/29	6,526	6,466	6,526	0.6%	(3)(7)(8)(14)
M-Personal Protection Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/24	09/31	4,061	3,781	4,061	0.4%	(3)(7)(8)(10)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/24	03/30	4,108	4,052	4,005	0.3%	(7)(8)(13)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.2% Cash	03/24	03/30	—	(9)	(17)	—%	(7)(8)(13)(30)
Protego Bidco B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	02/26	03/33	1,468	1,415	1,468	0.1%	(3)(7)(8)(11)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	03/21	03/28	1,882	1,899	1,882	0.2%	(3)(7)(8)(11)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.6% Cash	03/21	03/27	2,257	2,301	2,257	0.2%	(3)(7)(8)(11)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	12/20	12/26	7,202	7,180	7,130	0.6%	(7)(8)(13)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash, 2.0% PIK	02/21	02/27	14,273	14,231	12,346	1.1%	(7)(8)(13)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/24	09/31	12,933	12,740	12,823	1.1%	(7)(8)(13)(30)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	02/23	09/31	365	328	349	—%	(7)(8)(13)(30)
Subtotal Aerospace & Defense (8.3%)*					98,887	97,617	96,244
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.8% Cash	07/22	07/30	4,545	4,440	3,950	0.3%	(7)(8)(13)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	03/22	03/29	3,276	3,246	3,276	0.3%	(7)(8)(13)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 8.8% Cash	03/22	03/28	900	891	900	0.1%	(7)(8)(13)(30)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	11/29	13,146	12,933	13,026	1.1%	(7)(8)(12)(30)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	11/29	93	64	76	—%	(7)(8)(12)(30)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	1,959	1,880	1,886	0.2%	(7)(8)(13)(30)
Recon Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	—	(7)	(7)	—%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	07/24	07/30	7,688	7,558	7,613	0.7%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	07/24	07/30	—	(17)	(10)	—%	(7)(8)(13)(30)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	03/24	03/30	639	630	639	0.1%	(7)(8)(13)
SVI International LLC	Revolver	SOFR + 6.75%, 10.4% Cash	03/24	03/30	—	(1)	—	—%	(7)(8)(13)(30)
Subtotal Automotive (2.7%)*					32,246	31,617	31,349

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	SONIA + 8.50%, 13.0% PIK	05/25	05/32	$5,448	$5,389	$4,691	0.4%	(3)(7)(8)(15)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	07/25	07/31	4,821	4,744	4,738	0.4%	(7)(8)(12)(30)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	03/25	02/32	1,851	1,744	1,812	0.2%	(3)(7)(8)(16)(30)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	12/25	11/30	5,304	5,189	5,195	0.5%	(7)(8)(13)(30)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.2% Cash	12/25	12/30	—	(8)	(8)	—%	(7)(8)(13)(30)
ERS Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/31	1,739	1,707	1,706	0.1%	(7)(8)(12)(30)
ERS Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/31	—	(3)	(3)	—%	(7)(8)(12)(30)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% Cash	11/23	11/30	4,338	3,951	4,289	0.4%	(3)(7)(8)(11)
Forge Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/26	01/33	2,768	2,702	2,700	0.2%	(7)(8)(13)(30)
Forge Borrower, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	01/26	01/33	—	(8)	(8)	—%	(7)(8)(13)(30)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.8% Cash	10/23	09/30	5,370	4,843	5,337	0.5%	(3)(7)(8)(11)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.1% Cash	09/19	06/28	3,490	3,676	3,460	0.3%	(3)(7)(8)(9)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	07/25	07/32	301	289	289	—%	(7)(8)(13)(30)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	05/21	05/28	2,881	2,973	2,881	0.2%	(3)(7)(8)(10)
Markerstudy Group Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	03/26	02/33	4,879	4,891	4,831	0.4%	(3)(7)(8)(15)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	08/31	6,371	6,291	6,308	0.5%	(7)(8)(13)
ORS Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	03/26	08/31	421	409	409	—%	(7)(8)(13)(30)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	2,984	2,883	2,892	0.3%	(7)(8)(13)(30)
OSP AFS Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	—	(15)	(14)	—%	(7)(8)(13)(30)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/32	2,477	2,445	2,256	0.2%	(7)(8)(13)(30)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/32	365	346	229	—%	(7)(8)(13)(30)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 4.0% PIK	12/21	06/26	53,964	53,500	48,567	4.2%	(7)(8)(13)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	06/21	12/30	9,736	8,930	9,736	0.8%	(3)(7)(8)(10)(30)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 8.7% Cash	10/24	10/31	12,061	12,011	12,013	1.0%	(3)(7)(8)(13)
SRS Acquiom Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/32	4,438	4,395	4,394	0.4%	(7)(8)(13)
SRS Acquiom Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/32	130	120	120	—%	(7)(8)(13)(30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/21	12/28	7,842	7,752	7,759	0.7%	(7)(8)(12)(30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.50%, 8.2% Cash	10/21	12/28	—	(14)	(16)	—%	(7)(8)(12)(30)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/31	5,642	5,584	5,605	0.5%	(7)(8)(12)(30)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/31	372	360	364	—%	(7)(8)(12)(30)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/23	12/27	13,230	13,043	13,230	1.1%	(7)(8)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (13.5%)*					163,223	160,119	155,762

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 11.8% Cash	04/25	04/29	$10,945	$10,771	$10,945	0.9%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	2,489	2,484	2,489	0.2%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 9.00%, 12.9% PIK	02/24	04/29	907	907	907	0.1%	(7)(8)(13)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	5,049	4,982	5,049	0.4%	(7)(8)(13)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 12.9% PIK	02/24	04/29	707	707	707	0.1%	(7)(8)(13)
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	2,234	2,201	2,203	0.2%	(7)(8)(13)(30)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	17	13	13	—%	(7)(8)(13)(30)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	12/21	12/28	2,389	2,276	2,378	0.2%	(3)(7)(8)(10)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	12/21	12/28	17,164	16,989	16,999	1.5%	(7)(8)(13)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	12/21	12/28	698	679	671	0.1%	(7)(8)(13)(30)
Subtotal Beverage, Food, & Tobacco (3.7%)*					42,599	42,009	42,361
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/23	11/29	4,248	4,187	4,179	0.4%	(7)(8)(13)(30)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	11/23	11/29	3,264	3,209	3,281	0.3%	(7)(8)(13)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.4% Cash	11/23	11/29	78	66	78	—%	(7)(8)(13)(30)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.3% Cash	07/22	07/29	2,650	2,339	2,601	0.2%	(3)(7)(8)(10)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash, 5.0% PIK	03/23	07/29	14,693	14,185	11,460	1.0%	(7)(8)(13)
Brown Machine Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	10/18	10/26	6,056	6,050	5,578	0.5%	(7)(8)(13)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/21	11/28	1,303	1,294	1,303	0.1%	(3)(7)(8)(13)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/31	1,790	1,774	1,783	0.2%	(7)(8)(13)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/31	283	266	275	—%	(7)(8)(13)(30)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	11/25	11/32	423	415	415	—%	(7)(8)(13)(30)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	11/25	11/32	35	34	34	—%	(7)(8)(13)(30)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/21	12/27	941	935	941	0.1%	(7)(8)(13)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.3% Cash	12/21	12/27	206	198	206	—%	(7)(8)(13)(30)
Process Equipment, Inc. (ProcessBarron)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	03/19	03/28	5,270	5,262	5,270	0.5%	(7)(8)(14)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.65%, 5.3% Cash, 4.5% PIK	07/23	07/29	5,675	5,593	4,744	0.4%	(7)(8)(13)
Process Insights Acquisition, Inc.	Revolver	SOFR + 1.65%, 5.3% Cash, 4.5% PIK	07/23	07/29	1,014	1,000	848	0.1%	(7)(8)(13)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/30	5,398	5,331	5,340	0.5%	(7)(8)(14)(30)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/30	—	(11)	(10)	—%	(7)(8)(14)(30)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/24	11/30	9,584	9,468	9,476	0.8%	(7)(8)(12)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 8.7% Cash	11/24	11/30	—	(16)	(16)	—%	(7)(8)(12)(30)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/21	12/27	7,606	7,450	7,476	0.6%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	12/21	12/27	$—	$(15)	$(19)	—%	(7)(8)(13)(30)
Subtotal Capital Equipment (5.7%)*					70,517	69,014	65,243
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/23	04/29	4,891	4,831	4,833	0.4%	(7)(8)(12)
Americo Chemical Products, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	04/23	04/29	—	(6)	(6)	—%	(7)(8)(12)(30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 7.5% Cash	11/21	11/28	6,150	5,760	6,088	0.5%	(3)(7)(8)(11)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.7% Cash	06/22	11/28	1,019	1,019	1,008	0.1%	(3)(7)(8)(14)
G 3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	10/25	10/31	11,830	11,607	11,610	1.0%	(7)(8)(13)
Polymer Solutions Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% PIK	02/22	10/26	994	994	322	—%	(7)(8)(13)(26)(28)
Subtotal Chemicals, Plastics, & Rubber (2.1%)*					24,884	24,205	23,855
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/24	08/30	9,188	9,086	9,062	0.8%	(7)(8)(12)(30)
BKF Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	08/24	08/30	—	(33)	(44)	—%	(7)(8)(12)(30)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% PIK	12/21	12/27	12,032	11,948	8,988	0.8%	(7)(8)(13)(26)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 9.6% PIK	12/21	12/27	949	931	199	—%	(7)(8)(13)(26)(30)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/25	09/31	7,690	7,587	7,599	0.7%	(7)(8)(13)(30)
GMES LLC	Revolver	SOFR + 5.25%, 8.9% Cash	09/25	09/31	204	192	193	—%	(7)(8)(13)(30)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	05/25	09/27	3,232	3,210	3,206	0.3%	(7)(8)(13)(30)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	05/25	09/27	—	(4)	(5)	—%	(7)(8)(13)(30)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/21	08/27	268	267	268	—%	(7)(8)(12)
Subtotal Construction & Building (2.6%)*					33,563	33,184	29,466
Consumer goods: Durable
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	10/23	10/28	12,474	12,262	13,098	1.1%	(7)(8)(13)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.3% Cash	07/22	05/26	11,091	11,082	10,867	0.9%	(7)(8)(13)(30)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.3% Cash	07/22	05/26	—	(1)	(14)	—%	(7)(8)(13)(30)
Lifestyle Intermediate II, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.9% Cash	02/22	12/27	2,887	2,887	1,909	0.2%	(7)(8)(13)(28)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/25	03/29	7,255	7,199	7,193	0.6%	(7)(8)(13)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	03/25	03/29	—	(7)	(8)	—%	(7)(8)(13)(30)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/21	11/27	4,648	4,615	4,648	0.4%	(7)(8)(13)
Team Air Distributing, LLC	Subordinated Term Loan	12.0% Cash, 2.0% PIK	05/23	05/28	812	802	755	0.1%	(7)
Terrybear, Inc.	Subordinated Term Loan	14.0% PIK	04/22	04/28	300	297	234	—%	(7)(26)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	09/30	4,111	4,102	3,955	0.3%	(3)(7)(8)(16)
Subtotal Consumer goods: Durable (3.7%)*					43,578	43,238	42,637
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	02/21	02/28	8,065	8,191	8,065	0.7%	(3)(7)(8)(11)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/24	02/30	6,027	5,928	5,983	0.5%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	02/24	02/30	$—	$(14)	$(6)	—%	(7)(8)(13)(30)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.0% Cash	04/24	04/29	907	829	849	0.1%	(3)(7)(8)(16)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	04/24	04/29	3,120	2,979	3,119	0.3%	(3)(8)(12)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	01/24	01/30	4,577	4,503	4,350	0.4%	(7)(8)(13)(30)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.7% Cash	01/24	01/30	378	373	359	—%	(7)(8)(13)(30)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.9% Cash	12/20	12/26	7,621	8,182	7,621	0.7%	(3)(7)(8)(19)(30)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/20	12/28	9,251	9,232	9,251	0.8%	(7)(8)(13)
Subtotal Consumer goods: Non-durable (3.4%)*					39,946	40,203	39,591
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	2,580	2,549	2,552	0.2%	(7)(8)(13)(30)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	159	153	153	—%	(7)(8)(13)(30)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	1,045	1,030	1,024	0.1%	(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 10.9% Cash	05/22	05/30	13,692	13,528	13,692	1.2%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	3,510	3,529	3,510	0.3%	(7)(8)(15)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	1,748	1,728	1,748	0.2%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	—	(7)	—	—%	(7)(8)(13)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(9)	—	—%	(7)(8)(15)(30)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	03/25	03/31	2,229	2,206	2,204	0.2%	(7)(8)(12)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.5% Cash	03/25	03/31	1,321	1,300	1,298	0.1%	(7)(8)(13)(30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	06/21	06/28	3,648	3,710	3,470	0.3%	(3)(7)(8)(10)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	03/22	03/28	7,801	7,731	7,099	0.6%	(7)(8)(12)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	05/23	03/28	3,001	2,960	2,731	0.2%	(7)(8)(12)
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.5% Cash	03/22	03/28	—	(7)	(79)	—%	(7)(8)(12)(30)
Subtotal Containers, Packaging, & Glass (3.4%)*					40,734	40,401	39,402
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/22	10/28	12,065	11,933	11,987	1.0%	(7)(8)(13)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 8.7% Cash	10/22	10/28	—	(27)	(16)	—%	(7)(8)(13)(30)
Subtotal Energy: Electricity (1.0%)*					12,065	11,906	11,971
Environmental Industries
CTS US Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/25	11/31	3,793	3,720	3,793	0.3%	(3)(7)(8)(13)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	02/21	01/27	6,136	6,120	6,136	0.5%	(7)(8)(13)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.40%, 8.1% Cash	12/24	12/30	12,606	12,485	12,606	1.1%	(7)(8)(13)
Northstar Recycling, LLC	Revolver	SOFR + 4.40%, 8.1% Cash	12/24	12/30	—	(33)	—	—%	(7)(8)(13)(30)
Subtotal Environmental Industries (2.0%)*					22,535	22,292	22,535
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	10.4% Cash, 3.8% PIK	11/22	09/29	14,133	11,875	7,420	0.6%	(3)(7)(31)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	354	350	368	—%	(3)(7)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	$6,836	$5,990	$7,006	0.6%	(3)(7)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/21	11/28	440	408	440	—%	(3)(7)(8)(10)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	2,553	2,531	2,553	0.2%	(3)(7)(8)(16)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.3% Cash	11/21	11/27	1,652	1,687	1,652	0.1%	(3)(7)(8)(18)(30)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	17.0% PIK	04/24	12/26	101	99	275	—%	(3)(7)(30)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 9.3% PIK	06/21	12/26	2,122	1,850	151	—%	(3)(7)(8)(20)(26)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	10/21	10/28	3,567	3,310	3,530	0.3%	(3)(7)(8)(11)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	05/25	05/30	654	646	654	0.1%	(3)(7)(8)(11)(30)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	05/24	05/29	3,991	3,908	3,963	0.3%	(7)(8)(13)
Dane Street, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/33	2,395	2,360	2,360	0.2%	(7)(8)(13)(30)
Dane Street, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/33	—	(6)	(6)	—%	(7)(8)(13)(30)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	11/24	11/31	2,028	1,797	1,996	0.2%	(3)(7)(8)(10)(30)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 5.85%, 8.0% Cash	01/23	01/29	1,755	1,633	1,755	0.2%	(3)(7)(8)(10)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash, 3.3% PIK	03/22	03/29	5,385	5,076	4,922	0.4%	(3)(7)(8)(11)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/24	03/30	6,052	5,985	5,768	0.5%	(7)(8)(13)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/24	03/30	—	(5)	(14)	—%	(7)(8)(13)(30)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	08/24	08/30	614	608	609	0.1%	(7)(8)(13)
GCDL LLC	Revolver	SOFR + 6.00%, 9.7% Cash	08/24	08/30	—	(1)	(1)	—%	(7)(8)(13)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	519	497	(12)	—%	(3)(7)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.9% PIK	06/22	06/29	496	444	—	—%	(3)(7)(8)(9)(26)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.64%, 7.8% Cash	10/22	10/29	544	475	403	—%	(3)(7)(8)(10)(30)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.6% Cash	09/22	09/28	876	814	809	0.1%	(3)(7)(8)(18)(30)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	16,058	15,947	15,207	1.3%	(7)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/23	08/29	2,511	2,468	2,511	0.2%	(7)(8)(12)(30)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	08/23	08/29	68	42	68	—%	(7)(8)(12)(30)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 1.0% PIK	03/21	09/27	3,794	3,740	3,244	0.3%	(7)(8)(13)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 6.6% Cash	07/25	03/27	1,732	1,893	1,714	0.1%	(3)(7)(8)(22)(30)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	08/24	08/31	914	864	878	0.1%	(3)(7)(8)(11)(30)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.4% Cash	08/24	05/31	10	9	8	—%	(3)(7)(8)(11)(30)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	12/21	12/28	2,379	2,279	2,277	0.2%	(3)(7)(8)(11)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	2,305	2,215	2,100	0.2%	(3)(7)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 10.8% Cash	11/21	11/29	4,421	4,400	354	—%	(8)(13)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.10%, 8.8% Cash	07/23	07/30	2,052	1,993	2,052	0.2%	(3)(7)(8)(15)(30)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.0% Cash	03/22	03/28	13,783	14,348	13,783	1.2%	(3)(7)(8)(18)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.43%, 7.6% Cash	09/22	10/29	$2,347	$2,007	$2,347	0.2%	(3)(7)(8)(10)(30)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	08/23	07/29	3,930	3,854	4,779	0.4%	(3)(7)(8)(12)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.20%, 9.2% Cash	06/21	06/28	3,018	3,191	2,795	0.2%	(3)(7)(8)(16)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.3% Cash	12/19	12/26	2,607	2,515	2,607	0.2%	(3)(7)(8)(10)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	11/22	12/26	1,300	1,300	1,300	0.1%	(3)(7)(8)(13)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 11.8% Cash	10/23	10/29	29	29	29	—%	(7)(8)(12)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 11.8% Cash	10/23	10/29	595	587	593	0.1%	(7)(8)(12)
Pepper Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.8% Cash	02/26	02/32	1,688	1,693	1,625	0.1%	(3)(7)(8)(18)(30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	06/22	07/29	5,319	4,836	5,230	0.5%	(3)(7)(8)(10)(30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.0% Cash	06/22	07/29	3,275	2,788	3,234	0.3%	(3)(7)(8)(23)
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	6,975	6,888	6,892	0.6%	(7)(8)(13)(30)
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(9)	(9)	—%	(7)(8)(13)(30)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	2,029	2,006	2,010	0.4%	(7)(8)(13)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	32	30	30	0.4%	(7)(8)(13)(30)
Smile Brands Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash, 1.5% PIK	10/18	10/27	5,457	5,435	4,322	0.4%	(7)(8)(13)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/26	12/32	1,741	1,721	1,699	0.1%	(3)(7)(8)(15)(30)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.4% Cash	11/23	08/30	1,010	940	1,004	0.1%	(3)(7)(8)(16)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	1,977	1,961	1,977	0.1%	(7)(8)(12)(30)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(4)	—	0.1%	(7)(8)(12)(30)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	06/25	06/32	1,028	1,008	1,011	0.1%	(7)(8)(13)(30)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 7.9% Cash	06/25	06/32	—	(4)	(3)	0.1%	(7)(8)(13)(30)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.3% PIK	06/25	12/32	2,388	2,362	2,370	0.1%	(7)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.3% Cash	06/22	06/29	1,046	958	1,046	0.1%	(3)(7)(8)(16)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.70%, 6.8% Cash	03/23	03/30	577	530	577	0.1%	(3)(7)(8)(10)(30)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	2,411	2,352	2,235	0.2%	(7)(8)(12)(30)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	—	(9)	(26)	—%	(7)(8)(12)(30)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 4.4% PIK	03/25	04/30	46,397	44,911	44,912	3.9%	(7)(8)(13)
Subtotal Healthcare & Pharmaceuticals (16.1%)*					204,270	196,405	185,383
High Tech Industries
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.70%, 10.4% Cash	07/22	07/29	1,869	1,668	1,703	0.1%	(3)(7)(8)(16)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.70%, 9.2% Cash	07/22	07/29	2,179	1,945	1,986	0.2%	(3)(7)(8)(11)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.70%, 7.1% Cash	07/22	07/29	138	136	126	—%	(3)(7)(8)(14)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,120	990	994	0.1%	(3)(7)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/25	11/31	4,811	4,766	4,769	0.4%	(7)(8)(12)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bitly, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/25	11/31	$—	$(2)	$(2)	—%	(7)(8)(12)(30)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	05/25	05/31	870	857	864	0.1%	(7)(8)(13)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	05/25	05/31	—	(1)	—	—%	(7)(8)(13)(30)
Contabo Finco S.À.R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/22	10/29	5,365	4,579	5,365	0.5%	(3)(7)(8)(10)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/21	01/27	5,160	5,068	5,160	0.4%	(7)(8)(13)(30)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/25	02/32	17,078	16,866	16,926	1.5%	(7)(8)(13)(30)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 8.7% Cash	02/25	02/32	—	(19)	(14)	—%	(7)(8)(13)(30)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/25	08/32	1,413	1,391	1,387	0.1%	(7)(8)(13)(30)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	08/25	08/32	—	(9)	(11)	—%	(7)(8)(13)(30)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	07/21	07/29	14,404	14,256	14,404	1.2%	(7)(8)(13)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash, 1.0% PIK	12/22	12/29	701	443	577	0.1%	(3)(7)(8)(11)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.43%, 10.1% Cash, 1.0% PIK	12/22	12/29	350	222	288	—%	(3)(7)(8)(13)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.28%, 10.3% Cash, 1.0% PIK	12/22	12/29	1,078	651	887	0.1%	(3)(7)(8)(16)
Eurofins Digital Testing International LUX Holding SARL	Subordinated Term Loan	EURIBOR + 7.00%, 9.2% PIK	10/25	12/29	3,994	1,445	—	—%	(3)(7)(8)(10)(26)
Everest Midco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	01/26	01/33	394	395	390	—%	(3)(7)(8)(10)
Everest Midco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/33	3,364	3,323	3,322	0.3%	(3)(7)(8)(13)(30)
Everest Midco Limited	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/33	—	(4)	(4)	—%	(3)(7)(8)(13)(30)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.6% Cash	04/25	04/32	910	913	896	0.1%	(3)(7)(8)(20)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.0% PIK	04/25	04/32	670	628	660	0.1%	(3)(7)(8)(10)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	04/25	04/32	892	806	832	0.1%	(3)(7)(8)(11)(30)
EZ SMBO Bidco	Subordinated Term Loan	EURIBOR + 8.00%, 10.1% Cash	03/26	04/33	326	322	321	—%	(3)(7)(8)(10)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	08/31	9,313	9,313	9,313	0.8%	(7)(8)(12)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	8,849	8,783	8,784	0.8%	(7)(8)(14)(30)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	—	(9)	(9)	—%	(7)(8)(14)(30)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/21	11/28	7,129	7,078	7,129	0.6%	(7)(8)(13)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/21	11/27	—	(15)	—	—%	(7)(8)(13)(30)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	12/18	05/27	10,132	10,127	10,132	0.9%	(7)(8)(13)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	05/22	05/29	738	718	718	0.1%	(3)(7)(8)(14)(30)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.7% Cash	05/22	05/29	177	181	175	—%	(3)(7)(8)(16)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.75%, 9.4% Cash	05/22	11/28	35	35	35	—%	(3)(7)(8)(14)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.7% Cash	02/26	02/33	711	721	704	0.1%	(3)(7)(8)(10)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	02/26	02/33	$1,641	$1,657	$1,618	0.1%	(3)(7)(8)(15)(30)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	12/25	11/32	2,508	2,466	2,470	0.2%	(3)(7)(8)(13)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	12/25	11/32	856	832	823	0.1%	(3)(7)(8)(15)(30)
Maia Bidco Limited	Revolver	SONIA + 5.25%, 9.0% Cash	12/25	11/32	—	—	(5)	—%	(3)(7)(8)(15)(30)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/23	09/29	14,619	14,345	14,553	1.3%	(7)(8)(13)(30)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/23	09/29	—	(27)	(7)	—%	(7)(8)(13)(30)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	01/23	01/30	2,755	2,538	2,755	0.2%	(3)(7)(8)(11)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	11/23	11/30	22,094	21,890	22,027	1.9%	(7)(8)(13)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	11/23	11/29	—	(7)	(2)	—%	(7)(8)(13)(30)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	12/23	12/30	1,053	980	1,053	0.1%	(3)(7)(8)(10)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/21	12/29	18,199	18,030	18,063	1.6%	(7)(8)(13)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/21	12/29	687	672	673	0.1%	(7)(8)(13)(30)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	10/25	10/31	4,254	4,195	4,160	0.4%	(7)(8)(12)
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	10/25	10/31	—	(10)	(16)	—%	(7)(8)(12)(30)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/21	10/32	13,278	13,206	13,025	1.1%	(7)(8)(13)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/31	5,584	5,542	5,554	0.5%	(7)(8)(13)(30)
PowerGEM Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/31	—	(5)	(3)	—%	(7)(8)(13)(30)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	03/22	03/28	1,590	1,579	1,566	0.1%	(7)(8)(12)
ProfitOptics, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	03/22	03/28	—	(3)	(7)	—%	(7)(8)(12)(30)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	81	81	76	—%	(7)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	09/24	09/30	7,690	7,605	7,674	0.7%	(7)(8)(12)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	09/24	09/30	—	(22)	(4)	—%	(7)(8)(12)(30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/22	05/29	942	854	935	0.1%	(3)(7)(8)(10)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	05/22	05/29	1,411	1,398	1,401	0.1%	(3)(7)(8)(13)
RA Outdoors, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.3% PIK	02/22	06/27	15,815	14,971	9,291	0.8%	(7)(8)(14)(26)(28)
RA Outdoors, LLC	Revolver	SOFR + 6.75%, 10.3% PIK	02/22	06/27	1,512	1,430	888	0.1%	(7)(8)(14)(26)(28)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/31	13,593	13,479	13,430	1.2%	(7)(8)(13)
Saab Purchaser, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/31	—	(19)	(29)	—%	(7)(8)(13)(30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	05/22	05/29	3,681	3,378	3,453	0.3%	(3)(7)(8)(11)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.7% Cash	08/23	05/29	443	443	416	—%	(3)(7)(8)(14)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 7.5% Cash	05/22	05/29	445	444	376	—%	(3)(7)(8)(11)(30)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	07/23	07/30	2,105	1,954	1,761	0.2%	(3)(7)(8)(10)(30)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	05/28	2,880	2,836	847	0.1%	(8)(13)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/25	10/32	$2,640	$2,601	$2,605	0.2%	(7)(8)(12)(30)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	10/25	10/32	518	488	491	—%	(7)(8)(12)(30)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/23	10/30	2,275	2,233	2,250	0.2%	(3)(7)(8)(13)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	07/25	07/32	1,719	1,690	1,679	0.1%	(3)(7)(8)(11)(30)
Subtotal High Tech Industries (20.3%)*					251,038	242,291	234,647
Hotel, Gaming, & Leisure
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.6% Cash	11/25	05/31	1,009	1,009	1,009	0.1%	(3)(7)(8)(13)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	05/25	05/31	1,281	1,271	1,281	0.1%	(3)(7)(8)(16)
Subtotal Hotel, Gaming, & Leisure (0.2%)*					2,290	2,280	2,290
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	07/22	07/28	4,869	4,846	4,840	0.4%	(7)(8)(12)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	07/22	07/28	—	(5)	(7)	—%	(7)(8)(12)(30)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/21	05/30	3,600	3,559	3,566	0.3%	(7)(8)(13)(30)
Superjet Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	12/21	05/30	—	(11)	(11)	—%	(7)(8)(13)(30)
Subtotal Media: Advertising, Printing, & Publishing (0.7%)*					8,469	8,389	8,388
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	08/20	08/26	6,923	6,909	6,867	0.6%	(7)(8)(13)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/24	03/29	60	60	57	—%	(8)(13)
Subtotal Media: Broadcasting & Subscription (0.6%)*					6,983	6,969	6,924
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/27	5,010	4,994	5,010	0.4%	(7)(8)(12)
BrightSign LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/21	10/27	997	993	997	0.1%	(7)(8)(12)(30)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	05/19	01/28	8,194	8,192	8,072	0.7%	(7)(8)(13)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	04/22	04/29	243	223	233	—%	(3)(7)(8)(10)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	04/22	04/29	1,684	1,647	1,620	0.1%	(3)(7)(8)(15)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.5% Cash	11/20	04/29	1,727	1,726	1,475	0.1%	(3)(7)(8)(16)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	09/23	09/29	6,455	6,327	6,455	0.6%	(7)(8)(12)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.2% Cash	09/23	09/29	—	(19)	—	—%	(7)(8)(12)(30)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/25	04/30	5,171	5,084	5,087	0.4%	(7)(8)(13)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/25	04/30	—	(10)	(10)	—%	(7)(8)(13)(30)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.2% Cash	04/25	04/30	33,612	32,459	32,520	2.8%	(7)(8)(13)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	11/29	15,138	14,904	14,669	1.3%	(7)(8)(13)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	798	775	736	0.1%	(7)(8)(13)(30)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	06/21	06/30	13,243	13,138	13,164	1.1%	(7)(8)(13)
Subtotal Media: Diversified & Production (7.8%)*					92,272	90,433	90,028
Metals & Mining
Arch Global Precision LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/19	05/28	8,871	8,871	8,348	0.7%	(7)(8)(13)
Subtotal Metals & Mining (0.7%)*					8,871	8,871	8,348

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Services: Business
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/25	01/31	$1,219	$1,200	$1,219	0.1%	(7)(8)(12)(30)
Accelevation LLC	Revolver	SOFR + 4.50%, 8.2% Cash	01/25	01/31	317	306	317	—%	(7)(8)(12)(30)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.48%, 10.1% Cash	08/21	08/27	7,266	7,176	7,259	0.6%	(3)(7)(8)(12)
Acclime Holdings HK Limited	Subordinated Term Loan	15.0% Cash	05/25	04/30	234	230	234	—%	(3)(7)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	03/22	04/28	8,533	8,051	2,517	0.2%	(3)(7)(8)(10)(26)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 4.98%, 7.1% Cash	05/23	05/30	2,331	2,204	2,292	0.2%	(3)(7)(8)(10)(30)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	03/23	03/30	5,405	4,943	5,405	0.5%	(3)(7)(8)(11)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.6% Cash	01/20	01/27	3,370	3,234	3,351	0.3%	(3)(7)(8)(15)
Apex Bidco Limited	Subordinated Senior Unsecured Term Loan	9.0% PIK	01/20	07/27	392	386	385	—%	(3)(7)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/25	11/31	3,190	3,150	3,153	0.3%	(7)(8)(13)(30)
ARC Interco Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/25	11/31	—	(7)	(6)	—%	(7)(8)(13)(30)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	11/24	11/31	630	578	619	0.1%	(3)(7)(8)(10)(30)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	12/19	12/26	1,613	1,547	1,557	0.1%	(3)(7)(8)(10)
Auxi International	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.0% Cash	04/21	12/26	884	915	853	0.1%	(3)(7)(8)(15)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	11/21	11/27	4,726	4,698	4,726	0.4%	(7)(8)(12)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	2,102	2,092	2,102	0.2%	(7)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/24	12/30	8,045	7,947	7,965	0.7%	(7)(8)(14)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/24	12/30	—	(22)	(19)	—%	(7)(8)(14)(30)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	02/24	05/27	10,372	9,678	10,372	0.9%	(7)(8)(9)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/21	08/29	4,054	4,033	4,037	0.3%	(7)(8)(12)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 2.80%, 6.7% Cash, 5.0% PIK	12/20	12/28	16,358	16,511	14,231	1.2%	(3)(7)(8)(16)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	2,168	2,132	2,134	0.2%	(7)(8)(13)(30)
Broadway Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	19	10	11	—%	(7)(8)(13)(30)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	09/24	09/30	14,400	14,227	14,288	1.2%	(7)(8)(13)(30)
Caldwell & Gregory LLC	Revolver	SOFR + 5.00%, 8.7% Cash	09/24	09/30	—	(28)	(19)	—%	(7)(8)(13)(30)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	13,477	13,337	13,410	1.2%	(7)(8)(13)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(11)	(8)	—%	(7)(8)(13)(30)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/25	08/31	12,262	12,122	12,142	1.1%	(7)(8)(13)
CloudOne Digital Corp.	Revolver	SOFR + 5.00%, 8.7% Cash	08/25	08/31	—	(30)	(27)	—%	(7)(8)(13)(30)
CMT Opco Holding, LLC (Concept Machine)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash, 1.0% PIK	01/20	02/27	4,721	4,708	4,013	0.3%	(7)(8)(13)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	04/22	12/29	10,756	10,652	10,704	0.9%	(7)(8)(13)
Comply365, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	04/22	12/29	293	283	288	—%	(7)(8)(13)(30)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash, 0.3% PIK	09/21	09/28	5,514	5,452	5,332	0.5%	(3)(7)(8)(11)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	09/28	$6,862	$6,765	$6,862	0.6%	(7)(8)(13)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	09/28	200	194	200	—%	(7)(8)(13)(30)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	06/22	06/28	1,000	994	1,000	0.1%	(3)(7)(8)(13)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	832	816	825	0.1%	(7)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	730	717	715	0.1%	(7)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.1% Cash	03/22	03/28	1,704	1,835	1,567	0.1%	(3)(7)(8)(18)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	03/25	03/32	1,090	1,065	1,090	0.1%	(7)(8)(14)(30)
Expert Institute Group Inc.	Revolver	SOFR + 4.25%, 7.9% Cash	03/25	03/32	—	(6)	—	—%	(7)(8)(14)(30)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 7.1% Cash	07/22	07/29	1,729	1,582	1,719	0.1%	(3)(7)(8)(10)(30)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.3% Cash	10/22	10/29	5,397	4,531	5,397	0.5%	(3)(7)(8)(10)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/30	2,255	2,219	2,205	0.2%	(7)(8)(13)(30)
HS Advisory Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/30	280	273	270	—%	(7)(8)(13)(30)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	3,401	3,257	3,324	0.3%	(3)(7)(8)(15)(30)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/24	12/29	8,991	8,923	8,881	0.8%	(7)(8)(13)(30)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	09/24	12/29	843	834	829	0.1%	(7)(8)(13)(30)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	3,028	2,937	2,980	0.3%	(3)(7)(8)(11)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	08/22	08/29	1,799	1,632	1,642	0.1%	(3)(7)(8)(10)(30)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/22	10/29	5,751	4,862	5,686	0.5%	(3)(7)(8)(10)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	9,939	9,879	9,894	0.9%	(7)(8)(13)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(14)	(12)	—%	(7)(8)(13)(30)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	08/25	09/31	9,107	8,981	8,996	0.8%	(7)(8)(12)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	08/25	09/31	214	203	204	—%	(7)(8)(12)(30)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	04/22	09/27	8,751	8,693	8,374	0.7%	(7)(8)(13)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/24	01/30	3,813	3,759	3,768	0.3%	(7)(8)(12)(30)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/24	01/30	—	(7)	(7)	—%	(7)(8)(12)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	06/24	06/27	5,697	5,645	5,410	0.5%	(7)(8)(13)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	07/21	06/27	4,312	4,289	4,199	0.4%	(7)(8)(13)(30)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/25	09/31	3,237	3,187	3,193	0.3%	(7)(8)(13)(30)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/25	09/31	49	43	44	—%	(7)(8)(13)(30)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	03/23	04/29	6,203	6,094	5,639	0.5%	(7)(8)(13)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.2% Cash	03/23	04/29	707	690	607	0.1%	(7)(8)(13)(30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	06/21	06/28	341	357	338	—%	(3)(7)(8)(10)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	06/21	06/28	533	528	528	—%	(3)(7)(8)(13)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	02/20	06/26	2,075	1,961	2,075	0.2%	(3)(7)(8)(10)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	02/20	06/26	$2,397	$2,394	$2,397	0.2%	(3)(7)(8)(13)
Proceed Legal Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/31	9,638	9,503	9,503	0.8%	(7)(8)(13)(30)
Proceed Legal Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/31	—	(4)	(4)	—%	(7)(8)(13)(30)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	07/25	07/32	2,865	2,793	2,805	0.2%	(3)(7)(8)(13)(30)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	4,383	4,367	4,366	0.4%	(7)(8)(13)(30)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(4)	(3)	—%	(7)(8)(13)(30)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	08/20	02/28	11,147	11,133	11,147	1.0%	(7)(8)(14)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	05/25	05/31	12,128	11,995	12,021	1.0%	(7)(8)(13)(30)
RKD Group, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	05/25	05/31	—	(11)	(9)	—%	(7)(8)(13)(30)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/24	10/29	9,171	9,024	8,954	0.8%	(7)(8)(13)(30)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/24	10/29	—	(39)	(60)	—%	(7)(8)(13)(30)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	08/24	08/30	21,646	21,393	21,449	1.9%	(7)(8)(12)
RPX Corporation	Revolver	SOFR + 5.50%, 9.2% Cash	08/24	08/30	—	(33)	(28)	—%	(7)(8)(12)(30)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.5% Cash	12/25	12/32	1,759	1,658	1,707	0.1%	(3)(7)(8)(18)(30)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	09/24	09/31	1,056	1,020	1,042	0.1%	(3)(7)(8)(10)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/25	10/32	1,809	1,776	1,776	0.2%	(3)(7)(8)(10)(30)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/23	03/28	8,606	8,436	8,540	0.7%	(7)(8)(12)(30)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.7% Cash	03/23	03/28	—	(28)	(13)	—%	(7)(8)(12)(30)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	1,835	1,821	1,171	0.1%	(7)(8)(13)
Scaled Agile, Inc.	Revolver	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	348	346	222	—%	(7)(8)(13)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	09/23	09/29	12,781	12,577	12,781	1.1%	(7)(8)(14)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	09/23	09/29	—	(24)	—	—%	(7)(8)(14)(30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/22	05/28	2,668	2,654	2,668	0.2%	(7)(8)(13)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.50%, 8.2% Cash	11/22	05/28	—	(1)	—	—%	(7)(8)(13)(30)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	04/27	2,500	2,491	2,478	0.2%	(3)(7)(8)(14)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/25	11/32	1,914	1,828	1,847	0.2%	(3)(7)(8)(15)(30)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.4% PIK	07/21	07/28	3,339	3,325	3,339	0.3%	(7)(8)(14)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/22	11/29	1,789	1,532	1,765	0.2%	(3)(7)(8)(15)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.3% Cash	06/24	07/30	991	947	979	0.1%	(3)(7)(8)(18)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/22	12/31	20,212	20,009	20,212	1.8%	(7)(8)(13)(30)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/22	12/31	—	(5)	—	—%	(7)(8)(13)(30)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	07/21	03/28	4,811	4,802	4,724	0.4%	(7)(8)(12)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	07/24	12/30	755	709	754	0.1%	(3)(7)(8)(10)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.4% Cash	12/23	12/30	$1,682	$1,495	$1,681	0.1%	(3)(7)(8)(21)(30)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	8,607	8,517	8,607	0.7%	(7)(8)(13)(30)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	1,792	1,773	1,792	0.2%	(7)(8)(13)(30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	11/18	06/26	17,883	17,847	17,769	1.5%	(7)(8)(12)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash, 2.4% PIK	09/20	09/27	1,802	1,806	1,802	0.2%	(3)(7)(8)(10)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash, 2.4% PIK	02/21	09/27	3,668	3,649	3,668	0.3%	(3)(7)(8)(13)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/24	03/30	13,722	13,523	13,722	1.2%	(7)(8)(14)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/24	03/30	—	(13)	—	—%	(7)(8)(14)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	05/22	05/29	322	305	322	—%	(3)(7)(8)(11)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	05/22	05/29	9,280	8,704	9,280	0.8%	(3)(7)(8)(16)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.00%, 14.8% PIK	05/22	05/29	4,739	4,476	4,677	0.4%	(3)(7)(16)
Subtotal Services: Business (37.7%)*					449,566	439,888	435,129
Services: Consumer
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/31	1,215	1,200	1,217	0.1%	(7)(8)(13)
Application Boot Camp LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/31	—	(4)	—	—%	(7)(8)(13)(30)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	82	82	83	—%	(7)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.5% Cash	07/22	07/29	992	924	973	0.1%	(3)(7)(8)(11)(30)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash	10/20	10/27	6,441	6,188	6,112	0.5%	(3)(7)(8)(10)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% PIK	11/21	11/28	3,457	3,271	—	—%	(3)(7)(8)(10)(26)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.6% Cash	12/25	12/26	46	46	46	—%	(3)(7)(8)(10)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.6% PIK	12/25	12/30	369	376	369	—%	(3)(7)(8)(10)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	10/23	10/29	4,585	4,514	4,259	0.4%	(7)(8)(13)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.7% Cash	10/23	10/29	199	194	175	—%	(7)(8)(13)(30)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	09/25	09/30	3,457	3,409	3,410	0.3%	(7)(8)(13)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	04/25	04/31	3,253	3,225	3,064	0.3%	(7)(8)(13)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	04/25	04/31	—	(2)	(11)	—%	(7)(8)(13)(30)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/24	02/30	6,903	6,877	6,903	0.6%	(7)(8)(12)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 8.8% Cash	07/22	07/27	2,770	2,773	2,770	0.2%	(3)(7)(8)(18)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 7.5% Cash	07/22	07/27	627	671	627	0.1%	(3)(7)(8)(22)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/23	11/29	2,127	2,100	2,117	0.2%	(7)(8)(12)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/23	11/29	68	63	66	—%	(7)(8)(12)(30)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.0% Cash	11/23	11/29	2,218	2,078	2,201	0.2%	(3)(7)(8)(18)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	10/21	10/29	$12,986	$12,931	$12,964	1.1%	(7)(8)(14)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	06/25	12/28	93	93	24	—%	(3)(7)(8)(11)(30)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 7.5% Cash	12/21	06/27	191	165	92	—%	(3)(7)(8)(10)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	03/24	12/28	208	184	100	—%	(3)(7)(8)(10)
Panther Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.3% Cash	03/26	12/29	4,104	4,080	4,014	0.3%	(3)(7)(8)(18)(30)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/20	12/26	10,087	10,040	10,087	0.9%	(7)(8)(14)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.9% Cash	09/21	09/29	1,714	1,798	1,681	0.1%	(3)(7)(8)(17)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.3% Cash	03/25	03/32	3,158	2,912	3,113	0.3%	(3)(7)(8)(11)
Subtotal Services: Consumer (5.8%)*					71,350	70,188	66,456
Structured Product
Apidos CLO XXIV, Series 2016-24A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/27	18,358	3,383	995	0.1%	(3)(28)(29)
Catawba River Limited	Structured - Junior Note	N/A	10/22	10/31	4,130	3,579	1,714	0.1%	(3)(7)(29)
Magnetite XIX, Limited	Subordinated Notes	SOFR + 8.00%, 11.7% Cash	02/22	04/34	5,250	5,250	4,689	0.4%	(3)(8)(13)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	9,274	9,274	9,101	0.8%	(3)(7)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.4% Cash	03/25	01/32	4,026	4,026	4,114	0.4%	(3)(7)(8)(13)
US Bank National Association Series 2025-2	Structured Note - Class R	SOFR + 7.00%, 10.2% Cash	09/25	08/32	4,113	4,113	4,147	0.4%	(3)(8)(12)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	481	481	471	—%	(3)
Subtotal Structured Product (2.3%)*					46,360	30,834	25,954
Telecommunications
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.00%, 9.0% Cash	08/22	08/29	3,224	3,166	3,063	0.3%	(3)(7)(8)(24)(30)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.8% Cash	12/21	07/29	2,806	2,721	2,806	0.2%	(3)(7)(8)(18)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.1% Cash	09/20	09/27	12,328	11,930	11,897	1.0%	(3)(7)(8)(15)
Subtotal Telecommunications (1.5%)*					18,358	17,817	17,766
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/25	12/31	3,816	3,736	3,783	0.3%	(7)(8)(13)(30)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/25	12/31	627	616	623	0.1%	(7)(8)(13)(30)
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	06/19	04/27	6,495	6,486	6,378	0.6%	(7)(8)(14)
Armstrong Transport Group (Pele Buyer, LLC)	Revolver	SOFR + 5.00%, 8.6% Cash	08/25	04/27	132	127	116	—%	(7)(8)(14)(30)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/20	12/26	3,994	3,984	3,994	0.3%	(7)(8)(12)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	05/27	4,485	4,457	4,485	0.4%	(7)(8)(13)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	04/22	11/28	6,667	6,581	6,593	0.6%	(3)(7)(8)(13)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.3% Cash	12/21	12/27	$11,924	$11,787	$11,924	1.0%	(7)(8)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	12/21	12/27	791	786	791	0.1%	(7)(8)(13)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.3% Cash	12/21	12/27	226	213	226	—%	(7)(8)(13)(30)
PAS Chassis Holdco LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	01/26	12/32	14,430	14,148	14,141	1.2%	(7)(8)(13)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	12/22	12/28	6,033	5,934	5,852	0.5%	(7)(8)(14)
R1 Holdings, LLC	Revolver	SOFR + 6.75%, 10.4% Cash	12/22	12/28	1,854	1,820	1,791	0.2%	(7)(8)(14)(30)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% Cash	11/24	05/30	2,836	2,836	2,181	0.2%	(7)(8)(13)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 4.9% Cash, 9.5% PIK	11/25	11/29	266	266	266	—%	(7)(8)(13)(30)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 13.7% Cash	11/24	11/29	1,150	1,135	1,150	0.1%	(7)(8)(13)
Transportation Insight, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% Cash, 7.0% PIK	12/25	01/29	4,083	4,083	4,083	0.4%	(7)(8)(12)
Transportation Insight, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	12/25	01/29	641	578	641	0.1%	(7)(8)(12)(30)
Subtotal Transportation: Cargo (6.0%)*					70,450	69,573	69,018
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	08/30	2,330	2,330	2,267	0.2%	(7)(8)(13)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	2,355	2,355	2,292	0.2%	(7)(8)(13)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	2,355	2,355	2,291	0.2%	(7)(8)(13)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	—	—	—	0.2%	(7)(8)(13)(30)
International Fleet Financing No.2 B.V.	Class C Senior Secured Note	10.5% Cash	07/25	06/27	8,361	8,409	7,543	0.7%	(3)(7)(30)
Subtotal Transportation: Consumer (1.2%)*					15,401	15,449	14,393
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	08/25	08/31	5,421	5,347	5,112	0.4%	(7)(8)(13)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	08/25	08/31	165	156	128	—%	(7)(8)(13)(30)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	2,714	2,557	2,717	0.2%	(7)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/22	10/28	7,265	7,187	7,193	0.6%	(7)(8)(13)
Spatial Business Systems LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/22	10/28	—	(4)	(4)	—%	(7)(8)(13)(30)
Subtotal Utilities: Electric (1.3%)*					15,565	15,243	15,146
Subtotal Debt Investments (154.3%)*					1,886,020	1,830,435	1,780,286
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	LLC Units		04/25		18,151.3	$18	$15	—%	(7)(29)
Accurus Aerospace Corporation	Common Stock		04/22		437,623.3	438	365	—%	(7)(29)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	400	—%	(7)(29)
GB Eagle Buyer, Inc.	Partnership Units		12/22		687	687	2,373	0.2%	(7)(29)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		205	21	—	—%	(7)(29)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		1,842	184	167	—%	(7)(29)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Whitcraft Holdings, Inc.	LP Units		02/23		63,087.1	$631	$1,409	0.1%	(7)(29)
Subtotal Aerospace & Defense (0.4%)*						2,104	4,729
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	413	—%	(7)(29)
Randys Holdings, Inc.	Common Stock		11/22		5,333	533	679	0.1%	(7)(29)
Recon Buyer LLC	LLC Units		11/25		116.2	116	121	—%	(7)(29)
SPATCO Energy Solutions, LLC	Common Stock		07/24		280,957	287	275	—%	(7)(29)
SVI International LLC	LLC Units		03/24		207,921	208	327	—%	(7)
Velocity Pooling Vehicle, LLC	Common Stock		02/22		4,676	60	2	—%	(7)(28)(29)
Velocity Pooling Vehicle, LLC	Warrants		02/22		5,591	72	3	—%	(7)(28)(29)
Subtotal Automotive (0.2%)*						1,731	1,820
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		279,230	3,341	3,356	0.3%	(29)
Aegros Holdco 2 Ltd	Common Stock		05/25		889,464	12	593	0.1%	(3)(7)(29)
Bishop Street Underwriters, LLC	LLC Units		07/25		188,809.2	287	261	—%	(7)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		732,019	2,633	2,554	0.2%	(7)
Credit Key Funding II LLC	Warrants		12/25		862,753	—	6	—%	(7)(29)
ERS Holdings, LLC	LLC Units		01/26		45,975	46	46	—%	(7)(29)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		2,777,264	3,422	3,833	0.3%	(3)(7)(29)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		2,828,286	2,026	2,883	0.2%	(3)(7)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash, 7.5% PIK	03/25		59,462.7	11,042	10,982	1.0%	(7)
ICREDITWORKS LLC	Warrants		03/25		23,692.2	—	—	—%	(7)(29)
Pinion Holdings Limited	Preferred Stock	10.0% PIK	02/26		288,816.1	289	289	—%	(3)(7)
Policy Services Company, LLC	Warrants - Class A		12/21		2.5582	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class B		12/21		0.8634	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0888	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2471	—	—	—%	(7)(29)
Resolute Investment Managers, Inc.	Common Stock		03/24		51,428	—	—	—%	(7)(28)(29)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,716	0.4%	(3)(7)(28)(29)
Subtotal Banking, Finance, Insurance, & Real Estate (2.6%)*						24,298	29,519
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	1,875	0.2%	(7)(29)
GMF Parent, Inc.	LLC Units		12/25		138	138	138	—%	(7)(29)
Woodland Foods, LLC	Common Stock		12/21		1,663.30	1,663	1,785	0.2%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		364.00	545	578	0.1%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		94.60	150	150	—%	(7)
Subtotal Beverage, Food, & Tobacco (0.4%)*						2,496	4,526
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		346.9	347	441	—%	(7)(29)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,409	741	1,905	0.2%	(7)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Process Insights Acquisition, Inc.	Common Stock		07/23		281	$281	$7	—%	(7)(29)
Rapid Buyer LLC	LLC Units		10/24		533	533	445	—%	(7)(29)
TAPCO Buyer LLC	LLC Units		11/24		339	364	484	—%	(7)
Subtotal Capital Equipment (0.3%)*						2,266	3,282
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	104	—%	(7)(29)
Aptus 1829. GmbH	Preferred Stock		09/21		13	120	71	—%	(3)(7)(29)
Aptus 1829. GmbH	Common Stock		09/21		48	12	—	—%	(3)(7)(29)
Polymer Solutions Group Holdings, LLC	Common Stock		02/22		74	—	—	—%	(7)(28)(29)
Subtotal Chemicals, Plastics, & Rubber (—%)*						220	175
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		1,004,467	1,004	1,177	0.1%	(7)(29)
Subtotal Construction & Building (0.1%)*						1,004	1,177
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(29)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(29)
DecksDirect, LLC	Preferred Stock		03/25		9.5	11	—	—%	(7)(29)
Lifestyle Intermediate II, LLC	Class A Common Units		01/25		16,173.0	—	—	—%	(7)(28)(29)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		202,393.6	202	214	—%	(7)(29)
RTIC Subsidiary Holdings, LLC	Class A Preferred Stock		02/22		145.347	4	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class B Preferred Stock		02/22		145.347	—	—	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Class C Preferred Stock		02/22		7,844.03	450	30	—%	(7)(28)(29)
RTIC Subsidiary Holdings, LLC	Common Stock		02/22		153	—	—	—%	(7)(28)(29)
Serta Simmons Bedding LLC	Common Stock		06/23		109,127	1,630	839	0.1%	(29)
Team Air Distributing, LLC	Preferred Stock	15.0% PIK	03/26		88,888.9	90	107	—%	(7)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	105	—%	(7)(29)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	—	—%	(7)(29)
Subtotal Consumer goods: Durable (0.1%)*						3,251	1,295
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		233	233	255	—%	(7)(29)
Ice House America, L.L.C.	LLC Units		01/24		2,892.5	289	167	—%	(7)(29)
Safety Products Holdings, LLC	Preferred Stock		12/20		378.7	380	540	—%	(7)(29)
Subtotal Consumer goods: Non-durable (0.1%)*						902	962
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	534	—%	(7)
Five Star Holding LLC	LLC Units		05/22		966.99	967	784	0.1%	(7)(29)
Subtotal Containers, Packaging, & Glass (0.1%)*						1,244	1,318
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	3,030	0.3%	(7)
Subtotal Energy: Oil & Gas (0.3%)*						2,799	3,030
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		14,618	17,978	16,521	1.4%	(7)
Subtotal Environmental Industries (1.4%)*						17,978	16,521
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,322	0.2%	(3)(7)(29)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Amalfi Midco	Warrants		09/22		380,385	$4	$1,174	0.1%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Common Stock		08/24		14.37	—	—	—%	(3)(7)(29)
Forest Buyer, LLC	Class A LLC Units		03/24		122	122	143	—%	(7)
Forest Buyer, LLC	Class B LLC Units		03/24		122	—	2	—%	(7)(29)
GCDL LLC	Common Stock		08/24		243,243.24	243	340	—%	(7)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(29)
HemaSource, Inc.	Common Stock		08/23		101,080	101	152	—%	(7)(29)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	203	—%	(3)(7)(29)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	237	—%	(7)(29)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	12/24		1,229.1	13	38	—%	(7)
SCP Medical Products, LLC.	LLC Units		06/25		393.3	53	47	—%	(7)(29)
TA KHP Aggregator, L.P.	Common Stock		06/25		47,209.6	47	51	—%	(7)(29)
Unosquare, LLC	LLC Units		06/25		260,817.7	261	171	—%	(7)(29)
VB Spine Intermediary II LLC	LLC Units		04/25		767,670.7	—	—	—%	(7)(29)
Subtotal Healthcare & Pharmaceuticals (0.4%)*						2,819	4,880
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		464	1	—	—%	(3)(7)(29)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		41,560	70	21	—%	(3)(7)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		41,560	70	22	—%	(3)(7)
CH Buyer, LLC	LLC Units		05/25		685	69	62	—%	(7)(29)
Command Alkon (Project Potter Buyer, LLC)	Class B Partnership Units		04/20		33,324.70	—	158	—%	(7)(29)
CW Group Holdings, LLC	LLC Units		01/21		161,290.32	161	475	—%	(7)(29)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		243,081.0	—	—	—%	(3)(7)(29)
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		351,478.0	—	—	—%	(3)(7)(29)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		6,582.7	10,967	4,449	0.4%	(7)
FSS Buyer LLC	LP Interest		08/21		1,160.9	12	15	—%	(7)(29)
FSS Buyer LLC	LP Units		08/21		5,104.3	51	68	—%	(7)(29)
NAW Buyer LLC	LLC Units		09/23		472,512	473	608	0.1%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		173,749	174	165	—%	(7)(29)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		13.9	14	27	—%	(7)(29)
ProfitOptics, LLC	LLC Units		03/22		241,935.48	161	444	—%	(7)(29)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,357.5	236	327	—%	(7)(29)
Subtotal High Tech Industries (0.6%)*						12,459	6,841
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		8,717.76	280	267	—%	(7)(29)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		2,248.46	72	69	—%	(7)(29)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		8,717.76	9	—	—%	(7)(29)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		2,248.46	$2	$—	—%	(7)(29)
ASC Communications, LLC	Class A Units		07/22		25,718.20	539	961	0.1%	(7)
Subtotal Media: Advertising, Printing, & Publishing (0.1%)*						902	1,297
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		676,881.00	677	1,954	0.2%	(7)(29)
Subtotal Media: Broadcasting & Subscription (0.2%)*						677	1,954
Media: Diversified & Production
BrightSign LLC	LLC Units		10/21		1,107,492.71	1,107	1,381	0.1%	(7)
Rock Labor LLC	LLC Units		09/23		233,871	1,252	1,299	0.1%	(7)(29)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	270	—%	(7)(29)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	502	—%	(7)
Subtotal Media: Diversified & Production (0.3%)*						3,039	3,452
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		121,550.0	122	107	—%	(7)(29)
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	317	—%	(7)(29)
Broadway Buyer, LLC	LLC Units		12/25		312,055.0	312	371	—%	(7)(29)
CGI Parent, LLC	Preferred Stock		02/22		657	722	1,833	0.2%	(7)(29)
CMT Opco Holding, LLC (Concept Machine)	LLC Units		09/23		12,634.8	506	—	—%	(7)(29)
Coyo Uprising GmbH	Class A Units		09/21		440	205	241	—%	(3)(7)(29)
Coyo Uprising GmbH	Class B Units		09/21		191	446	285	—%	(3)(7)(29)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.20	192	198	—%	(7)(29)
EFC International	Common Stock		03/23		163.83	231	218	—%	(7)(29)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	390	—%	(7)(29)
LeadsOnline, LLC	LLC Units		02/22		81,739	85	189	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		66	68	88	—%	(7)(29)
MC Group Ventures Corporation	Partnership Units		06/21		746.66	747	582	0.1%	(7)(29)
MIV Buyer, LLC	LLC Units		09/25		1,007.4	101	102	—%	(7)(29)
NF Holdco, LLC	LLC Units		03/23		639,510	659	84	—%	(7)(29)
Recovery Point Systems, Inc.	Partnership Equity		03/21		187,235	187	93	—%	(7)(29)
SmartShift Group, Inc.	Common Stock		09/23		275	275	531	—%	(7)(29)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		1,589	50	74	—%	(7)(29)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	39	—%	(7)(29)
Xeinadin Bidco Limited	Common Stock		05/22		45,665,825	565	927	0.1%	(3)(7)(29)
Subtotal Services: Business (0.6%)*						5,858	6,669
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		234,751.8	235	295	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		637,677.11	638	788	0.1%	(7)(29)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,592	—	—	—%	(3)(7)(29)
Subtotal Services: Consumer (0.1%)*						873	1,083
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	84	—%	(3)(7)(29)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(7)(29)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	11,497	11,515	1.0%	(7)
Subtotal Telecommunications (0.8%)*						11,608	11,599

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		348.68	$349	$929	0.1%	(7)(29)
Echo Global Logistics, Inc.	Partnership Equity		11/21		530.92	531	912	0.1%	(7)(29)
FragilePak LLC	Partnership Units		05/21		937.5	938	670	0.1%	(7)(29)
ITI Intermodal, Inc.	Common Stock		01/22		7,500.4	750	977	0.1%	(7)(29)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,231	5,403	—	—%	(7)(29)
Transportation Insight, LLC	Class A Common Units		01/26		14.51	—	—	—%	(7)(29)
Transportation Insight, LLC	Class A Preferred Units		01/26		20.04	3,099	3,640	0.3%	(7)(29)
Subtotal Transportation: Cargo (0.6%)*						11,070	7,128
Subtotal Equity Investments(9.8%)*						109,598	113,257
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			1,264	1,466	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						1,264	1,466
Subtotal Royalty Rights (0.1%)*						1,264	1,466
Subtotal Non-Control / Non-Affiliate Investments (164.3%)*						1,941,297	1,895,009

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$16,144	$16,144	$16,143	1.4%	(7)(30)
Subtotal Aerospace & Defense (1.4%)*					16,144	16,144	16,143
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.3% Cash	07/21	02/29	13,545	13,492	13,546	1.2%	(7)(8)(12)(30)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,528	4,546	0.4%	(7)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	11/25	11/30	4,200	4,013	4,013	0.3%	(7)(8)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (1.9%)*					22,290	22,033	22,105
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	12/23	12/28	8,722	8,722	8,578	0.7%	(7)(8)(13)
Subtotal Chemicals, Plastics, & Rubber (0.7%)*					8,722	8,722	8,578
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% PIK	12/22	12/29	2,945	2,537	1,338	0.1%	(3)(7)(8)(11)(26)
Subtotal Healthcare & Pharmaceuticals (0.1%)*					2,945	2,537	1,338
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,820	15,971	1.4%	(7)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	7,662	7,369	7,364	0.6%	(7)
Subtotal Hotel, Gaming, & Leisure (2.0%)*					24,282	23,189	23,335
Services: Business
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	03/29	2,648	2,149	2,647	0.2%	(3)(7)(8)(16)
Subtotal Services: Business (0.2%)*					2,648	2,149	2,647
Subtotal Debt Investments (6.4%)*					77,031	74,774	74,146

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		5,381,304.8	$5,390	$9,093	0.8%	(7)(29)
Subtotal Aerospace & Defense (0.8%)*						5,390	9,093
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		89,447,396	93,052	139,539	12.1%	(7)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.7% PIK	02/23		71,000	89,239	89,239	7.7%	(7)(13)(30)
Rocade Holdings LLC	Common LP Units		02/23		23.8	—	4,803	0.4%	(7)
Subtotal Banking, Finance, Insurance, & Real Estate (20.3%)*						182,291	233,581
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		1,243,071	12,177	10,181	0.9%	(7)(29)
Subtotal Chemicals, Plastics, & Rubber (0.9%)*						12,177	10,181
Healthcare & Pharmaceuticals
Biolam Group	Ordinary Shares		05/25		42,639,498	—	—	—%	(3)(7)(29)
Subtotal Healthcare & Pharmaceuticals (—%)*						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		3,518,097	16,495	20,159	1.7%	(7)(29)
Subtotal Hotel, Gaming, & Leisure (1.7%)*						16,495	20,159
Investment Funds & Vehicles
Jocassee Partners LLC	9.1% Member Interest		06/19			35,158	35,248	3.1%	(3)(25)(30)
Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest		02/22			11,608	—	—%	(3)(25)(28)
Thompson Rivers LLC	16.0% Member Interest		06/20			18,823	3,059	0.3%	(25)(29)
Waccamaw River LLC	20% Member Interest		02/21			13,203	649	0.1%	(3)(25)
Subtotal Investment Funds & Vehicles (3.4%)*						78,792	38,956
Services: Business
Zeppelin Bidco Limited	Ordinary Shares		08/25		879	—	84	—%	(3)(7)(29)
Subtotal Services: Business (—%)*						—	84
Subtotal Equity Investments (27.1%)*						295,145	312,054
Subtotal Affiliate Investments (33.5%)*						369,919	386,200
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Automotive
MVC Automotive Group GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.65%, 9.7% Cash	01/26	06/26	$3,457	$3,583	$3,457	0.3%	(3)(7)(8)(10)
Subtotal Automotive (0.3%)*					3,457	3,583	3,457
Capital Equipment
Security Holdings B.V.	Bridge Loan	5.0% PIK	12/20	06/26	6,997	6,997	6,997	0.6%	(3)(7)(27)
Security Holdings B.V.	Revolver	6.0% PIK	09/23	03/28	10,600	10,522	10,600	0.9%	(3)(7)(30)
Security Holdings B.V.	Senior Unsecured Term Loan	15.0% PIK	04/21	04/29	2,962	2,933	2,961	0.3%	(3)(7)
Security Holdings B.V.	Senior Subordinated Term Loan	3.1% PIK	12/20	06/26	11,726	11,726	11,725	1.0%	(3)(7)(27)
Subtotal Capital Equipment (2.0%)*					32,285	32,178	32,283
Subtotal Debt Investments (3.1%)*					35,742	35,761	35,740

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Automotive
MVC Automotive Group GmbH	Common Equity Interest		12/20		25,404	$23,173	$8,826	0.8%	(3)(7)(27)(29)
Subtotal Automotive (0.8%)*						23,173	8,826
Capital Equipment
Security Holdings B.V.	Common Stock Series A		02/22		17,100	560	469	—%	(3)(7)(29)
Security Holdings B.V.	Common Stock Series B		12/20		1,236	35,191	43,745	3.8%	(3)(7)(27)
Subtotal Capital Equipment (3.8%)*						35,751	44,214
Subtotal Equity Investments (4.6%)*						58,924	53,040
Subtotal Control Investments (7.7%)*						94,685	88,780
Total Investments, March 31, 2026 (205.5%)*						$2,405,901	$2,369,989

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$1,636	February 2029 Notes	$1,636
Interest rate swap (See Note 5)	5.20%	SOFR + 2.059%	9/15/2028	$300,000	$(3,101)	September 2028 Notes	(3,101)
Total Interest Rate Swaps, March 31, 2026							$(1,465)

Credit Support Agreement:
Description	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement(a)(b)(c)	Barings LLC	04/01/32	$100,000	$65,800	$21,400

Total Credit Support Agreement, March 31, 2026			$100,000	$65,800	$21,400
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

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$45,506	A$64,105	BNP Paribas SA	06/30/26	$1,660
Foreign currency forward contract (CAD)	$144	C$200	BNP Paribas SA	06/30/26	—
Foreign currency forward contract (CAD)	$1,974	C$2,674	HSBC Bank USA	06/30/26	51
Foreign currency forward contract (DKK)	$522	3,359kr.	BNP Paribas SA	06/30/26	1
Foreign currency forward contract (EUR)	$107,210	€92,511	HSBC Bank USA	06/30/26	191
Foreign currency forward contract (NZD)	$3,309	NZ$5,601	BNP Paribas SA	06/30/26	104
Foreign currency forward contract (NOK)	$5,127	49,653kr	BNP Paribas SA	06/30/26	33
Foreign currency forward contract (GBP)	$131,219	£98,101	BNP Paribas SA	06/30/26	1,895
Foreign currency forward contract (SEK)	$2,033	18,794kr	HSBC Bank USA	06/30/26	51
Foreign currency forward contract (CHF)	$5,772	4,464Fr.	HSBC Bank USA	06/30/26	163
Total Foreign Currency Forward Contracts, March 31, 2026					$4,149

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
March 31, 2026
(Amounts in thousands, except unit/share amounts)
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of March 31, 2026 represented 205.5% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 23.2% of total investments at fair value as of March 31, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the three months ended March 31, 2026 were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam(d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.6% PIK)(e)	$1,731	$—	$—	$—	$(393)	$1,338	$—
	Ordinary Shares (42,639,498 shares)	—	—	—	—	—	—	—
		1,731	—	—	—	(393)	1,338	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 11.7% Cash)	8,463	43	—	—	72	8,578	254
	Common Stock (1,243,071 shares)	8,925	—	—	—	1,256	10,181	—
		17,388	43	—	—	1,328	18,759	254

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	15,891	27	—	—	53	15,971	355
	Subordinated Term Loan (8.0% Cash)	7,327	10	—	—	27	7,364	161
	LLC Units (3,518,097 units)	19,983	—	—	—	176	20,159	—
		43,201	37	—	—	256	43,494	516

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 6.50%, 10.3% Cash)	9,909	7,186	(3,545)	—	(4)	13,546	261
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,546	2	—	—	(2)	4,546	87
	LLC units (89,447,396 units)	139,539	—	—	—	—	139,539	3,858
		153,994	7,188	(3,545)	—	(6)	157,631	4,206

Jocassee Partners LLC	9.1% Member Interest	37,986	—	—	—	(2,738)	35,248	2,855
		37,986	—	—	—	(2,738)	35,248	2,855

Rocade Holdings LLC(d)	Second Lien Senior Secured Term Loan (SOFR + 8.00%, 11.7% Cash)	2,667	1,342	—	—	4	4,013	94
	Preferred LP Units (71,000 units) (SOFR + 6.00%, 9.7% PIK)	89,450	2,130	(2,343)	—	2	89,239	2,130
	Common LP Units (23.8 units)	3,596	—	—	—	1,207	4,803	—
		95,713	3,472	(2,343)	—	1,213	98,055	2,224

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	16,404	—	(16,361)	—	(43)	—	223
		16,404	—	(16,361)	—	(43)	—	223

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	16,020	123	—	—	—	16,143	481
	LLC Units (5,381,304.8 units)	5,339	41	—	—	3,713	9,093	—
		21,359	164	—	—	3,713	25,236	481

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Thompson Rivers LLC	16.0% Member Interest	$4,271	$—	$(1,198)	$—	$(14)	$3,059	$—
		4,271	—	(1,198)	—	(14)	3,059	—

Waccamaw River LLC	20% Member Interest	4,489	—	(3,867)	—	27	649	133
		4,489	—	(3,867)	—	27	649	133

Zeppelin Bidco Limited(d)	First Lien Senior Secured Term Loan (SONIA + 6.50%, 10.2% Cash)	2,565	138	—	—	(56)	2,647	70
	Ordinary Shares (879 shares)	82	—	—	—	2	84	—
		2,647	138	—	—	(54)	2,731	70

Total Affiliate Investments		$399,183	$11,042	$(27,314)	$—	$3,289	$386,200	$10,962
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
(e) Non-accrual investment

(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2026 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
MVC Automotive Group GmbH(d)	First Lien Senior Secured Term Loan (EURIBOR + 7.65%, 9.7% Cash)	$—	$5,582	$(2,008)	$9	$(126)	$3,457	$104
	Common Equity Interest (25,404 Shares)	14,143	—	—	—	(5,317)	8,826	—
		14,143	5,582	(2,008)	9	(5,443)	12,283	104

Security Holdings B.V(d)	Bridge Loan (5.0% PIK)	6,997	—	—	—	—	6,997	87
	Revolver (6.0% PIK)	6,225	4,713	—	(6)	(332)	10,600	104
	Senior Subordinated Term Loan (3.1% PIK)	11,565	160	—	—	—	11,725	91
	Senior Unsecured Term Loan (15.0% PIK)	2,909	107	—	—	(55)	2,961	118
	Common Stock Series A (17,100 shares)	436	—	—	—	33	469	—
	Common Stock Series B (1,236 shares)	40,702	—	—	—	3,043	43,745	—
		68,834	4,980	—	(6)	2,689	76,497	400

Total Control Investments		$82,977	$10,562	$(2,008)	$3	$(2,754)	$88,780	$504
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2026 was 1.89300%.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2026 was 2.07900%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2026 was 2.47500%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2026 was 3.66484%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2026 was 3.68223%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2026 was 3.70002%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2026 was 3.84580%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2026 was 4.03620%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2026 was 4.05560%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2026 was 4.30800%.
(19)The interest rate on these loans is subject to 6 Month BBSY, which as of March 31, 2026 was 4.78490%.
(20)The interest rate on these loans is subject to 3 Month CORRA, which as of March 31, 2026 was 2.27000%.
(21)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2026 was 2.18600%.
(22)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2026 was 2.51000%.
(23)The interest rate on these loans is subject to 3 Month SARON, which as of March 31, 2026 was -0.05310%
(24)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2026 was 4.03000%.
(25)Portfolio company does not issue shares or units; member interest is based on commitments.
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
a)     The Sierra Credit Support Agreement covers all of the investments acquired by the Company from Sierra in connection with the Sierra Merger and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments in the Sierra Reference Portfolio. Each investment that is included in the Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (28).
(b)      The Company and Barings entered into the Sierra Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $100.0 million.
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
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam(d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.5% PIK)(e)	$—	$1,258	$(128)	$44	$557	$1,731	$(27)
	Ordinary Shares (42,639,498 shares)	—	—	—	—	—	—	—
		—	1,258	(128)	44	557	1,731	(27)

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 11.7% PIK)	6,414	2,266	—	—	(217)	8,463	987
	Common Stock (1,243,071 shares)	11,262	—	—	—	(2,337)	8,925	—
		17,676	2,266	—	—	(2,554)	17,388	987

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	15,770	103	—	—	18	15,891	1,432
	Subordinated Term Loan (8.0% Cash)	7,271	38	—	—	18	7,327	650
	LLC Units (3,518,097 units)	16,852	—	—	—	3,131	19,983	—
		39,893	141	—	—	3,167	43,201	2,082

Eclipse Business Capital, LLC(d)	Revolver (SOFR + 6.50%, 10.3% Cash)	10,091	8,650	(8,820)	—	(12)	9,909	1,116
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,545	7	—	—	(6)	4,546	354
	LLC units (89,447,396 units)	136,855	23	—	—	2,661	139,539	16,551
		151,491	8,680	(8,820)	—	2,643	153,994	18,021

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Jocassee Partners LLC	9.1% Member Interest	$40,761	$—	$—	$—	$(2,775)	$37,986	$5,709
		40,761	—	—	—	(2,775)	37,986	5,709

Rocade Holdings LLC(d)	Second Lien Senior Secured Term Loan (SOFR + 8.00%, 11.9% Cash)	—	2,671	—	—	(4)	2,667	38
	Preferred LP Units (71,000 units) (SOFR + 6.00%, 9.9% PIK)	83,000	8,818	(2,355)	—	(13)	89,450	8,818
	Common LP Units (23.8 units)	243	—	—	—	3,353	3,596	308
		83,243	11,489	(2,355)	—	3,336	95,713	9,164

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	41,453	—	(20,472)	—	(4,577)	16,404	7,121
		41,453	—	(20,472)	—	(4,577)	16,404	7,121

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	3,586	12,615	(181)	—	—	16,020	1,409
	LLC Units (5,340,186.4 units)	1,195	4,153	—	—	(9)	5,339	—
		4,781	16,768	(181)	—	(9)	21,359	1,409

Thompson Rivers LLC	16.0% Member Interest	7,208	—	(2,876)	—	(61)	4,271	—
		7,208	—	(2,876)	—	(61)	4,271	—

Waccamaw River LLC	20% Member Interest	10,730	—	(5,843)	—	(398)	4,489	907
		10,730	—	(5,843)	—	(398)	4,489	907

Zeppelin Bidco Limited(d)	First Lien Senior Secured Term Loan (SONIA + 6.50%, 10.5% Cash)	—	2,826	(13)	(4,835)	4,587	2,565	111
	Ordinary Shares (879 shares)	—	—	—	—	82	82	—
		—	2,826	(13)	(4,835)	4,669	2,647	111

Total Affiliate Investments		$397,236	$43,428	$(40,688)	$(4,791)	$3,998	$399,183	$45,484

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
December 31, 2025
(Amounts in thousands, except unit/share amounts)
(25)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2025 was 3.89000%.
(26)Non-accrual investment.
(27)Investment was purchased as part of the MVC Acquisition.
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
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2025. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Repurchase Programs
On February 20, 2025, the Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, the Company was able to repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2026. The Prior Share Repurchase Program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would have been repurchased under the program. During the three months ended March 31, 2026, the Company did not repurchase any shares pursuant to the Prior Share Repurchase Program. During the year ended December 31, 2025, the Company purchased a total of 702,054 shares of its common stock in the open market under the Prior Share Repurchase Program at an average price of $9.04 per share, including brokerage commissions.
On February 19, 2026, the Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock in the open market under the Share Repurchase Program.
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
For the three months ended March 31, 2026 and 2025, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $8.3 million and $8.0 million, respectively. As of March 31, 2026, the Base Management Fee of $8.3 million for the three months ended March 31, 2026 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Base Management Fee of $8.6 million for the three months ended December 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
For the three months ended March 31, 2026 and 2025, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $4.7 million and $7.7 million, respectively. As of March 31, 2026, the Income-Based Fee of $4.7 million for the three months ended March 31, 2026 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Income-Based Fee of $7.0 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Audited Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three months ended March 31, 2026 or 2025.
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
For the three months ended March 31, 2026 and 2025, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.4 million and $0.3 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of March 31, 2026, the administrative expenses of $0.4 million for the three months ended March 31, 2026 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the administrative expenses of $0.4 million incurred for the three months ended December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Audited Consolidated Balance Sheet.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
When the Company and the Adviser entered into the MVC Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and is included in “Additional paid-in capital” in the accompanying Audited Consolidated Balance Sheet.
On May 8, 2025, the Company entered into the Termination and Cancellation Agreement (the “MVC Termination Agreement”) with Barings to terminate all rights and obligations under the MVC Credit Support Agreement in exchange for Barings’ cash payment of $23.0 million to the Company, which amount represents Barings’ maximum obligation under the MVC Credit Support Agreement. Barings’ cash payment of $23.0 million to the Company was made on June 30, 2025.
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
The Sierra Credit Support Agreement is intended to give stockholders of the combined company following the Sierra Merger downside protection from net cumulative realized and unrealized losses on the acquired Sierra portfolio and insulate the combined company’s stockholders from potential value volatility and losses in Sierra’s portfolio following the closing of the Sierra Merger. There is no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the Sierra Credit Support Agreement. Any cash payment from the Adviser to the Company under the Sierra Credit Support Agreement will be excluded from the combined company’s Incentive Fee calculations under the Barings BDC Advisory Agreement.
When the Company and the Adviser entered into the Sierra Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Unaudited and Audited Consolidated Balance Sheets. In addition, the Sierra Credit Support Agreement is accounted for as a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and is included in “Credit support agreement” in the accompanying Unaudited and Audited Consolidated Balance Sheets.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2026:
Senior debt and 1st lien notes	$1,698,611	71%	$1,658,620	70%	144%
Subordinated debt and 2nd lien notes	211,529	9	205,596	9	18
Structured products	30,832	1	25,954	1	2
Equity shares	384,797	16	438,214	18	38
Equity warrants	76	—	1,183	—	—
Royalty rights	1,264	—	1,466	—	—
Investment in joint ventures	78,792	3	38,956	2	4
	$2,405,901	100%	$2,369,989	100%	206%
December 31, 2025:
Senior debt and 1st lien notes	$1,704,910	70%	$1,676,334	70%	144%
Subordinated debt and 2nd lien notes	195,392	8	190,290	8	17
Structured products	39,462	2	29,627	1	3
Equity shares	382,930	16	436,466	18	38
Equity warrants	76	—	1,170	—	—
Royalty rights	1,292	—	1,486	—	—
Investment in joint ventures	100,218	4	63,151	3	5
	$2,424,280	100%	$2,398,524	100%	207%
During the three months ended March 31, 2026, the Company made 13 new portfolio company investments totaling $54.7 million and made investments in existing portfolio companies totaling $54.0 million.
During the three months ended March 31, 2025, the Company made 14 new portfolio company investments totaling $128.2 million and made investments in existing portfolio companies totaling $78.7 million.
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
For the three months ended March 31, 2026 and 2025, Jocassee declared $31.4 million and $15.7 million, respectively, in distributions, of which $2.9 million and $1.4 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The total value of Jocassee’s investment portfolio was $1,146.5 million as of March 31, 2026, as compared to $1,241.4 million as of December 31, 2025. As of March 31, 2026, Jocassee’s investments had an aggregate cost of $1,203.8 million, as compared to $1,290.5 million as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments other than non-accrual debt investments was approximately 8.1% and 8.3%, respectively. As of March 31, 2026 and December 31, 2025, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2026:
Senior debt and 1st lien notes	$1,152,895	96%	$1,119,661	98%
Subordinated debt and 2nd lien notes	4,571	—	4,826	1
Equity shares	4,594	—	4,638	—
Investment in joint ventures	29,225	3	4,828	—
Short-term investments	12,531	1	12,531	1
	$1,203,816	100%	$1,146,484	100%
December 31, 2025:
Senior debt and 1st lien notes	$1,226,601	95%	$1,202,376	97%
Subordinated debt and 2nd lien notes	10,561	1	10,594	1
Equity shares	874	—	362	—
Investment in joint ventures	34,704	3	10,274	1
Short-term investments	17,781	1	17,781	1
	$1,290,521	100%	$1,241,387	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at March 31, 2026 and December 31, 2025, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2026		December 31, 2025
Aerospace & Defense	$66,184	6%	$66,828	6%
Automotive	12,562	1	12,505	1
Banking, Finance, Insurance, & Real Estate	108,944	10	130,393	11
Beverage, Food, & Tobacco	15,488	1	32,102	3
Capital Equipment	41,483	4	40,454	3
Chemicals, Plastics, & Rubber	24,407	2	26,223	2
Construction & Building	25,149	2	28,031	2
Consumer goods: Durable	25,218	2	24,400	2
Consumer goods: Non-durable	28,649	3	28,825	2
Containers, Packaging, & Glass	31,460	3	32,380	3
Energy: Electricity	8,895	1	8,968	1
Energy: Oil & Gas	11,456	1	11,493	1
Environmental Industries	15,453	1	15,460	1
Forest Products & Paper	2,440	—	2,521	—
Healthcare & Pharmaceuticals	122,042	11	136,378	11
High Tech Industries	116,203	10	118,164	10
Hotel, Gaming, & Leisure	28,036	2	28,795	2
Investment Funds & Vehicles	4,828	—	10,274	1
Media: Advertising, Printing, & Publishing	14,801	1	14,565	1
Media: Broadcasting & Subscription	13,694	1	13,702	1
Media: Diversified & Production	44,466	4	48,553	4
Metals & Mining	5,104	1	5,250	—
Retail	9,515	1	9,728	1
Services: Business	209,965	19	219,055	18
Services: Consumer	66,445	6	71,818	6
Telecommunications	20,796	2	20,859	2
Transportation: Cargo	33,305	3	38,392	3
Transportation: Consumer	9,062	1	8,312	1
Utilities: Electric	15,972	1	17,437	1
Utilities: Oil & Gas	1,931	—	1,741	—
Total	$1,133,953	100%	$1,223,606	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at March 31, 2026 and December 31, 2025, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2026		December 31, 2025
Australia	$24,417	2%	$24,053	2%
Austria	6,236	1	6,459	1
Belgium	4,145	—	20,645	2
Canada	2,951	—	2,081	—
France	105,994	9	110,106	9
Germany	46,953	4	47,823	4
Hong Kong	14,885	1	15,000	1
Ireland	8,586	1	8,743	1
Luxembourg	3,271	—	3,340	—
Netherlands	42,291	4	49,546	4
Singapore	4,955	1	4,950	—
Spain	3,113	—	3,167	—
United Kingdom	78,635	7	111,148	9
USA	787,521	70	816,545	67
Total	$1,133,953	100%	$1,223,606	100%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $181.1 million and $182.9 million outstanding as of March 31, 2026 and December 31, 2025, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $309.6 million and $328.5 million outstanding as of March 31, 2026 and December 31, 2025, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $324.0 million and $323.9 million outstanding as of March 31, 2026 and December 31, 2025, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of both March 31, 2026 and December 31, 2025, the Company had sold $1,303.7 million of its investments to Jocassee. For the three months ended March 31, 2026, the Company did not have any sales of its investments to Jocassee. As of March 31, 2026 and December 31, 2025, the Company had nil and $52.0 million, respectively, in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2026 and December 31, 2025, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	385,000	385,000
Total unfunded commitments by Barings BDC, Inc.	65,000	65,000
Total unfunded commitments by all members	215,000	215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2026. As of March 31, 2026, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2026 and 2025, Thompson Rivers declared $7.5 million and $6.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2026 and 2025, the Company recognized $1.2 million and $1.0 million, respectively, of the distributions as a return of capital.
As of March 31, 2026, Thompson Rivers had $72.2 million in Ginnie Mae early buyout loans and $2.3 million in cash. As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of March 31, 2026, Thompson Rivers had 459 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 3.8%. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of March 31, 2026 and December 31, 2025, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2026:
Federal Housing Administration (“FHA”) loans	$75,030	96%	$69,468	96%
Veterans Affairs (“VA”) loans	2,973	4	2,735	4
	$78,003	100%	$72,203	100%
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million outstanding as of December 31, 2025. On March 13, 2026, Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank was terminated. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $57.6 million and $68.5 million outstanding as of March 31, 2026 and December 31, 2025, respectively.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2026 and December 31, 2025, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $162.1 million as of both March 31, 2026 and December 31, 2025.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of March 31, 2026. As of March 31, 2026, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the three months ended March 31, 2026 and 2025, Waccamaw River declared $20.0 million and $10.3 million, respectively, in distributions, of which $0.1 million and $0.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2026 and 2025, the Company recognized $3.9 million and $1.7 million, respectively, of the distributions as a return of capital.
During the three months ended March 31, 2026, Waccamaw River sold its investment portfolio in its entirety. Waccamaw River intends to pay all outstanding expenses and distribute any remaining cash surplus to the members. As of March 31, 2026, Waccamaw River had cash and accrued expenses. As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%.
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
As of March 31, 2026 and December 31, 2025, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Total contributed capital by Barings BDC, Inc.	$30,280	$30,280
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $82.0 million of total contributed capital by related parties as of both March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were fully funded as of March 31, 2026.
For the three months ended March 31, 2026 and 2025, Sierra JV declared $18.6 million and $2.0 million, respectively, in distributions, of which $0.2 million and $1.8 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2026, the Company recognized $16.4 million of the distribution as a return of capital.
As of March 31, 2026, Sierra JV did not hold any investments.
The total value of Sierra JV’s investment portfolio was $2.7 million as of December 31, 2025. As of December 31, 2025, Sierra JV’s investments had an aggregate cost of $2.7 million. As of December 31, 2025, the weighted average yield on the principal amount of Sierra JV’s outstanding debt investments was approximately 11.4%. As of December 31, 2025, the Sierra JV investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$2,721	100%	$2,701	100%
Equity shares	—	—	—	—
	$2,721	100%	$2,701	100%
The industry composition of Sierra JV’s investments at fair value at December 31, 2025 was as follows:

($ in thousands)	December 31, 2025
Services: Business	$2,701	100%
Total	$2,701	100%
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of March 31, 2026 and December 31, 2025, $13.5 million and $9.9 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2024 of $3.5 million. The total equity invested in Rocade as of March 31, 2026 was $71.0 million (excluding preferred dividends) and the Company had $7.0 million of unfunded preferred equity commitments. On November 25, 2025, the Company made a second lien senior secured loan of $10.0 million, alongside other related party affiliates. As of March 31, 2026 and December 31, 2025, $4.2 million and $2.9 million, respectively, of the second lien senior secured loan was funded. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2026: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$1,394,645	Yield Analysis	Market Yield	6.4% – 29.1%	10.3%	Decrease
	116,254	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.7x	6.6x	Increase
	143,698	Recent Transaction	Transaction Price	97.5% – 100.0%	99.0%	Increase
Subordinated debt and 2nd lien notes	125,981	Yield Analysis	Market Yield	8.7% – 20.6%	13.3%	Decrease
	63,774	Market Approach	Adjusted EBITDA Multiple	0.7x – 10.0x	5.7x	Increase
	15,487	Recent Transaction	Transaction Price	98.0% – 98.5%	98.0%	Increase
Structured products(1)	11,538	Yield Analysis	Market Yield	5.4% – 13.0%	12.1%	Decrease
Equity shares(2)	54,500	Yield Analysis	Market Yield	11.2% – 22.9%	16.0%	Decrease
	352,480	Market Approach	Adjusted EBITDA Multiple	0.4x – 22.5x	6.1x	Increase
	600	Market Approach	Revenue Multiple	4.5x – 6.5x	4.8x	Increase
	20,159	Discounted Cash Flow Analysis	Discount Rate	13.2%	13.2%	Decrease
	2,883	Net Asset Approach	Liabilities	$(75,470.0)	$(75,470.0)	Decrease
	32	Expected Recovery	Expected Recovery	$2.5 – $30.1	$28.0	Increase
	335	Recent Transaction	Transaction Price	$1.00	$1.00	Increase
Equity warrants	1,180	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.3x	11.2x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	1,466	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease
(1)Excludes investments with an aggregate fair value amounting to $4,114, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $3,030, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
During the three months ended March 31, 2026, four senior debt and first lien note positions with an aggregate fair value of $59.1 million, one subordinated debt and second lien note position with a fair value of $0.2 million and one equity position with a fair value of $4.4 million transitioned from a yield analysis to a market approach valuation model. In addition, one equity position with a fair value of $3.8 million transitioned from a net asset approach to a yield analysis valuation model. Lastly, one structured product position with a fair value of $9.8 million transitioned from a broker quote to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2026 and December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$4,023	$1,654,597	$1,658,620
Subordinated debt and 2nd lien notes	—	354	205,242	205,596
Structured products	—	10,302	15,652	25,954
Equity shares	—	4,195	434,019	438,214
Equity warrants	—	—	1,183	1,183
Royalty rights	—	—	1,466	1,466
Investments subject to leveling	$—	$18,874	$2,312,159	$2,331,033
Investment in joint ventures (1)				38,956
				$2,369,989

	Fair Value as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$14,873	$1,661,461	$1,676,334
Subordinated debt and 2nd lien notes	—	897	189,393	190,290
Structured products	—	12,939	16,688	29,627
Equity shares	—	5,120	431,346	436,466
Equity warrants	—	—	1,170	1,170
Royalty rights	—	—	1,486	1,486
Investments subject to leveling	$—	$33,829	$2,301,544	$2,335,373
Investment in joint ventures (1)				63,151
				$2,398,524
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,661,461	$189,393	$16,688	$431,346	$1,170	$1,486	$2,301,544
New investments	79,372	28,212	—	1,115	—	—	108,699
Investment restructuring	(3,099)	—	—	3,099	—	—	—
Proceeds from sales of investments / return of capital	(1,489)	—	—	(6,107)	—	(28)	(7,624)
Loan origination fees received	(843)	(298)	—	—	—	—	(1,141)
Principal repayments received	(70,819)	(13,931)	(1,200)	—	—	—	(85,950)
Payment-in-kind interest / dividends	2,812	1,865	—	93	—	—	4,770
Accretion of loan premium / discount	95	—	—	—	—	—	95
Accretion of deferred loan origination revenue	2,360	296	—	—	—	—	2,656
Realized gain (loss)	(4,685)	(6)	(320)	3,667	—	—	(1,344)
Unrealized appreciation (depreciation)	(10,568)	(289)	484	806	13	8	(9,546)
Fair value, end of period	$1,654,597	$205,242	$15,652	$434,019	$1,183	$1,466	$2,312,159

Three Months Ended March 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,625,501	$153,703	$48,664	$408,475	$2,732	$5,833	$2,244,908
New investments	184,010	1,974	7,500	13,587	—	—	207,071
Transfers out of Level 3 (1)	—	(6,523)	—	(4,085)	—	—	(10,608)
Proceeds from sales of investments / return of capital	(347)	(3)	(1,251)	(940)	—	(83)	(2,624)
Loan origination fees received	(4,156)	(5)	—	—	—	—	(4,161)
Principal repayments received	(48,208)	(12,592)	(29,730)	—	—	—	(90,530)
Payment-in-kind interest / dividends	2,125	942	—	2,573	—	—	5,640
Accretion of loan premium / discount	85	—	—	—	—	—	85
Accretion of deferred loan origination revenue	2,257	248	143	—	—	—	2,648
Realized gain (loss)	(486)	(8,517)	(1,590)	243	—	—	(10,350)
Unrealized appreciation (depreciation)	7,011	11,245	(232)	9,190	70	629	27,913
Fair value, end of period	$1,767,792	$140,472	$23,504	$429,043	$2,802	$6,379	$2,369,992
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $10.1 million during the three months ended March 31, 2026 was related to portfolio company investments that were still held by the Company as of March 31, 2026. Pre-tax net unrealized appreciation on Level 3 investments of $17.7 million during the three months ended March 31, 2025 was related to portfolio company investments that were still held by the Company as of March 31, 2025.
During the three months ended March 31, 2026, the Company made investments of approximately $70.7 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2026, the Company made investments of $38.0 million in portfolio companies to which it was previously committed to provide such financing.
During the three months ended March 31, 2025, the Company made investments of approximately $177.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2025, the Company made investments of $29.6 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2026 and December 31, 2025,

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
the Company had 10 and seven portfolio companies, respectively, with investments that were on non-accrual. As of March 31, 2026, the 10 portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger and eight portfolio companies originated by Barings. As of December 31, 2025, the seven portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger and five portfolio companies originated by Barings.
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
PIK interest and dividend income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
PIK interest income	$4,633	$4,318
PIK interest income as a % of investment income	7.6%	6.7%
PIK dividend income	$1,224	$3,149
PIK dividend income as % of investment income	2.0%	4.9%
Total PIK income	$5,857	$7,467
Total PIK income as a % of investment income	9.7%	11.6%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both March 31, 2026 and December 31, 2025, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.

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
Fee and other income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,811	$1,764
Management, valuation and other fees	568	566
Royalty income	42	155
Total Recurring Fee and Other Income	2,421	2,485
Non-Recurring Fee and Other Income:
Prepayment fees	3	140
Acceleration of unamortized loan origination fees	269	884
Advisory, loan amendment and other fees	—	64
Total Non-Recurring Fee and Other Income	272	1,088
Total Fee and Other Income	$2,693	$3,573
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Concentration of Credit Risk
As of March 31, 2026 and December 31, 2025, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2026 and December 31, 2025, the Company’s largest single portfolio company investment represented approximately 6.7% and 6.4%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2026, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
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
Investments Denominated in Foreign Currencies
As of March 31, 2026, the Company held two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 13 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish kronor, 68 investments that were denominated in Euros, and 31 investments that were denominated in British pounds sterling. As of December 31, 2025, the Company held two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, 68 investments that were denominated in Euros, and 31 investments that were denominated in British pounds sterling.
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
In addition, during both the three months ended March 31, 2026 and March 31, 2025, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For both the three months ended March 31, 2026 and 2025, the Company recorded net expenses of $0.4 million for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2026 and December 31, 2025 was approximately $2,420.9 million and $2,438.9 million, respectively. As of March 31, 2026, net unrealized depreciation on the Company’s investments (tax basis) was approximately $25.7 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.9 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $150.5 million. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $30.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $118.3 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $148.6 million.
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
As of March 31, 2026, the Company had a net deferred tax asset of $3.5 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2025, the Company had a net deferred tax asset of $3.4 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against net deferred tax assets when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As of both March 31, 2026 and December 31, 2025, given the losses generated by the entity, the net deferred tax assets have been offset by a valuation allowance of $5.1 million. The Company concluded that the remaining net deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets as of March 31, 2026 and December 31, 2025.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2026 and December 31, 2025:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2026	March 31, 2026	December 31, 2025
Credit Facility:
February 21, 2019	November 13, 2030	4.892%	$292,702	$226,786
Total Credit Facility			$292,702	$226,786
Notes:
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	$112,500	$112,500
February 25, 2021 Series D Notes	February 26, 2026	—%	—	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
February 12, 2024 - February 2029 Notes (1)	February 15, 2029	7.000%	301,636	303,334
September 15, 2025 - September 2028 Notes (1)	September 15, 2028	5.200%	296,899	297,928
(Less: Deferred financing fees)			(9,310)	(10,441)
Total Notes			$1,121,725	$1,203,321
(1) Inclusive of change in fair market value of effective hedge.
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Combined weighted average interest rate(1)	4.932%	5.207%
Combined weighted average debt outstanding	$1,396,686	$1,435,143
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1,065.0 million from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026. Effective November 5, 2024 the Company amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as the Company maintains an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065.0 million to $825.0 million, of which $100.0 million has been reallocated from revolving commitments to term loan commitments. Effective September 25, 2025, the Company repaid the $100.0 million term loan commitment, reducing the total commitments under the February 2019 Credit Facility to $725.0 million from $825.0 million. Effective November 13, 2025, the Company amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from November 5, 2028 to November 13, 2029; (b) extend the stated maturity date from November 5, 2029 to November 13, 2030; and (c) add a new €85.0 million term loan facility, increasing the total commitments under the February 2019 Credit Facility to $822.9 million from $725.0 million.
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio, and (iii) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, material misrepresentation of representations and warranties, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of March 31, 2026, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of March 31, 2026, the Company had U.S. dollar borrowings of $130.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 6.179% (one month SOFR of 3.671%), borrowings denominated in Canadian dollars of C$5.0 million ($3.6 million U.S. dollars) with an interest rate of 4.445% (one month CORRA of 2.570%) and borrowings denominated in Euros of €138.1 million ($159.1 million U.S. dollars) with a weighted average interest rate of 3.851% (one month EURIBOR of 1.976%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2026 and December 31, 2025, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $292.7 million and $226.8 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Series B Notes matured on November 4, 2025, in accordance with the terms of the November 2020 NPA and the Company repaid in full the par amount plus accrued and unpaid interest. The Series C Notes will mature on November 4, 2027

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. Interest on the November Notes is due semiannually in May and November, beginning in May 2021. In addition, the Company is obligated to offer to repay the November Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the November 2020 NPA, the Company could have redeemed the Series B Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2025, a make-whole premium. Subject to the terms of the November 2020 NPA, the Company may redeem the Series C Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2027, a make-whole premium. The November Notes are guaranteed by certain of the Company’s subsidiaries, and are the Company's general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2026, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of March 31, 2026 and December 31, 2025, the fair value of the outstanding Series C Notes was $109.0 million and $111.4 million, respectively. The fair value determinations of the Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Series D Notes matured on February 26, 2026, and the Series E Notes will mature on February 26, 2028 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the February 2021 NPA. Interest on the February Notes is due semiannually in February and August of each year, beginning in August 2021. In addition, the Company is obligated to offer to repay the February Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the February 2021 NPA, the Company could have redeemed the Series D Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2025, a make-whole premium. Subject to the terms of the February 2021 NPA, the Company may redeem the Series E Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2027, a make-whole premium. The February Notes are guaranteed by certain of the Company’s subsidiaries, and are the Company’s general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The February 2021 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, and certain restrictions with

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2026, the Company was in compliance with all covenants under the February 2021 NPA.
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
On February 26, 2026, the Series D Notes matured in accordance with the terms of the February 2021 NPA and the Company repaid in full the par amount plus accrued and unpaid interest. As of December 31, 2025, the fair value of the outstanding Series D notes was $79.4 million. As of March 31, 2026 and December 31, 2025, the fair value of the outstanding Series E Notes was $66.8 million and $67.9 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2026 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture. As of March 31, 2026, the Company was in compliance with all covenants under the November 2026 Notes Indenture.
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
As of March 31, 2026 and December 31, 2025, the fair value of the outstanding November 2026 Notes was $337.1 million and $340.9 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to the Company by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture. As of March 31, 2026, the Company was in compliance with all covenants under the February 2029 Notes Indenture.
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
As of March 31, 2026 and December 31, 2025, the fair value of the outstanding February 2029 Notes was $301.6 million and $303.3 million, respectively. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 7.00% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the interest rate swap had a

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
fair value of $1.6 million and $3.3 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The September 2028 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to the Company by the SEC), and to provide financial information to the holders of the September 2028 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2028 Notes Indenture. As of March 31, 2026, the Company was in compliance with all covenants under the September 2028 Notes Indenture.
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
As of March 31, 2026 and December 31, 2025, the fair value of the outstanding September 2028 Notes was $296.9 million and $297.9 million, respectively. The fair value determinations of the September 2028 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the September 2028 Notes, on September 15, 2025, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 5.20% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.059%. The swap transaction matures on September 15, 2028. The interest expense related to the September 2028 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the interest rate swap had a fair value of $(3.1) million and $(2.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2028 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
6. DERIVATIVE INSTRUMENTS
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company and the Adviser entered into the MVC Credit Support Agreement, pursuant to which the Adviser agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. On May 8, 2025, the Company entered into the MVC Termination Agreement with Barings to terminate all rights and obligations under the MVC Credit Support Agreement. See “Note 2. Agreements and Related Party Transactions” for additional information regarding the MVC Credit Support Agreement. Net unrealized appreciation or depreciation on the MVC Credit Support Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” in the Company’s Unaudited Consolidated Statements of Operations.
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
The following tables present the fair value and aggregate unrealized appreciation (depreciation) of the Sierra Credit Support Agreement as of March 31, 2026 and December 31, 2025:

As of March 31, 2026 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$65,800	$21,400
Total Sierra Credit Support Agreement					$21,400

As of December 31, 2025 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$60,500	$16,100
Total Sierra Credit Support Agreement					$16,100
As of March 31, 2026 and December 31, 2025, the fair value of the Sierra Credit Support Agreement was $65.8 million and $60.5 million, respectively, and is included in “Credit support agreement” in the accompanying Unaudited and Audited Consolidated Balance Sheets. As of March 31, 2026, the fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio and the Discount Rate, which are all Level 3 inputs. As of December 31, 2025, the fair value of the Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Sierra Credit Support Agreement as of March 31, 2026 and December 31, 2025. The average range of unobservable inputs is based on fair value of the Sierra Credit Support Agreement.

March 31, 2026: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$65,800	Simulation Analysis	Enterprise Value / Equity Value	$0 - $160,200	$80,100	Decrease
			Asset Volatility	25.0% - 60.0%	42.5%	Increase
			Time Until Exit (years)	0.0 - 0.3	0.2	Decrease
			Discount Rate	5.1%	5.1%	Decrease

December 31, 2025: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Sierra Credit Support Agreement	$60,500	Simulation Analysis	Enterprise Value / Equity Value	$0 - $385,100	$192,550	Decrease
			Asset Volatility	20.0% - 50.0%	35.0%	Increase
			Time Until Exit (years)	0.0 - 2.3	1.2	Decrease
			Discount Rate	5.4%	5.4%	Decrease
			Recovery Rate	20.0% - 40.0%	30.0%	Decrease
Foreign Currency Forward Contracts
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of March 31, 2026 and December 31, 2025:

As of March 31, 2026 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$45,506	A$64,105	06/30/26	$1,660	Derivative assets
Foreign currency forward contract (CAD)	$144	C$200	06/30/26	—	Derivative liabilities
Foreign currency forward contract (CAD)	$1,974	C$2,674	06/30/26	51	Derivative assets
Foreign currency forward contract (DKK)	$522	3,359kr.	06/30/26	1	Derivative assets
Foreign currency forward contract (EUR)	$107,210	€92,511	06/30/26	191	Derivative assets
Foreign currency forward contract (NZD)	$3,309	NZ$5,601	06/30/26	104	Derivative assets
Foreign currency forward contract (NOK)	$5,127	49,653kr	06/30/26	33	Derivative assets
Foreign currency forward contract (GBP)	$131,219	£98,101	06/30/26	1,895	Derivative assets
Foreign currency forward contract (SEK)	$2,033	18,794kr	06/30/26	51	Derivative assets
Foreign currency forward contract (CHF)	$5,772	4,464Fr.	06/30/26	163	Derivative assets
Total				$4,149

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$37,436	A$56,369	03/31/26	$(155)	Derivative liabilities
Foreign currency forward contract (CAD)	$1,951	C$2,686	03/31/26	(16)	Derivative liabilities
Foreign currency forward contract (DKK)	$520	3,312kr.	03/31/26	(3)	Derivative liabilities
Foreign currency forward contract (EUR)	$39,619	€33,500	03/31/26	119	Derivative assets
Foreign currency forward contract (EUR)	$14,642	€12,500	03/31/26	(97)	Derivative liabilities
Foreign currency forward contract (NZD)	NZ$10,000	$5,827	03/31/26	(58)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,006	NZ$15,504	03/31/26	62	Derivative assets
Foreign currency forward contract (NOK)	$4,852	49,215kr	03/31/26	(25)	Derivative liabilities
Foreign currency forward contract (GBP)	£1,500	$2,026	03/31/26	(9)	Derivative liabilities
Foreign currency forward contract (GBP)	£2,000	$2,691	03/31/26	(2)	Derivative liabilities
Foreign currency forward contract (GBP)	$132,483	£99,342	03/31/26	(1,106)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,999	18,499kr	03/31/26	(17)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,571	4,421Fr.	03/31/26	(59)	Derivative liabilities
Total				$(1,366)
As of March 31, 2026 and December 31, 2025, the total fair value of the Company’s foreign currency forward contracts were $4.1 million and $(1.4) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2026 and December 31, 2025 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Accelevation LLC	Delayed Draw Term Loan	$401	$401
Accelevation LLC	Revolver	634	793
Accurus Aerospace Corporation(2)	Revolver	2,017	2,017
AD Bidco, Inc.	Delayed Draw Term Loan	—	391
AD Bidco, Inc.	Revolver	—	1,303
Adhefin International(3)	Delayed Draw Term Loan	437	446
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	1,459	2,443
AirX Climate Solutions, Inc.(2)	Revolver	736	814
Americo Chemical Products, LLC	Revolver	471	471
Application Boot Camp LLC	Revolver	528	528
Arc Education(3)	Delayed Draw Term Loan	710	724
ARC Interco Purchaser, LLC(2)	Delayed Draw Term Loan	1,004	1,178
ARC Interco Purchaser, LLC(2)	Revolver	728	728
Argus Intermediate, LLC	Delayed Draw Term Loan	4,580	4,580
Argus Intermediate, LLC	Revolver	549	549
Armstrong Transport Group (Pele Buyer, LLC)(2)	Revolver	776	898
Artemis Bidco Limited(3)	Delayed Draw Term Loan	424	446
ASC Communications, LLC(2)	Revolver	1,089	1,089
ATL II MRO Holdings Inc.	Revolver	3,289	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,308	1,274
Azalea Buyer, Inc.	Revolver	—	481

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Basin Innovation Group, LLC	Delayed Draw Term Loan	—	399
Basin Innovation Group, LLC	Revolver	1,858	1,858
Beyond Risk Management, Inc.	Delayed Draw Term Loan	—	879
Bishop Street Underwriters, LLC(2)	Delayed Draw Term Loan	3,416	—
Bitly, Inc.	Revolver	189	189
BKF Buyer, Inc.(2)	Delayed Draw Term Loan	856	—
BKF Buyer, Inc.(2)	Revolver	3,481	2,970
BLI Buyer, Inc.	Delayed Draw Term Loan	752	752
BLI Buyer, Inc.	Revolver	476	634
Breeze Aviation Group Inc(2)	Delayed Draw Term Loan	7,500	—
BrightSign LLC	Revolver	332	332
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	572	696
Broadway Buyer, LLC	Delayed Draw Term Loan	1,649	1,649
Broadway Buyer, LLC	Revolver	948	967
Caldwell & Gregory LLC	Delayed Draw Term Loan	417	417
Caldwell & Gregory LLC	Revolver	2,500	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	52	53
Cascade Residential Services LLC(2)	Revolver	132	331
CCFF Buyer, LLC	Delayed Draw Term Loan	1,215	1,257
CCFF Buyer, LLC	Revolver	1,047	1,047
Ceres Pharma NV(3)	Delayed Draw Term Loan	160	163
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC(2)	Revolver	55	55
CloudOne Digital Corp.	Revolver	2,707	2,707
Comply365, LLC	Revolver	807	807
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	453	461
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	6,870	7,304
Credit Key Funding II LLC(2)	Revolver	870	870
CW Group Holdings, LLC	Delayed Draw Term Loan	7,446	7,446
Dane Street, LLC	Delayed Draw Term Loan	1,069	—
Dane Street, LLC	Revolver	569	—
DAWGS Intermediate Holdings Co.	Revolver	1,862	1,802
DecksDirect, LLC(2)	Revolver	—	85
DISA Holdings Corp.	Revolver	229	314
Discovery Buyer, L.P.	Delayed Draw Term Loan	2,646	2,646
Discovery Buyer, L.P.	Revolver	1,793	1,793
Durare Bidco, LLC(2)	Delayed Draw Term Loan	968	968
Durare Bidco, LLC(2)	Revolver	969	969
EB Development(3)	Capex / Acquisition Facility	237	242
EB Development(3)	Delayed Draw Term Loan	615	627
Eclipse Business Capital, LLC	Revolver	9,182	12,818
EMI Porta Holdco LLC(2)	Revolver	2,017	2,195
ERS Holdings, LLC(2)	Delayed Draw Term Loan	476	—
ERS Holdings, LLC(2)	Revolver	186	—
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	—	619
Everest Midco Limited(2)	Delayed Draw Term Loan	805	—
Everest Midco Limited(2)	Revolver	429	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Expert Institute Group Inc.	Delayed Draw Term Loan	2,005	2,005
Expert Institute Group Inc.	Revolver	701	701
Express Wash Acquisition Company, LLC(2)	Revolver	193	193
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	3,065	703
Forest Buyer, LLC(2)	Revolver	298	298
Forge Borrower, LLC(2)	Delayed Draw Term Loan	3,954	—
Forge Borrower, LLC(2)	Revolver	791	—
GB Eagle Buyer, Inc.	Revolver	1,875	2,316
GCDL LLC	Delayed Draw Term Loan	—	108
GCDL LLC	Revolver	108	108
GMES LLC	Delayed Draw Term Loan	1,253	1,253
GMES LLC	Revolver	814	916
GMF Parent, Inc.	Delayed Draw Term Loan	1,195	1,195
GMF Parent, Inc.	Revolver	451	468
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	46	51
Greenhill II BV(3)	Delayed Draw Term Loan	574	585
Groupe Product Life(2)(3)	Delayed Draw Term Loan	2,652	2,704
Haystack Holdings LLC	Delayed Draw Term Loan	1,798	4,086
Haystack Holdings LLC	Revolver	1,416	1,416
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	73	113
Heavy Construction Systems Specialists, LLC	Revolver	2,632	2,632
HemaSource, Inc.	Delayed Draw Term Loan	306	368
HemaSource, Inc.	Revolver	1,737	1,804
High Street Buyer Inc.	Delayed Draw Term Loan	1,699	1,800
HomeX Services Group LLC	Delayed Draw Term Loan	—	221
HomeX Services Group LLC	Revolver	270	304
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	652	652
HS Advisory Buyer LLC(2)	Revolver	320	600
HSL Compliance(4)	Delayed Draw Term Loan	1,797	2,152
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(2)	Revolver	818	1,364
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	162	162
Hydratech Holdings, Inc.(2)	Revolver	361	522
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816	816
Ice House America, L.L.C.(2)	Revolver	72	72
International Fleet Financing No.2 B.V.(2)(3)	Revolver	929	947
Interstellar Group B.V.(3)	Delayed Draw Term Loan	616	628
InvoCare Limited(5)	Delayed Draw Term Loan	304	296
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jocassee Partners LLC	Joint Venture	65,000	65,000
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	334	529
KAMC Holdings Inc.(2)	Revolver	476	476
Kanawha Scales & Systems, LLC	Delayed Draw Term Loan	407	407
Kanawha Scales & Systems, LLC	Revolver	134	144
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	66	67
Keystone Bidco B.V.(2)(3)	Revolver	41	42
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	—	103

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Lattice Group Holdings Bidco Limited(2)	Capex / Acquisition Facility	778	778
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	46	72
Lattice Group Holdings Bidco Limited(2)	Revolver	—	18
LeadsOnline, LLC	Revolver	2,603	2,603
LHS Borrower, LLC	Revolver	610	725
Lighthouse Finco SARL(2)(4)	Capex / Acquisition Facility	671	—
Lockmasters Security Intermediate, Inc. (2)	Delayed Draw Term Loan	1,024	1,024
Lockmasters Security Intermediate, Inc. (2)	Revolver	868	868
Maia Bidco Limited(2)(4)	Delayed Draw Term Loan	1,323	1,350
Maia Bidco Limited(2)(4)	Revolver	331	337
Marmoutier Holding B.V.(2)(3)	Term Loan	41	42
MB Purchaser, LLC	Delayed Draw Term Loan	1,350	1,350
MB Purchaser, LLC	Revolver	769	769
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	4,194	4,837
Media Recovery, Inc. (SpotSee)(2)	Revolver	635	635
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	781	797
Megawatt Acquisitionco, Inc.(2)	Revolver	665	665
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	806	778
MIV Buyer, LLC	Delayed Draw Term Loan	1,089	1,260
MIV Buyer, LLC	Revolver	441	311
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	978	952
Momentum Textiles, LLC(2)	Revolver	923	923
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	488	593
MSI Express Inc.(2)	Revolver	719	723
NAW Buyer LLC	Delayed Draw Term Loan	2,806	4,554
NAW Buyer LLC	Revolver	1,894	1,894
Next Holdco, LLC	Revolver	733	733
NF Holdco, LLC(2)	Revolver	398	630
Northstar Recycling, LLC	Revolver	3,527	3,527
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	250	255
OAC Holdings I Corp	Revolver	470	1,370
ORS Buyer, Inc.	Revolver	781	—
OSP AFS Buyer, LLC	Delayed Draw Term Loan	5,699	5,699
OSP AFS Buyer, LLC	Revolver	1,309	1,309
OSP Hamilton Purchaser, LLC(2)	Revolver	1,145	1,145
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	735	735
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	584	584
Owl Intermediate Holdings, LLC(2)	Revolver	1,535	1,900
Panther Bidco Pty Ltd(2)(5)	Capex / Acquisition Facility	704	—
Pepper Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	858	—
Polara Enterprises, L.L.C.	Revolver	1,059	949
PowerGEM Buyer, Inc.	Delayed Draw Term Loan	88	782
PowerGEM Buyer, Inc.	Revolver	579	579
Premium Invest(3)	Capex / Acquisition Facility	1,786	1,820
Proceed Legal Inc.	Delayed Draw Term Loan	3,855	—
Proceed Legal Inc.	Revolver	439	—
ProfitOptics, LLC(2)	Revolver	484	484

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Pro-Vision Solutions Holdings, LLC	Revolver	2,077	1,932
Qima Finance LTD	Capex / Acquisition Facility	655	655
R1 Holdings, LLC(2)	Revolver	219	219
Randys Holdings, Inc.	Delayed Draw Term Loan	118	630
Randys Holdings, Inc.	Revolver	1,772	1,865
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,956	2,956
Rapid Buyer LLC(2)	Revolver	1,478	1,478
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	806	1,111
Real Chemistry Intermediate III, Inc.(2)	Revolver	1,000	1,000
Recon Buyer LLC	Delayed Draw Term Loan	4,837	4,837
Recon Buyer LLC	Revolver	612	612
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	145	145
RKD Group, LLC	Delayed Draw Term Loan	1,645	1,645
RKD Group, LLC	Revolver	1,135	1,135
Rocade Holdings LLC	Delayed Draw Term Loan	5,800	7,133
Rocade Holdings LLC	Preferred Equity	7,000	7,000
Rock Labor LLC	Revolver	1,103	1,103
ROI Solutions LLC(2)	Delayed Draw Term Loan	2,256	2,256
ROI Solutions LLC(2)	Revolver	3,138	3,138
RPX Corporation	Revolver	3,024	3,024
Ruby Bidco Pty Ltd(5)	Delayed Draw Term Loan	659	642
Saab Purchaser, Inc.(2)	Revolver	2,394	2,394
Sanoptis S.A.R.L.(3)	Term Loan	1,691	2,786
Sapphire Bidco S.A.R.L.(3)	Delayed Draw Term Loan	1,028	1,048
SBP Holdings LP	Delayed Draw Term Loan	7,905	7,905
SBP Holdings LP	Revolver	3,250	3,250
Scout Bidco B.V.(2)(3)	Revolver	667	680
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	2,051	2,051
SCP CDH Buyer, Inc.	Revolver	974	974
SCP Medical Products, LLC. (2)	Revolver	181	213
Screenvision, LLC	Revolver	613	613
Security Holdings B.V.(2)(3)	Revolver	605	822
Sinari Invest(2)(3)	Delayed Draw Term Loan	499	509
Skyvault Holdings LLC	Delayed Draw Term Loan	2,606	2,729
Skyvault Holdings LLC	Equity	—	910
SmartShift Group, Inc.	Revolver	1,651	1,651
Solo Buyer, L.P.(2)	Revolver	1,197	1,130
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	797	1,041
SPATCO Energy Solutions, LLC(2)	Revolver	1,188	1,188
Spatial Business Systems LLC	Revolver	406	406
SRS Acquiom Holdings LLC(2)	Revolver	843	—
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	689	—
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	1,915	1,953
Superjet Buyer, LLC	Delayed Draw Term Loan	983	292
Superjet Buyer, LLC	Revolver	1,459	1,459
SVI International LLC	Revolver	74	74

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	3,455	3,455
Swoop Intermediate III, Inc.	Revolver	818	818
Syntax Midco 2 Inc.	Delayed Draw Term Loan	601	601
Syntax Midco 2 Inc.	Revolver	2,074	1,763
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	1,123	1,123
TA KHP Aggregator, L.P.	Revolver	448	448
Tank Holding Corp(2)	Revolver	873	873
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	—	1,217
TAPCO Buyer LLC	Revolver	1,415	1,415
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	39	169
Techone B.V.(3)	Revolver	—	558
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	7,144	7,144
Tencarva Machinery Company, LLC(2)	Revolver	2,103	2,103
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	3,811	3,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	2,261	2,261
THG Acquisition, LLC	Delayed Draw Term Loan	1,417	1,629
THG Acquisition, LLC	Revolver	1,141	1,314
Transportation Insight, LLC	Revolver	1,068	1,281
Trintech, Inc.	Revolver	—	383
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	4,174	7,596
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	114	117
UHY Advisors, Inc.	Delayed Draw Term Loan	7,811	8,143
UHY Advisors, Inc.	Revolver	1,714	2,494
Unither (Uniholding)(3)	Delayed Draw Term Loan	140	259
Unosquare, LLC(2)	Delayed Draw Term Loan	2,106	2,106
Unosquare, LLC(2)	Revolver	661	661
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	9,712	12,065
Whitcraft Holdings, Inc.	Delayed Draw Term Loan	171	171
Whitcraft Holdings, Inc.	Revolver	1,522	1,886
Woodland Foods, LLC(2)	Line of Credit	2,095	2,793
World 50, Inc.	Revolver	973	973
WWEC HOLDINGS III CORP	Revolver	2,484	2,484
Zelda Luxco S.A.S(2)(3)	Delayed Draw Term Loan	1,226	1,249
Total unused commitments to extend financing		$397,137	$400,635
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both March 31, 2026 and December 31, 2025, the Company had guaranteed €6.0 million ($6.9 million U.S. dollars and $7.0 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group GmbH (“MVC Auto”), that mature on June 30, 2026. As of both March 31, 2026 and December 31, 2025, the Company had guaranteed €4.0 million ($4.6 million U.S. dollars and $4.7 million U.S. dollars, respectively) relating to a credit facility among Santander Consumer Bank GmbH and MVC Auto, which will be in place for the holding period of the associated asset, unless terminated earlier in accordance with the terms of the credit facility. The Company would be required to make payments to Erste Bank or Santander Consumer Bank GmbH if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2026	March 31, 2025
Per share data:
Net asset value at beginning of period	$11.09	$11.29
Net investment income (1)	0.25	0.25
Net realized gain (loss) on investments / CSAs / foreign currency transactions / forward currency contracts (1)(2)	(0.11)	(0.01)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	0.05	0.07
Total increase (decrease) from investment operations (1)	0.19	0.31
Dividends / distributions paid to stockholders from net investment income	(0.26)	(0.31)
Net asset value at end of period	$11.02	$11.29
Market value at end of period (3)	$8.23	$9.54
Shares outstanding at end of period	104,706,884	105,258,938
Net assets at end of period	$1,153,450	$1,188,803
Average net assets	$1,173,639	$1,195,355
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (4)	11.81%	12.73%
Ratio of net investment income to average net assets (annualized)	8.83%	8.83%
Portfolio turnover ratio (annualized)	4.25%	4.32%
Total return (5)	(7.49)%	2.95%
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
9. SUBSEQUENT EVENTS
On May 7, 2026, the Board declared a quarterly distribution of $0.26 per share payable on June 10, 2026 to holders of record as of June 3, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2026, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, disruptions related to tariffs and other trade or sanction issues, government shutdowns and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption in our operations due to terrorism, geopolitical conflict or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
As of March 31, 2026 and December 31, 2025, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.4% and 9.5%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.1% and 9.0% as of March 31, 2026 and December 31, 2025, respectively.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the oversight of our Board of Directors (the “Board”), the portfolio managers manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings Global Private Finance and Capital Solutions investment teams (“Barings GPF”) is part of Barings’ $383.8 billion Global Fixed Income Platform (as of March 31, 2026) that invests in liquid, private and structured credit. Barings GPF manages private funds and separately managed accounts, along with multiple public vehicles.
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
Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of March 31, 2026, our asset coverage ratio was 180.6%.
Portfolio Composition
The total value of our investment portfolio was $2,370.0 million as of March 31, 2026, as compared to $2,398.5 million as of December 31, 2025. As of March 31, 2026, we had investments in 331 portfolio companies with an aggregate cost of $2,405.9 million. As of December 31, 2025, we had investments in 333 portfolio companies with an aggregate cost of $2,424.3 million. As of both March 31, 2026 and December 31, 2025, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2026 and December 31, 2025, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2026:
Senior debt and 1st lien notes	$1,698,611	71%	$1,658,620	70%
Subordinated debt and 2nd lien notes	211,529	9	205,596	9
Structured products	30,832	1	25,954	1
Equity shares	384,797	16	438,214	18
Equity warrants	76	—	1,183	—
Royalty rights	1,264	—	1,466	—
Investment in joint ventures	78,792	3	38,956	2
	$2,405,901	100%	$2,369,989	100%
December 31, 2025:
Senior debt and 1st lien notes	$1,704,910	70%	$1,676,334	70%
Subordinated debt and 2nd lien notes	195,392	8	190,290	8
Structured products	39,462	2	29,627	1
Equity shares	382,930	16	436,466	18
Equity warrants	76	—	1,170	—
Royalty rights	1,292	—	1,486	—
Investment in joint ventures	100,218	4	63,151	3
	$2,424,280	100%	$2,398,524	100%
Investment Activity
During the three months ended March 31, 2026, we made 13 new portfolio company investments totaling $54.7 million and made investments in existing portfolio companies totaling $54.0 million. We had 10 loans repaid totaling $66.4 million and recognized a net realized gain on these transactions of $0.5 million. We also received $31.4 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $0.9 million. We received $22.3 million of return of capital from our joint ventures, equity, and royalty rights investments. Also, investments in one portfolio company were restructured, which resulted in a net realized loss of $4.5 million. Lastly, we received proceeds related to the sale of equity investments and the Sierra Income Corporation (“Sierra”) collateralized loan obligation (“CLO”) investments totaling $5.3 million and recognized a net realized loss on such sales totaling $3.2 million.
During the three months ended March 31, 2025, we made 14 new portfolio company investments totaling $128.2 million and made investments in existing portfolio companies totaling $78.7 million. We had 10 loans repaid totaling $66.1 million and recognized a net realized loss on these transactions of $10.2 million. We also received $33.9 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $0.4 million. We received $5.2 million of return of capital from our joint ventures, equity, and royalty rights investments. Lastly, we received proceeds related to the sales and exits of equity investments totaling $1.1 million and recognized a net realized loss on such sales totaling $7.1 million.

Total portfolio investment activity for the three months ended March 31, 2026 and 2025 was as follows:

Three Months Ended March 31, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,676,334	$190,290	$29,627	$436,466	$1,170	$1,486	$63,151	$2,398,524
New investments	79,371	28,212	—	1,115	—	—	—	108,698
Investment restructuring	(3,099)	—	—	3,099	—	—	—	—
Proceeds from sales of investments / return of capital	(1,489)	—	(90)	(6,107)	—	(28)	(21,427)	(29,141)
Loan origination fees received	(843)	(298)	—	—	—	—	—	(1,141)
Principal repayments received	(80,701)	(13,931)	(1,687)	—	—	—	—	(96,319)
Payment-in-kind interest /dividend	2,812	1,865	—	93	—	—	—	4,770
Accretion of loan premium /discount	248	—	—	—	—	—	—	248
Accretion of deferred loan origination revenue	2,360	296	—	—	—	—	—	2,656
Realized gain (loss)	(4,959)	(6)	(6,852)	3,667	—	—	—	(8,150)
Unrealized appreciation (depreciation)	(11,414)	(832)	4,956	(119)	13	8	(2,768)	(10,156)
Fair value, end of period	$1,658,620	$205,596	$25,954	$438,214	$1,183	$1,466	$38,956	$2,369,989

Three Months Ended March 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,686,411	$165,455	$79,548	$409,129	$2,732	$5,833	$100,164	$2,449,272
New investments	183,860	1,974	7,500	13,587	—	—	—	206,921
Proceeds from sales of investments / return of capital	(3,101)	(3)	(2,422)	(944)	—	(83)	(2,825)	(9,378)
Loan origination fees received	(4,156)	(5)	—	—	—	—	—	(4,161)
Principal repayments received	(54,543)	(12,592)	(29,757)	—	—	—	—	(96,892)
Payment-in-kind interest / dividends	2,087	1,193	—	2,573	—	—	—	5,853
Accretion of loan premium / discount	680	32	6	—	—	—	—	718
Accretion of deferred loan origination revenue	2,256	249	143	—	—	—	—	2,648
Realized gain (loss)	(523)	(8,517)	(1,590)	247	—	—	(7,348)	(17,731)
Unrealized appreciation (depreciation)	6,669	11,299	338	9,552	70	629	5,421	33,978
Fair value, end of period	$1,819,640	$159,085	$53,766	$434,144	$2,802	$6,379	$95,412	$2,571,228
Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business – Portfolio Management and Investment Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table shows the classification of our investments by risk rating as of March 31, 2026 and December 31, 2025. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	March 31, 2026		December 31, 2025
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$200,675	9%	$224,463	9%
Category 2	1,680,173	72	1,687,789	72
Category 3	308,440	13	280,262	12
Category 4	95,920	4	114,148	5
Category 5	49,533	2	53,876	2
Total	$2,334,741	100%	$2,360,538	100%

(1) Excludes 9.1% member interest in Jocassee Partners LLC.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2026, we had 10 portfolio companies with investments on non-accrual, the aggregate fair value of which was $23.9 million, which comprised 1.0% of the total fair value of our portfolio, and the aggregate cost of which was $48.2 million, which comprised 2.0% of the total cost of our portfolio. Excluding the non-accrual assets that are covered by the Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings, the non-accruals as of March 31, 2026 comprised 0.6% of the total fair value of our portfolio and 1.3% of the aggregate cost of our portfolio. As of December 31, 2025, we had seven portfolio companies with investments on non-accrual, the aggregate fair value of which was $17.0 million, which comprised 0.7% of the total fair value of our portfolio, and the aggregate cost of which was $33.5 million, which comprised 1.4% of the total cost of our portfolio. Excluding the non-accrual assets that are covered by the Sierra Credit Support Agreement with Barings, the non-accruals as of December 31, 2025 comprised 0.2% of the total fair value of our portfolio and 0.7% of the aggregate cost of our portfolio.

A summary of our non-accrual assets as of March 31, 2026 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investment in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Acogroup for financial reporting purposes. As of March 31, 2026, the cost of our debt investment in Acogroup was $8.1 million and the fair value of such investment was $2.5 million.
Bariacum S.A.
During the quarter ended December 31, 2025, we placed our first lien EURIBOR + 4.00% debt investment in Bariacum S.A., or Bariacum, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 4.00% debt investment in Bariacum for financial reporting purposes. As of March 31, 2026, the cost of our first lien EURIBOR + 4.00% debt investment in Bariacum was $3.3 million and the fair value of such investment was nil.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of March 31, 2026, the cost of our debt investment in Biolam was $2.6 million and the fair value of such investment was $1.3 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of March 31, 2026, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.9 million and the fair value of such investment was $0.2 million.
EMI Porta Holdco LLC
During the quarter ended March 31, 2026, we placed our debt investments in EMI Porta Holdco LLC, or EMI, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in EMI for financial reporting purposes. As of March 31, 2026, the cost of our debt investments in EMI was $12.9 million and the fair value of such investments was $9.2 million.
Eurofins Digital Testing International LUX Holding SARL
During the quarter ended March 31, 2026, we placed our subordinated debt investment in Eurofins Digital Testing International LUX Holding SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our subordinated debt investment in Eurofins for financial reporting purposes. As of March 31, 2026, the cost of our subordinated debt investment in Eurofins was $1.4 million and the fair value of such investment was nil.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of March 31, 2026, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was nil.
Polymer Solutions Group Holdings, LLC
In connection with the Sierra Merger, we purchased our debt investment in Polymer Solutions Group Holdings, LLC, or Polymer. During the quarter ended December 31, 2024, we placed our debt investment in Polymer on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Polymer for financial reporting purposes. As of March 31, 2026, the cost of our debt investment in Polymer was $1.0 million and the fair value of such investment was $0.3 million.

RA Outdoors, LLC
In connection with the Sierra Merger, we purchased our debt investments in RA Outdoors, LLC, or RA Outdoors. During the quarter ended September 30, 2025, we placed our debt investments in RA Outdoors on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in RA Outdoors for financial reporting purposes. As of March 31, 2026, the cost of our debt investments in RA Outdoors was $16.4 million and the fair value of such investments was $10.2 million.
Terrybear, Inc.
During the quarter ended March 31, 2026, we placed our debt investment in Terrybear, Inc., or Terrybear, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Terrybear for financial reporting purposes. As of March 31, 2026, the cost of our debt investments in Terrybear was $0.3 million and the fair value of such investments was $0.2 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of March 31, 2026, the cost of our debt investment in A.T. Holdings was $11.9 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $7.4 million, or 0.3% of the total fair value of our portfolio.
Results of Operations
Comparison of the three months ended March 31, 2026 and March 31, 2025
Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Total investment income	$60,566	$64,438
Total operating expenses	34,266	37,647
Net investment income before taxes	26,300	26,791
Income taxes, including excise tax expense	400	401
Net investment income after taxes	25,900	26,390
Net realized gains (losses)	(10,790)	(1,070)
Net unrealized appreciation (depreciation)	4,881	7,256
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(5,909)	6,186
Net increase in net assets resulting from operations	$19,991	$32,576
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Investment income:
Total interest income	$41,172	$45,620
Total dividend income	11,905	10,742
Total fee and other income	2,693	3,573
Total payment–in–kind interest income	4,633	4,318
Interest income from cash	163	185
Total investment income	$60,566	$64,438
The change in total investment income for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 was primarily due to a decrease in the amount of our outstanding debt investments, decreased weighted average yield on the portfolio and decreased fee and other income, partially offset by increased dividends from portfolio companies and joint venture investments. The amount of our outstanding debt investments decreased from $2,218.0 million as of March 31, 2025 to $1,998.8 million as of March 31, 2026. In addition, the weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, decreased from 9.9% as of March 31, 2025 to 9.4% as of March 31, 2026. For the three months ended March 31, 2026, fee and other income was $2.7 million as compared to $3.6 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, dividend income was $11.9 million as compared to $10.7 million for the three months ended March 31, 2025.
Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Operating expenses:
Interest and other financing fees	$18,934	$20,196
Base management fee	8,294	8,019
Incentive management fees	4,723	7,738
General and administrative expenses	2,315	1,694
Total operating expenses	$34,266	$37,647
Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2026 were attributable to borrowings under the February 2019 Credit Facility, the Series C Notes of the November Notes, the February Notes, the November 2026 Notes, the February 2029 Notes and the September 2028 Notes (each as defined below under “Liquidity and Capital Resources”). Interest and other financing fees during the three months ended March 31, 2025 were attributable to borrowings under the February 2019 Credit Facility, the August 2025 Notes (as defined below under “Liquidity and Capital Resources”), the Series B Notes and Series C Notes of the November Notes, the February Notes, the November 2026 Notes and the February 2029 Notes. The decrease in interest and other financing fees for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was primarily attributed to lower weighted average borrowings outstanding and a lower weighted average interest rate on the February 2019 Credit Facility, partially offset by higher net unsecured debt outstanding as of March 31, 2026. For the three months ended March 31, 2026, the weighted average borrowings outstanding on the February 2019 Credit Facility was $211.7 million as compared to $410.1 million for the three months ended March 31, 2025. The weighted average interest rate on the February 2019 Credit Facility for the three months ended March 31, 2026 was 4.1% as compared to 5.9% for the three months ended March 31, 2025. For the three months ended March 31, 2026, the weighted average unsecured debt outstanding was $1,182.3 million as compared to $1,025.0 million for the three months ended March 31, 2025. The weighted average interest rate on the unsecured debt for the three months ended March 31, 2026 was 5.1% as compared to 4.9% for the three months ended March 31, 2025.
Base Management Fee
Under the terms of the Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2026 and 2025, the amount of Base Management Fees incurred were approximately $8.3 million and $8.0 million, respectively.
The increase in the Base Management Fees for the three months ended March 31, 2026 versus the three months ended March 31, 2025 is primarily related to the average value of gross assets increasing from $2,566.0 million as of the end of the two most recently completed calendar quarters prior to March 31, 2025 to $2,654.1 million as of the end of the two most recently completed calendar quarters prior to March 31, 2026. For both the three months ended March 31, 2026 and 2025, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the Barings BDC Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). A portion of the Incentive Fee is based on our income (the “Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee”). The Income-Based Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-

incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2026, the amount of Income-Based Fees incurred were $4.7 million as compared to $7.7 million for the three months ended March 31, 2025. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap.
The incentive fee for both the three months ended March 31, 2026 and March 31, 2025, was limited to the Incentive Fee Cap. The Incentive Fee Cap for the three months ended March 31, 2026 was lower than the Incentive Fee Cap for the three months ended March 31, 2025 as a result of an increase in Cumulative Pre-Incentive Fee Net Return partially offset by a greater increase in incentive fees paid in the trailing twelve quarters (or portion thereof).
General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three months ended March 31, 2026 and 2025, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.4 million and $0.3 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our Board for their service on the Board, directors’ and officers’ insurance costs, as well as legal and accounting expenses.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(8,153)	$(10,384)
Control investments	3	(7,347)
Net realized gains (losses) on investments	(8,150)	(17,731)
Foreign currency transactions	(2,442)	1,448
Forward currency contracts	(198)	15,213
Net realized gains (losses)	$(10,790)	$(1,070)
During the three months ended March 31, 2026, we recognized net realized losses totaling $10.8 million, which consisted primarily of a net loss on our investment portfolio of $8.2 million, a net loss on foreign currency transactions of $2.4 million and a net loss on forward currency contracts of $0.2 million. The net loss on our investment portfolio predominantly related to a $4.5 million loss on the restructuring of the investments in one portfolio company, a $6.9 million loss on the sale and exit of five Sierra CLO investments and a $1.1 million loss on the exit of one debt investment, partially offset by a gain of $3.6 million on the sale of equity investments in two portfolio companies. The net losses on these exits were predominantly reclassified from net unrealized depreciation and the $6.9 million loss on the Sierra CLO investments is covered by the Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings.
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
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(10,569)	$22,232
Affiliate investments	3,289	(1,861)
Control investments	(2,754)	12,629
Net unrealized appreciation (depreciation) of investments	(10,034)	33,000
Credit support agreements	5,300	4,350
Foreign currency transactions	4,100	(7,777)
Forward currency contracts	5,515	(22,317)
Net unrealized appreciation (depreciation)	$4,881	$7,256
During the three months ended March 31, 2026, we recorded net unrealized appreciation totaling $4.9 million, consisting of net unrealized appreciation reclassification adjustments of $7.4 million related to the net realized losses on the sales / exits of certain investments, net unrealized appreciation related to forward currency contracts of $5.5 million, unrealized appreciation of $5.3 million on the Sierra Credit Support Agreement with Barings, net unrealized appreciation related to foreign currency transactions of $4.1 million, and a deferred tax asset of $0.1 million, partially offset by net unrealized depreciation on our current portfolio of $17.5 million. The net unrealized depreciation on our current portfolio of $17.5 million was driven primarily by the credit or fundamental performance of investments of $8.7 million, the impact of foreign currency exchange rates on investments of $6.2 million and broad market moves for investments of $2.6 million.
During the three months ended March 31, 2025, we recorded net unrealized appreciation totaling $7.3 million, consisting of net unrealized appreciation on our current portfolio of $17.0 million, net unrealized appreciation reclassification adjustments of $16.9 million related to the net realized losses on the sales / exits of certain investments, unrealized appreciation of $3.8 million on the MVC Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings, and unrealized appreciation of $0.6 million on the Sierra Credit Support Agreement with Barings, partially offset by net unrealized depreciation related to forward currency contracts of $22.3 million, net unrealized depreciation related to foreign currency transactions of $7.8 million and deferred taxes of $1.0 million. The net unrealized appreciation on our current portfolio of $17.0 million was driven primarily by the impact of foreign currency exchange rates on investments of $14.8 million and broad market moves for investments of $7.9 million, partially offset by the credit or fundamental performance of investments of $5.7 million.
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
Cash Flows
For the three months ended March 31, 2026, we experienced a net increase in cash in the amount of $28.9 million. During that period, our operating activities provided $68.0 million in cash, with proceeds from sales or repayments of portfolio investments totaling $181.1 million and other cash collections from investments exceeding purchases of portfolio investments of $108.7 million. In addition, our financing activities used net cash of $39.1 million, consisting of the repayment of the $80.0 million Series D Notes (as defined below) and dividends paid in the amount of $27.2 million, partially offset by net borrowings under the February 2019 Credit Facility of $68.2 million. As of March 31, 2026, we had $95.7 million of cash and foreign currencies on hand, including $15.8 million of restricted cash.
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
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and satisfaction of specified financial covenants. Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination on June 30, 2020, of Barings BDC Senior Funding I, LLC’s, our indirect wholly-owned Delaware limited liability company (“BSF”), credit facility entered into in August 2018 with Bank of America, N.A., BSF became a subsidiary guarantor whose assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026. Effective November 5, 2024 we amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as we maintain an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065 million to $825 million, of which $100 million has been reallocated from revolving commitments to term loan commitments. Effective September 25, 2025, we repaid the $100.0 million term loan commitment, reducing the total commitments under the February 2019 Credit Facility to $725.0 million from $825.0 million. Effective November 13, 2025, we amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from November 5, 2028 to November 13, 2029; (b) extend the stated maturity date from November 5, 2029 to November 13, 2030; and (c) add a new €85.0 million term loan facility, increasing the total commitments under the February 2019 Credit Facility to $822.9 million from $725.0 million.
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

As of March 31, 2026, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $130.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 6.179% (one month SOFR of 3.671%), borrowings denominated in Canadian dollars of C$5.0 million ($3.6 million U.S. dollars) with an interest rate of 4.445% (one month CORRA of 2.570%) and borrowings denominated in Euros of €138.1 million ($159.1 million U.S. dollars) with a weighted average interest rate of 3.851% (one month EURIBOR of 1.976%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2026, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $292.7 million. See “Note 5. Borrowings — February 2019 Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The Series B Notes matured on November 4, 2025, in accordance with the terms of the November 2020 NPA and we repaid in full the par amount plus accrued and unpaid interest. The Series C Notes will mature on November 4, 2027 unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. Interest on the November Notes is due semiannually in May and November, beginning in May 2021. In addition, we are obligated to offer to repay the November Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the November 2020 NPA, we could have redeemed the Series B Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2025, a make-whole premium. Subject to the terms of the November 2020 NPA, we may redeem the Series C Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before May 4, 2027, a make-whole premium. The November Notes are guaranteed by certain of our subsidiaries, and are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of March 31, 2026, we were in compliance with all covenants under the November 2020 NPA.
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
As of March 31, 2026, the fair value of the outstanding Series C Notes was $109.0 million. The fair value determinations of the Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Series D Notes matured on February 26, 2026, and the Series E Notes will mature on February 26, 2028 unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the February 2021 NPA. Interest on the February Notes is due semiannually in February and August of each year, beginning in August 2021. In addition, we are obligated to offer to repay the February Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the February 2021 NPA, we could have redeemed the Series D Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2025, a make-whole premium. Subject to the terms of the February 2021 NPA, we may redeem the Series E Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before August 26, 2027, a make-whole premium. The February Notes are guaranteed by certain of our subsidiaries, and are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of March 31, 2026, we were in compliance with all covenants under the February 2021 NPA.
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
On February 26, 2026, the Series D Notes matured in accordance with the terms of the February 2021 NPA and we repaid in full the par amount plus accrued and unpaid interest.
As of March 31, 2026, the fair value of the outstanding Series E Notes was $66.8 million. The fair value determinations of the Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2026 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture. As of March 31, 2026, we were in compliance with all covenants under the November 2026 Notes Indenture.

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
As of March 31, 2026, the fair value of the outstanding November 2026 Notes was $337.1 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2029 Notes will mature on February 15, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the February 2029 Notes Indenture. The February 2029 Notes bear interest at a rate of 7.000% per year payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. The February 2029 Notes are general unsecured obligations of ours that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in the right of payment to the February 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The February 2029 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements (but giving effect to exemptive relief granted to us by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture. As of March 31, 2026, we were in compliance with all covenants under the February 2029 Notes Indenture.
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
As of March 31, 2026, the fair value of the outstanding February 2029 Notes was $301.6 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 7.00% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $1.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The September 2028 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to us by the SEC), and to provide financial information to the holders of the September 2028 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2028 Notes Indenture. As of March 31, 2026, we were in compliance with all covenants under the September 2028 Notes Indenture.
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
As of March 31, 2026, the fair value of the outstanding September 2028 Notes was $296.9 million. The fair value determinations of the September 2028 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the September 2028 Notes, on September 15, 2025, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 5.20% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.059%. The swap transaction matures on September 15, 2028. The interest expense related to the September 2028 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $(3.1) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2028 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Share Repurchase Programs
On February 20, 2025, our Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2026. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the three months ended March 31, 2026, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 19, 2026, our Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2026, we did not repurchase any shares pursuant to the Share Repurchase Program.
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
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income (“ICTI”) as defined in the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
Recent Developments
Subsequent to March 31, 2026, we made approximately $128.2 million of new commitments, of which $91.9 million closed and funded. The $91.9 million of investments consists of $66.7 million of first lien senior secured debt investments, $25.0 million of second lien senior secured debt investments and $0.2 million of equity investments. The weighted average yield of the debt investments was 8.6%. In addition, we funded $13.2 million of previously committed revolvers and delayed draw term loans.
On May 7, 2026, the Board declared a quarterly distribution of $0.26 per share payable on June 10, 2026 to holders of record as of June 3, 2026.
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
Valuation of Investments
The most significant estimate inherent in the preparation of our financial statements is the valuation of our investments, and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by the Adviser and were approved by the Board.
As of March 31, 2026, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 206% of our total net assets, as compared to approximately 207% of our total net assets as of December 31, 2025.
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
Interest income from investments in the equity class of a CLO security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.
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
Fee and other income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,811	$1,764
Management, valuation and other fees	568	566
Royalty income	42	155
Total Recurring Fee and Other Income	2,421	2,485
Non-Recurring Fee and Other Income:
Prepayment fees	3	140
Acceleration of unamortized loan origination fees	269	884
Advisory, loan amendment and other fees	—	64
Total Non-Recurring Fee and Other Income	272	1,088
Total Fee and Other Income	$2,693	$3,573
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
PIK interest and dividend income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
PIK interest income	$4,633	$4,318
PIK interest income as a % of investment income	7.6%	6.7%
PIK dividend income	$1,224	$3,149
PIK dividend income as % of investment income	2.0%	4.9%
Total PIK income	$5,857	$7,467
Total PIK income as a % of investment income	9.7%	11.6%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026 and December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2026 and December 31, 2025 were as follows:

($ in thousands)	March 31, 2026	December 31, 2025
Unfunded Debt Commitments:
Total unfunded delayed draw loan commitments	$179,267	$173,976
Total unfunded revolving loan commitments	138,318	146,306
Total unfunded capex and acquisition facility commitments	7,552	7,443
Total unfunded debt commitments	325,137	327,725
Unfunded Equity Commitments:
Total unfunded equity commitments	65,000	65,910
Total unfunded preferred equity commitments	7,000	7,000
Total unfunded equity commitments	72,000	72,910
Total unused commitments to extend financing	$397,137	$400,635
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of both March 31, 2026 and December 31, 2025, we had guaranteed €6.0 million ($6.9 million U.S. dollars and $7.0 million U.S. dollars, respectively) relating to credit facilities among Erste Bank and MVC Automotive Group GmbH (“MVC Auto”), that mature on June 30, 2026. As of both March 31, 2026 and December 31, 2025, we had guaranteed €4.0 million ($4.6 million U.S. dollars and $4.7 million U.S. dollars, respectively) relating to a credit facility among Santander Consumer Bank GmbH and MVC Auto, which will be in place for the holding period of the associated asset, unless terminated earlier in accordance with the terms of the credit facility. We would be required to make payments to Erste Bank or Santander Consumer Bank GmbH if MVC Auto were to default on their related payment obligations. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
The U.S. Federal Reserve has adjusted benchmark interest rates several times in recent years, including periods of raising interest rates to address inflation, as well as rate cuts and periods where rates were held steady. Changes in interest rates may affect our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of March 31, 2026, approximately $1,848.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of March 31, 2026, approximately $892.7 million (principal amount) of our borrowings bore interest at variable rates (approximately 62.6% of our total borrowings as of March 31, 2026) under the February 2019 Credit Facility, the February 2029 Notes and the September 2028 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the February 2019 Credit Facility, the February 2029 Notes and the September 2028 Notes.
Based on our March 31, 2026 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$55,467	$26,781	$28,686
Up 200 basis points	36,978	17,854	19,124
Up 100 basis points	18,489	8,927	9,562
Down 25 basis points	(4,622)	(2,232)	(2,390)
Down 50 basis points	(9,244)	(4,464)	(4,780)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of March 31, 2026, we had U.S. dollar borrowings of $130.0 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 6.179% (one month SOFR of 3.671%), borrowings denominated in Canadian dollars of C$5.0 million ($3.6 million U.S. dollars) with an interest rate of 4.445% (one month CORRA of 2.570%) and borrowings denominated in Euros of €138.1 million ($159.1 million U.S. dollars) with a weighted average interest rate of 3.851% (one month EURIBOR of 1.976%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2026, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 86,990 shares of our common stock for an aggregate of $708,438 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on February 19, 2026.
On February 19, 2026, the Board authorized a new 12-month Share Repurchase Program. Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2026, we did not repurchase any shares of our common stock in the open market under the Share Repurchase Program.

The following chart summarizes repurchases of our common stock for the three months ended March 31, 2026:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January 1 through January 31, 2026	—		$—	—	$23,652
February 1 through February 28, 2026	—		—	—	23,652
March 1 through March 31, 2026	86,990	(1)	8.14	—	30,000
(1)     Includes 86,990 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BARINGS BDC, INC.

Date:	May 7, 2026	/s/ Thomas Q. McDonnell
Thomas Q. McDonnell
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	May 7, 2026	/s/ Rosa J. Epperson
Rosa J. Epperson
Chief Accounting Officer
(Principal Accounting Officer)