Form 10-Q
period 2026-06-30
Barings BDC, Inc.
filed 2026-08-05
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 5, 2026 was 104,706,884.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,961,345 and $1,951,962 as of June 30, 2026 and December 31, 2025, respectively)	$1,920,431	$1,916,364
Affiliate investments (cost of $442,257 and $386,190 as of June 30, 2026 and December 31, 2025, respectively)	449,768	399,183
Control investments (cost of $96,763 and $86,128 as of June 30, 2026 and December 31, 2025, respectively)	88,391	82,977
Total investments at fair value	2,458,590	2,398,524
Cash (restricted cash of $18,349 and $12,933 as of June 30, 2026 and December 31, 2025, respectively)	51,402	51,891
Foreign currencies (cost of $18,490 and $14,922 as of June 30, 2026 and December 31, 2025, respectively)	18,490	14,889
Interest and fees receivable	38,228	41,415
Prepaid expenses and other assets	700	981
Credit support agreement (cost of $1,329 and $44,400 as of June 30, 2026 and December 31, 2025, respectively)	1,329	60,500
Derivative assets	1,262	3,515
Deferred financing fees	7,797	8,681
Receivable from unsettled transactions	6,413	55,987
Total assets	$2,584,211	$2,636,383
Liabilities:
Accounts payable and accrued liabilities	$4,760	$7,379
Interest payable	16,276	18,451
Administrative fees payable	333	381
Base management fees payable	7,928	8,562
Incentive management fees payable	4,959	7,019
Derivative liabilities	7,203	3,619
Payable from unsettled transactions	2,151	183
Borrowings under credit facility	277,226	226,786
Notes payable (net of deferred financing fees)	1,117,489	1,203,321
Total liabilities	1,438,325	1,475,701
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 104,706,884 shares issued and outstanding as of both June 30, 2026 and December 31, 2025)	104	104
Additional paid-in capital	1,864,163	1,862,834
Total distributable earnings (loss)	(718,381)	(702,256)
Total net assets	1,145,886	1,160,682
Total liabilities and net assets	$2,584,211	$2,636,383
Net asset value per share	$10.94	$11.09
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$39,245	$48,899	$78,800	$93,526
Affiliate investments	3,287	1,181	4,825	2,054
Control investments	64	137	143	257
Total interest income	42,596	50,217	83,768	95,837
Dividend income:
Non-Control / Non-Affiliate investments	1,655	1,668	4,362	2,811
Affiliate investments	12,366	10,108	21,564	19,707
Control investments	—	2,817	—	2,817
Total dividend income	14,021	14,593	25,926	25,335
Fee and other income:
Non-Control / Non-Affiliate investments	3,547	4,807	6,158	8,346
Affiliate investments	155	72	201	104
Control investments	11	1	47	4
Total fee and other income	3,713	4,880	6,406	8,454
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,714	4,007	7,778	7,755
Affiliate investments	550	266	730	609
Control investments	466	235	855	463
Total payment-in-kind interest income	4,730	4,508	9,363	8,827
Interest income from cash	142	200	305	384
Total investment income	65,202	74,398	125,768	138,837
Operating expenses:
Interest and other financing fees	19,929	22,176	38,863	42,373
Base management fee (Note 2)	7,928	8,193	16,222	16,211
Incentive management fees (Note 2)	4,959	11,117	9,682	18,855
General and administrative expenses (Note 2)	1,927	2,294	4,242	3,989
Total operating expenses	34,743	43,780	69,009	81,428
Net investment income before taxes	30,459	30,618	56,759	57,409
Income taxes, including excise tax expense	1,504	808	1,904	1,208
Net investment income after taxes	$28,955	$29,810	$54,855	$56,201

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(7,077)	$6,024	$(15,230)	$(4,360)
Control investments	(72)	(17,109)	(69)	(24,456)
Net realized gains (losses) on investments	(7,149)	(11,085)	(15,299)	(28,816)
Credit support agreements	22,628	9,400	22,628	9,400
Foreign currency transactions	289	787	(2,153)	2,235
Forward currency contracts	3,035	(14,259)	2,837	954
Net realized gains (losses)	18,803	(15,157)	8,013	(16,227)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	324	8,975	(10,245)	31,205
Affiliate investments	(3,837)	663	(548)	(1,197)
Control investments	(2,467)	17,817	(5,221)	30,447
Net unrealized appreciation (depreciation) on investments	(5,980)	27,455	(16,014)	60,455
Credit support agreements	(21,400)	(3,000)	(16,100)	1,350
Foreign currency transactions	1,200	(15,205)	5,300	(22,983)
Forward currency contracts	(3,247)	(3,344)	2,268	(25,661)
Net unrealized appreciation (depreciation)	(29,427)	5,906	(24,546)	13,161
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(10,624)	(9,251)	(16,533)	(3,066)
Net increase (decrease) in net assets resulting from operations	$18,331	$20,559	$38,322	$53,135
Net investment income per share — basic and diluted	$0.28	$0.28	$0.52	$0.53
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.18	$0.20	$0.36	$0.51
Dividends / distributions per share:
Regular quarterly dividends / distributions	$0.26	$0.26	$0.52	$0.52
Special dividends / distributions	—	0.05	—	0.10
Total dividends / distributions per share	$0.26	$0.31	$0.52	$0.62
Weighted average shares outstanding — basic and diluted	104,706,884	105,232,015	104,706,884	105,302,308

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2026	Number of Shares	Par Value
Balance, March 31, 2026	104,706,884	$104	$1,862,834	$(709,488)	$1,153,450
Net investment income	—	—	—	28,955	28,955
Net realized gain on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	18,803	18,803
Net unrealized depreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(29,427)	(29,427)
Distributions of net investment income	—	—	—	(27,224)	(27,224)
Deemed contribution - CSA (See Note 2)	—	—	1,329	—	1,329
Balance, June 30, 2026	104,706,884	$104	$1,864,163	$(718,381)	$1,145,886

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended June 30, 2025	Number of Shares	Par Value
Balance, March 31, 2025	105,258,938	$105	$1,845,526	$(656,828)	$1,188,803
Net investment income	—	—	—	29,810	29,810
Net realized loss on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(15,157)	(15,157)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	5,906	5,906
Distributions of net investment income	—	—	—	(32,630)	(32,630)
Purchases of shares in repurchase plan	(100,000)	—	(888)	—	(888)
Balance, June 30, 2025	105,158,938	$105	$1,844,638	$(668,899)	$1,175,844

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2026	Number of Shares	Par Value
Balance, December 31, 2025	104,706,884	$104	$1,862,834	$(702,256)	$1,160,682
Net investment income	—	—	—	54,855	54,855
Net realized gain on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	8,013	8,013
Net unrealized depreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(24,546)	(24,546)
Distributions of net investment income	—	—	—	(54,447)	(54,447)
Deemed contribution - CSA (See Note 2)	—	—	1,329	—	1,329
Balance, June 30, 2026	104,706,884	$104	$1,864,163	$(718,381)	$1,145,886

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Six Months Ended June 30, 2025	Number of Shares	Par Value
Balance, December 31, 2024	105,408,938	$105	$1,846,977	$(656,728)	$1,190,354
Net investment income	—	—	—	56,201	56,201
Net realized loss on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(16,227)	(16,227)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	13,161	13,161
Distributions of net investment income	—	—	—	(65,306)	(65,306)
Purchases of shares in repurchase plan	(250,000)	—	(2,339)	—	(2,339)
Balance, June 30, 2025	105,158,938	$105	$1,844,638	$(668,899)	$1,175,844

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$38,322	$53,135
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(368,859)	(409,178)
Repayments received / sales of portfolio investments	342,290	274,620
Loan origination and other fees received	4,391	8,243
Net realized (gain) loss on investments	15,299	28,816
Net realized (gain) loss of CSAs	(22,628)	(9,400)
Net realized (gain) loss on foreign currency transactions	2,153	(2,235)
Net realized (gain) loss on forward currency contracts	(2,837)	(954)
Net unrealized (appreciation) depreciation on investments	16,014	(60,455)
Net unrealized (appreciation) depreciation of CSAs	16,100	(1,350)
Net unrealized (appreciation) depreciation on foreign currency transactions	(5,300)	22,983
Net unrealized (appreciation) depreciation on forward currency contracts	(2,268)	25,661
Payment-in-kind interest / dividends	(11,060)	(11,058)
Amortization of deferred financing fees	3,156	2,380
Accretion of loan origination and other fees	(4,778)	(5,213)
Amortization / accretion of purchased loan premium / discount	(664)	(895)
Proceeds from termination of CSAs	67,028	23,000
Payments for derivative contracts	(2,661)	(21,584)
Proceeds from derivative contracts	5,498	22,538
Changes in operating assets and liabilities:
Interest and fees receivable	1,791	(691)
Prepaid expenses and other assets	281	1,282
Accounts payable and accrued liabilities	(5,356)	723
Interest payable	(2,174)	(830)
Net cash provided by (used in) operating activities	83,738	(60,462)
Cash flows from financing activities:
Borrowings under credit facility	266,092	170,500
Repayments of credit facility	(212,271)	(84,471)
Repayments of notes	(80,000)	—
Purchases of shares in repurchase plan	—	(2,339)
Cash dividends / distributions paid	(54,447)	(65,306)
Net cash provided by (used in) financing activities	(80,626)	18,384
Net increase (decrease) in cash and foreign currencies	3,112	(42,078)
Cash and foreign currencies, beginning of period	66,780	91,339
Cash and foreign currencies, end of period	$69,892	$49,261
Supplemental Information:
Cash paid for interest	$35,394	$38,453
Excise taxes paid during the period	$3,400	$3,665
Supplemental non-cash information
Deemed contribution - CSA	$1,329	$—
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	04/22	04/28	$12,992	$12,925	$12,967	1.1%	(7)(8)(13)
Accurus Aerospace Corporation	Revolver	SOFR + 4.75%, 8.6% Cash	04/22	04/28	1,498	1,488	1,494	0.1%	(7)(8)(13)(30)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.2% Cash	11/22	11/28	19,019	18,807	18,829	1.6%	(7)(8)(13)
ATL II MRO Holdings Inc.	Revolver	SOFR + 4.75%, 8.2% Cash	11/22	11/28	—	(31)	(33)	—%	(7)(8)(13)(30)
Balaena Maritime (UK) Limited	First Lien Senior Secured Term Loan	SONIA + 12.00%, 15.7% Cash	06/26	06/31	20,012	19,622	19,513	1.7%	(3)(7)(8)(15)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	658	655	658	0.1%	(7)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/22	11/30	7,048	6,962	7,048	0.6%	(7)(8)(13)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	12/22	11/30	—	(37)	—	—%	(7)(8)(13)(30)
M-Personal Protection Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	10/24	09/31	4,029	3,790	4,029	0.4%	(3)(7)(8)(10)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	03/24	03/30	4,004	3,952	4,004	0.3%	(7)(8)(13)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	03/24	03/30	150	142	150	—%	(7)(8)(13)(30)
Protego Bidco B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	02/26	03/33	1,457	1,416	1,457	0.1%	(3)(7)(8)(10)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	03/21	11/27	1,867	1,901	1,867	0.2%	(3)(7)(8)(10)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.8% Cash	03/21	11/26	2,239	2,303	2,239	0.2%	(3)(7)(8)(10)
Sisu Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	12/20	12/28	7,183	7,168	7,117	0.6%	(7)(8)(13)
Surface Finishing Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/26	04/32	7,207	7,104	7,100	0.6%	(7)(8)(14)(30)
Surface Finishing Technologies Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	04/26	04/32	—	(17)	(18)	—%	(7)(8)(14)(30)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash, 2.0% PIK	02/21	02/27	12,231	12,205	10,519	0.9%	(7)(8)(13)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/24	09/31	13,070	12,893	13,018	1.1%	(7)(8)(13)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	02/23	09/31	717	683	709	0.1%	(7)(8)(13)(30)
Subtotal Aerospace & Defense (9.8%)*					115,381	113,931	112,667
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.8% Cash	07/22	07/30	4,545	4,444	4,159	0.4%	(7)(8)(13)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	03/22	03/29	3,276	3,249	3,276	0.3%	(7)(8)(13)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 8.8% Cash	03/22	03/28	783	775	783	0.1%	(7)(8)(13)(30)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	11/22	11/29	13,231	13,030	13,123	1.1%	(7)(8)(12)(30)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	11/22	11/29	210	182	194	—%	(7)(8)(12)(30)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	1,544	1,508	1,513	0.1%	(7)(8)(13)(30)
Recon Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	—	(7)	(6)	—%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	07/24	07/30	7,668	7,546	7,423	0.6%	(7)(8)(13)(30)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	07/24	07/30	297	281	263	—%	(7)(8)(13)(30)
Subtotal Automotive (2.7%)*					31,554	31,008	30,728

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	SONIA + 8.30%, 12.0% PIK	05/25	05/32	$6,256	$6,172	$5,493	0.5%	(3)(7)(8)(15)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	07/25	07/31	4,806	4,732	4,733	0.4%	(7)(8)(12)(30)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	03/25	02/32	1,863	1,747	1,829	0.2%	(3)(7)(8)(16)(30)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	12/25	11/30	5,739	5,629	5,630	0.5%	(7)(8)(12)(30)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.2% Cash	12/25	12/30	435	427	427	—%	(7)(8)(12)(30)
ERS Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/31	1,958	1,928	1,930	0.2%	(7)(8)(12)(30)
ERS Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/31	—	(3)	(2)	—%	(7)(8)(12)(30)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 7.1% Cash	11/23	12/31	4,305	3,955	4,263	0.4%	(3)(7)(8)(11)
Forge Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/26	01/33	1,268	1,232	1,236	0.1%	(7)(8)(13)(30)
Forge Borrower, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	01/26	01/33	—	(7)	(7)	—%	(7)(8)(13)(30)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.3% Cash	10/23	09/30	5,328	4,848	5,136	0.4%	(3)(7)(8)(11)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	09/19	06/28	3,463	3,676	3,436	0.3%	(3)(7)(8)(9)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	07/25	07/32	300	290	290	—%	(7)(8)(13)(30)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	05/21	05/28	1,829	1,903	1,811	0.2%	(3)(7)(8)(10)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	04/26	05/30	—	(50)	(51)	—%	(3)(7)(8)(10)(30)
Kite Topco Ltd	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	05/26	05/33	2,715	2,703	2,667	0.2%	(3)(7)(8)(16)(30)
Markerstudy Group Limited	First Lien Senior Secured Term Loan	SONIA + 5.68%, 9.4% Cash	03/26	03/32	4,911	4,893	4,866	0.4%	(3)(7)(8)(15)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	08/31	6,355	6,278	6,299	0.5%	(7)(8)(13)
ORS Buyer, Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	03/26	08/31	421	409	410	—%	(7)(8)(13)(30)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/25	10/31	2,977	2,880	2,893	0.3%	(7)(8)(13)(30)
OSP AFS Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	10/25	10/31	—	(14)	(13)	—%	(7)(8)(13)(30)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/32	2,470	2,440	2,156	0.2%	(7)(8)(13)(30)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/32	365	347	170	—%	(7)(8)(13)(30)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	06/21	12/30	9,661	8,942	9,661	0.8%	(3)(7)(8)(10)(30)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/31	12,031	11,982	11,986	1.0%	(3)(7)(8)(13)
SRS Acquiom Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/32	4,438	4,397	4,400	0.4%	(7)(8)(13)
SRS Acquiom Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/32	—	(9)	(8)	—%	(7)(8)(13)(30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	10/21	12/28	8,203	8,120	8,130	0.7%	(7)(8)(12)(30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.50%, 8.1% Cash	10/21	12/28	—	(12)	(14)	—%	(7)(8)(12)(30)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/31	6,451	6,395	6,419	0.6%	(7)(8)(12)(30)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/31	372	360	365	—%	(7)(8)(12)(30)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/23	12/27	13,193	13,024	13,193	1.2%	(7)(8)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (9.6%)*					112,113	109,614	109,734

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 11.8% Cash	04/25	04/29	$10,945	$10,784	$10,946	1.0%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	2,577	2,577	2,577	0.2%	(7)(8)(13)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 10.9% PIK	02/24	04/29	932	932	932	0.1%	(7)(8)(13)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	5,229	5,178	5,229	0.5%	(7)(8)(13)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 12.9% PIK	02/24	04/29	730	730	730	0.1%	(7)(8)(13)
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	2,229	2,202	2,205	0.2%	(7)(8)(13)(30)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	43	38	39	—%	(7)(8)(13)(30)
L.A. Specialty Produce Co., LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/26	04/33	6,331	6,254	6,258	0.5%	(7)(8)(13)(30)
L.A. Specialty Produce Co., LLC	Revolver	SOFR + 4.50%, 8.2% Cash	04/26	04/33	—	(10)	(10)	—%	(7)(8)(13)(30)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	12/21	12/28	2,371	2,279	2,371	0.2%	(3)(7)(8)(10)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	12/21	12/28	17,164	17,001	17,032	1.5%	(7)(8)(13)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	12/21	12/28	1,396	1,380	1,375	0.1%	(7)(8)(13)(30)
Subtotal Beverage, Food, & Tobacco (4.3%)*					49,947	49,345	49,684
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/23	11/29	4,239	4,183	4,188	0.4%	(7)(8)(13)(30)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	11/23	11/29	3,264	3,212	3,264	0.3%	(7)(8)(13)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.4% Cash	11/23	11/29	155	144	155	—%	(7)(8)(13)(30)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	07/22	07/29	2,630	2,343	2,614	0.2%	(3)(7)(8)(10)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 7.85%, 11.6% PIK	03/23	07/29	14,839	14,368	11,575	1.0%	(7)(8)(13)
Brown Machine Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	10/18	10/26	5,830	5,827	5,288	0.5%	(7)(8)(13)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/21	11/28	1,303	1,295	1,303	0.1%	(3)(7)(8)(13)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	03/25	03/31	1,785	1,770	1,780	0.2%	(7)(8)(13)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.25%, 8.0% Cash	03/25	03/31	283	267	277	—%	(7)(8)(13)(30)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	11/25	11/32	451	444	445	—%	(7)(8)(13)(30)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	11/25	11/32	35	34	34	—%	(7)(8)(13)(30)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	12/21	12/27	938	933	938	0.1%	(7)(8)(13)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.4% Cash	12/21	12/27	—	(7)	—	—%	(7)(8)(13)(30)
Process Equipment, Inc. (ProcessBarron)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	03/19	03/28	5,253	5,250	5,253	0.5%	(7)(8)(14)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.25%, 5.3% Cash, 4.6% PIK	07/23	07/29	5,690	5,614	4,797	0.4%	(7)(8)(13)
Process Insights Acquisition, Inc.	Revolver	SOFR + 1.25%, 5.3% Cash, 4.6% PIK	07/23	07/29	511	497	351	—%	(7)(8)(13)(30)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/30	5,385	5,328	5,330	0.5%	(7)(8)(14)(30)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/30	—	(10)	(10)	—%	(7)(8)(14)(30)
Tallman Equipment Co., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	06/26	06/32	6,471	6,362	6,360	0.6%	(7)(8)(13)(30)
Tallman Equipment Co., Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	06/26	06/32	—	(14)	(15)	—%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/24	11/30	$9,582	$9,472	$9,485	0.8%	(7)(8)(12)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 8.7% Cash	11/24	11/30	212	197	198	—%	(7)(8)(12)(30)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/21	12/27	9,250	9,106	9,139	0.8%	(7)(8)(13)(30)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	12/21	12/27	—	(12)	(16)	—%	(7)(8)(13)(30)
Subtotal Capital Equipment (6.3%)*					78,106	76,603	72,733
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/23	04/29	4,821	4,766	4,773	0.4%	(7)(8)(12)
Americo Chemical Products, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	04/23	04/29	—	(6)	(5)	—%	(7)(8)(12)(30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.58%, 7.8% Cash	11/21	11/28	6,102	5,767	6,035	0.5%	(3)(7)(8)(11)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.58%, 9.4% Cash	06/22	11/28	1,019	1,019	1,007	0.1%	(3)(7)(8)(14)
G-3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	10/25	10/31	11,756	11,541	11,547	1.0%	(7)(8)(13)
Polymer Solutions Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% PIK	02/22	10/26	994	994	314	—%	(7)(8)(13)(26)
Subtotal Chemicals, Plastics, & Rubber (2.1%)*					24,692	24,081	23,671
Construction & Building
AMP Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/26	04/33	5,732	5,704	5,706	0.5%	(7)(8)(13)
AMP Purchaser, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	04/26	04/33	—	(4)	(4)	—%	(7)(8)(13)(30)
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	08/24	08/30	4,178	4,130	4,120	0.4%	(7)(8)(12)(30)
BKF Buyer, Inc.	Revolver	SOFR + 4.50%, 8.1% Cash	08/24	08/30	—	(27)	(40)	—%	(7)(8)(12)(30)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	09/25	09/31	8,380	8,280	8,298	0.7%	(7)(8)(13)(30)
GMES LLC	Revolver	SOFR + 5.25%, 9.0% Cash	09/25	09/31	204	192	194	—%	(7)(8)(13)(30)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	05/25	09/27	3,223	3,206	3,215	0.3%	(7)(8)(13)(30)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	05/25	09/27	—	(3)	(2)	—%	(7)(8)(13)(30)
Subtotal Construction & Building (1.9%)*					21,717	21,478	21,487
Consumer goods: Durable
BCTS Parent, LLC	First Lien Senior Secured Term Loan	CORRA + 4.75%, 7.3% Cash	04/26	12/31	1,237	1,237	1,215	0.1%	(3)(7)(8)(19)(30)
BCTS Parent, LLC	Revolver	CORRA + 4.75%, 7.3% Cash	04/26	12/31	251	249	245	—%	(3)(7)(8)(19)(30)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.4% Cash	07/22	06/27	11,091	11,050	10,959	1.0%	(7)(8)(13)(30)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.4% Cash	07/22	06/27	—	(3)	(8)	—%	(7)(8)(13)(30)
Lifestyle Intermediate II, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.0% Cash	02/22	12/27	2,879	2,879	1,812	0.2%	(7)(8)(13)(28)
Main Line Commercial Pools LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/26	04/33	2,047	1,994	1,992	0.2%	(7)(8)(13)(30)
Main Line Commercial Pools LLC	Revolver	SOFR + 5.25%, 8.9% Cash	04/26	04/33	—	(7)	(7)	—%	(7)(8)(13)(30)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/25	03/29	7,236	7,185	7,180	0.6%	(7)(8)(13)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	03/25	03/29	—	(6)	(7)	—%	(7)(8)(13)(30)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/21	11/27	4,648	4,620	4,648	0.4%	(7)(8)(13)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% PIK	05/23	05/28	812	803	737	0.1%	(7)(26)
Terrybear, Inc.	Subordinated Term Loan	14.0% PIK	04/22	04/28	300	297	166	—%	(7)(26)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	09/30	4,138	4,107	3,960	0.3%	(3)(7)(8)(16)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Vista Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	05/26	05/33	$8,767	$8,671	$8,669	0.8%	(7)(8)(12)(30)
Vista Acquisition, LLC	Revolver	SOFR + 5.00%, 8.6% Cash	05/26	05/33	—	(9)	(9)	—%	(7)(8)(12)(30)
Subtotal Consumer goods: Durable (3.6%)*					43,406	43,067	41,552
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	02/21	02/28	8,003	8,201	7,971	0.7%	(3)(7)(8)(11)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	02/24	02/30	6,022	5,929	5,990	0.5%	(7)(8)(13)(30)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 8.6% Cash	02/24	02/30	—	(13)	(5)	—%	(7)(8)(13)(30)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 11.00%, 14.7% Cash	04/24	04/29	944	864	872	0.1%	(3)(7)(8)(16)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	01/24	01/30	4,577	4,508	4,409	0.4%	(7)(8)(13)(30)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.7% Cash	01/24	01/30	378	373	364	—%	(7)(8)(13)(30)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/20	12/28	8,709	8,698	8,709	0.8%	(7)(8)(13)
Subtotal Consumer goods: Non-durable (2.5%)*					28,633	28,560	28,310
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	2,574	2,544	2,548	0.2%	(7)(8)(13)(30)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	143	137	138	—%	(7)(8)(13)(30)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash	06/24	06/29	1,048	1,034	1,031	0.1%	(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 10.9% Cash	05/22	05/30	13,692	13,537	13,692	1.2%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	1,703	1,684	1,703	0.1%	(7)(8)(13)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	3,533	3,531	3,533	0.3%	(7)(8)(15)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	—	(7)	—	—%	(7)(8)(13)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(9)	—	—%	(7)(8)(15)(30)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/25	03/31	2,219	2,198	2,135	0.2%	(7)(8)(12)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.5% Cash	03/25	03/31	1,313	1,294	1,264	0.1%	(7)(8)(13)(30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.65%, 7.9% Cash	06/21	06/28	3,620	3,713	3,464	0.3%	(3)(7)(8)(10)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	03/22	03/28	7,780	7,719	7,337	0.6%	(7)(8)(12)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	05/23	03/28	2,994	2,957	2,835	0.2%	(7)(8)(12)
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.5% Cash	03/22	03/28	102	96	52	—%	(7)(8)(12)(30)
Subtotal Containers, Packaging, & Glass (3.5%)*					40,721	40,428	39,732
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/22	10/28	12,034	11,914	11,986	1.0%	(7)(8)(13)
WWEC Holdings III Corp	Revolver	SOFR + 5.25%, 9.0% Cash	10/22	10/28	—	(24)	(10)	—%	(7)(8)(13)(30)
Subtotal Energy: Electricity (1.0%)*					12,034	11,890	11,976
Environmental Industries
CTS US Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/25	11/31	3,793	3,722	3,823	0.3%	(3)(7)(8)(13)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	02/21	01/27	5,980	5,969	5,980	0.5%	(7)(8)(13)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.40%, 8.1% Cash	12/24	12/30	12,542	12,429	12,542	1.1%	(7)(8)(13)
Northstar Recycling, LLC	Revolver	SOFR + 4.40%, 8.1% Cash	12/24	12/30	—	(31)	—	—%	(7)(8)(13)(30)
Subtotal Environmental Industries (2.0%)*					22,315	22,089	22,345

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	1.9% Cash, 12.4% PIK	11/22	09/29	$14,654	$11,875	$7,459	0.7%	(3)(7)(27)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	384	378	384	—%	(3)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	4,117	3,718	3,924	0.3%	(3)(7)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	11/21	11/28	437	408	437	—%	(3)(7)(8)(10)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	2,569	2,534	2,569	0.2%	(3)(7)(8)(16)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	1,671	1,703	1,671	0.1%	(3)(7)(8)(18)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	17.0% Cash	04/24	12/26	79	79	229	—%	(3)(7)(30)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 9.3% PIK	06/21	12/26	2,087	1,850	121	—%	(3)(7)(8)(20)(26)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	10/21	10/28	3,540	3,314	3,525	0.3%	(3)(7)(8)(11)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.5% Cash	05/25	05/30	648	649	648	0.1%	(3)(7)(8)(11)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	05/24	05/29	3,991	3,914	3,923	0.3%	(7)(8)(13)
Dane Street, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/33	1,145	1,124	1,125	0.1%	(7)(8)(13)(30)
Dane Street, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/33	—	(5)	(5)	—%	(7)(8)(13)(30)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	11/24	11/31	2,012	1,808	1,972	0.2%	(3)(7)(8)(10)
EB Development	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	06/26	11/31	1,558	1,558	1,527	0.1%	(3)(7)(8)(13)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.10%, 8.4% Cash	01/23	01/29	1,741	1,635	1,741	0.2%	(3)(7)(8)(10)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	03/22	03/29	5,343	5,082	4,894	0.4%	(3)(7)(8)(11)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/24	03/30	6,047	5,984	5,648	0.5%	(7)(8)(13)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/24	03/30	—	(5)	(20)	—%	(7)(8)(13)(30)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	08/24	08/30	612	608	612	0.1%	(7)(8)(13)
GCDL LLC	Revolver	SOFR + 6.00%, 9.7% Cash	08/24	08/30	—	(1)	—	—%	(7)(8)(13)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% PIK	06/22	06/29	492	444	—	—%	(3)(7)(8)(9)(26)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	571	551	14	—%	(3)(7)(30)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	10/22	10/29	540	482	410	—%	(3)(7)(8)(10)(30)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	09/22	09/28	886	815	870	0.1%	(3)(7)(8)(18)(30)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	16,504	16,405	15,745	1.4%	(7)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	08/23	08/29	2,616	2,577	2,616	0.2%	(7)(8)(12)(30)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.1% Cash	08/23	08/29	135	111	135	—%	(7)(8)(12)(30)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 1.0% PIK	03/21	09/27	3,794	3,743	3,160	0.3%	(7)(8)(13)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 6.8% Cash	07/25	03/27	1,981	2,152	1,965	0.2%	(3)(7)(8)(22)(30)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	08/24	08/31	917	875	898	0.1%	(3)(7)(8)(11)(30)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	12/21	12/28	404	377	382	—%	(3)(7)(8)(10)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	12/21	12/28	1,957	1,905	1,849	0.2%	(3)(7)(8)(11)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	2,426	2,357	2,176	0.2%	(3)(7)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Matrix Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/26	04/32	$1,787	$1,766	$1,765	0.2%	(7)(8)(13)(30)
Matrix Buyer, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	04/26	04/32	53	49	49	—%	(7)(8)(13)(30)
Medical Solutions Parent Holdings, Inc.	Second Out Term Loan	SOFR + 3.50%, 7.1% Cash	06/26	11/30	1,156	115	237	—%	(8)(12)
Medical Solutions Parent Holdings, Inc.	Third Out Term Loan	SOFR + 7.00%, 10.8% Cash	06/26	11/31	1,767	109	212	—%	(8)(12)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.10%, 8.8% Cash	07/23	07/30	2,259	2,195	2,259	0.2%	(3)(7)(8)(15)(30)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	03/22	03/28	13,942	14,369	13,942	1.2%	(3)(7)(8)(18)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 7.7% Cash	09/22	10/29	2,329	2,009	2,329	0.2%	(3)(7)(8)(10)(30)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	08/23	07/29	3,930	3,859	4,625	0.4%	(3)(7)(8)(12)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.20%, 8.9% Cash	06/21	06/28	3,038	3,195	2,774	0.2%	(3)(7)(8)(16)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.4% Cash	12/19	12/26	2,587	2,517	2,587	0.2%	(3)(7)(8)(10)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	11/22	12/26	1,300	1,300	1,300	0.1%	(3)(7)(8)(13)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 11.8% Cash	10/23	10/29	624	616	623	0.1%	(7)(8)(12)
Pepper Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.3% Cash	02/26	02/32	1,756	1,745	1,699	0.1%	(3)(7)(8)(18)(30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	06/22	07/29	5,702	5,278	5,624	0.5%	(3)(7)(8)(10)(30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	06/22	07/29	3,951	3,477	3,902	0.3%	(3)(7)(8)(23)
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	8,370	8,286	8,295	0.7%	(7)(8)(13)(30)
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(9)	(8)	—%	(7)(8)(13)(30)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	06/31	2,024	2,002	2,007	0.4%	(7)(8)(13)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.5% Cash	06/25	06/31	85	83	84	0.4%	(7)(8)(13)(30)
Smile Brands Group Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 8.3% Cash, 1.5% PIK	10/18	07/29	5,341	5,321	4,193	0.4%	(7)(8)(13)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/26	12/32	1,752	1,722	1,715	0.1%	(3)(7)(8)(15)(30)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.2% Cash	11/23	08/30	1,017	941	1,013	0.1%	(3)(7)(8)(16)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	4,280	4,265	4,280	0.1%	(7)(8)(12)(30)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(3)	—	0.1%	(7)(8)(12)(30)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	06/25	06/32	1,025	1,006	1,011	0.1%	(7)(8)(13)(30)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 8.0% Cash	06/25	06/32	—	(4)	(3)	0.1%	(7)(8)(13)(30)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.3% PIK	06/25	12/32	2,535	2,509	2,518	0.1%	(7)
UNA 658 Equity Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	06/26	05/33	1,304	1,305	1,281	0.1%	(3)(7)(8)(10)(30)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.0% Cash	06/22	06/29	1,053	959	1,053	0.1%	(3)(7)(8)(16)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.95%, 7.2% Cash	03/23	03/30	648	608	648	0.1%	(3)(7)(8)(10)(30)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	2,405	2,348	2,175	0.2%	(7)(8)(12)(30)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	—	(8)	(34)	—%	(7)(8)(12)(30)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 4.4% PIK	03/25	04/30	46,796	45,392	45,393	4.0%	(7)(8)(13)
Subtotal Healthcare & Pharmaceuticals (16.8%)*					210,674	200,326	192,152

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
High Tech Industries
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.70%, 10.4% Cash	07/22	07/29	$1,521	$1,352	$1,376	0.1%	(3)(7)(8)(16)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.70%, 9.2% Cash	07/22	07/29	2,163	1,945	1,957	0.2%	(3)(7)(8)(11)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.70%, 10.3% Cash	07/22	07/29	138	136	125	—%	(3)(7)(8)(14)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	780	678	683	0.1%	(3)(7)
Argus Bidco Limited	Subordinated Loan	24.0% Cash	04/26	03/33	15	15	15	—%	(3)(7)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	2,306	2,284	2,287	0.2%	(7)(8)(12)
Bitly, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	—	(2)	(1)	—%	(7)(8)(12)(30)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	05/25	05/31	870	857	870	0.1%	(7)(8)(13)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	05/25	05/31	—	(1)	—	—%	(7)(8)(13)(30)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	10/22	10/29	5,324	4,584	5,324	0.5%	(3)(7)(8)(10)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/21	07/27	5,147	5,063	5,147	0.4%	(7)(8)(13)(30)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/25	02/32	17,024	16,820	16,892	1.5%	(7)(8)(13)(30)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 8.7% Cash	02/25	02/32	—	(18)	(12)	—%	(7)(8)(13)(30)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/25	08/32	1,826	1,805	1,797	0.2%	(7)(8)(13)(30)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	08/25	08/32	—	(8)	(12)	—%	(7)(8)(13)(30)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	07/21	07/29	14,366	14,229	14,366	1.3%	(7)(8)(13)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash, 1.0% PIK	12/22	12/29	720	468	596	0.1%	(3)(7)(8)(11)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 1.0% PIK	12/22	12/29	362	234	300	—%	(3)(7)(8)(13)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.0% Cash, 1.0% PIK	12/22	12/29	1,123	690	930	0.1%	(3)(7)(8)(16)
Eurofins Digital Testing International LUX Holding SARL	Subordinated Term Loan	EURIBOR + 7.00%, 9.1% PIK	10/25	12/29	4,147	1,523	—	—%	(3)(7)(8)(10)(26)
Everest Midco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	01/26	01/33	783	792	777	0.1%	(3)(7)(8)(10)
Everest Midco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	01/26	01/33	3,231	3,184	3,191	0.3%	(3)(7)(8)(13)(30)
Everest Midco Limited	Revolver	SOFR + 4.75%, 8.5% Cash	01/26	01/33	—	(8)	(7)	—%	(3)(7)(8)(13)(30)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	04/25	04/32	885	808	832	0.1%	(3)(7)(8)(11)(30)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.3% Cash	04/25	04/32	895	913	883	0.1%	(3)(7)(8)(20)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.8% PIK	04/25	04/32	750	714	740	0.1%	(3)(7)(8)(11)
EZ SMBO Bidco	Subordinated Term Loan	EURIBOR + 8.00%, 10.3% Cash	03/26	04/33	333	332	329	—%	(3)(7)(8)(10)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	04/25	08/31	4,230	4,230	4,230	0.4%	(7)(8)(12)
FSS Buyer LLC	Revolver	SOFR + 4.50%, 8.1% Cash	04/26	08/30	—	—	—	—%	(7)(8)(12)(30)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	8,834	8,776	8,777	0.8%	(7)(8)(14)(30)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	—	(8)	(8)	—%	(7)(8)(14)(30)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.5% Cash	11/21	11/28	7,110	7,064	7,110	0.6%	(7)(8)(13)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 6.75%, 10.5% Cash	11/21	11/27	$—	$(12)	$—	—%	(7)(8)(13)(30)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	12/18	05/27	10,019	9,986	10,019	0.9%	(7)(8)(13)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	05/22	05/29	738	720	680	0.1%	(3)(7)(8)(14)(30)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	05/22	05/29	214	216	205	—%	(3)(7)(8)(16)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.25%, 8.9% Cash	05/22	11/28	35	35	34	—%	(3)(7)(8)(14)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	02/26	02/33	705	722	699	0.1%	(3)(7)(8)(10)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	02/26	02/33	1,652	1,658	1,632	0.1%	(3)(7)(8)(15)(30)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	12/25	11/32	2,508	2,467	2,473	0.2%	(3)(7)(8)(13)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	12/25	11/32	862	834	831	0.1%	(3)(7)(8)(15)(30)
Maia Bidco Limited	Revolver	SONIA + 5.25%, 9.0% Cash	12/25	08/26	—	—	(5)	—%	(3)(7)(8)(15)(30)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/23	09/29	14,852	14,596	14,822	1.3%	(7)(8)(13)(30)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/23	09/29	—	(26)	(3)	—%	(7)(8)(13)(30)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	01/23	01/30	2,734	2,541	2,734	0.2%	(3)(7)(8)(11)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	11/23	11/30	22,037	21,843	21,998	1.9%	(7)(8)(13)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	11/23	11/29	—	(6)	(1)	—%	(7)(8)(13)(30)
ORTEC International Newco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	12/23	12/30	1,045	980	1,045	0.1%	(3)(7)(8)(10)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	12/21	12/29	18,153	18,002	17,971	1.6%	(7)(8)(13)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	12/21	12/29	687	674	669	0.1%	(7)(8)(13)(30)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	10/25	10/31	4,243	4,187	3,972	0.3%	(7)(8)(12)
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.1% Cash	10/25	10/31	—	(10)	(47)	—%	(7)(8)(12)(30)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/21	10/32	13,221	13,162	13,049	1.1%	(7)(8)(13)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	5,767	5,671	5,625	0.5%	(7)(8)(13)(30)
PowerGEM Buyer, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	—	(7)	(12)	—%	(7)(8)(13)(30)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/22	03/28	1,586	1,576	1,577	0.1%	(7)(8)(12)
ProfitOptics, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/22	03/28	—	(3)	(3)	—%	(7)(8)(12)(30)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	81	81	78	—%	(7)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	09/24	09/30	7,670	7,591	7,640	0.7%	(7)(8)(12)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	09/24	09/30	208	187	199	—%	(7)(8)(12)(30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.0% Cash	05/22	05/29	934	855	930	0.1%	(3)(7)(8)(10)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	05/22	05/29	1,411	1,399	1,404	0.1%	(3)(7)(8)(13)
RA Outdoors, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.6% PIK	02/22	06/27	15,815	14,971	7,828	0.7%	(7)(8)(14)(26)(28)
RA Outdoors, LLC	Revolver	SOFR + 6.75%, 10.6% PIK	02/22	06/27	1,512	1,430	749	0.1%	(7)(8)(14)(26)(28)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/31	$13,559	$13,449	$13,423	1.2%	(7)(8)(13)
Saab Purchaser, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/31	—	(18)	(24)	—%	(7)(8)(13)(30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	05/22	05/29	3,653	3,381	3,525	0.3%	(3)(7)(8)(11)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.3% Cash	08/23	05/29	443	443	428	—%	(3)(7)(8)(14)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 7.8% Cash	05/22	05/29	441	445	403	—%	(3)(7)(8)(10)(30)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	07/23	07/30	2,089	1,956	1,717	0.1%	(3)(7)(8)(10)(30)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/26	05/28	2,044	631	783	0.1%	(8)(13)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	05/28	2,872	2,833	1,101	0.1%	(8)(13)
Stage 3 Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	06/26	06/32	2,941	2,886	2,886	0.3%	(7)(8)(12)(30)
Stage 3 Holdco LLC	Revolver	SOFR + 5.50%, 9.1% Cash	06/26	06/32	—	(7)	(7)	—%	(7)(8)(12)(30)
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	10/25	10/32	2,633	2,596	2,602	0.2%	(7)(8)(12)(30)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.50%, 8.1% Cash	10/25	10/32	518	489	493	—%	(7)(8)(12)(30)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/23	10/30	2,275	2,235	2,257	0.2%	(3)(7)(8)(13)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	07/25	03/32	1,706	1,693	1,671	0.1%	(3)(7)(8)(11)(30)
Subtotal High Tech Industries (20.0%)*					248,746	238,783	229,544
Hotel, Gaming, & Leisure
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.6% Cash	11/25	05/31	1,009	1,009	1,009	0.1%	(3)(7)(8)(13)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	05/25	05/31	1,289	1,284	1,289	0.1%	(3)(7)(8)(16)
Subtotal Hotel, Gaming, & Leisure (0.2%)*					2,298	2,293	2,298
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	07/22	07/28	4,716	4,698	4,691	0.4%	(7)(8)(12)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.1% Cash	07/22	07/28	—	(4)	(6)	—%	(7)(8)(12)(30)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.05%, 8.7% Cash	12/21	05/30	4,574	4,538	4,505	0.4%	(7)(8)(13)
Superjet Buyer, LLC	Revolver	SOFR + 5.05%, 8.7% Cash	12/21	05/30	—	(10)	(22)	—%	(7)(8)(13)(30)
Subtotal Media: Advertising, Printing, & Publishing (0.8%)*					9,290	9,222	9,168
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	08/20	08/26	6,923	6,917	6,812	0.6%	(7)(8)(13)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/24	03/29	59	59	53	—%	(8)(13)
Subtotal Media: Broadcasting & Subscription (0.6%)*					6,982	6,976	6,865
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/28	4,996	4,983	4,922	0.4%	(7)(8)(12)
BrightSign LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/21	10/28	—	(3)	(20)	—%	(7)(8)(12)(30)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	05/19	01/28	6,649	6,628	6,649	0.6%	(7)(8)(13)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	04/22	04/29	241	223	232	—%	(3)(7)(8)(10)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	04/22	04/29	1,695	1,649	1,634	0.1%	(3)(7)(8)(15)
London Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/26	07/33	11,488	11,360	11,360	1.0%	(7)(8)(13)(30)
London Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	06/26	07/33	—	(22)	(22)	—%	(7)(8)(13)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.3% Cash	11/20	04/29	$1,739	$1,728	$1,450	0.1%	(3)(7)(8)(16)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	09/23	09/29	6,438	6,319	6,438	0.6%	(7)(8)(12)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.2% Cash	09/23	09/29	—	(18)	—	—%	(7)(8)(12)(30)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/25	04/30	5,158	5,076	5,079	0.4%	(7)(8)(13)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/25	04/30	—	(9)	(9)	—%	(7)(8)(13)(30)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.2% Cash	04/25	04/30	33,528	32,432	32,502	2.8%	(7)(8)(13)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	11/29	15,099	14,879	14,601	1.3%	(7)(8)(13)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	831	810	765	0.1%	(7)(8)(13)(30)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	06/21	06/30	13,201	13,103	13,124	1.1%	(7)(8)(13)
Subtotal Media: Diversified & Production (8.6%)*					101,063	99,138	98,705
Metals & Mining
Arch Global Precision LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	04/19	05/28	8,848	8,848	8,264	0.7%	(7)(8)(13)
Subtotal Metals & Mining (0.7%)*					8,848	8,848	8,264
Services: Business
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	01/25	01/31	6,165	6,073	6,065	0.5%	(7)(8)(12)(30)
Accelevation LLC	Revolver	SOFR + 5.00%, 8.6% Cash	01/25	01/31	—	(10)	(15)	—%	(7)(8)(12)(30)
Acclime Holdings HK Limited	Subordinated Term Loan	15.0% Cash	05/25	04/30	269	265	269	—%	(3)(7)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	03/22	04/28	8,468	8,051	1,566	0.1%	(3)(7)(8)(10)(26)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 4.98%, 7.3% Cash	05/23	05/30	2,313	2,194	2,280	0.2%	(3)(7)(8)(10)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	03/23	03/30	5,364	4,949	5,229	0.5%	(3)(7)(8)(10)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.6% Cash	01/20	01/27	3,392	3,240	3,381	0.3%	(3)(7)(8)(15)
Apex Bidco Limited	Subordinated Senior Unsecured Term Loan	9.0% PIK	01/20	07/27	407	399	406	—%	(3)(7)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/25	11/31	4,763	4,700	4,691	0.4%	(7)(8)(13)(30)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/26	11/31	616	607	608	0.1%	(7)(8)(12)
ARC Interco Purchaser, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	11/25	11/31	—	(13)	(16)	—%	(7)(8)(13)(30)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	11/24	11/31	638	593	623	0.1%	(3)(7)(8)(10)(30)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	12/19	12/26	1,601	1,549	1,559	0.1%	(3)(7)(8)(10)
Auxi International	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	04/21	12/26	889	916	866	0.1%	(3)(7)(8)(15)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 5.6% Cash, 3.3% PIK	04/26	12/32	8,528	8,466	8,464	0.7%	(7)(8)(12)
AWP Group Holdings, Inc.	Revolver	SOFR + 5.25%, 5.6% Cash, 3.3% PIK	04/26	12/32	395	384	384	—%	(7)(8)(12)(30)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	11/21	11/27	4,713	4,690	4,713	0.4%	(7)(8)(12)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	11/21	11/27	—	(2)	—	—%	(7)(8)(12)(30)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	2,165	2,156	2,165	0.2%	(7)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/24	12/30	8,025	7,932	7,952	0.7%	(7)(8)(12)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/24	12/30	—	(21)	(17)	—%	(7)(8)(12)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.7% Cash	02/24	05/27	$10,267	$9,676	$10,267	0.9%	(7)(8)(9)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/21	08/29	4,043	4,027	4,029	0.4%	(7)(8)(13)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 2.80%, 6.7% Cash, 5.0% PIK	12/20	12/28	16,464	16,529	14,785	1.3%	(3)(7)(8)(16)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	12/25	12/32	2,163	2,128	2,132	0.2%	(7)(8)(13)(30)
Broadway Buyer, LLC	Revolver	SOFR + 4.25%, 8.0% Cash	12/25	12/32	116	107	108	—%	(7)(8)(13)(30)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	09/24	09/30	14,691	14,527	14,691	1.3%	(7)(8)(13)(30)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 8.5% Cash	09/24	09/30	—	(27)	—	—%	(7)(8)(13)(30)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	13,443	13,321	13,382	1.2%	(7)(8)(13)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(9)	(7)	—%	(7)(8)(13)(30)
Cherry Bekaert Advisory LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	06/26	06/30	9,335	9,172	9,175	0.8%	(7)(8)(13)(30)
Cherry Bekaert Advisory LLC	Revolver	SOFR + 5.00%, 8.6% Cash	06/26	06/30	980	969	966	0.1%	(7)(8)(13)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/25	08/31	12,231	12,097	12,125	1.1%	(7)(8)(13)
CloudOne Digital Corp.	Revolver	SOFR + 4.75%, 8.4% Cash	08/25	08/31	—	(29)	(24)	—%	(7)(8)(13)(30)
CMT Opco Holding, LLC (Concept Machine)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash, 1.0% PIK	01/20	02/27	4,721	4,711	4,149	0.4%	(7)(8)(13)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	04/22	12/29	10,756	10,661	10,721	0.9%	(7)(8)(13)
Comply365, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	04/22	12/29	293	283	290	—%	(7)(8)(13)(30)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.0% Cash, 0.3% PIK	09/21	09/28	5,477	5,463	5,332	0.5%	(3)(7)(8)(11)(30)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	09/28	6,844	6,756	6,776	0.6%	(7)(8)(13)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	09/28	—	(6)	(4)	—%	(7)(8)(13)(30)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	06/22	06/28	1,000	994	1,000	0.1%	(3)(7)(8)(13)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	837	822	828	0.1%	(7)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	735	723	722	0.1%	(7)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.6% Cash	03/22	03/28	1,723	1,837	1,585	0.1%	(3)(7)(8)(18)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	03/25	03/32	1,087	1,064	1,087	0.1%	(7)(8)(14)(30)
Expert Institute Group Inc.	Revolver	SOFR + 4.25%, 8.0% Cash	03/25	03/32	—	(5)	—	—%	(7)(8)(14)(30)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.85%, 7.1% Cash	07/22	07/29	1,716	1,584	1,711	0.1%	(3)(7)(8)(10)(30)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.3% Cash	10/22	10/29	5,355	4,536	5,136	0.4%	(3)(7)(8)(10)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	03/25	03/30	2,350	2,317	2,321	0.2%	(7)(8)(13)(30)
HS Advisory Buyer LLC	Revolver	SOFR + 4.75%, 8.5% Cash	03/25	03/30	280	273	274	—%	(7)(8)(13)(30)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	3,423	3,262	3,360	0.3%	(3)(7)(8)(15)(30)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	09/24	12/29	8,968	8,911	8,895	0.8%	(7)(8)(13)(30)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	09/24	12/29	803	796	794	0.1%	(7)(8)(13)(30)
IMS Services Enterprises, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/26	04/33	7,661	7,566	7,563	0.7%	(7)(8)(12)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
IMS Services Enterprises, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/26	04/33	$115	$104	$104	—%	(7)(8)(12)(30)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.0% Cash	11/21	11/28	3,005	2,940	2,962	0.3%	(3)(7)(8)(11)
Integrated Precision Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	05/26	05/32	6,914	6,828	6,826	0.6%	(7)(8)(12)(30)
Integrated Precision Systems, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	05/26	05/32	370	358	358	—%	(7)(8)(12)(30)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.4% Cash	08/22	08/29	1,786	1,634	1,675	0.1%	(3)(7)(8)(10)(30)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	10/22	10/29	5,706	4,868	5,661	0.5%	(3)(7)(8)(10)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/30	9,914	9,861	9,868	0.9%	(7)(8)(13)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/30	—	(12)	(12)	—%	(7)(8)(13)(30)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	08/25	09/31	9,073	8,952	8,837	0.8%	(7)(8)(12)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	08/25	09/31	214	203	193	—%	(7)(8)(12)(30)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	04/22	09/27	8,730	8,680	8,268	0.7%	(7)(8)(13)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/24	01/30	3,803	3,753	3,763	0.3%	(7)(8)(12)(30)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/24	01/30	—	(7)	(6)	—%	(7)(8)(12)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	06/24	06/27	5,682	5,658	5,296	0.5%	(7)(8)(13)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	07/21	06/27	4,300	4,282	4,025	0.4%	(7)(8)(13)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	09/25	09/31	3,319	3,271	3,279	0.3%	(7)(8)(13)(30)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	09/25	09/31	—	(5)	(5)	—%	(7)(8)(13)(30)
Nationwide Legal Services, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	05/26	05/32	8,015	7,882	7,881	0.7%	(7)(8)(13)(30)
Nationwide Legal Services, LLC	Revolver	SOFR + 4.50%, 8.1% Cash	05/26	05/32	—	(15)	(15)	—%	(7)(8)(13)(30)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	03/23	04/29	6,203	6,102	5,713	0.5%	(7)(8)(13)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.2% Cash	03/23	04/29	873	857	786	0.1%	(7)(8)(13)(30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash	06/21	06/28	339	357	339	—%	(3)(7)(8)(10)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	06/21	06/28	533	528	533	—%	(3)(7)(8)(13)
Proceed Legal Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/32	9,870	9,743	9,762	0.9%	(7)(8)(13)(30)
Proceed Legal Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/32	—	(4)	(4)	—%	(7)(8)(13)(30)
Qima Finance LTD	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	04/26	07/32	187	189	183	—%	(3)(7)(8)(10)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	07/25	07/32	2,865	2,792	2,792	0.2%	(3)(7)(8)(13)(30)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	4,383	4,368	4,331	0.4%	(7)(8)(13)(30)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(4)	(10)	—%	(7)(8)(13)(30)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	08/20	02/28	11,118	11,068	11,118	1.0%	(7)(8)(14)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	05/25	05/31	12,495	12,367	12,400	1.1%	(7)(8)(13)(30)
RKD Group, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	05/25	05/31	—	(10)	(8)	—%	(7)(8)(13)(30)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/24	10/29	9,062	8,925	8,122	0.7%	(7)(8)(13)(30)
ROI Solutions LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/24	10/29	—	(36)	(260)	—%	(7)(8)(13)(30)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	08/24	08/30	15,646	15,472	15,489	1.4%	(7)(8)(12)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RPX Corporation	Revolver	SOFR + 5.50%, 9.1% Cash	08/24	08/30	$—	$(16)	$(15)	—%	(7)(8)(12)(30)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.8% Cash	12/25	12/32	1,779	1,661	1,729	0.2%	(3)(7)(8)(18)(30)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	09/24	09/31	1,048	1,022	1,048	0.1%	(3)(7)(8)(10)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	10/25	10/32	1,795	1,779	1,767	0.2%	(3)(7)(8)(10)(30)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/26	10/32	45	45	44	—%	(3)(7)(8)(13)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	03/23	03/28	8,584	8,434	8,584	0.7%	(7)(8)(12)(30)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.6% Cash	03/23	03/28	—	(24)	—	—%	(7)(8)(12)(30)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% PIK	12/21	12/28	1,835	1,822	796	0.1%	(7)(8)(14)(26)
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 9.3% PIK	12/21	12/28	349	347	152	—%	(7)(8)(14)(26)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	09/23	09/29	12,781	12,590	12,781	1.1%	(7)(8)(14)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	09/23	09/29	—	(22)	—	—%	(7)(8)(14)(30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/22	05/28	2,618	2,607	2,618	0.2%	(7)(8)(13)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.50%, 8.2% Cash	11/22	05/28	—	(1)	—	—%	(7)(8)(13)(30)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/28	2,500	2,493	2,480	0.2%	(3)(7)(8)(14)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/25	11/32	2,659	2,566	2,598	0.2%	(3)(7)(8)(15)(30)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.4% PIK	07/21	07/28	3,339	3,327	3,339	0.3%	(7)(8)(14)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/22	11/29	1,801	1,534	1,780	0.2%	(3)(7)(8)(15)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	06/24	07/30	1,003	948	993	0.1%	(3)(7)(8)(18)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/22	12/31	20,161	19,968	20,112	1.8%	(7)(8)(13)(30)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/22	12/31	—	(5)	(1)	—%	(7)(8)(13)(30)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	07/21	03/28	4,798	4,795	4,717	0.4%	(7)(8)(12)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	07/24	12/30	749	709	749	0.1%	(3)(7)(8)(10)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.3% Cash	12/23	12/30	1,656	1,497	1,656	0.1%	(3)(7)(8)(21)(30)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	13,297	13,220	13,297	1.2%	(7)(8)(13)(30)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	740	724	740	0.1%	(7)(8)(13)(30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	11/18	06/27	17,846	17,791	17,745	1.5%	(7)(8)(12)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 5.90%, 8.2% Cash	09/20	09/27	1,788	1,808	1,788	0.2%	(3)(7)(8)(10)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 5.90%, 9.6% Cash	02/21	09/27	3,668	3,652	3,668	0.3%	(3)(7)(8)(13)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/24	03/30	13,637	13,449	13,637	1.2%	(7)(8)(14)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/24	03/30	—	(12)	—	—%	(7)(8)(14)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	05/22	05/29	320	305	320	—%	(3)(7)(8)(11)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.0% Cash	05/22	05/29	9,340	8,714	9,340	0.8%	(3)(7)(8)(16)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.00%, 14.7% PIK	05/22	05/29	4,770	4,480	4,727	0.4%	(3)(7)(8)(16)
Subtotal Services: Business (40.8%)*					485,899	476,310	468,775

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Services: Consumer
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/31	$1,215	$1,200	$1,217	0.1%	(7)(8)(13)
Application Boot Camp LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/31	—	(4)	—	—%	(7)(8)(13)(30)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	82	82	83	—%	(7)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.5% Cash, 2.2% PIK	07/22	07/29	984	925	967	0.1%	(3)(7)(8)(11)(30)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.3% Cash	10/20	10/27	6,391	6,195	5,771	0.5%	(3)(7)(8)(10)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% PIK	11/21	11/28	3,430	3,272	—	—%	(3)(7)(8)(10)(26)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	10/23	10/29	4,573	4,507	4,212	0.4%	(7)(8)(12)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.7% Cash	10/23	10/29	199	194	172	—%	(7)(8)(12)(30)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	09/25	09/30	3,435	3,390	3,391	0.3%	(7)(8)(13)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	04/25	04/31	3,245	3,219	3,037	0.3%	(7)(8)(13)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	04/25	04/31	—	(1)	(12)	—%	(7)(8)(13)(30)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/24	02/30	6,885	6,861	6,885	0.6%	(7)(8)(14)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 9.2% Cash	07/22	07/27	2,802	2,777	2,802	0.2%	(3)(7)(8)(18)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 7.5% Cash	07/22	07/27	625	672	625	0.1%	(3)(7)(8)(22)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	11/23	11/29	2,121	2,096	2,070	0.2%	(7)(8)(12)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.1% Cash	11/23	11/29	72	68	64	—%	(7)(8)(12)(30)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	11/23	11/29	2,243	2,081	2,233	0.2%	(3)(7)(8)(18)(30)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	10/21	10/29	12,952	12,901	12,952	1.1%	(7)(8)(13)
Lido Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/26	04/33	4,282	4,241	4,240	0.4%	(7)(8)(13)(30)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	03/24	12/28	207	184	84	—%	(3)(7)(8)(10)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.1% Cash	06/25	12/28	251	255	169	—%	(3)(7)(8)(11)(30)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 8.1% Cash	12/21	06/27	197	173	80	—%	(3)(7)(8)(11)
Panther Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	03/26	12/29	4,151	4,085	4,070	0.4%	(3)(7)(8)(18)(30)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/20	12/26	10,067	10,037	9,991	0.9%	(7)(8)(13)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.1% Cash	09/21	09/29	1,733	1,799	1,674	0.1%	(3)(7)(8)(17)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.3% Cash	03/25	03/32	3,134	2,914	3,121	0.3%	(3)(7)(8)(11)
Subtotal Services: Consumer (6.1%)*					75,276	74,123	69,898
Structured Product
Catawba River Limited	Structured - Junior Note	N/A	10/22	10/31	4,059	3,496	2,217	0.2%	(3)(7)(29)
Magnetite XIX, Limited	Subordinated Notes	SOFR + 8.00%, 11.7% Cash	02/22	04/34	5,250	5,250	4,766	0.4%	(3)(8)(13)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	182	182	181	—%	(3)(7)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	$182	$182	$181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	9,274	9,274	9,137	0.8%	(3)(7)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.4% Cash	03/25	02/32	3,361	3,361	3,428	0.3%	(3)(7)(8)(13)
US Bank National Association Series 2025-2	Structured Note - Class R	SOFR + 7.00%, 10.9% Cash	09/25	08/32	3,431	3,431	3,462	0.3%	(3)(8)(12)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	481	481	469	—%	(3)
Subtotal Structured Product (2.1%)*					26,584	26,021	24,202
Telecommunications
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.25%, 9.6% Cash	08/22	08/29	3,174	3,170	2,991	0.3%	(3)(7)(8)(24)(30)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.3% Cash	12/21	07/29	2,839	2,724	2,839	0.2%	(3)(7)(8)(18)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.3% Cash	09/20	09/27	12,408	11,945	11,949	1.0%	(3)(7)(8)(15)
Subtotal Telecommunications (1.6%)*					18,421	17,839	17,779
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/25	12/31	3,807	3,730	3,807	0.3%	(7)(8)(13)(30)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/25	12/31	627	616	627	0.1%	(7)(8)(13)(30)
Armstrong Transport Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/26	05/33	7,241	7,107	7,107	0.6%	(7)(8)(13)(30)
Armstrong Transport Group, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	06/26	05/33	471	448	448	—%	(7)(8)(13)(30)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/20	12/26	3,994	3,987	3,994	0.3%	(7)(8)(12)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	05/28	4,473	4,451	4,473	0.4%	(7)(8)(13)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.35%, 9.0% Cash	04/22	11/28	6,667	6,589	6,393	0.6%	(3)(7)(8)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.3% Cash	12/21	12/27	11,801	11,683	11,801	1.0%	(7)(8)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	12/21	12/27	782	778	782	0.1%	(7)(8)(13)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.3% Cash	12/21	12/27	226	215	226	—%	(7)(8)(13)(30)
PAS Chassis Holdco LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	01/26	12/32	14,430	14,156	14,163	1.2%	(7)(8)(13)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	12/22	12/28	6,018	5,927	5,711	0.5%	(7)(8)(13)
R1 Holdings, LLC	Revolver	SOFR + 6.75%, 10.4% Cash	12/22	12/28	1,854	1,823	1,748	0.2%	(7)(8)(13)(30)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% PIK	11/24	05/30	2,912	2,912	1,791	0.2%	(7)(8)(13)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 4.7% Cash, 9.5% PIK	11/25	11/29	385	385	385	—%	(7)(8)(13)(30)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 13.7% PIK	11/24	11/29	1,190	1,176	1,190	0.1%	(7)(8)(13)
Transportation Insight, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% Cash, 7.0% PIK	12/25	01/29	4,105	4,105	4,105	0.4%	(7)(8)(13)
Transportation Insight, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	12/25	01/29	641	584	641	0.1%	(7)(8)(13)(30)
Subtotal Transportation: Cargo (6.1%)*					71,624	70,672	69,392
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	08/30	2,254	2,254	2,230	0.2%	(7)(8)(13)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	2,279	2,279	2,256	0.2%	(7)(8)(13)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	2,279	2,279	2,256	0.2%	(7)(8)(13)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	$2,476	$2,458	$2,431	0.2%	(7)(8)(13)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	2,476	2,458	2,431	0.2%	(7)(8)(13)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	2,476	2,458	2,431	0.2%	(7)(8)(13)
International Fleet Financing No.2 B.V.	Revolver	10.5% Cash	07/25	06/27	8,849	8,962	8,813	0.8%	(3)(7)(30)
Subtotal Transportation: Consumer (2.0%)*					23,089	23,148	22,848
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	08/25	08/31	5,407	5,336	5,202	0.5%	(7)(8)(13)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	08/25	08/31	165	157	140	—%	(7)(8)(13)(30)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	2,714	2,567	2,709	0.2%	(7)
Prime Power Solutions, LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	05/26	10/31	15,000	14,708	14,700	1.3%	(7)(8)(13)
Subtotal Utilities: Electric (2.0%)*					23,286	22,768	22,751
Subtotal Debt Investments (157.7%)*					1,892,699	1,848,561	1,807,260
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	LLC Units		04/25		18,151.3	$18	$16	—%	(7)(29)
Accurus Aerospace Corporation	Common Stock		04/22		437,623.3	438	381	—%	(7)(29)
Balaena Maritime (UK) Limited	Warrants		06/26		209,427.5	—	—	—%	(3)(7)(29)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	393	—%	(7)(29)
GB Eagle Buyer, Inc.	Partnership Units		12/22		687	687	6,371	0.6%	(29)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		205	21	—	—%	(7)(29)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		1,842	184	201	—%	(7)(29)
Surface Finishing Technologies Inc.	Common Stock		04/26		192,455	192	192	—%	(7)(29)
Whitcraft Holdings, Inc.	LP Units		02/23		63,087.1	631	1,527	0.1%	(7)(29)
Subtotal Aerospace & Defense (0.8%)*						2,296	9,081
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	409	—%	(7)(29)
Randys Holdings, Inc.	Common Stock		11/22		5,333	533	654	0.1%	(7)(29)
Recon Buyer LLC	LLC Units		11/25		116.2	116	123	—%	(7)(29)
SPATCO Energy Solutions, LLC	Common Stock		07/24		285,839	287	249	—%	(7)(29)
SVI International LLC	LLC Units		03/24		207,921	208	356	—%	(7)
Velocity Pooling Vehicle, LLC	Common Stock		02/22		4,676	60	2	—%	(7)(29)
Velocity Pooling Vehicle, LLC	Warrants		02/22		5,591	72	3	—%	(7)(29)
Subtotal Automotive (0.2%)*						1,731	1,796
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		279,230	3,341	2,946	0.3%	(29)
Aegros Holdco 2 Ltd	Common Stock		05/25		889,464	12	590	0.1%	(3)(7)(29)
Bishop Street Underwriters, LLC	LLC Units		07/25		188,809.2	287	272	—%	(7)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		732,019	2,700	2,694	0.2%	(7)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Credit Key Funding II LLC	Warrants		12/25		862,753	$—	$17	—%	(7)(29)
ERS Holdings, LLC	LLC Units		01/26		45,975	46	42	—%	(7)(29)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		3,422,190	3,422	4,004	0.3%	(3)(7)(29)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		2,828,286	1,031	1,527	0.1%	(3)(7)
ICREDITWORKS LLC	Preferred Stock	17.5% PIK	03/25		59,462.7	11,812	11,504	1.0%	(7)
ICREDITWORKS LLC	Warrants		03/25		23,692.2	—	—	—%	(7)(29)
Pinion Holdings Limited	Preferred Stock	10.0% PIK	02/26		288,816.1	289	289	—%	(3)(7)
Resolute Investment Managers, Inc.	Common Stock		03/24		51,428	—	—	—%	(7)(29)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,692	0.4%	(3)(7)(29)
Subtotal Banking, Finance, Insurance, & Real Estate (2.5%)*						24,140	28,577
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	—	1,779	0.2%	(7)(29)
GMF Parent, Inc.	LLC Units		12/25		138	138	113	—%	(7)(29)
Woodland Foods, LLC	Common Stock		12/21		1,663.30	1,663	1,962	0.2%	(7)(29)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		364.00	572	664	0.1%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		94.60	158	158	—%	(7)
Subtotal Beverage, Food, & Tobacco (0.4%)*						2,531	4,676
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		346.9	347	463	—%	(7)(29)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,409	741	1,938	0.2%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		281	281	—	—%	(7)(29)
Process Insights Acquisition, Inc.	Class A Preferred Stock	12.0% PIK	05/26		28.84	17	17	—%	(7)
Rapid Buyer LLC	LLC Units		10/24		533	533	530	—%	(7)(29)
TAPCO Buyer LLC	LLC Units		11/24		339	364	438	—%	(7)
Subtotal Capital Equipment (0.3%)*						2,283	3,386
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	103	—%	(7)(29)
Aptus 1829. GmbH	Preferred Stock		09/21		13	120	58	—%	(3)(7)(29)
Aptus 1829. GmbH	Common Stock		09/21		48	12	—	—%	(3)(7)(29)
Polymer Solutions Group Holdings, LLC	Common Stock		02/22		74	—	—	—%	(7)(29)
Subtotal Chemicals, Plastics, & Rubber (—%)*						220	161
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		1,004,467	1,004	1,205	0.1%	(7)(29)
Subtotal Construction & Building (0.1%)*						1,004	1,205
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(29)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(29)
DecksDirect, LLC	Preferred Stock		03/25		9.5	11	—	—%	(7)(29)
Lifestyle Intermediate II, LLC	Class A Common Units		01/25		16,173.0	—	—	—%	(7)(28)(29)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		202,393.6	202	229	—%	(7)(29)
RTIC Subsidiary Holdings, LLC	Class A Preferred Stock		02/22		145.347	4	—	—%	(7)(29)
RTIC Subsidiary Holdings, LLC	Class B Preferred Stock		02/22		145.347	—	—	—%	(7)(29)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
RTIC Subsidiary Holdings, LLC	Class C Preferred Stock		02/22		7,844.03	$450	$24	—%	(7)(29)
RTIC Subsidiary Holdings, LLC	Common Stock		02/22		153	—	—	—%	(7)(29)
Serta Simmons Bedding LLC	Common Stock		06/23		109,127	1,630	855	0.1%	(29)
Team Air Distributing, LLC	Preferred Stock		06/26		48,431.3	48	48	—%	(7)(29)
Team Air Distributing, LLC	Preferred Stock		03/26		88,888.9	93	—	—%	(7)(29)
Team Air Distributing, LLC	Partnership Equity		05/23		526,326.5	523	—	—%	(7)(29)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	—	—%	(7)(29)
Subtotal Consumer goods: Durable (0.1%)*						3,302	1,156
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		233	233	267	—%	(7)(29)
Ice House America, L.L.C.	LLC Units		01/24		2,892.5	289	195	—%	(7)(29)
Safety Products Holdings, LLC	Preferred Stock		12/20		378.7	380	602	0.1%	(7)(29)
Subtotal Consumer goods: Non-durable (0.1%)*						902	1,064
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	550	—%	(7)
Five Star Holding LLC	LLC Units		05/22		966.99	967	720	0.1%	(7)(29)
Subtotal Containers, Packaging, & Glass (0.1%)*						1,244	1,270
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	3,030	0.3%	(7)
Subtotal Energy: Oil & Gas (0.3%)*						2,799	3,030
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		14,618	18,632	16,984	1.5%	(7)
Subtotal Environmental Industries (1.5%)*						18,632	16,984
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,625	0.2%	(3)(7)(29)
Amalfi Midco	Warrants		09/22		380,385	4	1,247	0.1%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(29)
Canadian Orthodontic Partners Corp.	Common Stock		08/24		14.37	—	—	—%	(3)(7)(29)
Forest Buyer, LLC	Class A LLC Units		03/24		122	122	124	—%	(7)
Forest Buyer, LLC	Class B LLC Units		03/24		122	—	54	—%	(7)(29)
GCDL LLC	Common Stock		08/24		243,243.24	243	306	—%	(7)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(29)
HemaSource, Inc.	Common Stock		08/23		101,080	101	156	—%	(7)(29)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	204	—%	(3)(7)(29)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	205	—%	(7)(29)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	12/24		1,229.1	13	39	—%	(7)
SCP Medical Products, LLC.	LLC Units		06/25		393.3	53	44	—%	(7)(29)
TA KHP Aggregator, L.P.	Common Stock		06/25		47,209.6	52	78	—%	(7)(29)
Unosquare, LLC	LLC Units		06/25		260,817.7	261	143	—%	(7)(29)
VB Spine Intermediary II LLC	LLC Units		04/25		767,670.7	—	—	—%	(7)(29)
Subtotal Healthcare & Pharmaceuticals (0.5%)*						2,824	5,225

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		464	$1	$—	—%	(3)(7)(29)
Argus Bidco Limited	Class B Common Stock		04/26		2,527	3	3	—%	(3)(7)(29)
Argus Bidco Limited	Ordinary Shares		04/26		30	—	—	—%	(3)(7)(29)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		41,560	70	18	—%	(3)(7)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		41,560	70	18	—%	(3)(7)
CH Buyer, LLC	LLC Units		05/25		685	69	72	—%	(7)(29)
Command Alkon (Project Potter Buyer, LLC)	Class B Partnership Units		04/20		33,324.70	—	163	—%	(7)(29)
CW Group Holdings, LLC	LLC Units		01/21		161,290.32	161	487	—%	(7)(29)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		243,081.0	—	—	—%	(3)(7)(29)
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		351,478.0	—	—	—%	(3)(7)(29)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock		03/22		6,582.7	11,438	485	—%	(7)(29)
FSS Buyer LLC	LP Interest		08/21		1,160.9	12	14	—%	(7)(29)
FSS Buyer LLC	LP Units		08/21		5,104.3	51	63	—%	(7)(29)
NAW Buyer LLC	LLC Units		09/23		472,512	473	666	0.1%	(7)(29)
OSP Hamilton Purchaser, LLC	LP Units		07/22		173,749	174	184	—%	(7)(29)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		13.9	14	28	—%	(7)(29)
ProfitOptics, LLC	LLC Units		03/22		241,935.48	161	448	—%	(7)(29)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,357.5	236	331	—%	(7)(29)
Subtotal High Tech Industries (0.3%)*						12,933	2,980
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		8,717.76	280	238	—%	(7)(29)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		2,248.46	72	61	—%	(7)(29)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		8,717.76	9	—	—%	(7)(29)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		2,248.46	2	—	—%	(7)(29)
ASC Communications, LLC	Class A Units		07/22		25,718.20	539	971	0.1%	(7)
Subtotal Media: Advertising, Printing, & Publishing (0.1%)*						902	1,270
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		676,881.00	677	1,597	0.1%	(7)(29)
Subtotal Media: Broadcasting & Subscription (0.1%)*						677	1,597
Media: Diversified & Production
BrightSign LLC	LLC Units		10/21		1,107,492.71	1,107	1,484	0.1%	(7)
Rock Labor LLC	LLC Units		09/23		233,871	1,252	1,057	0.1%	(7)(29)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	248	—%	(7)(29)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	594	0.1%	(7)(29)
Subtotal Media: Diversified & Production (0.3%)*						3,039	3,383
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		121,550.0	128	129	—%	(7)(29)
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	340	—%	(7)(29)
Broadway Buyer, LLC	LLC Units		12/25		312,055.0	312	387	—%	(7)(29)
CGI Parent, LLC	Preferred Stock		02/22		657	722	1,647	0.1%	(7)(29)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
CMT Opco Holding, LLC (Concept Machine)	LLC Units		09/23		12,634.8	$506	$—	—%	(7)(29)
Coyo Uprising GmbH	Class A Units		09/21		440	205	242	—%	(3)(7)(29)
Coyo Uprising GmbH	Class B Units		09/21		191	446	300	—%	(3)(7)(29)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.20	192	237	—%	(7)(29)
EFC International	Common Stock		03/23		163.83	231	212	—%	(7)(29)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	356	—%	(7)(29)
IMS Services Enterprises, LLC	LLC Units		04/26		294	294	295	—%	(7)(29)
LeadsOnline, LLC	LLC Units		02/22		81,739	85	177	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		66	68	85	—%	(7)(29)
MC Group Ventures Corporation	Partnership Units		06/21		746.66	747	435	—%	(7)(29)
MIV Buyer, LLC	LLC Units		09/25		1,007.4	101	96	—%	(7)(29)
NF Holdco, LLC	LLC Units		03/23		639,510	659	115	—%	(7)(29)
Recovery Point Systems, Inc.	Partnership Equity		03/21		187,235	187	112	—%	(7)(29)
SmartShift Group, Inc.	Common Stock		09/23		275	275	562	—%	(7)(29)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		1,589	50	78	—%	(7)(29)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	40	—%	(7)(29)
Xeinadin Bidco Limited	Common Stock		05/22		45,665,825	565	1,212	0.1%	(3)(7)(29)
Subtotal Services: Business (0.6%)*						6,158	7,057
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		234,751.8	235	300	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		637,677.11	638	861	0.1%	(7)(29)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,592	—	—	—%	(3)(7)(29)
Subtotal Services: Consumer (0.1%)*						873	1,161
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	73	—%	(3)(7)(29)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(7)(29)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	12,225	10,303	0.9%	(7)
Subtotal Telecommunications (0.9%)*						12,336	10,376
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		530.92	531	966	0.1%	(7)(29)
FragilePak LLC	Partnership Units		05/21		937.5	938	676	0.1%	(7)(29)
ITI Intermodal, Inc.	Common Stock		01/22		7,500.4	750	947	0.1%	(7)(29)
REP SEKO MERGER SUB LLC	Common Stock		11/24		1,231	5,403	—	—%	(7)(29)
Transportation Insight, LLC	Class A Common Units		01/26		14.51	—	—	—%	(7)(29)
Transportation Insight, LLC	Class A Preferred Units		01/26		20.04	3,099	3,688	0.3%	(7)(29)
Subtotal Transportation: Cargo (0.5%)*						10,721	6,277
Subtotal Equity Investments (9.8%)*						111,547	111,712

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			$1,237	$1,459	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						1,237	1,459
Subtotal Royalty Rights (0.1%)*						1,237	1,459
Subtotal Non-Control / Non-Affiliate Investments (167.6%)*						1,961,345	1,920,431

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$16,144	$16,144	$16,143	1.4%	(7)
Subtotal Aerospace & Defense (1.4%)*					16,144	16,144	16,143
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	First Lien Senior Secured Term Loan	SOFR + 6.60%, 10.2% Cash	05/26	02/29	3,333	3,333	3,333	0.3%	(7)(8)(12)(30)
Eclipse Business Capital, LLC	Revolver	SOFR + 6.60%, 10.2% Cash	07/21	02/29	12,879	12,830	12,879	1.1%	(7)(8)(12)(30)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,530	4,546	0.4%	(7)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 4.0% PIK	12/21	06/28	55,440	55,054	49,896	4.4%	(7)(8)(13)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	11/25	11/30	12,190	11,952	11,930	1.0%	(7)(8)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (7.3%)*					88,387	87,699	82,584
Construction & Building
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	05/26	12/29	4,656	4,656	4,656	0.4%	(7)(8)(13)
EMI Porta Holdco LLC	Revolver	SOFR + 5.50%, 9.1% Cash	05/26	11/29	—	—	—	—%	(7)(8)(13)(30)
Subtotal Construction & Building (0.4%)*					4,656	4,656	4,656
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	12/23	12/28	8,722	8,722	8,578	0.7%	(7)(8)(13)
Subtotal Chemicals, Plastics, & Rubber (0.7%)*					8,722	8,722	8,578
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% PIK	12/22	12/29	2,993	2,537	1,312	0.1%	(3)(7)(8)(11)(26)
Subtotal Healthcare & Pharmaceuticals (0.1%)*					2,993	2,537	1,312
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	16,620	15,848	16,001	1.4%	(7)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	7,662	7,379	7,377	0.6%	(7)
Subtotal Hotel, Gaming, & Leisure (2.1%)*					24,282	23,227	23,378
Services: Business
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	03/29	2,665	2,150	2,663	0.2%	(3)(7)(8)(16)
Subtotal Services: Business (0.2%)*					2,665	2,150	2,663
Subtotal Debt Investments (12.2%)*					147,849	145,135	139,314
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		5,381,304.8	$3,250	$5,003	0.4%	(7)
Subtotal Aerospace & Defense (0.4%)*						3,250	5,003

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		89,447,396	$93,052	$139,539	12.2%	(7)
Policy Services Company, LLC	Class A Units		04/26		251.4	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class A		12/21		2.5582	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class B		12/21		0.8634	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0888	—	—	—%	(7)(29)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2471	—	—	—%	(7)(29)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.7% Cash	02/23		71,000	89,041	89,041	7.8%	(7)(13)
Rocade Holdings LLC	Common LP Units		02/23		23.8	—	4,687	0.4%	(7)
Subtotal Banking, Finance, Insurance, & Real Estate (20.4%)*						182,093	233,267
Construction & Building
EMI Porta Holdco LLC	Common Stock		05/26		6,017,772	3,005	2,948	0.3%	(7)(29)
EMI Porta Holdco LLC	Preferred Stock	12.0% PIK	05/26		2,322,860	2,324	2,369	0.2%	(7)
Subtotal Construction & Building (0.5%)*						5,329	5,317
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		1,243,071	12,177	10,355	0.9%	(7)(29)
Subtotal Chemicals, Plastics, & Rubber (0.9%)*						12,177	10,355
Healthcare & Pharmaceuticals
Biolam Group	Ordinary Shares		05/25		42,639,498	—	—	—%	(3)(7)(29)
Subtotal Healthcare & Pharmaceuticals (—%)*						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		3,518,097	16,495	20,546	1.8%	(7)(29)
Subtotal Hotel, Gaming, & Leisure (1.8%)*						16,495	20,546
Investment Funds & Vehicles
Jocassee Partners LLC	9.1% Member Interest		06/19			35,158	33,180	2.9%	(3)(25)
Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest		02/22			11,532	—	—%	(3)(25)(29)
Thompson Rivers LLC	16.0% Member Interest		06/20			18,424	2,710	0.2%	(25)(29)
Waccamaw River LLC	20% Member Interest		02/21			12,664	76	—%	(3)(25)(29)
Subtotal Investment Funds & Vehicles (3.1%)*						77,778	35,966
Services: Business
Zeppelin Bidco Limited	Ordinary Shares		08/25		879	—	—	—%	(3)(7)(29)
Subtotal Services: Business (—%)*						—	—
Subtotal Equity Investments (27.1%)*						297,122	310,454
Subtotal Affiliate Investments (39.3%)*						442,257	449,768
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Automotive
MVC Automotive Group GmbH	First Lien Senior Secured Term Loan	7.7% Cash	06/26	01/28	$3,087	$3,100	$3,087	0.3%	(3)(7)
MVC Automotive Group GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.65%, 9.9% Cash	01/26	01/28	1,715	1,785	1,716	0.1%	(3)(7)(8)(10)
Subtotal Automotive (0.4%)*					4,802	4,885	4,803
Capital Equipment
Security Holdings B.V.	Bridge Loan	5.0% PIK	12/20	06/27	7,173	7,173	7,173	0.6%	(3)(7)
Security Holdings B.V.	Revolver	6.0% PIK	09/23	12/27	10,984	10,988	10,984	1.0%	(3)(7)(30)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Security Holdings B.V.	Senior Unsecured Term Loan	15.0% PIK	04/21	04/29	$3,050	$3,045	$3,049	0.3%	(3)(7)
Security Holdings B.V.	Senior Subordinated Term Loan	3.1% PIK	12/20	06/27	11,748	11,747	11,747	1.0%	(3)(7)
Subtotal Capital Equipment (2.9%)*					32,955	32,953	32,953
Subtotal Debt Investments (3.3%)*					37,757	37,838	37,756
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Automotive
MVC Automotive Group GmbH	Common Equity Interest		12/20		25,404	$23,173	$8,447	0.7%	(3)(7)(29)
Subtotal Automotive (0.7%)*						23,173	8,447
Capital Equipment
Security Holdings B.V.	Common Stock Series A		02/22		17,100	560	447	—%	(3)(7)(29)
Security Holdings B.V.	Common Stock Series B		12/20		1,236	35,192	41,741	3.6%	(3)(7)(29)
Subtotal Capital Equipment (3.7%)*						35,752	42,188
Subtotal Equity Investments (4.4%)*						58,925	50,635
Subtotal Control Investments (7.7%)*						96,763	88,391
Total Investments, June 30, 2026 (214.6%)*						$2,500,365	$2,458,590

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$(1,223)	February 2029 Notes	$(1,223)
Interest rate swap (See Note 5)	5.20%	SOFR + 2.059%	9/15/2028	$300,000	$(5,619)	September 2028 Notes	(5,619)
Total Interest Rate Swaps, June 30, 2026							$(6,842)

Credit Support Agreement:
Description	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
New Sierra Credit Support Agreement(a)(b)(c)	Barings LLC	04/01/32	$10,995	$1,329	$—

Total Credit Support Agreement, June 30, 2026			$10,995	$1,329	$—
(a)     The New Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) covers investments in two portfolio companies acquired by Barings BDC, Inc. (the “Company”) from Sierra Income Corporation (“Sierra”) in connection with the Sierra Merger (as defined in “Note 2. Agreements and Related Party Transactions”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification of such investments (the “New Sierra Reference Portfolio”). Each investment that is included in the New Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (28).
(b)      The Company and Barings LLC (“Barings” or the “Adviser”) entered into the New Sierra Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $11.0 million.
(c) Settlement Date means the earlier of (1) April 1, 2032 or (2) the date on which the entire New Sierra Reference Portfolio has been realized or written off.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$4,000	$2,795	HSBC Bank USA	09/29/26	$(29)
Foreign currency forward contract (AUD)	$46,040	A$65,646	HSBC Bank USA	09/29/26	631
Foreign currency forward contract (CAD)	$2,170	C$3,051	HSBC Bank USA	09/29/26	11
Foreign currency forward contract (DKK)	$524	3,396kr.	Bank of America, N.A.	09/29/26	2
Foreign currency forward contract (EUR)	$110,504	€95,917	HSBC Bank USA	09/29/26	436
Foreign currency forward contract (EUR)	$1,492	€1,300	BNP Paribas SA	09/29/26	—
Foreign currency forward contract (NZD)	$3,292	NZ$5,683	HSBC Bank USA	09/29/26	50
Foreign currency forward contract (NOK)	$3,797	36,906kr	HSBC Bank USA	09/29/26	72
Foreign currency forward contract (GBP)	$137,615	£103,934	HSBC Bank USA	09/29/26	(332)
Foreign currency forward contract (SEK)	$2,011	19,103kr	BNP Paribas SA	09/29/26	28
Foreign currency forward contract (CHF)	$5,667	4,502Fr.	HSBC Bank USA	09/29/26	32
Total Foreign Currency Forward Contracts, June 30, 2026					$901

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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of June 30, 2026 represented 214.6% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 22.1% of total investments at fair value as of June 30, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)In accordance with the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns at least 5% but not more than 25% of the portfolio company’s outstanding voting securities and does not otherwise control (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended June 30, 2026 were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam(d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.6% PIK)(e)	$1,731	$—	$—	$—	$(419)	$1,312	$—
	Ordinary Shares (42,639,498 shares)	—	—	—	—	—	—	—
		1,731	—	—	—	(419)	1,312	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 11.7% Cash)	8,463	43	—	—	72	8,578	512
	Common Stock (1,243,071 shares)	8,925	—	—	—	1,430	10,355	—
		17,388	43	—	—	1,502	18,933	512

Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	15,891	55	—	—	55	16,001	714
	Subordinated Term Loan (8.0% Cash)	7,327	20	—	—	30	7,377	324
	LLC Units (3,518,097 units)	19,983	—	—	—	563	20,546	—
		43,201	75	—	—	648	43,924	1,038

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Eclipse Business Capital, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 6.60%, 10.2% Cash)	$—	$3,333	$—	$—	$—	$3,333	$33
	Revolver (SOFR + 6.60%, 10.2% Cash)	9,909	27,736	(24,757)	—	(9)	12,879	501
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,546	4	—	—	(4)	4,546	176
	LLC units (89,447,396 units)	139,539	—	—	—	—	139,539	8,067
		153,994	31,073	(24,757)	—	(13)	160,297	8,777

EMI Porta Holdco LLC(d)	First Lien Senior Secured Term Loan (SOFR + 5.50%, 9.1% Cash)	—	4,656	—	—	—	4,656	59
	Revolver (SOFR + 5.50%, 9.1% Cash)	—	127	(127)	—	—	—	2
	Preferred Stock (2,322,860 shares) (12.0% PIK)	—	2,323	—	—	46	2,369	—
	Common Stock (6,017,772 shares)	—	3,004	—	—	(56)	2,948	—
		—	10,110	(127)	—	(10)	9,973	61

Jocassee Partners LLC	9.1% Member Interest	37,986	—	—	—	(4,806)	33,180	5,709
		37,986	—	—	—	(4,806)	33,180	5,709

Policy Services(d)	First Lien Senior Secured Term Loan (SOFR + 6.00%, 9.9% Cash, 4.0% PIK)	—	50,122	—	—	(226)	49,896	1,995
	Class A Units (251.4 units)	—	—	—	—	—	—	—
	Warrants - Class A (2.5582 units)	—	—	—	—	—	—	—
	Warrants - Class B (0.8634 units)	—	—	—	—	—	—	—
	Warrants - Class CC (0.0888 units)	—	—	—	—	—	—	—
	Warrants - Class D (0.2471 units)	—		—	—	—	—	—
		—	50,122	—	—	(226)	49,896	1,995

Rocade Holdings LLC(d)	Second Lien Senior Secured Term Loan (SOFR + 8.00%, 11.7% Cash)	2,667	9,282	—	—	(19)	11,930	329
	Preferred LP Units (71,000 units) (SOFR + 6.00%, 9.7% Cash)	89,450	4,270	(4,681)	—	2	89,041	4,270
	Common LP Units (23.8 units)	3,596	—	—	—	1,091	4,687	1,236
		95,713	13,552	(4,681)	—	1,074	105,658	5,835

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	16,404	—	(16,437)	—	33	—	223
		16,404	—	(16,437)	—	33	—	223

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	16,020	123	—	—	—	16,143	971
	LLC Units (5,381,304.8 units)	5,339	41	(2,140)	—	1,763	5,003	1,899
		21,359	164	(2,140)	—	1,763	21,146	2,870

Thompson Rivers LLC	16.0% Member Interest	4,271	—	(1,598)	—	37	2,710	—
		4,271	—	(1,598)	—	37	2,710	—

Waccamaw River LLC	20% Member Interest	4,489	—	(4,406)	—	(7)	76	161
		4,489	—	(4,406)	—	(7)	76	161

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Zeppelin Bidco Limited(d)	First Lien Senior Secured Term Loan (SONIA + 6.50%, 10.2% Cash)	$2,565	$140	$—	$—	$(42)	$2,663	$139
	Ordinary Shares (879 shares)	82	—	—	—	(82)	—	—
		2,647	140	—	—	(124)	2,663	139

Total Affiliate Investments		$399,183	$105,279	$(54,146)	$—	$(548)	$449,768	$27,320
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
(e) Non-accrual investment

(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2026 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
MVC Automotive Group GmbH(d)	First Lien Senior Secured Term Loan (EURIBOR + 7.65%, 9.9% Cash)	$—	$5,582	$(3,733)	$(63)	$(70)	$1,716	$155
	First Lien Senior Secured Term Loan (7.7% Cash)	—	3,100	—	—	(13)	3,087	27
	Common Equity Interest (25,404 Shares)	14,143	—	—	—	(5,696)	8,447	—
		14,143	8,682	(3,733)	(63)	(5,779)	13,250	182

Security Holdings B.V(d)	Bridge Loan (5.0% PIK)	6,997	176	—	—	—	7,173	176
	Revolver (6.0% PIK)	6,225	5,179	—	(6)	(414)	10,984	279
	Senior Subordinated Term Loan (3.1% PIK)	11,565	182	—	—	—	11,747	182
	Senior Unsecured Term Loan (15.0% PIK)	2,909	218	—	—	(78)	3,049	226
	Common Stock Series A (17,100 shares)	436	—	—	—	11	447	—
	Common Stock Series B (1,236 shares)	40,702	—	—	—	1,039	41,741	—
		68,834	5,755	—	(6)	558	75,141	863

Total Control Investments		$82,977	$14,437	$(3,733)	$(69)	$(5,221)	$88,391	$1,045
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2026 was 2.20100%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2026 was 2.32400%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2026 was 2.56800%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2026 was 3.65197%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2026 was 3.73372%.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2026 was 3.84940%.
(15)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2026 was 3.74700%.
(16)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2026 was 3.76300%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2026 was 4.31030%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2026 was 4.46150%.
(19)The interest rate on these loans is subject to 1 Month CORRA, which as of June 30, 2026 was 2.27952%.
(20)The interest rate on these loans is subject to 3 Month CORRA, which as of June 30, 2026 was 2.34000%.
(21)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2026 was 1.97200%.
(22)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2026 was 2.68000%.
(23)The interest rate on these loans is subject to 3 Month SARON, which as of June 30, 2026 was -0.04220%
(24)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2026 was 4.36000%.
(25)Portfolio company does not issue shares or units; member interest is based on commitments.
(26)Non-accrual investment.
(27)Payment-in-kind (“PIK”) non-accrual investment..
(28)Investment was purchased as part of the Sierra Merger and is part of the New Sierra Reference Portfolio for purposes of the New Sierra Credit Support Agreement.
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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.7% Cash	06/22	10/28	$1,019	$1,019	$1,012	0.1%	(3)(7)(8)(13)
G-3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	10/25	10/31	11,905	11,672	11,667	1.0%	(7)(8)(13)
Polymer Solutions Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% PIK	02/22	10/26	994	994	364	—%	(7)(8)(13)(26)(28)
Subtotal Chemicals, Plastics, & Rubber (2.1%)*					25,123	24,304	24,137
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/24	08/30	8,077	7,985	7,988	0.7%	(7)(8)(12)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	08/24	08/30	—	(32)	(33)	—%	(7)(8)(12)(30)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/21	12/27	12,032	11,942	10,985	0.9%	(7)(8)(13)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 9.6% Cash	12/21	12/27	771	752	513	—%	(7)(8)(13)(30)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/25	09/31	7,710	7,602	7,609	0.7%	(7)(8)(13)(30)
GMES LLC	Revolver	SOFR + 5.25%, 8.9% Cash	09/25	09/31	102	90	90	—%	(7)(8)(13)(30)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	05/25	09/27	3,225	3,199	3,199	0.3%	(7)(8)(13)(30)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	05/25	09/27	—	(5)	(5)	—%	(7)(8)(13)(30)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/21	08/27	268	267	268	—%	(7)(8)(12)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	2,933	2,933	2,933	0.3%	(7)
Subtotal Construction & Building (2.9%)*					35,118	34,733	33,547
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.4% Cash, 0.3% PIK	12/21	12/28	1,490	1,480	988	0.1%	(7)(8)(13)
DecksDirect, LLC	Revolver	SOFR + 6.25%, 10.2% Cash	12/21	12/28	296	294	168	—%	(7)(8)(13)(30)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.75%, 12.6% Cash	10/23	10/28	12,474	12,244	12,474	1.1%	(7)(8)(13)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.5% Cash	07/22	01/26	11,091	11,086	10,394	0.9%	(7)(8)(13)(30)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.5% Cash	07/22	01/26	—	(1)	(72)	—%	(7)(8)(13)(30)
Lifestyle Intermediate II, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.9% Cash	02/22	12/27	2,895	2,895	2,094	0.2%	(7)(8)(13)(28)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/25	03/29	7,291	7,231	7,218	0.6%	(7)(8)(13)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	03/25	03/29	—	(7)	(9)	—%	(7)(8)(13)(30)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	11/21	11/27	4,660	4,622	4,609	0.4%	(7)(8)(13)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	756	745	717	0.1%	(7)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	297	295	269	—%	(7)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	03/22	09/30	4,193	4,098	4,013	0.3%	(3)(7)(8)(16)
Subtotal Consumer goods: Durable (3.7%)*					45,443	44,982	42,863
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	02/21	02/28	8,221	8,182	8,188	0.7%	(3)(7)(8)(11)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	02/24	02/30	6,009	5,905	5,953	0.5%	(7)(8)(14)(30)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.1% Cash	02/24	02/30	—	(15)	(8)	—%	(7)(8)(14)(30)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.0% Cash	04/24	04/29	925	827	862	0.1%	(3)(7)(8)(16)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.5% Cash	04/24	04/29	3,162	3,010	3,209	0.3%	(3)(8)(12)

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	$13,020	$12,959	$13,020	1.1%	(7)(8)(14)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	06/25	12/28	93	92	63	—%	(3)(7)(8)(11)(30)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 7.6% Cash	12/21	06/27	187	157	146	—%	(3)(7)(8)(10)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	03/24	12/28	213	184	166	—%	(3)(7)(8)(10)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/20	12/26	10,113	10,050	10,012	0.9%	(7)(8)(14)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.6% Cash	09/21	09/26	1,839	1,981	1,829	0.2%	(3)(7)(8)(17)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.2% Cash	03/25	03/32	3,219	2,909	3,163	0.3%	(3)(7)(8)(10)
Subtotal Services: Consumer (5.5%)*					67,565	66,240	63,439
Structured Product
AMMC CLO 22, Limited Series 2018-22A	Subordinated Structured Notes	Residual Interest, current yield —%	02/22	04/31	7,222	381	—	—%	(3)(7)(28)(29)
Apidos CLO XXIV, Series 2016-24A	Subordinated Structured Notes	Residual Interest, current yield —%	02/22	07/27	18,358	3,464	2,755	0.2%	(3)(28)
Catawba River Limited	Structured - Junior Note	N/A	10/22	10/31	4,598	3,900	1,868	0.2%	(3)(7)(29)
Dryden 49 Senior Loan Fund, Series 2017-49A	Subordinated Structured Notes	Residual Interest, current yield 0.00%	02/22	07/30	17,233	2,043	2	—%	(3)(28)(29)
Magnetite XIX, Limited	Subordinated Notes	SOFR + 8.00%, 11.9% Cash	02/22	04/34	5,250	5,250	5,043	0.4%	(3)(8)(13)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	9,274	9,274	9,132	0.8%	(3)(7)
Sound Point CLO XX, Ltd.	Subordinated Structured Notes	Residual Interest, current yield —%	02/22	07/31	4,489	1,389	21	—%	(3)(28)(29)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.4% Cash	03/25	01/32	4,844	4,844	4,965	0.4%	(3)(7)(8)(13)
US Bank National Association Series 2025-2	Structured Note - Class R	SOFR + 7.00%, 10.9% Cash	09/25	08/32	4,594	4,594	4,594	0.4%	(3)(8)(12)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	488	488	482	—%	(3)
VOYA CLO 2015-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield —%	02/22	07/27	10,736	2,434	41	—%	(3)(28)(29)
VOYA CLO 2016-2, LTD.	Subordinated Structured Notes	Residual Interest, current yield —%	02/22	07/28	11,088	673	1	—%	(3)(28)(29)
Subtotal Structured Product (2.6%)*					98,902	39,462	29,628
Telecommunications
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.00%, 8.9% Cash	08/22	08/29	3,113	3,163	3,098	0.3%	(3)(7)(8)(25)(30)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.5% Cash	12/21	07/29	2,732	2,719	2,732	0.2%	(3)(7)(8)(18)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.1% Cash	09/20	09/27	12,574	11,915	12,323	1.1%	(3)(7)(8)(15)
Subtotal Telecommunications (1.6%)*					18,419	17,797	18,153
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/25	12/31	3,816	3,733	3,732	0.3%	(7)(8)(13)(30)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/25	12/31	627	616	616	0.1%	(7)(8)(13)(30)
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/19	12/26	6,498	6,485	6,407	0.6%	(7)(8)(14)

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Security Holdings B.V.	Senior Subordinated Term Loan	3.1% PIK	12/20	06/26	$11,566	$11,566	$11,565	1.0%	(3)(7)(27)
Subtotal Capital Equipment (2.0%)*					27,698	27,203	27,696
Subtotal Debt Investments (2.4%)*					27,698	27,203	27,696

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Automotive
MVC Automotive Group GmbH	Common Equity Interest		12/20		18,000	$23,173	$14,143	1.2%	(3)(7)(27)(29)
Subtotal Automotive (1.2%)*						23,173	14,143
Capital Equipment
Security Holdings B.V.	Common Stock Series A		02/22		17,100	560	436	—%	(3)(7)(27)(29)
Security Holdings B.V.	Common Stock Series B		12/20		1,236	35,192	40,702	3.5%	(3)(7)(27)
Subtotal Capital Equipment (3.5%)*						35,752	41,138	3.5%
Subtotal Equity Investments (4.8%)*						58,925	55,281
Subtotal Control Investments (7.1%)*						86,128	82,977
Total Investments, December 31, 2025 (206.6%)*						$2,424,280	$2,398,524
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$3,334	February 2029 Notes	$3,334
Interest rate swap (See Note 5)	5.20%	SOFR + 2.059%	9/15/2028	$300,000	$(2,072)	September 2028 Notes	(2,072)
Total Interest Rate Swaps, December 31, 2025							$1,262

Credit Support Agreement:
Description	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Prior Sierra Credit Support Agreement(a)(b)(c)	Barings LLC	04/01/32	$100,000	$60,500	$16,100
Total Credit Support Agreement, December 31, 2025			$100,000	$60,500	$16,100
a)     The Prior Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) covers all of the investments acquired by the Company from Sierra in connection with the Sierra Merger and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from Sierra in connection with the Sierra Merger (collectively, the “Prior Sierra Reference Portfolio”). Each investment that is included in the Prior Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (28).
(b)      The Company and Barings entered into the Prior Sierra Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $100.0 million.
(c) Settlement Date means the earlier of (1) April 1, 2032 or (2) the date on which the entire Prior Sierra Reference Portfolio has been realized or written off.

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
(4)In accordance with the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns at least 5% but not more than 25% of the portfolio company’s outstanding voting securities and does not otherwise control (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2025 were as follows:

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
(28)Investment was purchased as part of the Sierra Merger and is part of the Prior Sierra Reference Portfolio for purposes of the Prior Sierra Credit Support Agreement.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Share Repurchase Programs
On February 20, 2025, the Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, the Company was able to repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2026. The Prior Share Repurchase Program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would have been repurchased under the program. During both the three and six months ended June 30, 2026, the Company did not repurchase any shares pursuant to the Prior Share Repurchase Program. During the year ended December 31, 2025, the Company purchased a total of 702,054 shares of its common stock in the open market under the Prior Share Repurchase Program at an average price of $9.04 per share, including brokerage commissions.
On February 19, 2026, the Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During both the three and six month ended June 30, 2026, the Company did not repurchase any shares of its common stock in the open market under the Share Repurchase Program.
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
For the three and six months ended June 30, 2026, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $7.9 million and $16.2 million, respectively. For the three and six months ended June 30, 2025, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $8.2 million and $16.2 million, respectively. As of June 30, 2026, the Base Management Fee of $7.9 million for the three months ended June 30, 2026 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Base Management Fee of $8.6 million for the three months ended December 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Audited Consolidated Balance Sheet.

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
For the three and six months ended June 30, 2026, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $5.0 million and $9.7 million, respectively. For the three and six months ended June 30, 2025, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $11.1 million and $18.9 million, respectively. As of June 30, 2026, the Income-Based Fee of $5.0 million for the three months ended June 30, 2026 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Income-Based Fee of $7.0 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Audited Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three and six months ended June 30, 2026 or 2025.
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
For the three and six months ended June 30, 2026, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.3 million and $0.7 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.4 million and $0.7 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of June 30, 2026, the administrative expenses of $0.3 million for the three months ended June 30, 2026 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the administrative expenses of $0.4 million incurred for the three months ended December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Audited Consolidated Balance Sheet.
MVC Credit Support Agreement
In connection with the MVC Acquisition on December 23, 2020, promptly following the closing of the Company’s merger with MVC, the Company entered into a Credit Support Agreement (the “MVC Credit Support Agreement”) with the Adviser, pursuant to which the Adviser agreed to provide credit support to the Company in the amount of up to $23.0 million relating to the net cumulative realized and unrealized losses on the acquired MVC investment portfolio over a 10-year period. A summary of the material terms of the MVC Credit Support Agreement were as follows:
•The MVC Credit Support Agreement covered all of the investments acquired by the Company from MVC in connection with the MVC Acquisition and any investments received by the Company in connection with the restructuring, amendment, extension or other modification (including the issuance of new securities) of any of the investments acquired by the Company from MVC in connection with the MVC Acquisition (collectively, the “MVC Reference Portfolio”).
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
•The MVC Credit Support Agreement and the rights of the Company thereunder would have automatically terminated if the Adviser (or an affiliate of the Adviser) ceased to serve as the investment adviser to the Company or any successor thereto, other than as a result of the voluntary termination by the Adviser of its investment advisory agreement with the Company. In the event of such a voluntary termination by the Adviser of the then-current investment advisory agreement with the Company, the Adviser would have remained obligated to provide the credit support contemplated by the MVC Credit Support Agreement. In the event of a non-voluntary termination of the advisory agreement or its expiration (due to non-renewal by the Board), the Adviser would have no obligations under the MVC Credit Support Agreement.
The MVC Credit Support Agreement was intended to give stockholders of the combined company following the MVC Acquisition downside protection from net cumulative realized and unrealized losses on the acquired MVC portfolio and insulate the combined company’s stockholders from potential value volatility and losses in MVC’s portfolio following the closing of the MVC Acquisition. There was no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the MVC Credit Support Agreement. Any cash payment from the Adviser to the Company under the MVC Credit Support Agreement would have been excluded from the Company’s Incentive Fee calculations under the Barings BDC Advisory Agreement.
When the Company and the Adviser entered into the MVC Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and is included in “Additional paid-in capital” in the accompanying Audited Consolidated Balance Sheet.
On May 8, 2025, the Company entered into the Termination and Cancellation Agreement (the “MVC Termination Agreement”) with Barings to terminate all rights and obligations under the MVC Credit Support Agreement in exchange for Barings’ cash payment of $23.0 million to the Company, which amount represents Barings’ maximum obligation under the MVC Credit Support Agreement. Barings’ cash payment of $23.0 million to the Company was made on June 30, 2025, and the Company recorded a $9.4 million gain, which is included in “Net realized gains (losses) - Credit Support Agreements” in the accompanying Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025.
Prior Sierra Credit Support Agreement
In connection with the Sierra Merger on February 25, 2022, promptly following the closing of the Company’s merger with Sierra, the Company entered into a Credit Support Agreement (the “Prior Sierra Credit Support Agreement”) with the Adviser, pursuant to which the Adviser had agreed to provide credit support to the Company in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. A summary of the material terms of the Prior Sierra Credit Support Agreement were as follows:
•The Prior Sierra Credit Support Agreement covered all of the investments in the Prior Sierra Reference Portfolio.
•The Adviser had an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the Prior Sierra Reference Portfolio less (2) the aggregate realized and unrealized gains on the Prior Sierra Reference Portfolio, in each case from the date of the closing of the Company’s

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
merger with Sierra through the Prior Sierra Designated Settlement Date (as defined below) (up to a $100.0 million cap) (such amount, the “Prior Covered Losses”). For purposes of the Prior Sierra Credit Support Agreement, “Prior Sierra Designated Settlement Date” was defined as the earlier of (1) April 1, 2032 and (2) the date on which the entire Prior Sierra Reference Portfolio would have been realized or written off. No credit support was required to be made by the Adviser to the Company under the Prior Sierra Credit Support Agreement if the aggregate realized and unrealized gains on the Prior Sierra Reference Portfolio exceeded realized and unrealized losses of the Prior Sierra Reference Portfolio on the Prior Sierra Designated Settlement Date.
•The Adviser would settle any credit support obligation under the Prior Sierra Credit Support Agreement as follows. If the Prior Covered Losses were greater than $0.00, then, in satisfaction of the Adviser’s obligation set forth in the Prior Sierra Credit Support Agreement, the Adviser would irrevocably waive during the Prior Waiver Period (as defined below) (1) the Incentive Fees payable under the Barings BDC Advisory Agreement (including any Incentive Fee calculated on an annual basis during the Prior Waiver Period), and (2) in the event that Prior Covered Losses exceeded such Incentive Fee, the Base Management Fees payable under the Barings BDC Advisory Agreement. The “Prior Waiver Period” was defined as the four quarterly measurement periods immediately following the quarter in which the Prior Sierra Designated Settlement Date would have occurred. If the Prior Covered Losses exceeded the aggregate amount of Incentive Fees and Base Management Fees waived by the Adviser during the Prior Waiver Period, then, on the date on which the last Incentive Fee or Base Management Fee payment would otherwise be due during the Prior Waiver Period, the Adviser would make a cash payment to the Company equal to the positive difference between the Prior Covered Losses and the aggregate amount of Incentive Fees and Base Management Fees previously waived by the Adviser during the Prior Waiver Period.
•The Prior Sierra Credit Support Agreement and the rights of the Company thereunder would have automatically terminated if the Adviser (or an affiliate of the Adviser) ceased to serve as the investment adviser to the Company or any successor thereto, other than as a result of the voluntary termination by the Adviser of its investment advisory agreement with the Company. In the event of such a voluntary termination by the Adviser of the then-current investment advisory agreement with the Company, the Adviser would have remained obligated to provide the credit support contemplated by the Prior Sierra Credit Support Agreement. In the event of a non-voluntary termination of the advisory agreement or its expiration (due to non-renewal by the Board), the Adviser would have no obligations under the Prior Sierra Credit Support Agreement.
The Prior Sierra Credit Support Agreement was intended to give stockholders of the combined company following the Sierra Merger downside protection from net cumulative realized and unrealized losses on the acquired Sierra portfolio and insulate the combined company’s stockholders from potential value volatility and losses in Sierra’s portfolio following the closing of the Sierra Merger. There was no fee or other payment by the Company to the Adviser or any of its affiliates in connection with the Prior Sierra Credit Support Agreement. Any cash payment from the Adviser to the Company under the Prior Sierra Credit Support Agreement would have been excluded from the Company’s Incentive Fee calculations under the Barings BDC Advisory Agreement.
When the Company and the Adviser entered into the Prior Sierra Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and is included in “Additional paid-in capital” in the accompanying Unaudited and Audited Consolidated Balance Sheets. As of December 31, 2025, the Prior Sierra Credit Support Agreement was accounted for as a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), and is included in “Credit support agreement” in the accompanying Audited Consolidated Balance Sheet.
On May 29, 2026, the Company entered into the Termination and Cancellation Agreement (the “Sierra Termination Agreement”) with Barings to terminate all rights and obligations under the Prior Sierra Credit Support Agreement in exchange for Barings’ cash payment of $67.0 million to the Company, with respect to all investments covered by the Prior Sierra Credit Support Agreement that (i) had been realized (e.g., sold, matured, written-off, etc.) for financial reporting purposes as of May 29, 2026, (ii) had a fair value of $500,000 or less as of May 29, 2026 (treating them as if they had a fair value of zero) or (iii) were in an unrealized loss position as of May 29, 2026 (with the cash payment equaling the amount of the aggregate unrealized losses recorded). The cash payment fully satisfies the credit support obligation for those investments (or, in the cash of investments in an unrealized loss position, the unrealized loss portions thereof) under the Prior Sierra Credit Support Agreement. Barings’ cash payment of $67.0 million to the Company was made on June 24, 2026, and the Company recorded a $22.6 million gain, which is included in the “Net realized gains (losses) - Credit support agreements” in the accompanying Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2026.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
New Sierra Credit Support Agreement
On May 29, 2026, the Company and the Adviser entered into a new Credit Support Agreement (the “New Sierra Credit Support Agreement”), pursuant to which the Adviser has agreed to provide credit support to the Company for the remaining unrealized investments in two portfolio companies previously covered by the Prior Sierra Credit Support Agreement in an amount up to the $11.0 million fair value of such investments as of May 29, 2026 (the “Remaining Obligation”). A summary of the material terms of the New Sierra Credit Support Agreement are as follows:
•The New Sierra Credit Support Agreement covers investments in the New Sierra Reference Portfolio.
•The Adviser has an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate fair value as of the date of the New Sierra Credit Support Agreement of the New Sierra Reference Portfolio less (2) the aggregate amount of any sales or other proceeds received in connection with the disposition, maturity or write-off of the New Sierra Reference Portfolio, in each case from the date of the New Sierra Credit Support Agreement through the New Sierra Designated Settlement Date (as defined below) (up to the Remaining Obligation) (such amount, the “New Covered Losses”). For purposes of the New Sierra Credit Support Agreement, “New Sierra Designated Settlement Date” means the earlier of (1) April 1, 2032, and (2) the date on which the entire New Sierra Reference Portfolio has been realized or written off. No credit support is required to be made by the Adviser to the Company under the New Sierra Credit Support Agreement in excess of the Remaining Obligation.
•The Adviser will settle any credit support obligation under the New Sierra Credit Support Agreement as follows. If the New Covered Losses are greater than $0.00, then, in satisfaction of the Adviser’s obligation set forth in the New Sierra Credit Support Agreement, the Adviser will irrevocably waive during the New Waiver Period (as defined below) (1) the Incentive Fees payable under the Barings BDC Advisory Agreement (including any Incentive Fee calculated on an annual basis during the New Waiver Period), and (2) in the event that New Covered Losses exceed such Incentive Fee, the Base Management Fees payable under the Barings BDC Advisory Agreement. The “New Waiver Period” means the four quarterly measurement periods immediately following the quarter in which the New Sierra Designated Settlement Date occurs. If the New Covered Losses exceed the aggregate amount of Incentive Fees and Base Management Fees waived by the Adviser during the New Waiver Period, then, on the date on which the last Incentive Fee or Base Management Fee payment would otherwise be due during the New Waiver Period, the Adviser shall make a cash payment to the Company equal to the positive difference between the New Covered Losses and the aggregate amount of Incentive Fees and Base Management Fees previously waived by the Adviser during the New Waiver Period.
•The New Sierra Credit Support Agreement and the rights of the Company thereunder shall automatically terminate if the Adviser (or an affiliate of the Adviser) ceases to serve as the investment adviser to the Company or any successor thereto, other than as a result of the voluntary termination by the Adviser of its investment advisory agreement with the Company.
The New Sierra Credit Support Agreement is intended to give stockholders of the Company downside protection with respect to the remaining unrealized investments in two Sierra legacy portfolio companies that were previously covered by the Prior Sierra Credit Support Agreement in an amount equal to the fair value of such investments as of the date of the New Sierra Credit Support Agreement (i.e., given that the cash payment to be made by the Adviser in connection with the termination of the Prior Sierra Credit Support Agreement covers all unrealized losses on such investments as of the termination date, the New Sierra Credit Support Agreement covers the remaining fair value of such investments in order to provide the Company with the same credit support as was previously provided under the Prior Sierra Credit Support Agreement). Any cash payment from the Adviser to the Company under the New Sierra Credit Support Agreement will be excluded from the Company’s Incentive Fee calculations under the Barings BDC Advisory Agreement.
When the Company and the Adviser entered into the New Sierra Credit Support Agreement, it was accounted for as a deemed contribution from the Adviser and was included in “Additional paid-in capital” in the accompanying Unaudited Consolidated Balance Sheet. In addition, the New Sierra Credit Support Agreement is accounted for as a derivative in accordance with ASC Topic 815, and is included in “Credit support agreement” in the accompanying Unaudited Consolidated Balance Sheet.

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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2026:
Senior debt and 1st lien notes	$1,768,638	71%	$1,725,708	70%	151%
Subordinated debt and 2nd lien notes	236,879	9	234,415	10	21
Structured products	26,019	1	24,201	1	2
Equity shares	389,739	16	435,572	18	38
Equity warrants	76	—	1,267	—	—
Royalty rights	1,237	—	1,459	—	—
Investment in joint ventures	77,777	3	35,968	1	3
	$2,500,365	100%	$2,458,590	100%	215%
December 31, 2025:
Senior debt and 1st lien notes	$1,704,910	70%	$1,676,334	70%	144%
Subordinated debt and 2nd lien notes	195,392	8	190,290	8	17
Structured products	39,462	2	29,627	1	3
Equity shares	382,930	16	436,466	18	38
Equity warrants	76	—	1,170	—	—
Royalty rights	1,292	—	1,486	—	—
Investment in joint ventures	100,218	4	63,151	3	5
	$2,424,280	100%	$2,398,524	100%	207%
During the three months ended June 30, 2026, the Company made 21 new portfolio company investments totaling $172.1 million and made investments in existing portfolio companies totaling $90.0 million. During the six months ended June 30, 2026, the Company made 34 new portfolio company investments totaling $231.0 million and made investments in existing portfolio companies totaling $139.8 million.
During the three months ended June 30, 2025, the Company made 19 new portfolio company investments totaling $137.3 million and made investments in existing portfolio companies totaling $61.7 million. During the six months ended June 30, 2025, the Company made 33 new portfolio company investments totaling $266.9 million and made investments in existing portfolio companies totaling $139.0 million.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and six months ended June 30, 2026, Jocassee declared $31.4 million and $62.8 million, respectively, in distributions, of which $2.9 million and $5.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2025, Jocassee declared $15.7 million and $31.4 million, respectively, in distributions, of which $1.4 million and $2.9 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The total value of Jocassee’s investment portfolio was $1,126.0 million as of June 30, 2026, as compared to $1,241.4 million as of December 31, 2025. As of June 30, 2026, Jocassee’s investments had an aggregate cost of $1,186.5 million, as compared to $1,290.5 million as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments other than non-accrual debt investments was approximately 8.1% and 8.3%, respectively. As of June 30, 2026 and December 31, 2025, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2026:
Senior debt and 1st lien notes	$1,113,703	94%	$1,077,265	96%
Subordinated debt and 2nd lien notes	14,399	1	14,706	2
Equity shares	4,593	—	4,703	—
Investment in joint ventures	28,149	3	3,723	—
Short-term investments	25,647	2	25,647	2
	$1,186,491	100%	$1,126,044	100%
December 31, 2025:
Senior debt and 1st lien notes	$1,226,601	95%	$1,202,376	97%
Subordinated debt and 2nd lien notes	10,561	1	10,594	1
Equity shares	874	—	362	—
Investment in joint ventures	34,704	3	10,274	1
Short-term investments	17,781	1	17,781	1
	$1,290,521	100%	$1,241,387	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at June 30, 2026 and December 31, 2025, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2026		December 31, 2025
Aerospace & Defense	$48,319	4%	$66,828	6%
Automotive	13,345	1	12,505	1
Banking, Finance, Insurance, & Real Estate	104,812	10	130,393	11
Beverage, Food, & Tobacco	12,794	1	32,102	3
Capital Equipment	39,640	4	40,454	3
Chemicals, Plastics, & Rubber	22,798	2	26,223	2
Construction & Building	30,447	3	28,031	2
Consumer goods: Durable	13,520	1	24,400	2
Consumer goods: Non-durable	23,264	2	28,825	2
Containers, Packaging, & Glass	31,451	3	32,380	3
Energy: Electricity	6,777	1	8,968	1
Energy: Oil & Gas	10,240	1	11,493	1
Environmental Industries	15,560	1	15,460	1
Forest Products & Paper	2,501	—	2,521	—
Healthcare & Pharmaceuticals	124,166	11	136,378	11
High Tech Industries	125,923	11	118,164	10
Hotel, Gaming, & Leisure	29,941	3	28,795	2
Investment Funds & Vehicles	3,723	—	10,274	1
Media: Advertising, Printing, & Publishing	18,107	2	14,565	1
Media: Broadcasting & Subscription	13,333	1	13,702	1
Media: Diversified & Production	42,771	4	48,553	4
Metals & Mining	5,040	—	5,250	—
Retail	5,944	1	9,728	1
Services: Business	205,079	19	219,055	18
Services: Consumer	71,543	7	71,818	6
Telecommunications	16,361	1	20,859	2
Transportation: Cargo	32,328	3	38,392	3
Transportation: Consumer	8,686	1	8,312	1
Utilities: Electric	19,854	2	17,437	1
Utilities: Oil & Gas	2,130	—	1,741	—
Total	$1,100,397	100%	$1,223,606	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at June 30, 2026 and December 31, 2025, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2026		December 31, 2025
Australia	$19,822	2%	$24,053	2%
Austria	6,200	1	6,459	1
Belgium	3,188	—	20,645	2
Canada	4,828	—	2,081	—
France	97,194	9	110,106	9
Germany	46,724	4	47,823	4
Hong Kong	9,590	1	15,000	1
Ireland	8,523	1	8,743	1
Luxembourg	3,341	—	3,340	—
Netherlands	42,247	4	49,546	4
Singapore	4,961	1	4,950	—
Spain	3,096	—	3,167	—
United Kingdom	55,266	5	111,148	9
USA	795,417	72	816,545	67
Total	$1,100,397	100%	$1,223,606	100%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $180.8 million and $182.9 million outstanding as of June 30, 2026 and December 31, 2025, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $299.2 million and $328.5 million outstanding as of June 30, 2026 and December 31, 2025, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $324.1 million and $323.9 million outstanding as of June 30, 2026 and December 31, 2025, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of June 30, 2026 and December 31, 2025, the Company had sold $1,355.5 million and $1,303.7 million, respectively, of its investments to Jocassee. For both the three and six months ended June 30, 2026, the Company realized a net loss on the sales of its investments to Jocassee of $0.1 million. As of June 30, 2026 and December 31, 2025, the Company had $0.7 million and $52.0 million, respectively, in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2026 and December 31, 2025, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	385,000	385,000
Total unfunded commitments by Barings BDC, Inc.	65,000	65,000
Total unfunded commitments by all members	215,000	215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2026. As of June 30, 2026, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2026, Thompson Rivers declared $2.5 million and $10.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2026, the Company recognized $0.4 million and $1.6 million, respectively, of the distributions as a return of capital. For the three and six months ended June 30, 2025, Thompson Rivers declared $4.0 million and $10.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $0.6 million and $1.6 million, respectively, of the distributions as a return of capital.
As of June 30, 2026, Thompson Rivers had $65.6 million in Ginnie Mae early buyout loans and $1.6 million in cash. As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of June 30, 2026, Thompson Rivers had 419 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 3.8%. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of June 30, 2026 and December 31, 2025, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2026:
Federal Housing Administration (“FHA”) loans	$68,543	96%	$63,005	96%
Veterans Affairs (“VA”) loans	2,860	4	2,615	4
	$71,403	100%	$65,620	100%
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million outstanding as of December 31, 2025. On March 13, 2026, Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank was terminated. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $53.1 million and $68.5 million outstanding as of June 30, 2026 and December 31, 2025, respectively.

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
As of June 30, 2026 and December 31, 2025, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $162.1 million as of both June 30, 2026 and December 31, 2025.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of June 30, 2026. As of June 30, 2026, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the three and six months ended June 30, 2026, Waccamaw River declared $2.8 million and $22.8 million, respectively, in distributions, of which $28.0 thousand and $0.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2026, the Company recognized $0.5 million and $4.4 million, respectively, of the distributions as a return of capital. For the three and six months ended June 30, 2025, Waccamaw River declared $9.1 million and $19.4 million, respectively, in distributions, of which $0.2 million and $0.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $1.6 million and $3.3 million, respectively, of the distributions as a return of capital.
During the six months ended June 30, 2026, Waccamaw River sold its investment portfolio in its entirety. Waccamaw River intends to pay all outstanding expenses and distribute any remaining cash surplus to the members. As of June 30, 2026, Waccamaw River had cash and accrued expenses. As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2026 and December 31, 2025, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Total contributed capital by Barings BDC, Inc.	$30,280	$30,280
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $82.0 million of total contributed capital by related parties as of both June 30, 2026 and December 31, 2025.
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
As of June 30, 2026, Sierra JV had total capital commitments of $124.5 million with the Company committing $110.1 million and MMALIC committing $14.5 million. The Company had fully funded its $110.1 million commitment and total commitments of $124.5 million were fully funded as of June 30, 2026.
For the three and six months ended June 30, 2026, Sierra JV declared $0.1 million and $18.7 million, respectively, in distributions, of which nil and $0.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2026, the Company recognized $0.1 million and $16.5 million, respectively, of the distribution as a return of capital. For the three and six months ended June 30, 2025, Sierra JV declared $2.0 million and $4.0 million, respectively, in distributions, of which $1.8 million and $3.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of June 30, 2026, Sierra JV did not hold any investments.
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
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $89.8 million, a second lien senior secured loan of $4.5 million and unfunded revolver of $13.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $22.7 million. As of June 30, 2026 and December 31, 2025, $12.9 million and $9.9 million, respectively, of the revolver was funded. On May 27, 2026, the Company made a first lien senior secured loan of $5.0 million, alongside other related party affiliates. As of June 30, 2026, $3.3 million of the first lien senior secured loan was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $45.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2024 of $3.5 million. The total equity invested in Rocade as of June 30, 2026 was $71.0 million (excluding preferred dividends) and the Company had $7.0 million of unfunded preferred equity commitments. Pursuant to the terms of the equity investment, the Company is entitled to quarterly preferred dividends. Such dividends may be paid in cash or through PIK distributions, subject to the discretion of the Rocade board of directors. On November 25, 2025, the Company made a second lien senior secured loan of $10.0 million, and made an additional investment on May 20, 2026 of $3.0 million alongside other related party affiliates. As of June 30, 2026 and December 31, 2025, $12.2 million and $2.9 million, respectively, of the second lien senior secured loan was funded. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2026: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$1,392,953	Yield Analysis	Market Yield	6.2% – 30.0%	10.8%	Decrease
	115,588	Market Approach	Adjusted EBITDA Multiple	0.4x – 12.0x	7.8x	Increase
	215,230	Recent Transaction	Transaction Price	97.5% – 99.5%	98.7%	Increase
Subordinated debt and 2nd lien notes	147,053	Yield Analysis	Market Yield	8.7% – 26.9%	13.0%	Decrease
	60,014	Market Approach	Adjusted EBITDA Multiple	0.8x – 11.0x	5.8x	Increase
	269	Expected Recovery	Expected Recovery	$268.6	$268.6	Increase
	26,630	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(1)	12,076	Yield Analysis	Market Yield	5.6% – 12.9%	11.9%	Decrease
Equity shares(2)	50,497	Yield Analysis	Market Yield	11.2% – 35.4%	17.3%	Decrease
	348,664	Market Approach	Adjusted EBITDA Multiple	0.4x – 22.5x	6.3x	Increase
	78	Market Approach	Revenue Multiple	6.5x	6.5x	Increase
	485	Black-Scholes	Volatility	60.0%	60.0%	Increase
	20,546	Discounted Cash Flow Analysis	Discount Rate	13.2%	13.2%	Decrease
	1,527	Net Asset Approach	Liabilities	$(64,808.1)	$(64,808.1)	Decrease
	26	Expected Recovery	Expected Recovery	$2.5 – $24.0	$22.0	Increase
	547	Recent Transaction	Transaction Price	$1.00 – $587.00	$19.15	Increase
Equity warrants	1,264	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.3x	11.1x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	1,459	Yield Analysis	Market Yield	26.0% – 28.0%	27.0%	Decrease
(1)Excludes investments with an aggregate fair value amounting to $3,428, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $3,030, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
During the six months ended June 30, 2026, three senior debt and first lien note positions with an aggregate fair value of $52.3 million and one subordinated debt and second lien note position with a fair value of $0.2 million transitioned from a yield analysis to a market approach valuation model. One subordinated debt and second lien note position with a fair value of $0.3 million transitioned from a yield analysis to an expected recovery valuation model. Also, one equity position with a fair value of $0.5 million transitioned from a yield analysis to a Black-Scholes valuation model. In addition, one equity position with a fair value of $4.0 million transitioned from a net asset approach to a yield analysis valuation model. Lastly, one structured product position with a fair value of $9.9 million transitioned from a broker quote to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company and changes in the observability of significant inputs.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2026 and December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$1,937	$1,723,771	$1,725,708
Subordinated debt and 2nd lien notes	—	449	233,966	234,415
Structured products	—	8,697	15,504	24,201
Equity shares	—	10,172	425,400	435,572
Equity warrants	—	—	1,267	1,267
Royalty rights	—	—	1,459	1,459
Investments subject to leveling	$—	$21,255	$2,401,367	$2,422,622
Investment in joint ventures (1)				35,968
				$2,458,590

	Fair Value as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$14,873	$1,661,461	$1,676,334
Subordinated debt and 2nd lien notes	—	897	189,393	190,290
Structured products	—	12,939	16,688	29,627
Equity shares	—	5,120	431,346	436,466
Equity warrants	—	—	1,170	1,170
Royalty rights	—	—	1,486	1,486
Investments subject to leveling	$—	$33,829	$2,301,544	$2,335,373
Investment in joint ventures (1)				63,151
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,661,461	$189,393	$16,688	$431,346	$1,170	$1,486	$2,301,544
New investments	278,902	89,613	—	1,682	—	—	370,197
Investment restructuring	(8,462)	36	—	8,426	—	—	—
Transfers out of Level 3 (1)	—	—	—	(2,373)	—	—	(2,373)
Proceeds from sales of investments / return of capital	(43,839)	(9,801)	—	(10,697)	—	(56)	(64,393)
Loan origination fees received	(3,488)	(903)	—	—	—	—	(4,391)
Principal repayments received	(148,593)	(39,004)	(1,965)	—	—	—	(189,562)
Payment-in-kind interest / dividends	4,922	4,675	—	2,625	—	—	12,222
Accretion of loan premium / discount	363	—	—	—	—	—	363
Accretion of deferred loan origination revenue	4,285	493	—	—	—	—	4,778
Realized gain (loss)	(8,005)	550	(304)	4,773	—	—	(2,986)
Unrealized appreciation (depreciation)	(13,775)	(1,086)	1,085	(10,382)	97	29	(24,032)
Fair value, end of period	$1,723,771	$233,966	$15,504	$425,400	$1,267	$1,459	$2,401,367

Six Months Ended June 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,625,501	$153,703	$48,664	$408,475	$2,732	$5,833	$2,244,908
New investments	331,359	46,395	7,500	17,158	—	—	402,412
Transfers into Level 3 (1)	—	5,989	—	—	—	—	5,989
Transfers out of Level 3 (1)	—	(6,523)	(3,310)	(4,085)	—	—	(13,918)
Proceeds from sales of investments / return of capital	(61,189)	(3)	(1,933)	(4,065)	—	(4,753)	(71,943)
Loan origination fees received	(6,628)	(1,615)	—	—	—	—	(8,243)
Principal repayments received	(121,005)	(16,935)	(30,903)	—	—	—	(168,843)
Payment-in-kind interest / dividends	4,148	2,267	—	7,029	—	—	13,444
Accretion of loan premium / discount	159	—	—	—	—	—	159
Accretion of deferred loan origination revenue	4,626	444	143	—	—	—	5,213
Realized gain (loss)	(18,792)	(9,417)	(1,595)	2,616	—	2,467	(24,721)
Unrealized appreciation (depreciation)	37,073	10,311	688	12,524	(1,645)	(2,005)	56,946
Fair value, end of period	$1,795,252	$184,616	$19,254	$439,652	$1,087	$1,542	$2,441,403

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the both the six months ended June 30, 2026 and 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $27.3 million during the six months ended June 30, 2026 was related to portfolio company investments that were still held by the Company as of June 30, 2026. Pre-tax net unrealized appreciation on Level 3 investments of $34.0 million during the six months ended June 30, 2025 was related to portfolio company investments that were still held by the Company as of June 30, 2025.
During the six months ended June 30, 2026, the Company made investments of approximately $278.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2026, the Company made investments of $92.3 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
As required by the 1940 Act, the Company classifies its investments by level of affiliation.
•“Non-Control/Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments.
•“Affiliate Investments” are investments in companies the Company owns at least 5.0% but not more than 25.0% of the outstanding voting securities and does not otherwise control.
•“Control Investments” are investments in companies that the Company is deemed to control by virtue of owning more than 25.0% of the outstanding voting securities of the portfolio companies or otherwise having the power to exercise control over their management or policies (including through a management agreement).
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral for certain derivative instruments. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2026 and December 31, 2025, the Company had 11 and seven portfolio companies, respectively, with investments that were on non-accrual. As of June 30, 2026, the 11 portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger and nine portfolio companies originated by Barings. As of December 31, 2025, the seven portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger and five portfolio companies originated by Barings.
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
The Company has certain preferred equity securities in its portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected upon redemption of the equity.
PIK interest and dividend income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
PIK interest income	$4,730	$4,508	$9,363	$8,827
PIK interest income as a % of investment income	7.3%	6.1%	7.4%	6.4%
PIK dividend income	$1,277	$3,458	$2,501	$6,607
PIK dividend income as % of investment income	2.0%	4.6%	2.0%	4.8%
Total PIK income	$6,007	$7,966	$11,864	$15,434
Total PIK income as a % of investment income	9.2%	10.7%	9.4%	11.1%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both June 30, 2026 and December 31, 2025, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.

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
Fee and other income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,612	$1,909	$3,423	$3,673
Management, valuation and other fees	582	660	1,150	1,226
Royalty income	26	148	68	303
Total Recurring Fee and Other Income	2,220	2,717	4,641	5,202
Non-Recurring Fee and Other Income:
Prepayment fees	648	55	651	196
Acceleration of unamortized loan origination fees	510	656	779	1,540
Advisory, loan amendment and other fees	335	1,452	335	1,516
Total Non-Recurring Fee and Other Income	1,493	2,163	1,765	3,252
Total Fee and Other Income	$3,713	$4,880	$6,406	$8,454
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Concentration of Credit Risk
As of June 30, 2026 and December 31, 2025, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2026 and December 31, 2025, the Company’s largest single portfolio company investment represented approximately 6.5% and 6.4%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2026, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.
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
Investments Denominated in Foreign Currencies
As of June 30, 2026, the Company held three investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 12 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish kronor, 68 investments that were denominated in Euros, and 33 investments that were denominated in British pounds sterling. As of December 31, 2025, the Company held two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, 68 investments that were denominated in Euros, and 31 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2026 and June 30, 2025, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and six months ended June 30, 2026, the Company recorded net expenses of $1.5 million and $1.9 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2025, the Company recorded net expenses of $0.8 million and $1.2 million, respectively, for U.S. federal excise tax
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2022-2024), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2026 and December 31, 2025 was approximately $2,515.3 million and $2,438.9 million, respectively. As of June 30, 2026, net unrealized depreciation on the Company’s investments (tax basis) was approximately $55.1 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $99.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $154.6 million. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $30.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $118.3 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $148.6 million.
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
As of June 30, 2026, the Company had a net deferred tax asset of $3.4 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2025, the Company had a net deferred tax asset of $3.4 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against net deferred tax assets when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As of both June 30, 2026 and December 31, 2025, given the losses generated by the entity, the net deferred tax assets have been offset by a valuation allowance of $5.1 million. The Company concluded that the remaining net deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets as of June 30, 2026 and December 31, 2025.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2026 and December 31, 2025:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2026	June 30, 2026	December 31, 2025
Credit Facility:
February 21, 2019	November 13, 2030	4.738%	$277,226	$226,786
Total Credit Facility			$277,226	$226,786
Notes:
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	$112,500	$112,500
February 25, 2021 Series D Notes	February 26, 2026	—%	—	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
February 12, 2024 - February 2029 Notes (1)	February 15, 2029	6.828%	298,777	303,334
September 15, 2025 - September 2028 Notes (1)	September 15, 2028	5.739%	294,381	297,928
(Less: Deferred financing fees)			(8,169)	(10,441)
Total Notes			$1,117,489	$1,203,321
(1)    Inclusive of change in fair market value of effective hedge. The effective stated interest rate includes the impact of interest rate swaps.
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Combined weighted average interest rate(1)	5.043%	5.251%	4.988%	5.229%
Combined weighted average debt outstanding	$1,437,456	$1,584,139	$1,417,183	$1,510,052
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1,065.0 million from $965.0 million pursuant to the accordion feature

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026. Effective November 5, 2024 the Company amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as the Company maintains an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065.0 million to $825.0 million, of which $100.0 million has been reallocated from revolving commitments to term loan commitments. Effective September 25, 2025, the Company repaid the $100.0 million term loan commitment, reducing the total commitments under the February 2019 Credit Facility to $725.0 million from $825.0 million. Effective November 13, 2025, the Company amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from November 5, 2028 to November 13, 2029; (b) extend the stated maturity date from November 5, 2029 to November 13, 2030; and (c) add a new €85.0 million term loan facility, increasing the total commitments under the February 2019 Credit Facility to $822.2 million from $725.0 million.
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio, and (iii) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, material misrepresentation of representations and warranties, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of June 30, 2026, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of June 30, 2026, the Company had U.S. dollar borrowings of $122.5 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 5.594% (one month SOFR of 3.619%), borrowings denominated in Canadian dollars of C$2.0 million ($1.4 million U.S. dollars) with an interest rate of 4.451% (one month CORRA of 2.576%) and borrowings denominated in Euros of €134.1 million ($153.3 million U.S. dollars) with a weighted average interest rate of 4.056% (one month EURIBOR of 2.181%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.

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
As of June 30, 2026 and December 31, 2025, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $277.2 million and $226.8 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2026, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of June 30, 2026 and December 31, 2025, the fair value of the outstanding Series C Notes was $110.2 million and $111.4 million, respectively. The fair value determinations of the Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2026, the Company was in compliance with all covenants under the February 2021 NPA.
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
On February 26, 2026, the Series D Notes matured in accordance with the terms of the February 2021 NPA and the Company repaid in full the par amount plus accrued and unpaid interest. As of December 31, 2025, the fair value of the outstanding Series D notes was $79.4 million. As of June 30, 2026 and December 31, 2025, the fair value of the outstanding Series E Notes was $67.2 million and $67.9 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2026 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture. As of June 30, 2026, the Company was in compliance with all covenants under the November 2026 Notes Indenture.

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
As of June 30, 2026 and December 31, 2025, the fair value of the outstanding November 2026 Notes was $344.1 million and $340.9 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to the Company by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture. As of June 30, 2026, the Company was in compliance with all covenants under the February 2029 Notes Indenture.
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
As of June 30, 2026 and December 31, 2025, the fair value of the outstanding February 2029 Notes was $298.8 million and $303.3 million, respectively. The fair value determinations of the February 2029 Notes were based on a market yield

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 7.00% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the interest rate swap had a fair value of $(1.2) million and $3.3 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The September 2028 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to the Company by the SEC), and to provide financial information to the holders of the September 2028 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2028 Notes Indenture. As of June 30, 2026, the Company was in compliance with all covenants under the September 2028 Notes Indenture.
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
As of June 30, 2026 and December 31, 2025, the fair value of the outstanding September 2028 Notes was $294.4 million and $297.9 million, respectively. The fair value determinations of the September 2028 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the September 2028 Notes, on September 15, 2025, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 5.20% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.059%. The swap transaction matures on September 15, 2028. The interest expense related to the September 2028 Notes will be equally offset by proceeds received from the interest

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the interest rate swap had a fair value of $(5.6) million and $(2.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2028 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
Prior Sierra Credit Support Agreement
In connection with the Sierra Merger on February 25, 2022, promptly following the closing of the Company’s merger with Sierra, the Company and the Adviser entered into the Prior Sierra Credit Support Agreement, pursuant to which the Adviser agreed to provide credit support to the Company in the amount of up to $100.0 million relating to the net cumulative realized and unrealized losses on the acquired Sierra investment portfolio over a 10-year period. On May 29, 2026, the Company entered into the Sierra Termination Agreement. See “Note 2. Agreements and Related Party Transactions” for additional information regarding the Prior Sierra Credit Support Agreement. Net unrealized appreciation or depreciation on the Prior Sierra Credit Support Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” and net realized gains or losses on the Prior Sierra Credit Support Agreement is included in “Net realized gains (losses) - credit support agreements” in the Company’s Unaudited Consolidated Statements of Operations.
The following table presents the fair value and aggregate unrealized appreciation (depreciation) of the Prior Sierra Credit Support Agreement as of December 31, 2025:

As of December 31, 2025 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
Prior Sierra Credit Support Agreement	Barings LLC	04/01/32	$100,000	$60,500	$16,100
Total Prior Sierra Credit Support Agreement					$16,100
As of December 31, 2025, the fair value of the Prior Sierra Credit Support Agreement was $60.5 million and is included in “Credit support agreement” in the accompanying Audited Consolidated Balance Sheet. As of December 31, 2025, the fair value of the Prior Sierra Credit Support Agreement was determined based on a simulation analysis, with the primary inputs being the enterprise value, a measure of expected asset volatility, the expected time until an exit event for each portfolio company in the Prior Sierra Reference Portfolio, the Discount Rate and the Recovery Rate, which are all Level 3 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following table summarizes the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 Prior Sierra Credit Support Agreement as of December 31, 2025. The average range of unobservable inputs is based on fair value of the Prior Sierra Credit Support Agreement.

December 31, 2025: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Average	Impact to Valuation from an Increase in Input
Prior Sierra Credit Support Agreement	$60,500	Simulation Analysis	Enterprise Value / Equity Value	$0 - $385,100	$192,550	Decrease
			Asset Volatility	20.0% - 50.0%	35.0%	Increase
			Time Until Exit (years)	0.0 - 2.3	1.2	Decrease
			Discount Rate	5.4%	5.4%	Decrease
			Recovery Rate	20.0% - 40.0%	30.0%	Decrease
New Sierra Credit Support Agreement
On May 29, 2026, the Company and the Adviser entered into the New Sierra Credit Support Agreement, pursuant to which the Adviser has agreed to provide credit support to the Company in the amount of up to $11.0 million relating to the remaining unrealized investments in two portfolio companies previously covered by the Prior Sierra Credit Support Agreement. See “Note 2. Agreements and Related Party Transactions” for additional information regarding the New Sierra Credit Support Agreement. Net unrealized appreciation or depreciation on the New Sierra Credit Support Agreement is included in “Net unrealized appreciation (depreciation) - credit support agreements” in the Company’s Unaudited Consolidated Statements of Operations.
The following table presents the fair value and aggregate unrealized appreciation (depreciation) of the New Sierra Credit Support Agreement as of June 30, 2026:

As of June 30, 2026 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
New Sierra Credit Support Agreement	Barings LLC	04/01/32	$10,995	$1,329	$—
Total New Sierra Credit Support Agreement					$—
As of June 30, 2026, the fair value of the New Sierra Credit Support Agreement was $1.3 million and is included in “Credit support agreement” in the accompanying Unaudited Consolidated Balance Sheet. As of June 30, 2026, the fair value of the New Sierra Credit Support Agreement was determined based on a Black-Scholes option analysis, with the primary inputs being a measure of expected asset volatility and the expected time until an exit event, which are all Level 3 inputs.
The following table summarizes the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 New Sierra Credit Support Agreement as of June 30, 2026.

June 30, 2026: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Input	Impact to Valuation from an Increase in Input
New Sierra Credit Support Agreement	$1,329	Black-Scholes	Asset Volatility	25.0%	Increase
			Time Until Exit (years)	5.8	Increase

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
The following tables present the Company’s foreign currency forward contracts as of June 30, 2026 and December 31, 2025:

As of June 30, 2026 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$4,000	$2,795	09/29/26	$(29)	Derivative liabilities
Foreign currency forward contract (AUD)	$46,040	A$65,646	09/29/26	631	Derivative assets
Foreign currency forward contract (CAD)	$2,170	C$3,051	09/29/26	11	Derivative assets
Foreign currency forward contract (DKK)	$524	3,396kr.	09/29/26	2	Derivative assets
Foreign currency forward contract (EUR)	$110,504	€95,917	09/29/26	436	Derivative assets
Foreign currency forward contract (EUR)	$1,492	€1,300	09/29/26	—	Derivative liabilities
Foreign currency forward contract (NZD)	$3,292	NZ$5,683	09/29/26	50	Derivative assets
Foreign currency forward contract (NOK)	$3,797	36,906kr	09/29/26	72	Derivative assets
Foreign currency forward contract (GBP)	$137,615	£103,934	09/29/26	(332)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,011	19,103kr	09/29/26	28	Derivative assets
Foreign currency forward contract (CHF)	$5,667	4,502Fr.	09/29/26	32	Derivative assets
Total				$901

As of December 31, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$37,436	A$56,369	03/31/26	$(155)	Derivative liabilities
Foreign currency forward contract (CAD)	$1,951	C$2,686	03/31/26	(16)	Derivative liabilities
Foreign currency forward contract (DKK)	$520	3,312kr.	03/31/26	(3)	Derivative liabilities
Foreign currency forward contract (EUR)	$39,619	€33,500	03/31/26	119	Derivative assets
Foreign currency forward contract (EUR)	$14,642	€12,500	03/31/26	(97)	Derivative liabilities
Foreign currency forward contract (NZD)	NZ$10,000	$5,827	03/31/26	(58)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,006	NZ$15,504	03/31/26	62	Derivative assets
Foreign currency forward contract (NOK)	$4,852	49,215kr	03/31/26	(25)	Derivative liabilities
Foreign currency forward contract (GBP)	£1,500	$2,026	03/31/26	(9)	Derivative liabilities
Foreign currency forward contract (GBP)	£2,000	$2,691	03/31/26	(2)	Derivative liabilities
Foreign currency forward contract (GBP)	$132,483	£99,342	03/31/26	(1,106)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,999	18,499kr	03/31/26	(17)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,571	4,421Fr.	03/31/26	(59)	Derivative liabilities
Total				$(1,366)
As of June 30, 2026 and December 31, 2025, the total fair value of the Company’s foreign currency forward contracts were $0.9 million and $(1.4) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2026 and December 31, 2025 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
Accelevation LLC(2)	Delayed Draw Term Loan	$401	$401
Accelevation LLC(2)	Revolver	952	793
Accurus Aerospace Corporation(2)	Revolver	807	2,017
AD Bidco, Inc.	Delayed Draw Term Loan	—	391
AD Bidco, Inc.	Revolver	—	1,303
Adhefin International(3)	Delayed Draw Term Loan	—	446
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	1,459	2,443
AirX Climate Solutions, Inc.	Revolver	659	814
Americo Chemical Products, LLC	Revolver	471	471
AMP Purchaser, LLC	Revolver	768	—
Application Boot Camp LLC	Revolver	528	528
Arc Education(3)	Delayed Draw Term Loan	705	724
ARC Interco Purchaser, LLC(2)	Delayed Draw Term Loan	965	1,178
ARC Interco Purchaser, LLC(2)	Revolver	1,279	728
Argus Intermediate, LLC	Delayed Draw Term Loan	4,580	4,580
Argus Intermediate, LLC	Revolver	549	549
Armstrong Transport Group, LLC	Delayed Draw Term Loan	3,448	—
Armstrong Transport Group, LLC	Revolver	1,341	898
Artemis Bidco Limited(3)	Delayed Draw Term Loan	408	446
ASC Communications, LLC(2)	Revolver	1,089	1,089
ATL II MRO Holdings Inc.(2)	Revolver	3,289	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	—	1,274
AWP Group Holdings, Inc.(2)	Revolver	1,101	—
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	—	399
Basin Innovation Group, LLC	Revolver	1,858	1,858
BCTS Parent, LLC(2)(6)	Delayed Draw Term Loan	1,213	—
BCTS Parent, LLC(2)(6)	Revolver	435	—
Beyond Risk Management, Inc.	Delayed Draw Term Loan	—	879
Bishop Street Underwriters, LLC(2)	Delayed Draw Term Loan	3,416	—
Bitly, Inc.	Revolver	189	189
BKF Buyer, Inc.(2)	Delayed Draw Term Loan	856	—
BKF Buyer, Inc.(2)	Revolver	3,481	2,970
BLI Buyer, Inc.	Delayed Draw Term Loan	752	752
BLI Buyer, Inc.	Revolver	492	634
BrightSign LLC(2)	Revolver	1,329	332
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	576	696
Broadway Buyer, LLC	Delayed Draw Term Loan	1,649	1,649
Broadway Buyer, LLC	Revolver	851	967
Caldwell & Gregory LLC	Delayed Draw Term Loan	125	417

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
Caldwell & Gregory LLC	Revolver	2,500	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	52	53
Cascade Residential Services LLC(2)	Revolver	132	331
CCFF Buyer, LLC	Delayed Draw Term Loan	1,215	1,257
CCFF Buyer, LLC	Revolver	1,047	1,047
Ceres Pharma NV(2)(3)	Delayed Draw Term Loan	—	163
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Revolver	55	55
Cherry Bekaert Advisory LLC(2)	Delayed Draw Term Loan	4,685	—
CloudOne Digital Corp.	Revolver	2,707	2,707
Comply365, LLC	Revolver	807	807
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	449	461
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	6,435	7,304
Credit Key Funding II LLC(2)	Revolver	435	870
CW Group Holdings, LLC	Delayed Draw Term Loan	7,446	7,446
Dane Street, LLC	Delayed Draw Term Loan	1,069	—
Dane Street, LLC	Revolver	569	—
DAWGS Intermediate Holdings Co.	Revolver	1,862	1,802
DecksDirect, LLC(2)	Revolver	—	85
DISA Holdings Corp.	Revolver	429	314
Discovery Buyer, L.P.	Delayed Draw Term Loan	2,646	2,646
Discovery Buyer, L.P.	Revolver	1,793	1,793
Durare Bidco, LLC(2)	Delayed Draw Term Loan	555	968
Durare Bidco, LLC(2)	Revolver	969	969
EB Development(2)(3)	Capex / Acquisition Facility	—	242
EB Development(2)(3)	Delayed Draw Term Loan	—	627
Eclipse Business Capital, LLC	Delayed Draw Term Loan	1,667	—
Eclipse Business Capital, LLC	Revolver	9,848	12,818
EMI Porta Holdco LLC(2)	Revolver	759	2,195
ERS Holdings, LLC(2)	Delayed Draw Term Loan	252	—
ERS Holdings, LLC(2)	Revolver	186	—
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	—	619
Everest Midco Limited(2)	Delayed Draw Term Loan	1,611	—
Everest Midco Limited(2)	Revolver	859	—
Expert Institute Group Inc.	Delayed Draw Term Loan	2,005	2,005
Expert Institute Group Inc.	Revolver	701	701
Express Wash Acquisition Company, LLC(2)	Revolver	193	193
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	3,042	703
Forest Buyer, LLC(2)	Revolver	298	298
Forge Borrower, LLC	Delayed Draw Term Loan	2,454	—
Forge Borrower, LLC	Revolver	791	—
FSS Buyer LLC	Revolver	173	—
GB Eagle Buyer, Inc.	Revolver	3,251	2,316
GCDL LLC	Delayed Draw Term Loan	—	108
GCDL LLC	Revolver	108	108
GMES LLC	Delayed Draw Term Loan	543	1,253
GMES LLC	Revolver	814	916

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
GMF Parent, Inc.(2)	Delayed Draw Term Loan	629	1,195
GMF Parent, Inc.(2)	Revolver	425	468
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	5	51
Greenhill II BV(3)	Delayed Draw Term Loan	569	585
Groupe Product Life(2)(3)	Delayed Draw Term Loan	2,632	2,704
Haystack Holdings LLC	Delayed Draw Term Loan	1,798	4,086
Haystack Holdings LLC	Revolver	1,416	1,416
HeartHealth Bidco Pty Ltd(5)	Delayed Draw Term Loan	74	113
Heavy Construction Systems Specialists, LLC	Revolver	2,632	2,632
HemaSource, Inc.	Delayed Draw Term Loan	122	368
HemaSource, Inc.	Revolver	1,669	1,804
High Street Buyer Inc.	Delayed Draw Term Loan	1,699	1,800
HomeX Services Group LLC(2)	Delayed Draw Term Loan	—	221
HomeX Services Group LLC(2)	Revolver	266	304
HS Advisory Buyer LLC	Delayed Draw Term Loan	551	652
HS Advisory Buyer LLC	Revolver	320	600
HSL Compliance(4)	Delayed Draw Term Loan	1,808	2,152
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(2)	Revolver	818	1,364
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	162	162
Hydratech Holdings, Inc.(2)	Revolver	402	522
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816	816
Ice House America, L.L.C.(2)	Revolver	72	72
IM Square(2)(3)	Capex / Acquisition Facility	5,145	—
IMS Services Enterprises, LLC(2)	Delayed Draw Term Loan	2,134	—
IMS Services Enterprises, LLC(2)	Revolver	1,039	—
Integrated Precision Systems, LLC(2)	Delayed Draw Term Loan	1,852	—
Integrated Precision Systems, LLC(2)	Revolver	864	—
International Fleet Financing No.2 B.V.(2)(3)	Revolver	369	947
Interstellar Group B.V.(3)	Delayed Draw Term Loan	612	628
InvoCare Limited(5)	Delayed Draw Term Loan	308	296
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jocassee Partners LLC(2)	Joint Venture	65,000	65,000
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	80	529
KAMC Holdings Inc.(2)	Revolver	476	476
Kanawha Scales & Systems, LLC	Delayed Draw Term Loan	377	407
Kanawha Scales & Systems, LLC	Revolver	134	144
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	96	67
Keystone Bidco B.V.(3)	Revolver	—	42
Kite Topco Ltd(2)(4)	Capex / Acquisition Facility	439	—
L.A. Specialty Produce Co., LLC	Delayed Draw Term Loan	1,583	—
L.A. Specialty Produce Co., LLC	Revolver	1,041	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	—	103
Lattice Group Holdings Bidco Limited(2)	Capex / Acquisition Facility	778	778
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	—	72
Lattice Group Holdings Bidco Limited(2)	Revolver	—	18
LeadsOnline, LLC	Revolver	2,603	2,603

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
LHS Borrower, LLC(2)	Revolver	610	725
Lido Purchaser, Inc.(2)	Delayed Draw Term Loan	4,081	—
Lighthouse Finco SARL(2)(4)	Capex / Acquisition Facility	675	—
Lockmasters Security Intermediate, Inc.	Delayed Draw Term Loan	1,024	1,024
Lockmasters Security Intermediate, Inc.	Revolver	868	868
London Buyer, LLC	Delayed Draw Term Loan	1,276	—
London Buyer, LLC	Revolver	2,236	—
Maia Bidco Limited(2)(4)	Delayed Draw Term Loan	1,332	1,350
Maia Bidco Limited(2)(4)	Revolver	333	337
Main Line Commercial Pools LLC(2)	Delayed Draw Term Loan	2,362	—
Main Line Commercial Pools LLC(2)	Revolver	591	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	32	—
Marmoutier Holding B.V.(2)(3)	Term Loan	—	42
Matrix Buyer, LLC(2)	Delayed Draw Term Loan	473	—
Matrix Buyer, LLC(2)	Revolver	344	—
MB Purchaser, LLC	Delayed Draw Term Loan	1,350	1,350
MB Purchaser, LLC	Revolver	769	769
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	—	4,837
Media Recovery, Inc. (SpotSee)	Revolver	635	635
Media Recovery, Inc. (SpotSee)(4)	Revolver	786	797
Megawatt Acquisitionco, Inc.(2)	Revolver	515	665
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	793	778
MIV Buyer, LLC(2)	Delayed Draw Term Loan	1,000	1,260
MIV Buyer, LLC(2)	Revolver	490	311
Modern Star Holdings Bidco Pty Limited(5)	Term Loan	—	952
Momentum Textiles, LLC(2)	Revolver	923	923
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	297	593
MSI Express Inc.(2)	Revolver	727	723
Nationwide Legal Services, LLC(2)	Delayed Draw Term Loan	5,458	—
Nationwide Legal Services, LLC(2)	Revolver	1,527	—
NAW Buyer LLC	Delayed Draw Term Loan	2,540	4,554
NAW Buyer LLC	Revolver	1,894	1,894
Next Holdco, LLC	Revolver	733	733
NF Holdco, LLC(2)	Revolver	232	630
Northstar Recycling, LLC	Revolver	3,527	3,527
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	248	255
OAC Holdings I Corp	Revolver	587	1,370
ORS Buyer, Inc.	Revolver	781	—
OSP AFS Buyer, LLC	Delayed Draw Term Loan	5,699	5,699
OSP AFS Buyer, LLC	Revolver	1,309	1,309
OSP Hamilton Purchaser, LLC(2)	Revolver	1,145	1,145
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	735	735
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	584	584
Owl Intermediate Holdings, LLC(2)	Revolver	1,535	1,900
Panther Bidco Pty Ltd(2)(5)	Capex / Acquisition Facility	712	—
Pepper Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	820	—
Polara Enterprises, L.L.C.	Revolver	1,265	949

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	3,700	782
PowerGEM Buyer, Inc.(2)	Revolver	785	579
Premium Invest(3)	Capex / Acquisition Facility	1,772	1,820
Proceed Legal Inc.	Delayed Draw Term Loan	3,624	—
Proceed Legal Inc.	Revolver	439	—
Process Insights Acquisition, Inc.(2)	Revolver	507	—
ProfitOptics, LLC(2)	Revolver	484	484
Pro-Vision Solutions Holdings, LLC	Revolver	1,870	1,932
Qima Finance LTD(2)	Capex / Acquisition Facility	796	655
R1 Holdings, LLC(2)	Revolver	219	219
Randys Holdings, Inc.	Delayed Draw Term Loan	32	630
Randys Holdings, Inc.	Revolver	1,655	1,865
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,956	2,956
Rapid Buyer LLC(2)	Revolver	1,478	1,478
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	806	1,111
Real Chemistry Intermediate III, Inc.(2)	Revolver	1,000	1,000
Recon Buyer LLC	Delayed Draw Term Loan	1,697	4,837
Recon Buyer LLC	Revolver	612	612
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	32	145
RKD Group, LLC	Delayed Draw Term Loan	1,278	1,645
RKD Group, LLC	Revolver	1,135	1,135
Rocade Holdings LLC(2)	Delayed Draw Term Loan	810	7,133
Rocade Holdings LLC(2)	Preferred Equity	7,000	7,000
Rock Labor LLC(2)	Revolver	1,103	1,103
ROI Solutions LLC(2)	Delayed Draw Term Loan	2,256	2,256
ROI Solutions LLC(2)	Revolver	3,138	3,138
RPX Corporation	Revolver	1,524	3,024
Ruby Bidco Pty Ltd(5)	Delayed Draw Term Loan	666	642
Saab Purchaser, Inc.(2)	Revolver	2,394	2,394
Sanoptis S.A.R.L.(3)	Term Loan	564	2,786
Sapphire Bidco S.A.R.L.(2)(3)	Delayed Draw Term Loan	977	1,048
SBP Holdings LP	Delayed Draw Term Loan	7,905	7,905
SBP Holdings LP	Revolver	3,250	3,250
Scout Bidco B.V.(2)(3)	Revolver	662	680
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	656	2,051
SCP CDH Buyer, Inc.	Revolver	974	974
SCP Medical Products, LLC.(2)	Revolver	128	213
Screenvision, LLC	Revolver	613	613
Security Holdings B.V.(2)(3)	Revolver	237	822
Sinari Invest(2)(3)	Delayed Draw Term Loan	495	509
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	—	2,729
Skyvault Holdings LLC(2)	Equity	—	910
SmartShift Group, Inc.	Revolver	1,651	1,651
Solo Buyer, L.P.(2)	Revolver	1,164	1,130
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	797	1,041
SPATCO Energy Solutions, LLC(2)	Revolver	891	1,188

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
Spatial Business Systems LLC	Revolver	—	406
SRS Acquiom Holdings LLC	Revolver	973	—
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	694	—
Stage 3 Holdco LLC	Revolver	588	—
Stage 3 Holdco LLC	Term Loan	1,471	—
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	1,195	1,953
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	—	292
Superjet Buyer, LLC(2)	Revolver	1,459	1,459
Surface Finishing Technologies Inc.(2)	Delayed Draw Term Loan	3,516	—
Surface Finishing Technologies Inc.(2)	Revolver	1,758	—
SVI International LLC	Revolver	—	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	1,152	3,455
Swoop Intermediate III, Inc.	Revolver	818	818
Syntax Midco 2 Inc.	Delayed Draw Term Loan	601	601
Syntax Midco 2 Inc.	Revolver	2,074	1,763
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	1,123	1,123
TA KHP Aggregator, L.P.	Revolver	448	448
Tallman Equipment Co., Inc.(2)	Delayed Draw Term Loan	2,353	—
Tallman Equipment Co., Inc.(2)	Revolver	1,176	—
Tank Holding Corp(2)	Revolver	771	873
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	—	1,217
TAPCO Buyer LLC	Revolver	1,203	1,415
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	39	169
Techone B.V.(3)	Revolver	—	558
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	5,481	7,144
Tencarva Machinery Company, LLC(2)	Revolver	2,103	2,103
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	3,430	3,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	2,261	2,261
THG Acquisition, LLC	Delayed Draw Term Loan	592	1,629
THG Acquisition, LLC	Revolver	1,141	1,314
Transportation Insight, LLC	Revolver	1,068	1,281
Trintech, Inc.	Revolver	—	383
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	4,174	7,596
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	112	117
UHY Advisors, Inc.	Delayed Draw Term Loan	3,100	8,143
UHY Advisors, Inc.	Revolver	2,766	2,494
UNA 658 Equity Management GmbH(2)(3)	Capex / Acquisition Facility	209	—
Unither (Uniholding)(3)	Delayed Draw Term Loan	63	259
Unosquare, LLC(2)	Delayed Draw Term Loan	2,106	2,106
Unosquare, LLC(2)	Revolver	661	661
Vista Acquisition, LLC(2)	Delayed Draw Term Loan	1,031	—
Vista Acquisition, LLC(2)	Revolver	915	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	9,712	12,065
Whitcraft Holdings, Inc.	Delayed Draw Term Loan	—	171
Whitcraft Holdings, Inc.	Revolver	1,169	1,886
Woodland Foods, LLC(2)	Revolver	1,396	2,793

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
World 50, Inc.	Revolver	973	973
WWEC HOLDINGS III CORP	Revolver	2,484	2,484
Zelda Luxco S.A.S(2)(3)	Delayed Draw Term Loan	1,216	1,249
Total unused commitments to extend financing		$413,217	$400,635
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of June 30, 2026 and December 31, 2025, the Company had guaranteed €6.0 million and €4.0 million, respectively ($6.9 million U.S. dollars and $4.7 million U.S. dollars, respectively) relating to a credit facility among Santander Consumer Bank GmbH and MVC Automotive Group GmbH (“MVC Auto”), which will be in place for the holding period of the associated asset, unless terminated earlier in accordance with the terms of the credit facility. The Company would be required to make payments to Santander Consumer Bank GmbH if MVC Auto were to default on their related payment obligations. As of December 31, 2025, the Company had guaranteed €6.0 million ($7.0 million U.S. dollars) relating to credit facilities among Erste Bank and MVC Auto, that matured on June 30, 2026. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended	Six Months Ended
($ in thousands, except share and per share amounts)	June 30, 2026	June 30, 2025
Per share data:
Net asset value at beginning of period	$11.09	$11.29
Net investment income (1)	0.52	0.53
Net realized gain (loss) on investments / CSAs / foreign currency transactions / forward currency contracts (1)(2)	0.07	(0.14)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	(0.23)	0.12
Total increase (decrease) from investment operations (1)	0.36	0.51
Dividends / distributions paid to stockholders from net investment income	(0.52)	(0.62)
Deemed contribution - CSA (See Note 2)	0.01	—
Net asset value at end of period	$10.94	$11.18
Market value at end of period (3)	$8.52	$9.14
Shares outstanding at end of period	104,706,884	105,158,938
Net assets at end of period	$1,145,886	$1,175,844
Average net assets	$1,174,329	$1,199,210
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (4)	12.08%	13.78%
Ratio of net investment income to average net assets (annualized)	9.34%	9.37%
Portfolio turnover ratio (annualized)	11.76%	10.96%
Total return (5)	(1.26)%	2.00%
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
9. SUBSEQUENT EVENTS
On August 5, 2026, the Board declared a quarterly distribution of $0.26 per share payable on September 9, 2026 to holders of record as of September 2, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2026, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
Overview of Our Business
We are a Maryland corporation incorporated on October 10, 2006. In August 2018, in connection with the closing of an externalization transaction through which Barings LLC (“Barings” or the “Adviser”) agreed to become our external investment adviser, we entered into an investment advisory agreement and an administration agreement (the “Administration Agreement”) with Barings. In connection with the completion of our acquisition of MVC Capital, Inc., a Delaware corporation, on December 23, 2020, we entered into an amended and restated investment advisory agreement (the “Amended and Restated Advisory Agreement”) with Barings on December 23, 2020, following approval of the Amended and Restated Advisory Agreement by our stockholders at our December 23, 2020 special meeting of stockholders. The terms of the Amended and Restated Advisory Agreement became effective on January 1, 2021. In connection with the completion of our acquisition of Sierra Income Corporation on February 25, 2022 (the “Sierra Merger”), we entered into a second amended and restated investment advisory agreement (the “Second Amended Barings BDC Advisory Agreement”) with the Adviser. On June 24, 2023, we entered into the third amended and restated advisory agreement with the Adviser in order to update the term of the agreement to expire on June 24 of each year subject to annual re-approval in accordance with its terms (the “Barings BDC Advisory Agreement”). All other terms and provisions of the Second Amended Barings BDC Advisory Agreement between us and the Adviser, including with respect to the calculation of the fees payable to the Adviser, remained unchanged under the Barings BDC Advisory Agreement. Under the terms of the Barings BDC Advisory Agreement and the Administration Agreement, Barings serves as our investment adviser and administrator and manages our investment portfolio and performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation.
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
The weighted average yields as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Debt investments other than non-accrual debt investments (1)	9.4%	9.5%
Total debt investments (2)	9.1%	9.0%
Debt investments other than non-accrual debt investments and other income producing securities (3)	9.9%	10.0%
Total debt investments and other income producing securities (4)	9.7%	9.6%

(1)Weighted average yield on debt investments other than non-accrual debt investments is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments, divided by (b) the principal amount of our outstanding debt investments, other than non-accrual debt investments.
(2)Weighted average yield on total debt investments is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments, divided by (b) the principal amount of our outstanding debt investments, including non-accrual debt investments.
(3)Weighted average yield on debt investments other than non-accrual debt investments and other income producing securities is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments and other income producing securities divided by (b) the sum of the principal amount of our outstanding debt investments, other than non-accrual debt investments, and the fair value of other income producing securities. Other income producing securities represent annualized amounts of the regular dividend received by us related to our equity investments in Jocassee Partners LLC (“Jocassee”), Sierra Senior Loan Strategy JV I LLC (“Sierra JV”), Rocade Holdings LLC (“Rocade”) and Eclipse Business Capital, LLC (“Eclipse”) during the most recent quarter end.
(4)Weighted average yield on total debt investments and other income producing securities is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments and other income producing securities divided by (b) the sum of the principal amount of our outstanding debt investments, including non-accrual debt investments, and the fair value of other income producing securities. Other income producing securities represent annualized amounts of the regular dividend received by us related to our equity investments in Jocassee, Sierra JV, Rocade and Eclipse during the most recent quarter end.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the oversight of our Board of Directors (the “Board”), the portfolio managers manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings Global Private Finance and Capital Solutions investment teams (“Barings GPF”) is part of Barings’ $392.1 billion Global Fixed Income Platform (as of June 30, 2026) that invests in liquid, private and structured credit. Barings GPF manages private funds and separately managed accounts, along with multiple public vehicles.
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

Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of June 30, 2026, our asset coverage ratio was 181.2%.
Portfolio Composition
The total value of our investment portfolio was $2,458.6 million as of June 30, 2026, as compared to $2,398.5 million as of December 31, 2025. As of June 30, 2026, we had investments in 342 portfolio companies with an aggregate cost of $2,500.4 million. As of December 31, 2025, we had investments in 333 portfolio companies with an aggregate cost of $2,424.3 million. As of both June 30, 2026 and December 31, 2025, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2026 and December 31, 2025, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2026:
Senior debt and 1st lien notes	$1,768,638	71%	$1,725,708	70%
Subordinated debt and 2nd lien notes	236,879	9	234,415	10
Structured products	26,019	1	24,201	1
Equity shares	389,739	16	435,572	18
Equity warrants	76	—	1,267	—
Royalty rights	1,237	—	1,459	—
Investment in joint ventures	77,777	3	35,968	1
	$2,500,365	100%	$2,458,590	100%
December 31, 2025:
Senior debt and 1st lien notes	$1,704,910	70%	$1,676,334	70%
Subordinated debt and 2nd lien notes	195,392	8	190,290	8
Structured products	39,462	2	29,627	1
Equity shares	382,930	16	436,466	18
Equity warrants	76	—	1,170	—
Royalty rights	1,292	—	1,486	—
Investment in joint ventures	100,218	4	63,151	3
	$2,424,280	100%	$2,398,524	100%
Investment Activity
During the six months ended June 30, 2026, we made 34 new portfolio company investments totaling $231.0 million and made investments in existing portfolio companies totaling $139.8 million. We had 18 loans repaid totaling $115.7 million and recognized a net realized gain on these transactions of $0.3 million. We also received $90.0 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $0.2 million. In addition, we sold $51.7 million of middle-market portfolio debt investments to our joint venture, recognizing a net realized loss on these transactions of $0.1 million. We received $27.2 million of return of capital from our joint ventures, equity, and royalty rights investments. Also, investments in three portfolio companies were restructured, which resulted in a net realized loss of $11.6 million. Lastly, we received proceeds related to the sale of equity investments and the collateralized loan obligation (“CLO”) investments acquired in the Sierra Merger totaling $8.1 million and recognized a net realized loss on such sales totaling $3.6 million.

During the six months ended June 30, 2025, we made 33 new portfolio company investments totaling $266.9 million and made investments in existing portfolio companies totaling $139.0 million. We had 24 loans repaid totaling $125.2 million and recognized a net realized loss on these transactions of $27.9 million. We also received $69.4 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $0.1 million. We received $9.2 million of return of capital from our joint ventures, equity, and royalty rights investments. We also received proceeds of $4.7 million related to the exit of one of our royalty rights investments and recognized a realized gain on such exit of $2.5 million. In addition, we sold $55.9 million of middle-market portfolio debt investments to our joint ventures, recognizing a net realized gain on these transactions of $0.7 million. Also, investments in two portfolio companies were restructured, which resulted in a net realized loss of $2.3 million. Lastly, we received proceeds related to the sales and exits of equity investments totaling $9.1 million and recognized a net realized loss on such sales totaling $1.7 million.
Total portfolio investment activity for the six months ended June 30, 2026 and 2025 was as follows:

Six Months Ended June 30, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,676,334	$190,290	$29,627	$436,466	$1,170	$1,486	$63,151	$2,398,524
New investments	279,531	89,613	—	1,682	—	—	—	370,826
Investment restructuring	(8,462)	36	—	8,426	—	—	—	—
Proceeds from sales of investments / return of capital	(43,839)	(9,893)	(1,307)	(11,439)	—	(56)	(22,441)	(88,975)
Loan origination fees received	(3,488)	(903)	—	—	—	—	—	(4,391)
Principal repayments received	(161,603)	(39,004)	(3,134)	—	—	—	—	(203,741)
Payment-in-kind interest /dividend	4,922	4,675	—	2,625	—	—	—	12,222
Accretion of loan premium /discount	661	3	—	—	—	—	—	664
Accretion of deferred loan origination revenue	4,285	493	—	—	—	—	—	4,778
Realized gain (loss)	(8,278)	(3,535)	(9,001)	5,515	—	—	—	(15,299)
Unrealized appreciation (depreciation)	(14,355)	2,640	8,016	(7,703)	97	29	(4,742)	(16,018)
Fair value, end of period	$1,725,708	$234,415	$24,201	$435,572	$1,267	$1,459	$35,968	$2,458,590

Six Months Ended June 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,686,411	$165,455	$79,548	$409,129	$2,732	$5,833	$100,164	$2,449,272
New investments	334,905	46,395	7,500	17,158	—	—	—	405,958
Proceeds from sales of investments / return of capital	(63,943)	(3)	(8,909)	(9,037)	—	(4,753)	(5,044)	(91,689)
Loan origination fees received	(6,628)	(1,615)	—	—	—	—	—	(8,243)
Principal repayments received	(127,416)	(22,434)	(31,909)	—	—	—	—	(181,759)
Payment-in-kind interest / dividends	4,109	439	—	7,029	—	—	—	11,577
Accretion of loan premium / discount	785	99	11	—	—	—	—	895
Accretion of deferred loan origination revenue	4,626	444	143	—	—	—	—	5,213
Realized gain (loss)	(18,830)	(9,417)	(1,355)	5,667	—	2,467	(7,348)	(28,816)
Unrealized appreciation (depreciation)	37,090	13,105	629	10,590	(1,645)	(2,005)	3,710	61,474
Fair value, end of period	$1,851,109	$192,468	$45,658	$440,536	$1,087	$1,542	$91,482	$2,623,882

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

The following table shows the classification of our investments by risk rating as of June 30, 2026 and December 31, 2025. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	June 30, 2026		December 31, 2025
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$174,014	7%	$224,463	9%
Category 2	1,812,769	75	1,687,789	72
Category 3	299,057	12	280,262	12
Category 4	109,714	5	114,148	5
Category 5	29,856	1	53,876	2
Total	$2,425,410	100%	$2,360,538	100%

(1) Excludes 9.1% member interest in Jocassee.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2026, we had 11 portfolio companies with investments on non-accrual, the aggregate fair value of which was $13.7 million, which comprised 0.6% of the total fair value of our portfolio, and the aggregate cost of which was $38.3 million, which comprised 1.5% of the total cost of our portfolio. Excluding the non-accrual assets that are covered by the New Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings, the non-accruals as of June 30, 2026 comprised 0.2% of the total fair value of our portfolio and 0.9% of the aggregate cost of our portfolio. As of December

31, 2025, we had seven portfolio companies with investments on non-accrual, the aggregate fair value of which was $17.0 million, which comprised 0.7% of the total fair value of our portfolio, and the aggregate cost of which was $33.5 million, which comprised 1.4% of the total cost of our portfolio. Excluding the non-accrual assets that are covered by the Prior Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings, the non-accruals as of December 31, 2025 comprised 0.2% of the total fair value of our portfolio and 0.7% of the aggregate cost of our portfolio.
A summary of our non-accrual assets as of June 30, 2026 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investment in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Acogroup for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Acogroup was $8.1 million and the fair value of such investment was $1.6 million.
Bariacum S.A.
During the quarter ended December 31, 2025, we placed our debt investment in Bariacum S.A., or Bariacum, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Bariacum for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Bariacum was $3.3 million and the fair value of such investment was nil.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Biolam was $2.5 million and the fair value of such investment was $1.3 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of June 30, 2026, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $1.9 million and the fair value of such investment was $0.1 million.
Eurofins Digital Testing International LUX Holding SARL
During the quarter ended March 31, 2026, we placed our subordinated debt investment in Eurofins Digital Testing International LUX Holding SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our subordinated debt investment in Eurofins for financial reporting purposes. As of June 30, 2026, the cost of our subordinated debt investment in Eurofins was $1.5 million and the fair value of such investment was nil.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of June 30, 2026, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was nil.
Polymer Solutions Group Holdings, LLC
In connection with the Sierra Merger, we purchased our debt investment in Polymer Solutions Group Holdings, LLC, or Polymer. During the quarter ended December 31, 2024, we placed our debt investment in Polymer on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Polymer for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Polymer was $1.0 million and the fair value of such investment was $0.3 million.

RA Outdoors, LLC
In connection with the Sierra Merger, we purchased our debt investments in RA Outdoors, LLC, or RA Outdoors. During the quarter ended September 30, 2025, we placed our debt investments in RA Outdoors on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in RA Outdoors for financial reporting purposes. As of June 30, 2026, the cost of our debt investments in RA Outdoors was $16.4 million and the fair value of such investments was $8.6 million.
Scaled Agile, Inc.
During the quarter ended June 30, 2026, we placed our debt investments in Scaled Agile, Inc., or Scaled Agile, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Scaled Agile for financial reporting purposes. As of June 30, 2026, the cost of our debt investments in Scaled Agile was $2.2 million and the fair value of such investments was $0.9 million.
Team Air Distributing, LLC
During the quarter ended June 30, 2026, we placed our debt investment in Team Air Distributing, LLC, or Team Air, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Team Air for financial reporting purposes. As of June 30, 2026, the cost of our debt investments in Team Air was $0.8 million and the fair value of such investments was $0.7 million.
Terrybear, Inc.
During the quarter ended March 31, 2026, we placed our debt investment in Terrybear, Inc., or Terrybear, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Terrybear for financial reporting purposes. As of June 30, 2026, the cost of our debt investments in Terrybear was $0.3 million and the fair value of such investments was $0.2 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of June 30, 2026, the cost of our debt investment in A.T. Holdings was $11.9 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $7.5 million, or 0.3% of the total fair value of our portfolio.
Results of Operations
Comparison of the three and six months ended June 30, 2026 and June 30, 2025
Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$65,202	$74,398	$125,768	$138,837
Total operating expenses	34,743	43,780	69,009	81,428
Net investment income before taxes	30,459	30,618	56,759	57,409
Income taxes, including excise tax expense	1,504	808	1,904	1,208
Net investment income after taxes	28,955	29,810	54,855	56,201
Net realized gains (losses)	18,803	(15,157)	8,013	(16,227)
Net unrealized appreciation (depreciation)	(29,427)	5,906	(24,546)	13,161
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(10,624)	(9,251)	(16,533)	(3,066)
Net increase in net assets resulting from operations	$18,331	$20,559	$38,322	$53,135
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Total interest income	$42,596	$50,217	$83,768	$95,837
Total dividend income	14,021	14,593	25,926	25,335
Total fee and other income	3,713	4,880	6,406	8,454
Total payment–in–kind interest income	4,730	4,508	9,363	8,827
Interest income from cash	142	200	305	384
Total investment income	$65,202	$74,398	$125,768	$138,837
The change in total investment income for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025 was primarily due to a decrease in the amount of our outstanding debt investments, decreased weighted average yield on the portfolio and decreased fee and other income. The amount of our outstanding debt investments decreased from $2,243.3 million as of June 30, 2025 to $2,078.3 million as of June 30, 2026. In addition, the weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, decreased from 9.8% as of June 30, 2025 to 9.4% as of June 30, 2026. For the three and six months ended June 30, 2026, fee and other income was $3.7 million and $6.4 million, respectively, as compared to $4.9 million and $8.5 million for the three and six months ended June 30, 2025, respectively.
Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses:
Interest and other financing fees	$19,929	$22,176	$38,863	$42,373
Base management fee	7,928	8,193	16,222	16,211
Incentive management fees	4,959	11,117	9,682	18,855
General and administrative expenses	1,927	2,294	4,242	3,989
Total operating expenses	$34,743	$43,780	$69,009	$81,428
Interest and Other Financing Fees
The decrease in interest and other financing fees for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, was primarily attributed to lower weighted average borrowings outstanding and a lower weighted average interest rate on the February 2019 Credit Facility, partially offset by higher net unsecured debt outstanding as of June 30, 2026. For the three and six months ended June 30, 2026, the weighted average borrowings outstanding on the February 2019 Credit Facility were $305.0 million and $259.9 million, respectively, as compared to $559.1 million and $485.1 million, for the three and six months ended June 30, 2025, respectively. The weighted average interest rate on the February 2019 Credit Facility for the three and six months ended June 30, 2026 was 4.8% and 4.5%, respectively, as compared to 5.8% and 5.9%, for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, the weighted average unsecured debt outstanding was $1,132.5 million and $1,157.3 million, respectively, as compared to $1,025.0 million for both the three and six months ended June 30, 2025. The weighted average interest rate on the unsecured debt for both the three and six months ended June 30, 2026 was 5.1% as compared to 4.9% for both the three and six months ended June 30, 2025.
Base Management Fee
Under the terms of the Barings BDC Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets, excluding cash and cash equivalents, at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. Base Management Fees for any partial month or quarter are appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2026, the amount of Base Management Fees incurred were approximately $7.9 million and $16.2 million, respectively. For the three and six months ended June 30, 2025, the amount of Base Management Fees incurred were approximately $8.2 million and $16.2 million, respectively.

The decrease in the Base Management Fees for the three months ended June 30, 2026 versus the three months ended June 30, 2025 is primarily related to the average value of gross assets decreasing from $2,621.7 million as of the end of the two most recently completed calendar quarters prior to June 30, 2025 to $2,537.0 million as of the end of the two most recently completed calendar quarters prior to June 30, 2026. For both the three and six months ended June 30, 2026 and 2025, the Base Management Fee rate was 1.250%.
Incentive Fee
Under the Barings BDC Advisory Agreement, we pay Barings an incentive fee (the “Incentive Fee”). A portion of the Incentive Fee is based on our income (the “Income-Based Fee”) and a portion is based on our capital gains (the “Capital Gains Fee”). The Income-Based Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate pre-incentive fee net investment income in respect of the current calendar quarter and the eleven preceding calendar quarters beginning with the calendar quarter that commences on or after January 1, 2021, as the case may be (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commences on or after January 1, 2021) exceeds (y) the hurdle amount as calculated for the same period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Barings BDC Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2026, the amount of Income-Based Fees incurred were $5.0 million and $9.7 million, respectively, as compared to $11.1 million and $18.9 million, for the three and six months ended June 30, 2025, respectively. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (a) 20% of the Cumulative Pre-Incentive Fee Net Return during the relevant Trailing Twelve Quarters less (b) the aggregate Income-Based Fees that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap.
The incentive fee for both the three and six months ended June 30, 2026 and June 30, 2025, was limited to the Incentive Fee Cap. The Incentive Fee Cap for the three and six months ended June 30, 2026 was lower than the Incentive Fee Cap for the three and six months ended June 30, 2025 as a result of an increase in Cumulative Pre-Incentive Fee Net Return partially offset by a greater increase in incentive fees paid in the trailing twelve quarters (or portion thereof).
General and Administrative Expenses
We entered into the Administration Agreement with Barings in August 2018. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount to be negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement. For the three and six months ended June 30, 2026, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2025, the amount of administration expenses incurred and invoiced by Barings for expenses was approximately $0.4 million and $0.7 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our Board for their service on the Board, directors’ and officers’ insurance costs, as well as legal and accounting expenses.

Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(7,077)	$6,024	$(15,230)	$(4,360)
Control investments	(72)	(17,109)	(69)	(24,456)
Net realized gains (losses) on investments	(7,149)	(11,085)	(15,299)	(28,816)
Credit support agreements	22,628	9,400	22,628	9,400
Foreign currency transactions	289	787	(2,153)	2,235
Forward currency contracts	3,035	(14,259)	2,837	954
Net realized gains (losses)	$18,803	$(15,157)	$8,013	$(16,227)
During the three months ended June 30, 2026, we recognized net realized gains totaling $18.8 million, which consisted primarily of a gain on the termination of the Prior Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings of $22.6 million, a net gain on forward currency contracts of $3.0 million and a net gain on foreign currency transactions of $0.3 million, partially offset by a net loss on our investment portfolio of $7.1 million. The net loss on our investment portfolio predominantly related to a $7.2 million loss on the restructuring of two portfolio company investments and a $2.2 million loss on the sale and exit of one CLO investment acquired in the Sierra Merger, partially offset by a gain of $1.1 million on the sale of one equity investment, which were all primarily reclassified from net unrealized depreciation during the three months ended June 30, 2026. The $2.2 million loss on the CLO investment acquired in the Sierra Merger was covered by the Prior Sierra Credit Support Agreement with Barings. During the six months ended June 30, 2026, we recognized net realized gains totaling $8.0 million, which consisted primarily of a gain on the termination of the Prior Sierra Credit Support Agreement with Barings of $22.6 million and a net gain on forward currency contracts of $2.8 million, partially offset by a net loss on our investment portfolio of $15.3 million and a net loss on foreign currency transactions of $2.2 million. The net loss on our investment portfolio predominantly related to a $11.6 million loss on the restructuring of three portfolio company investments, a $9.1 million loss on the sale and exit of six CLO investments acquired in the Sierra Merger and a $1.1 million loss on the exit of one debt investment, partially offset by a gain of $4.7 million on the sale of equity investments in three portfolio companies. The net losses on these exits were predominantly reclassified from net unrealized depreciation and the $9.1 million loss on the CLO investments acquired in the Sierra Merger was covered by the Prior Sierra Credit Support Agreement with Barings.
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

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$324	$8,975	$(10,245)	$31,205
Affiliate investments	(3,837)	663	(548)	(1,197)
Control investments	(2,467)	17,817	(5,221)	30,447
Net unrealized appreciation (depreciation) on investments	(5,980)	27,455	(16,014)	60,455
Credit support agreements	(21,400)	(3,000)	(16,100)	1,350
Foreign currency transactions	1,200	(15,205)	5,300	(22,983)
Forward currency contracts	(3,247)	(3,344)	2,268	(25,661)
Net unrealized appreciation (depreciation)	$(29,427)	$5,906	$(24,546)	$13,161
During the three months ended June 30, 2026, we recorded net unrealized depreciation totaling $29.4 million, consisting of unrealized depreciation of $21.4 million related to the realized gain on the termination of the Prior Sierra Credit Support Agreement with Barings, net unrealized depreciation on our current portfolio of $14.8 million, net unrealized depreciation related to forward currency contracts of $3.2 million and deferred taxes of $0.1 million, partially offset by net unrealized appreciation reclassification adjustments of $9.0 million related to the net realized losses on the sales / exits of certain investments and net unrealized appreciation related to foreign currency transactions of $1.2 million. The net unrealized depreciation on our current portfolio of $14.8 million was driven primarily by broad market moves for investments of $6.9 million, the credit or fundamental performance of investments of $6.9 million and the impact of foreign currency exchange rates on investments of $1.0 million.
During the six months ended June 30, 2026, we recorded net unrealized depreciation totaling $24.5 million, consisting of net unrealized depreciation on our current portfolio of $32.4 million and unrealized depreciation of $16.1 million on the Prior Sierra Credit Support Agreement with Barings, partially offset by net unrealized appreciation reclassification adjustments of $16.3 million related to the net realized losses on the sales / exits of certain investments, net unrealized appreciation related to foreign currency transactions of $5.3 million and net unrealized appreciation related to forward currency contracts of $2.3 million. The net unrealized depreciation on our current portfolio of $32.4 million was driven primarily by the credit or fundamental performance of investments of $15.6 million, broad market moves for investments of $9.5 million and the impact of foreign currency exchange rates on investments of $7.3 million.
During the three months ended June 30, 2025, we recorded net unrealized appreciation totaling $5.9 million, consisting of net unrealized appreciation on our current portfolio of $14.7 million, net unrealized appreciation reclassification adjustments of $12.8 million related to the net realized losses on the sales / exits of certain investments, unrealized appreciation of $6.4 million on the Prior Sierra Credit Support Agreement with Barings, partially offset by net unrealized depreciation related to foreign currency transactions of $15.2 million, unrealized depreciation of $9.4 million related to the realized gain on the termination of the MVC Credit Support Agreement with Barings and net unrealized depreciation related to forward currency contracts of $3.3 million. The net unrealized appreciation on our current portfolio of $14.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $34.2 million, partially offset by the credit or fundamental performance of investments of $13.0 million and broad market moves for investments of $6.5 million.
During the six months ended June 30, 2025, we recorded net unrealized appreciation totaling $13.2 million, consisting of net unrealized appreciation on our current portfolio of $31.7 million, net unrealized appreciation reclassification adjustments of $29.8 million related to the net realized losses on the sales / exits of certain investments, unrealized appreciation of $7.0 million on the Prior Sierra Credit Support Agreement with Barings, partially offset by net unrealized depreciation related to forward currency contracts of $25.7 million, net unrealized depreciation related to foreign currency transactions of $23.0 million, unrealized depreciation of $5.6 million on the MVC Credit Support Agreement with Barings and deferred taxes of $1.0 million. The net unrealized appreciation on our current portfolio of $31.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $49.0 million and broad market moves for investments of $1.3 million, partially offset by the credit or fundamental performance of investments of $18.6 million.
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
Cash Flows
For the six months ended June 30, 2026, we experienced a net increase in cash in the amount of $3.1 million. During that period, our operating activities provided $83.7 million in cash, with proceeds from sales or repayments of portfolio investments totaling $342.3 million and other cash collections from investments exceeding purchases of portfolio investments of $368.9 million. In addition, our financing activities used net cash of $80.6 million, consisting of the repayment of the $80.0 million Series D Notes (as defined below) and dividends paid in the amount of $54.4 million, partially offset by net borrowings under the February 2019 Credit Facility of $53.8 million. As of June 30, 2026, we had $69.9 million of cash and foreign currencies on hand, including $18.3 million of restricted cash.
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
As of June 30, 2026, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $122.5 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 5.594% (one month SOFR of 3.619%), borrowings denominated in Canadian dollars of C$2.0 million ($1.4 million U.S. dollars) with an interest rate of 4.451% (one month CORRA of 2.576%) and borrowings denominated in Euros of €134.1 million ($153.3 million U.S. dollars) with a weighted average interest rate of 4.056% (one month EURIBOR of 2.181%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2026, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $277.2 million. See “Note 5. Borrowings — February 2019 Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of June 30, 2026, we were in compliance with all covenants under the November 2020 NPA.
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
As of June 30, 2026, the fair value of the outstanding Series C Notes was $110.2 million. The fair value determinations of the Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of June 30, 2026, we were in compliance with all covenants under the February 2021 NPA.
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
As of June 30, 2026, the fair value of the outstanding Series E Notes was $67.2 million. The fair value determinations of the Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2026 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture. As of June 30, 2026, we were in compliance with all covenants under the November 2026 Notes Indenture.
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
As of June 30, 2026, the fair value of the outstanding November 2026 Notes was $344.1 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2029 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements (but giving effect to exemptive relief granted to us by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture. As of June 30, 2026, we were in compliance with all covenants under the February 2029 Notes Indenture.

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
As of June 30, 2026, the fair value of the outstanding February 2029 Notes was $298.8 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 7.00% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2026, the interest rate swap had a fair value of $(1.2) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The September 2028 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to us by the SEC), and to provide financial information to the holders of the September 2028 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2028 Notes Indenture. As of June 30, 2026, we were in compliance with all covenants under the September 2028 Notes Indenture.
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
As of June 30, 2026, the fair value of the outstanding September 2028 Notes was $294.4 million. The fair value determinations of the September 2028 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the September 2028 Notes, on September 15, 2025, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 5.20% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.059%. The swap transaction matures on September 15, 2028. The interest expense related to the September 2028 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2026, the interest rate swap had a fair value of $(5.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2028 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Share Repurchase Programs
On February 20, 2025, our Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2026. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the six months ended June 30, 2026, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 19, 2026, our Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the six months ended June 30, 2026, we did not repurchase any shares pursuant to the Share Repurchase Program.
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
Recent Developments
Subsequent to June 30, 2026, we made approximately $107.5 million of new commitments, of which $73.6 million closed and funded. The $73.6 million of investments consists of $72.4 million of first lien senior secured debt investments and $1.2 million of equity investments. The weighted average yield of the debt investments was 9.1%. In addition, we funded $24.1 million of previously committed revolvers and delayed draw term loans.
On August 5, 2026, the Board declared a quarterly distribution of $0.26 per share payable on September 9, 2026 to holders of record as of September 2, 2026.
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
As of June 30, 2026, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 215% of our total net assets, as compared to approximately 207% of our total net assets as of December 31, 2025.

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
Fee and other income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,612	$1,909	$3,423	$3,673
Management, valuation and other fees	582	660	1,150	1,226
Royalty income	26	148	68	303
Total Recurring Fee and Other Income	2,220	2,717	4,641	5,202
Non-Recurring Fee and Other Income:
Prepayment fees	648	55	651	196
Acceleration of unamortized loan origination fees	510	656	779	1,540
Advisory, loan amendment and other fees	335	1,452	335	1,516
Total Non-Recurring Fee and Other Income	1,493	2,163	1,765	3,252
Total Fee and Other Income	$3,713	$4,880	$6,406	$8,454
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
We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected upon redemption of the equity.

PIK interest and dividend income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
PIK interest income	$4,730	$4,508	$9,363	$8,827
PIK interest income as a % of investment income	7.3%	6.1%	7.4%	6.4%
PIK dividend income	$1,277	$3,458	$2,501	$6,607
PIK dividend income as % of investment income	2.0%	4.6%	2.0%	4.8%
Total PIK income	$6,007	$7,966	$11,864	$15,434
Total PIK income as a % of investment income	9.2%	10.7%	9.4%	11.1%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Unfunded Debt Commitments:
Total unfunded delayed draw loan commitments	$176,424	$173,976
Total unfunded revolving loan commitments	152,279	146,306
Total unfunded capex and acquisition facility commitments	12,514	7,443
Total unfunded debt commitments	341,217	327,725
Unfunded Equity Commitments:
Total unfunded equity commitments	65,000	65,910
Total unfunded preferred equity commitments	7,000	7,000
Total unfunded equity commitments	72,000	72,910
Total unused commitments to extend financing	$413,217	$400,635

In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of June 30, 2026 and December 31, 2025, we had guaranteed €6.0 million and €4.0 million, respectively ($6.9 million U.S. dollars and $4.7 million U.S. dollars, respectively) relating to a credit facility among Santander Consumer Bank GmbH and MVC Automotive Group GmbH (“MVC Auto”), which will be in place for the holding period of the associated asset, unless terminated earlier in accordance with the terms of the credit facility. We would be required to make payments to Santander Consumer Bank GmbH if MVC Auto were to default on their related payment obligations. As of December 31, 2025, we had guaranteed €6.0 million ($7.0 million U.S. dollars) relating to credit facilities among Erste Bank and MVC Auto, that matured on June 30, 2026. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
As of June 30, 2026, approximately $1,925.8 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of June 30, 2026, approximately $877.2 million (principal amount) of our borrowings bore interest at variable rates (approximately 62.2% of our total borrowings as of June 30, 2026) under the February 2019 Credit Facility, the February 2029 Notes and the September 2028 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the February 2019 Credit Facility, the February 2029 Notes and the September 2028 Notes.

Based on our June 30, 2026 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$57,774	$26,317	$31,457
Up 200 basis points	38,516	17,545	20,971
Up 100 basis points	19,258	8,772	10,486
Down 25 basis points	(4,814)	(2,193)	(2,621)
Down 50 basis points	(9,629)	(4,386)	(5,243)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of Income-Based Fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the Income-Based Fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of June 30, 2026, we had U.S. dollar borrowings of $122.5 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 5.594% (one month SOFR of 3.619%), borrowings denominated in Canadian dollars of C$2.0 million ($1.4 million U.S. dollars) with an interest rate of 4.451% (one month CORRA of 2.576%) and borrowings denominated in Euros of €134.1 million ($153.3 million U.S. dollars) with a weighted average interest rate of 4.056% (one month EURIBOR of 2.181%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2026, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 90,910 shares of our common stock for an aggregate of $763,220 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on May 7, 2026.
On February 19, 2026, the Board authorized a new 12-month Share Repurchase Program. Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended June 30, 2026, we did not repurchase any shares of our common stock in the open market under the Share Repurchase Program.

The following chart summarizes repurchases of our common stock for the three months ended June 30, 2026:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
April 1 through April 30, 2026	—		$—	—	$30,000
May 1 through May 31, 2026	—		—	—	30,000
June 1 through June 30, 2026	90,910	(1)	8.40	—	30,000
(1)     Includes 90,910 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Termination and Cancellation Agreement, dated May 29, 2026, by and between the Company and Barings LLC (Filed as Exhibit 10.1 on the Company’s Current Report on Form 8-K (File No. 814-00733) filed with the SEC on June 1, 2026 and incorporated herein by reference).

10.2
Credit Support Agreement, dated May 29, 2026, by and between the Company and Barings LLC (Filed as Exhibit 10.2 on the Company’s Current Report on Form 8-K (File No. 814-00733) filed with the SEC on June 1, 2026 and incorporated herein by reference).

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

BARINGS BDC, INC.

Date:	August 5, 2026	/s/ Thomas Q. McDonnell
Thomas Q. McDonnell
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	August 5, 2026	/s/ Rosa J. Epperson
Rosa J. Epperson
Chief Accounting Officer
(Principal Accounting Officer)