Form 10-Q
period 2026-09-30
Barings BDC, Inc.
filed 2026-11-05
CIK 1379785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 5, 2026 was 104,706,884.

BARINGS BDC, INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings BDC, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,008,413 and $1,951,962 as of September 30, 2026 and December 31, 2025, respectively)	$1,970,299	$1,916,364
Affiliate investments (cost of $442,982 and $386,190 as of September 30, 2026 and December 31, 2025, respectively)	445,193	399,183
Control investments (cost of $100,617 and $86,128 as of September 30, 2026 and December 31, 2025, respectively)	94,279	82,977
Total investments at fair value	2,509,771	2,398,524
Cash (restricted cash of $24,961 and $12,933 as of September 30, 2026 and December 31, 2025, respectively)	64,600	51,891
Foreign currencies (cost of $11,574 and $14,922 as of September 30, 2026 and December 31, 2025, respectively)	11,557	14,889
Interest and fees receivable	34,867	41,415
Prepaid expenses and other assets	987	981
Credit support agreement (cost of $1,329 and $44,400 as of September 30, 2026 and December 31, 2025, respectively)	1,260	60,500
Derivative assets	2,905	3,515
Deferred financing fees	7,347	8,681
Receivable from unsettled transactions	1,576	55,987
Total assets	$2,634,870	$2,636,383
Liabilities:
Accounts payable and accrued liabilities	$5,956	$7,379
Interest payable	10,611	18,451
Administrative fees payable	373	381
Base management fees payable	7,841	8,562
Incentive management fees payable	6,333	7,019
Derivative liabilities	15,323	3,619
Payable from unsettled transactions	214	183
Borrowings under credit facility	334,732	226,786
Notes payable (net of deferred financing fees)	1,110,195	1,203,321
Total liabilities	1,491,578	1,475,701
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (150,000,000 shares authorized, 104,706,884 shares issued and outstanding as of both September 30, 2026 and December 31, 2025)	104	104
Additional paid-in capital	1,864,163	1,862,834
Total distributable earnings (loss)	(720,975)	(702,256)
Total net assets	1,143,292	1,160,682
Total liabilities and net assets	$2,634,870	$2,636,383
Net asset value per share	$10.92	$11.09
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$40,369	$47,746	$119,168	$141,272
Affiliate investments	2,138	911	6,962	2,965
Control investments	120	151	264	407
Total interest income	42,627	48,808	126,394	144,644
Dividend income:
Non-Control / Non-Affiliate investments	1,681	4,298	6,043	7,109
Affiliate investments	9,691	9,879	31,255	29,586
Control investments	—	—	—	2,817
Total dividend income	11,372	14,177	37,298	39,512
Fee and other income:
Non-Control / Non-Affiliate investments	3,548	3,904	9,704	12,251
Affiliate investments	177	57	378	161
Control investments	1	43	49	47
Total fee and other income	3,726	4,004	10,131	12,459
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,792	4,401	11,570	12,156
Affiliate investments	2,169	555	2,900	1,164
Control investments	477	243	1,332	705
Total payment-in-kind interest income	6,438	5,199	15,802	14,025
Interest income from cash	131	216	437	601
Total investment income	64,294	72,404	190,062	211,241
Operating expenses:
Interest and other financing fees	20,282	21,508	59,146	63,882
Base management fee (Note 2)	7,841	8,415	24,063	24,626
Incentive management fees (Note 2)	6,333	5,634	16,014	24,489
General and administrative expenses (Note 2)	1,904	1,896	6,146	5,884
Total operating expenses	36,360	37,453	105,369	118,881
Net investment income before taxes	27,934	34,951	84,693	92,360
Income taxes, including excise tax expense	700	1,338	2,604	2,547
Net investment income after taxes	$27,234	$33,613	$82,089	$89,813

Barings BDC, Inc. Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(3,055)	$6,442	$(18,285)	$2,083
Affiliate investments	(1,233)	(4,833)	(1,233)	(4,833)
Control investments	—	6	(69)	(24,450)
Net realized gains (losses) on investments	(4,288)	1,615	(19,587)	(27,200)
Credit support agreements	—	—	22,628	9,400
Foreign currency transactions	178	76	(1,975)	2,312
Forward currency contracts	(672)	(2,998)	2,165	(2,045)
Net realized gains (losses)	(4,782)	(1,307)	3,231	(17,533)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	2,779	(14,718)	(7,466)	16,489
Affiliate investments	(5,300)	3,891	(5,848)	2,693
Control investments	2,034	(5,252)	(3,187)	25,194
Net unrealized appreciation (depreciation) on investments	(487)	(16,079)	(16,501)	44,376
Credit support agreements	(69)	1,600	(16,169)	2,950
Foreign currency transactions	757	(1,536)	6,058	(24,519)
Forward currency contracts	1,977	7,259	4,244	(18,401)
Net unrealized appreciation (depreciation)	2,178	(8,756)	(22,368)	4,406
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, credit support agreements, foreign currency transactions and forward currency contracts	(2,604)	(10,063)	(19,137)	(13,127)
Net increase (decrease) in net assets resulting from operations	$24,630	$23,550	$62,952	$76,686
Net investment income per share — basic and diluted	$0.26	$0.32	$0.78	$0.85
Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.24	$0.22	$0.60	$0.73
Dividends / distributions per share:
Regular quarterly dividends / distributions	$0.26	$0.26	$0.78	$0.78
Special dividends / distributions	—	0.05	—	0.15
Total dividends / distributions per share	$0.26	$0.31	$0.78	$0.93
Weighted average shares outstanding — basic and diluted	104,706,884	105,158,938	104,706,884	105,253,993

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2026	Number of Shares	Par Value
Balance, June 30, 2026	104,706,884	$104	$1,864,163	$(718,381)	$1,145,886
Net investment income	—	—	—	27,234	27,234
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(4,782)	(4,782)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	2,178	2,178
Distributions of net investment income	—	—	—	(27,224)	(27,224)
Balance, September 30, 2026	104,706,884	$104	$1,864,163	$(720,975)	$1,143,292

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Three Months Ended September 30, 2025	Number of Shares	Par Value
Balance, June 30, 2025	105,158,938	$105	$1,844,638	$(668,899)	$1,175,844
Net investment income	—	—	—	33,613	33,613
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(1,307)	(1,307)
Net unrealized depreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(8,756)	(8,756)
Distributions of net investment income	—	—	—	(32,599)	(32,599)
Balance, September 30, 2025	105,158,938	$105	$1,844,638	$(677,948)	$1,166,795

Barings BDC, Inc.
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2026	Number of Shares	Par Value
Balance, December 31, 2025	104,706,884	$104	$1,862,834	$(702,256)	$1,160,682
Net investment income	—	—	—	82,089	82,089
Net realized gain on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	3,231	3,231
Net unrealized depreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(22,368)	(22,368)
Distributions of net investment income	—	—	—	(81,671)	(81,671)
Deemed contribution - CSA (See Note 2)	—	—	1,329	—	1,329
Balance, September 30, 2026	104,706,884	$104	$1,864,163	$(720,975)	$1,143,292

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)	Total Net Assets
Nine Months Ended September 30, 2025	Number of Shares	Par Value
Balance, December 31, 2024	105,408,938	$105	$1,846,977	$(656,728)	$1,190,354
Net investment income	—	—	—	89,813	89,813
Net realized loss on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	(17,533)	(17,533)
Net unrealized appreciation on investments / CSAs / foreign currency transactions / forward currency contracts	—	—	—	4,406	4,406
Distributions of net investment income	—	—	—	(97,906)	(97,906)
Purchases of shares in repurchase plan	(250,000)	—	(2,339)	—	(2,339)
Balance, September 30, 2025	105,158,938	$105	$1,844,638	$(677,948)	$1,166,795

See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$62,952	$76,686
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(566,761)	(561,582)
Repayments received / sales of portfolio investments	493,021	425,436
Loan origination and other fees received	7,860	9,579
Net realized (gain) loss on investments	19,587	27,200
Net realized (gain) loss of CSAs	(22,628)	(9,400)
Net realized (gain) loss on foreign currency transactions	1,975	(2,312)
Net realized (gain) loss on forward currency contracts	(2,165)	2,045
Net unrealized (appreciation) depreciation on investments	16,501	(44,376)
Net unrealized (appreciation) depreciation of CSAs	16,169	(2,950)
Net unrealized (appreciation) depreciation on foreign currency transactions	(6,058)	24,519
Net unrealized (appreciation) depreciation on forward currency contracts	(4,244)	18,401
Payment-in-kind interest / dividends	(18,785)	(19,508)
Amortization of deferred financing fees	4,755	3,651
Accretion of loan origination and other fees	(7,137)	(7,962)
Amortization / accretion of purchased loan premium / discount	(765)	(1,022)
Proceeds from termination of CSAs	67,028	23,000
Payments for derivative contracts	(4,595)	(27,447)
Proceeds from derivative contracts	6,760	25,402
Changes in operating assets and liabilities:
Interest and fees receivable	6,143	2,031
Prepaid expenses and other assets	(6)	731
Accounts payable and accrued liabilities	(2,855)	(2,702)
Interest payable	(7,837)	(3,405)
Net cash provided by (used in) operating activities	58,915	(43,985)
Cash flows from financing activities:
Borrowings under credit facility	373,092	431,839
Repayments of credit facility	(260,959)	(540,495)
Proceeds from notes	—	300,000
Repayments of notes	(80,000)	(50,000)
Financing fees paid	—	(5,247)
Purchases of shares in repurchase plan	—	(2,339)
Cash dividends / distributions paid	(81,671)	(97,906)
Net cash provided by (used in) financing activities	(49,538)	35,852
Net increase (decrease) in cash and foreign currencies	9,377	(8,133)
Cash and foreign currencies, beginning of period	66,780	91,339
Cash and foreign currencies, end of period	$76,157	$83,206
Supplemental Information:
Cash paid for interest	$58,776	$60,376
Excise taxes paid during the period	$3,400	$4,001
Supplemental non-cash information
Deemed contribution - CSA	$1,329	$—
See accompanying notes.

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
AFT Fastener Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	07/26	07/32	$10,666	$10,475	$10,470	0.9%	(7)(8)(14)(19)
AFT Fastener Holdings, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	07/26	07/32	—	(18)	(18)	—%	(7)(8)(14)(19)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	11/22	11/28	18,970	18,776	18,812	1.6%	(7)(8)(19)
ATL II MRO Holdings Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	11/22	11/28	—	(28)	(28)	—%	(7)(8)(14)(19)
Balaena Maritime (UK) Limited	First Lien Senior Secured Term Loan	SONIA + 12.00%, 15.7% Cash	06/26	06/31	20,283	19,892	19,838	1.7%	(3)(7)(8)(22)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	659	657	659	0.1%	(7)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	12/22	11/30	7,042	6,964	7,042	0.6%	(7)(8)(19)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.25%, 8.3% Cash	12/22	11/30	130	97	130	—%	(7)(8)(14)(19)
M-Personal Protection Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	10/24	09/31	4,003	3,799	4,003	0.4%	(3)(7)(8)(16)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	03/24	03/30	4,004	3,955	4,004	0.4%	(7)(8)(19)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	03/24	03/30	150	142	150	—%	(7)(8)(14)(19)
Protego Bidco B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	02/26	03/33	1,447	1,417	1,447	0.1%	(3)(7)(8)(16)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	03/21	11/27	1,855	1,904	1,855	0.2%	(3)(7)(8)(16)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 9.1% Cash	03/21	11/26	2,225	2,305	2,225	0.2%	(3)(7)(8)(16)
Sisu Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	12/20	12/28	7,164	7,153	7,124	0.6%	(7)(8)(19)
Surface Finishing Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/26	04/32	7,207	7,107	7,315	0.6%	(7)(8)(14)(20)
Surface Finishing Technologies Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	04/26	04/32	—	(16)	—	—%	(7)(8)(14)(20)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash, 2.0% PIK	02/21	02/27	12,286	12,271	11,303	1.0%	(7)(8)(19)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	06/24	09/31	13,037	12,877	12,949	1.1%	(7)(8)(19)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 9.1% Cash	02/23	09/31	1,019	988	1,006	0.1%	(7)(8)(14)(19)
Subtotal Aerospace & Defense (9.6%)*					112,147	110,717	110,286
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.9% Cash	07/22	07/30	4,545	4,449	4,295	0.4%	(7)(8)(19)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	03/22	03/29	3,267	3,242	3,267	0.3%	(7)(8)(19)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.2% Cash	03/22	03/28	157	149	157	—%	(7)(8)(14)(19)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	11/22	11/29	13,163	12,978	13,065	1.1%	(7)(8)(18)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.9% Cash	11/22	11/29	606	580	592	0.1%	(7)(8)(14)(18)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/25	11/31	1,945	1,911	1,918	0.2%	(7)(8)(14)(19)
Recon Buyer LLC	Revolver	SOFR + 4.75%, 8.8% Cash	11/25	11/31	—	(7)	(5)	—%	(7)(8)(14)(19)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	07/24	07/30	7,649	7,533	7,218	0.6%	(7)(8)(14)(19)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	07/24	07/30	297	282	236	—%	(7)(8)(14)(19)
Subtotal Automotive (2.7%)*					31,629	31,117	30,743

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	SONIA + 6.75%, 10.5% PIK	05/25	05/32	$5,652	$5,576	$5,154	0.5%	(3)(7)(8)(22)
Alpha Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	07/26	07/33	2,659	2,596	2,595	0.2%	(7)(8)(14)(19)
Alpha Holdings LLC	Revolver	SOFR + 4.75%, 8.8% Cash	07/26	07/33	—	(13)	(13)	—%	(7)(8)(14)(19)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	07/25	07/31	5,023	4,953	4,957	0.4%	(7)(8)(14)(18)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	03/25	03/32	1,865	1,750	1,840	0.2%	(3)(7)(8)(14)(23)
Constellation Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	09/26	09/33	7,594	7,445	7,443	0.7%	(3)(7)(8)(14)(19)
Constellation Bidco Limited	Revolver	SOFR + 5.50%, 9.4% Cash	09/26	03/27	—	(5)	(6)	—%	(3)(7)(8)(14)(19)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.4% Cash	12/25	11/30	5,739	5,635	5,654	0.5%	(7)(8)(14)(18)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.4% Cash	12/25	12/30	435	427	429	—%	(7)(8)(14)(18)
ERS Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	01/26	01/31	2,718	2,671	2,667	0.2%	(7)(8)(14)(18)
ERS Holdings, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	01/26	01/31	—	(2)	(3)	—%	(7)(8)(14)(18)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.30%, 6.9% Cash	11/23	12/31	4,277	3,959	4,202	0.4%	(3)(7)(8)(17)
Forge Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	01/26	01/33	1,268	1,234	1,239	0.1%	(7)(8)(14)(19)
Forge Borrower, LLC	Revolver	SOFR + 4.25%, 8.3% Cash	01/26	01/33	—	(7)	(6)	—%	(7)(8)(14)(19)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.70%, 9.3% Cash	10/23	09/30	5,293	4,853	5,092	0.4%	(3)(7)(8)(17)
Hawksford Trustees Jersey LTD	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	07/26	07/33	2,086	2,055	2,054	0.2%	(3)(7)(8)(19)
Hawksford Trustees Jersey LTD	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	07/26	07/33	1,940	1,931	1,911	0.2%	(3)(7)(8)(16)
Hawksford Trustees Jersey LTD	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	07/26	07/33	1,345	1,297	1,288	0.1%	(3)(7)(8)(14)(22)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.5% Cash	09/19	06/28	3,440	3,676	3,416	0.3%	(3)(7)(8)(15)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	07/25	04/28	515	507	506	—%	(7)(8)(14)(19)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.30%, 7.9% Cash	05/21	05/30	1,817	1,858	1,760	0.2%	(3)(7)(8)(14)(16)
Kite Topco Ltd	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	05/26	05/33	2,717	2,705	2,675	0.2%	(3)(7)(8)(14)(23)
Markerstudy Group Limited	First Lien Senior Secured Term Loan	SONIA + 5.93%, 9.7% Cash	03/26	03/32	4,916	4,895	4,875	0.4%	(3)(7)(8)(23)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	06/25	08/31	6,339	6,266	6,288	0.5%	(7)(8)(19)
ORS Buyer, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	03/26	08/31	781	771	772	0.1%	(7)(8)(14)(19)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	10/25	10/31	5,997	5,904	5,997	0.5%	(7)(8)(14)(19)
OSP AFS Buyer, LLC	Revolver	SOFR + 4.50%, 8.5% Cash	10/25	10/31	—	(14)	—	—%	(7)(8)(14)(19)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/25	04/32	2,464	2,436	2,184	0.2%	(7)(8)(14)(19)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	04/25	04/32	234	217	59	—%	(7)(8)(14)(19)
Petrus Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	09/26	10/29	2,805	2,739	2,738	0.2%	(7)(8)(14)(18)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	06/21	12/30	9,598	8,953	9,598	0.8%	(3)(7)(8)(14)(16)
Quantios Management Services Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	08/26	07/33	2,231	2,225	2,193	0.2%	(3)(7)(8)(14)(22)
Quantios Management Services Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	08/26	07/33	1,130	1,114	1,113	0.1%	(3)(7)(8)(19)
Quantios Management Services Limited	Revolver	SONIA + 5.00%, 8.7% Cash	08/26	07/33	—	(3)	(10)	—%	(3)(7)(8)(14)(22)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SRS Acquiom Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	01/26	01/32	$4,427	$4,387	$4,427	0.4%	(7)(8)(18)
SRS Acquiom Holdings LLC	Revolver	SOFR + 4.50%, 8.4% Cash	01/26	01/32	—	(8)	—	—%	(7)(8)(14)(18)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	10/21	12/29	11,604	11,529	11,488	1.0%	(7)(8)(19)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 5.00%, 8.9% Cash	10/21	12/29	—	(10)	(23)	—%	(7)(8)(14)(19)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	10/24	10/31	6,684	6,630	6,659	0.6%	(7)(8)(14)(18)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	10/24	10/31	579	568	574	0.1%	(7)(8)(14)(18)
West-NR Acquisitionco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	08/23	12/27	13,173	13,022	12,944	1.1%	(7)(8)(14)(19)
Zest Bidco GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	07/26	07/33	2,233	2,195	2,180	0.2%	(3)(7)(8)(14)(17)
Subtotal Banking, Finance, Insurance, & Real Estate (11.3%)*					131,578	128,917	128,910
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 11.9% Cash	04/25	04/29	10,945	10,797	10,945	1.0%	(7)(8)(19)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.0% PIK	02/24	04/29	2,669	2,669	2,669	0.2%	(7)(8)(19)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.0% PIK	02/24	04/29	958	958	958	0.1%	(7)(8)(19)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 10.00%, 14.0% PIK	02/24	04/29	5,415	5,382	5,415	0.5%	(7)(8)(19)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.0% PIK	02/24	04/29	754	754	754	0.1%	(7)(8)(19)
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	12/25	12/32	2,223	2,197	2,143	0.2%	(7)(8)(14)(19)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.5% Cash	12/25	12/32	111	106	97	—%	(7)(8)(14)(19)
L.A. Specialty Produce Co., LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	04/26	04/33	6,331	6,256	6,265	0.5%	(7)(8)(14)(19)
L.A. Specialty Produce Co., LLC	Revolver	SOFR + 4.50%, 8.6% Cash	04/26	04/33	—	(10)	(9)	—%	(7)(8)(14)(19)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	12/21	12/28	2,356	2,281	2,356	0.2%	(3)(7)(8)(16)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	12/21	12/28	17,120	16,972	17,004	1.5%	(7)(8)(19)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	12/21	12/28	598	585	579	0.1%	(7)(8)(14)(19)
Subtotal Beverage, Food, & Tobacco (4.3%)*					49,480	48,947	49,176
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/23	11/30	4,230	4,027	3,991	0.3%	(7)(8)(14)(19)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	11/23	11/30	3,256	3,207	3,256	0.3%	(7)(8)(19)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.5% Cash	11/23	11/30	—	(10)	—	—%	(7)(8)(14)(19)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.1% Cash	07/22	07/29	2,612	2,346	2,612	0.2%	(3)(7)(8)(16)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 7.85%, 11.6% PIK	03/23	07/29	15,379	14,933	9,603	0.8%	(7)(8)(10)(19)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	11/21	11/28	1,303	1,297	1,303	0.1%	(3)(7)(8)(19)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	03/25	03/31	2,611	2,588	2,585	0.2%	(7)(8)(19)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.25%, 8.3% Cash	03/25	03/31	283	268	262	—%	(7)(8)(14)(19)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	11/25	11/32	450	443	445	—%	(7)(8)(14)(19)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	11/25	11/32	35	34	34	—%	(7)(8)(14)(19)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	12/21	12/27	935	931	935	0.1%	(7)(8)(19)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.4% Cash	12/21	12/27	$—	$(5)	$—	—%	(7)(8)(14)(19)
Process Equipment, Inc. (ProcessBarron)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	03/19	03/28	5,219	5,201	5,219	0.5%	(7)(8)(20)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.65%, 5.7% Cash, 4.6% PIK	07/23	07/29	5,752	5,681	4,734	0.4%	(7)(8)(19)
Process Insights Acquisition, Inc.	Revolver	SOFR + 1.65%, 5.7% Cash, 4.6% PIK	07/23	07/29	517	504	336	—%	(7)(8)(14)(19)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/30	5,371	5,325	5,354	0.5%	(7)(8)(14)(20)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/30	—	(8)	(3)	—%	(7)(8)(14)(20)
Tallman Equipment Co., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	06/26	06/32	6,471	6,367	6,373	0.6%	(7)(8)(14)(19)
Tallman Equipment Co., Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	06/26	06/32	—	(14)	(13)	—%	(7)(8)(14)(19)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	11/24	11/30	9,570	9,466	9,482	0.8%	(7)(8)(19)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 9.1% Cash	11/24	11/30	212	198	199	—%	(7)(8)(14)(19)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/21	12/27	9,226	9,095	9,167	0.8%	(7)(8)(14)(19)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/21	12/27	—	(10)	(8)	—%	(7)(8)(14)(19)
Subtotal Capital Equipment (5.8%)*					73,432	71,864	65,866
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	04/23	04/29	4,815	4,764	4,772	0.4%	(7)(8)(18)
Americo Chemical Products, LLC	Revolver	SOFR + 5.25%, 9.3% Cash	04/23	04/29	—	(5)	(4)	—%	(7)(8)(14)(18)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 8.0% Cash	11/21	11/28	6,062	5,774	6,038	0.5%	(3)(7)(8)(17)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.2% Cash	06/22	11/28	1,019	1,019	1,015	0.1%	(3)(7)(8)(20)
G-3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	10/25	10/31	11,682	11,477	11,483	1.0%	(7)(8)(19)
Polymer Solutions Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% PIK	02/22	08/27	994	994	334	—%	(7)(8)(10)(19)
Subtotal Chemicals, Plastics, & Rubber (2.1%)*					24,572	24,023	23,638
Construction & Building
AMP Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	04/26	04/33	5,732	5,705	5,708	0.5%	(7)(8)(19)
AMP Purchaser, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	04/26	04/33	—	(4)	(3)	—%	(7)(8)(14)(19)
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	08/24	08/30	4,178	4,137	4,125	0.4%	(7)(8)(14)(18)
BKF Buyer, Inc.	Revolver	SOFR + 4.50%, 8.4% Cash	08/24	08/30	—	(20)	(36)	—%	(7)(8)(14)(18)
CTA Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	08/26	01/31	5,557	5,477	5,475	0.5%	(7)(8)(14)(18)
CTA Inc.	Revolver	SOFR + 4.75%, 8.7% Cash	08/26	01/31	—	(18)	(18)	—%	(7)(8)(14)(18)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	09/25	09/31	8,359	8,263	8,286	0.7%	(7)(8)(14)(19)
GMES LLC	Revolver	SOFR + 5.25%, 9.3% Cash	09/25	09/31	204	193	195	—%	(7)(8)(14)(19)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	05/25	09/27	3,215	3,201	3,215	0.3%	(7)(8)(14)(19)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 9.1% Cash	05/25	09/27	—	(3)	—	—%	(7)(8)(14)(19)
Subtotal Construction & Building (2.4%)*					27,245	26,931	26,947
Consumer goods: Durable
BCTS Parent, LLC	First Lien Senior Secured Term Loan	CORRA + 4.75%, 7.3% Cash	04/26	12/31	1,236	1,238	1,216	0.1%	(3)(7)(8)(14)(26)
BCTS Parent, LLC	Revolver	CORRA + 4.75%, 7.3% Cash	04/26	12/31	251	250	245	—%	(3)(7)(8)(14)(26)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.5% Cash	07/22	06/27	$11,091	$11,060	$10,978	1.0%	(7)(8)(14)(19)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.5% Cash	07/22	06/27	—	(2)	(7)	—%	(7)(8)(14)(19)
Lifestyle Intermediate II, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.0% Cash	02/22	12/27	2,871	2,871	2,019	0.2%	(7)(8)(12)(19)
Main Line Commercial Pools LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	04/26	04/33	2,047	1,996	2,030	0.2%	(7)(8)(14)(19)
Main Line Commercial Pools LLC	Revolver	SOFR + 5.25%, 9.0% Cash	04/26	04/33	—	(7)	(2)	—%	(7)(8)(14)(19)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.6% Cash	03/25	03/29	7,218	7,171	7,169	0.6%	(7)(8)(19)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.6% Cash	03/25	03/29	—	(6)	(6)	—%	(7)(8)(14)(19)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/21	11/28	4,490	4,467	4,490	0.4%	(7)(8)(19)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% PIK	05/23	05/28	812	803	634	0.1%	(7)(10)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	09/30	4,141	4,112	3,988	0.3%	(3)(7)(8)(23)
Vista Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	05/26	05/33	8,932	8,839	8,847	0.8%	(7)(8)(14)(18)
Vista Acquisition, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	05/26	04/33	—	(9)	(8)	—%	(7)(8)(14)(18)
Subtotal Consumer goods: Durable (3.6%)*					43,089	42,783	41,593
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	02/21	02/28	7,951	8,210	7,812	0.7%	(3)(7)(8)(17)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	02/24	02/30	6,061	5,974	6,042	0.5%	(7)(8)(14)(19)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	02/24	02/30	175	162	172	—%	(7)(8)(14)(19)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 11.00%, 14.7% Cash	04/24	04/29	1,100	998	1,030	0.1%	(3)(7)(8)(14)(23)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	01/24	01/30	4,577	4,512	4,463	0.4%	(7)(8)(14)(19)
Ice House America, L.L.C.	Revolver	SOFR + 5.75%, 9.5% Cash	01/24	01/30	90	85	81	—%	(7)(8)(14)(19)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	12/20	12/28	8,268	8,231	8,268	0.7%	(7)(8)(19)
Subtotal Consumer goods: Non-durable (2.4%)*					28,222	28,172	27,868
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	10/25	10/31	2,568	2,539	2,545	0.2%	(7)(8)(14)(19)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.8% Cash	10/25	10/31	48	42	43	—%	(7)(8)(14)(19)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash	06/24	06/29	1,044	1,030	1,028	0.1%	(7)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.0% Cash	05/22	05/30	13,692	13,545	13,623	1.2%	(7)(8)(19)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	09/24	09/30	1,680	1,662	1,680	0.1%	(7)(8)(19)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	3,425	3,421	3,425	0.3%	(7)(8)(21)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.6% Cash	09/24	09/30	—	(6)	—	—%	(7)(8)(14)(19)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(8)	—	—%	(7)(8)(14)(21)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	03/25	03/31	2,214	2,194	2,110	0.2%	(7)(8)(19)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.8% Cash	03/25	03/31	1,742	1,724	1,697	0.1%	(7)(8)(14)(19)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.65%, 8.2% Cash	06/21	06/28	3,596	3,716	3,456	0.3%	(3)(7)(8)(16)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	03/22	03/28	7,760	7,707	7,504	0.7%	(7)(8)(18)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	05/23	03/28	2,986	2,954	2,896	0.3%	(7)(8)(18)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.8% Cash	03/22	03/28	$87	$82	$58	—%	(7)(8)(14)(18)
Subtotal Containers, Packaging, & Glass (3.5%)*					40,842	40,602	40,065
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	10/22	10/28	12,003	11,895	11,979	1.0%	(7)(8)(19)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 9.1% Cash	10/22	10/28	—	(21)	(5)	—%	(7)(8)(14)(19)
Subtotal Energy: Electricity (1.0%)*					12,003	11,874	11,974
Environmental Industries
CTS US Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	11/25	11/31	3,793	3,724	3,812	0.3%	(3)(7)(8)(19)
Encore Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	07/26	08/32	10,235	10,083	10,079	0.9%	(7)(8)(14)(19)
Encore Buyer, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	07/26	08/32	—	(31)	(32)	—%	(7)(8)(14)(19)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.40%, 8.5% Cash	12/24	12/30	12,511	12,405	12,511	1.1%	(7)(8)(19)
Northstar Recycling, LLC	Revolver	SOFR + 4.40%, 8.5% Cash	12/24	12/30	—	(29)	—	—%	(7)(8)(14)(19)
Subtotal Environmental Industries (2.3%)*					26,539	26,152	26,370
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	1.6% Cash, 12.6% PIK	11/22	09/29	14,696	11,875	9,375	0.8%	(3)(7)(11)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	384	378	399	—%	(3)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	4,121	3,718	4,038	0.4%	(3)(7)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.5% Cash	11/21	11/28	434	408	425	—%	(3)(7)(8)(16)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	2,572	2,537	2,520	0.2%	(3)(7)(8)(23)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 9.0% Cash	11/21	11/27	1,678	1,697	1,678	0.1%	(3)(7)(8)(14)(24)
Cadence, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/26	08/32	11,167	11,017	11,014	1.0%	(7)(8)(14)(19)
Cadence, Inc.	Revolver	SOFR + 5.00%, 8.8% Cash	08/26	08/32	—	(26)	(26)	—%	(7)(8)(14)(19)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 9.3% PIK	06/21	12/26	2,146	1,850	64	—%	(3)(7)(8)(10)(26)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	10/21	10/28	3,516	3,318	3,457	0.3%	(3)(7)(8)(17)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.5% Cash	05/25	10/28	644	650	644	0.1%	(3)(7)(8)(17)
Dane Street, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	03/26	03/33	1,145	1,124	1,127	0.1%	(7)(8)(14)(20)
Dane Street, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	03/26	03/33	—	(5)	(5)	—%	(7)(8)(14)(20)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	11/24	11/31	1,999	1,810	1,999	0.2%	(3)(7)(8)(16)
EB Development	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	06/26	11/31	1,558	1,558	1,558	0.1%	(3)(7)(8)(19)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.10%, 8.7% Cash	01/23	01/29	1,730	1,637	1,730	0.2%	(3)(7)(8)(16)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	03/22	03/29	5,308	5,088	4,836	0.4%	(3)(7)(8)(17)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	03/24	03/30	6,022	5,962	5,636	0.5%	(7)(8)(19)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.0% Cash	03/24	03/30	—	(4)	(19)	—%	(7)(8)(14)(19)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	08/24	08/30	611	607	607	0.1%	(7)(8)(19)
GCDL LLC	Revolver	SOFR + 6.00%, 10.1% Cash	08/24	08/30	—	(1)	(1)	—%	(7)(8)(14)(19)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% PIK	06/22	06/29	489	444	—	—%	(3)(7)(8)(10)(15)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	581	566	—	—%	(3)(7)(10)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 7.2% Cash	10/22	10/29	$536	$491	$417	—%	(3)(7)(8)(14)(16)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.8% Cash	09/22	09/28	890	817	880	0.1%	(3)(7)(8)(14)(24)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	16,968	16,879	16,018	1.4%	(7)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	08/23	08/29	2,476	2,442	2,476	0.2%	(7)(8)(14)(18)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.4% Cash	08/23	08/29	—	(22)	—	—%	(7)(8)(14)(18)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash, 1.0% PIK	03/21	09/27	3,794	3,743	3,156	0.3%	(7)(8)(20)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.75%, 7.7% Cash	07/25	08/30	2,491	2,670	2,420	0.2%	(3)(7)(8)(14)(29)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	08/24	08/31	911	876	893	0.1%	(3)(7)(8)(14)(17)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	12/21	12/28	2,345	2,284	2,172	0.2%	(3)(7)(8)(17)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	2,410	2,358	2,061	0.2%	(3)(7)
Matrix Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	04/26	04/32	1,783	1,763	1,764	0.2%	(7)(8)(14)(19)
Matrix Buyer, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	04/26	04/32	53	49	50	—%	(7)(8)(14)(19)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.45%, 9.2% Cash	07/23	07/30	2,261	2,197	2,261	0.2%	(3)(7)(8)(14)(22)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.6% Cash	03/22	03/28	14,000	14,390	14,000	1.2%	(3)(7)(8)(24)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.20%, 7.8% Cash	09/22	10/29	2,314	2,012	2,314	0.2%	(3)(7)(8)(14)(16)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	08/23	07/29	3,930	3,864	4,606	0.4%	(3)(7)(8)(18)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.70%, 9.4% Cash	06/21	06/28	3,041	3,198	2,846	0.2%	(3)(7)(8)(23)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	12/19	12/27	2,570	2,518	2,570	0.2%	(3)(7)(8)(16)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/22	12/27	1,300	1,300	1,300	0.1%	(3)(7)(8)(19)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 11.9% Cash	10/23	10/29	624	617	619	0.1%	(7)(8)(18)
Pepper Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.3% Cash	02/26	02/32	1,843	1,830	1,792	0.2%	(3)(7)(8)(14)(24)
Prospero Bidco SAS	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	07/26	07/33	3,443	3,359	3,369	0.3%	(3)(7)(8)(14)(15)
Pulse Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.7% Cash	09/26	07/33	1,354	1,334	1,312	0.1%	(3)(7)(8)(14)(16)
Pulse Holding GmbH	Revolver	EURIBOR + 5.00%, 7.7% Cash	09/26	03/27	—	—	—	—%	(3)(7)(8)(14)(16)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.1% Cash	06/22	07/29	6,225	5,859	6,158	0.5%	(3)(7)(8)(16)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	06/22	07/29	3,817	3,478	3,776	0.3%	(3)(7)(8)(30)
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	12/25	12/32	8,370	8,289	8,370	0.7%	(7)(8)(14)(19)
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	12/25	12/32	—	(9)	—	—%	(7)(8)(14)(19)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	06/31	2,019	1,998	2,019	0.4%	(7)(8)(19)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.5% Cash	06/25	06/31	85	83	85	0.4%	(7)(8)(14)(19)
Smile Brands Group Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% PIK	10/18	07/29	5,457	5,438	4,420	0.4%	(7)(8)(10)(19)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/26	12/32	1,754	1,724	1,721	0.2%	(3)(7)(8)(14)(22)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.2% Cash	11/23	11/30	2,211	2,121	2,167	0.2%	(3)(7)(8)(23)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Surgical Precision Instruments GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.7% Cash	09/26	09/33	$3,612	$3,629	$3,544	0.3%	(3)(7)(8)(14)(16)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	04/25	04/32	4,280	4,265	4,280	0.1%	(7)(8)(14)(19)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	04/25	04/32	—	(3)	—	0.1%	(7)(8)(14)(19)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	06/25	06/32	1,022	1,004	1,010	0.1%	(7)(8)(14)(19)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 8.3% Cash	06/25	06/32	—	(4)	(3)	0.1%	(7)(8)(14)(19)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.3% PIK	06/25	12/32	2,535	2,510	2,527	0.1%	(7)
UNA 658 Equity Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	06/26	05/33	1,296	1,306	1,276	0.1%	(3)(7)(8)(14)(16)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.3% Cash	06/22	06/29	1,054	960	1,054	0.1%	(3)(7)(8)(23)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.95%, 7.5% Cash	03/23	03/30	707	672	707	0.1%	(3)(7)(8)(16)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	06/25	06/31	2,399	2,345	2,259	0.2%	(7)(8)(14)(18)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	06/25	06/31	—	(8)	(20)	—%	(7)(8)(14)(18)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash, 4.4% PIK	03/25	04/30	47,376	46,052	46,049	4.0%	(7)(8)(19)
VPP Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	07/26	05/30	4,304	4,258	4,256	0.4%	(7)(8)(14)(19)
VPP Intermediate Holdings, LLC	Revolver	SOFR + 5.50%, 9.3% Cash	07/26	05/30	—	(2)	(2)	—%	(7)(8)(14)(19)
Subtotal Healthcare & Pharmaceuticals (18.9%)*					230,661	223,142	216,005
High Tech Industries
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.92%, 9.6% Cash	07/22	07/29	1,522	1,353	1,449	0.1%	(3)(7)(8)(22)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.92%, 9.0% Cash	07/22	07/29	2,149	1,945	2,045	0.2%	(3)(7)(8)(17)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.92%, 9.8% Cash	07/22	07/29	138	137	132	—%	(3)(7)(8)(20)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	806	705	747	0.1%	(3)(7)
Argus Bidco Limited	Subordinated Loan	24.0% Cash	04/26	03/33	15	15	15	—%	(3)(7)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	2,300	2,279	2,283	0.2%	(7)(8)(18)
Bitly, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	—	(2)	(1)	—%	(7)(8)(14)(18)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	05/25	05/31	868	856	868	0.1%	(7)(8)(19)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 10.1% Cash	05/25	05/31	—	(1)	—	—%	(7)(8)(14)(19)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.6% Cash	10/22	10/29	5,289	4,589	5,289	0.5%	(3)(7)(8)(16)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	01/21	07/27	5,133	5,051	5,133	0.4%	(7)(8)(14)(19)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	02/25	02/32	16,981	16,785	16,871	1.5%	(7)(8)(14)(19)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 8.8% Cash	02/25	02/32	—	(17)	(10)	—%	(7)(8)(14)(19)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/25	08/32	2,147	2,127	2,132	0.2%	(7)(8)(14)(19)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	08/25	08/32	—	(8)	(6)	—%	(7)(8)(14)(19)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash, 1.0% PIK	12/22	12/29	715	469	629	0.1%	(3)(7)(8)(17)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 1.0% PIK	12/22	12/29	362	234	319	—%	(3)(7)(8)(19)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.0% Cash, 1.0% PIK	12/22	12/29	1,124	690	989	0.1%	(3)(7)(8)(23)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Eurofins Digital Testing International LUX Holding SARL	Subordinated Term Loan	EURIBOR + 7.00%, 9.1% PIK	10/25	12/29	$4,120	$1,523	$—	—%	(3)(7)(8)(10)(16)
Eurofins Digital Testing International LUX Holding SARL	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	07/26	07/33	130	130	130	—%	(3)(7)(8)(16)
Everest Midco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	01/26	01/33	778	793	772	0.1%	(3)(7)(8)(16)
Everest Midco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	01/26	01/33	3,231	3,186	3,194	0.3%	(3)(7)(8)(14)(19)
Everest Midco Limited	Revolver	SOFR + 4.75%, 8.8% Cash	01/26	01/33	—	(8)	(7)	—%	(3)(7)(8)(14)(19)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	04/25	04/32	880	811	832	0.1%	(3)(7)(8)(14)(17)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.3% Cash	04/25	04/32	895	913	884	0.1%	(3)(7)(8)(27)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.8% PIK	04/25	04/32	745	714	736	0.1%	(3)(7)(8)(17)
EZ SMBO Bidco	Subordinated Term Loan	EURIBOR + 8.00%, 10.8% PIK	03/26	04/32	331	332	327	—%	(3)(7)(8)(17)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	04/25	08/31	4,219	4,219	4,219	0.4%	(7)(8)(18)
FSS Buyer LLC	Revolver	SOFR + 4.50%, 8.4% Cash	04/26	08/30	—	—	—	—%	(7)(8)(14)(18)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	8,806	8,757	8,593	0.8%	(7)(8)(14)(20)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	—	(6)	(28)	—%	(7)(8)(14)(20)
Immix Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	09/26	09/32	11,930	11,783	11,781	1.0%	(7)(8)(19)
Immix Buyer, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	09/26	09/32	—	(35)	(36)	—%	(7)(8)(14)(19)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	05/22	05/29	738	721	683	0.1%	(3)(7)(8)(14)(20)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	05/22	05/29	214	216	206	—%	(3)(7)(8)(23)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.75%, 9.4% Cash	05/22	11/28	—	—	(1)	—%	(3)(7)(8)(14)(20)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	02/26	02/33	701	722	695	0.1%	(3)(7)(8)(16)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	02/26	02/33	1,654	1,659	1,635	0.1%	(3)(7)(8)(14)(22)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	12/25	11/32	2,184	2,149	2,156	0.2%	(3)(7)(8)(19)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	12/25	11/32	752	725	726	0.1%	(3)(7)(8)(14)(22)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	09/23	09/29	15,406	15,169	15,406	1.3%	(7)(8)(14)(19)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.5% Cash	09/23	09/29	—	(24)	—	—%	(7)(8)(14)(19)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 5.60%, 8.3% Cash	01/23	01/30	2,205	2,077	2,205	0.2%	(3)(7)(8)(17)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.35%, 9.0% Cash	01/23	01/30	511	467	511	—%	(3)(7)(8)(17)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	11/23	11/30	21,981	21,797	21,970	1.9%	(7)(8)(19)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	11/23	11/29	—	(6)	—	—%	(7)(8)(14)(19)
ORTEC International Newco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	12/23	12/30	1,038	981	1,038	0.1%	(3)(7)(8)(16)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/21	12/29	18,114	17,981	17,932	1.6%	(7)(8)(19)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.50%, 8.3% Cash	12/21	12/29	687	676	669	0.1%	(7)(8)(14)(19)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	10/25	10/31	4,233	4,179	4,089	0.4%	(7)(8)(18)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.4% Cash	10/25	10/31	$—	$(9)	$(25)	—%	(7)(8)(14)(18)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	08/21	10/32	13,183	13,137	13,064	1.1%	(7)(8)(19)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	11/24	11/31	7,570	7,504	7,474	0.7%	(7)(8)(19)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	04/26	11/31	341	314	317	—%	(7)(8)(14)(19)
PowerGEM Buyer, Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	11/24	11/31	—	(7)	(10)	—%	(7)(8)(14)(19)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	03/22	03/28	1,581	1,573	1,573	0.1%	(7)(8)(19)
ProfitOptics, LLC	Revolver	SOFR + 5.00%, 9.2% Cash	03/22	03/28	—	(2)	(2)	—%	(7)(8)(14)(19)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	81	81	79	—%	(7)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	09/24	09/30	15,405	15,234	15,212	1.3%	(7)(8)(19)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	09/24	09/30	312	293	286	—%	(7)(8)(14)(19)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	05/22	05/29	928	856	926	0.1%	(3)(7)(8)(16)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	05/22	05/29	1,411	1,400	1,407	0.1%	(3)(7)(8)(19)
RA Outdoors, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.6% PIK	02/22	06/27	15,815	14,971	8,572	0.7%	(7)(8)(10)(12)(20)
RA Outdoors, LLC	Revolver	SOFR + 6.75%, 10.6% PIK	02/22	06/27	1,512	1,430	820	0.1%	(7)(8)(10)(12)(20)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/24	11/31	13,525	13,420	13,308	1.2%	(7)(8)(19)
Saab Purchaser, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	11/24	11/31	—	(18)	(38)	—%	(7)(8)(14)(19)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.5% Cash	05/22	05/29	3,629	3,384	3,618	0.3%	(3)(7)(8)(17)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	08/23	05/29	443	443	442	—%	(3)(7)(8)(20)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 8.0% Cash	05/22	05/29	1,096	1,064	1,093	0.1%	(3)(7)(8)(16)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 7.0% Cash, 2.5% PIK	07/23	07/30	2,078	1,969	1,769	0.2%	(3)(7)(8)(16)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	04/30	4,916	3,499	1,593	0.1%	(8)(19)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.6% Cash	04/26	04/30	623	496	609	0.1%	(8)(19)
Stage 3 Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.6% Cash	06/26	06/32	2,941	2,888	2,892	0.3%	(7)(8)(14)(19)
Stage 3 Holdco LLC	Revolver	SOFR + 5.50%, 9.6% Cash	06/26	06/32	—	(7)	(7)	—%	(7)(8)(14)(19)
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/25	10/32	2,627	2,591	2,627	0.2%	(7)(8)(14)(18)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	10/25	10/32	518	490	518	—%	(7)(8)(14)(18)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	10/23	10/30	2,275	2,237	2,275	0.2%	(3)(7)(8)(19)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash, 1.3% PIK	07/25	07/32	2,913	2,919	2,882	0.3%	(3)(7)(8)(17)
Subtotal High Tech Industries (19.5%)*					241,755	231,958	223,475
Hotel, Gaming, & Leisure
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	11/25	05/31	1,009	1,009	1,009	0.1%	(3)(7)(8)(20)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.2% Cash	05/25	05/31	1,290	1,285	1,290	0.1%	(3)(7)(8)(23)
Subtotal Hotel, Gaming, & Leisure (0.2%)*					2,299	2,294	2,299

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	07/22	07/28	$4,410	$4,397	$4,401	0.4%	(7)(8)(18)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	07/22	07/28	—	(3)	(2)	—%	(7)(8)(14)(18)
Salsify Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	09/26	07/32	9,526	9,361	9,360	0.8%	(7)(8)(14)(19)
Salsify Inc.	Revolver	SOFR + 5.50%, 9.3% Cash	09/26	07/28	519	494	494	—%	(7)(8)(14)(19)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.05%, 8.8% Cash	12/21	05/30	4,562	4,533	4,502	0.4%	(7)(8)(19)
Superjet Buyer, LLC	Revolver	SOFR + 5.05%, 8.8% Cash	12/21	05/30	—	(8)	(19)	—%	(7)(8)(14)(19)
Subtotal Media: Advertising, Printing, & Publishing (1.6%)*					19,017	18,774	18,736
Media: Broadcasting & Subscription
Merlin Parent Holdings 2026, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	08/26	06/29	1,979	1,941	1,939	0.2%	(7)(8)(18)
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	08/20	10/26	6,923	6,923	6,840	0.6%	(7)(8)(18)
Sixty-Five Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 7.75%, 10.2% Cash	07/26	07/32	5,570	5,440	5,431	0.5%	(3)(7)(8)(16)
Sixty-Five Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.75%, 11.5% Cash	07/26	07/32	3,703	3,617	3,610	0.3%	(3)(7)(8)(22)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	06/24	04/29	59	59	55	—%	(8)(19)
Subtotal Media: Broadcasting & Subscription (1.6%)*					18,234	17,980	17,875
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	10/21	10/28	4,983	4,972	4,983	0.4%	(7)(8)(18)
BrightSign LLC	Revolver	SOFR + 5.25%, 9.3% Cash	10/21	10/28	576	573	576	0.1%	(7)(8)(14)(18)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.6% Cash	05/19	01/28	6,635	6,617	6,635	0.6%	(7)(8)(19)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.0% Cash	04/22	04/29	239	223	227	—%	(3)(7)(8)(16)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	04/22	04/29	1,696	1,650	1,613	0.1%	(3)(7)(8)(23)
London Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	06/26	06/33	11,488	11,364	11,371	1.0%	(7)(8)(14)(19)
London Buyer, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	06/26	06/33	—	(22)	(20)	—%	(7)(8)(14)(19)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.3% Cash	11/20	04/29	1,740	1,730	1,453	0.1%	(3)(7)(8)(23)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	09/23	09/29	6,438	6,327	6,438	0.6%	(7)(8)(19)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.3% Cash	09/23	09/29	—	(17)	—	—%	(7)(8)(14)(19)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	04/25	04/30	5,145	5,067	5,072	0.4%	(7)(8)(19)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	04/25	04/30	—	(9)	(9)	—%	(7)(8)(14)(19)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.3% Cash	04/25	04/30	33,443	32,407	32,487	2.8%	(7)(8)(19)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	12/22	11/29	15,060	14,855	14,669	1.3%	(7)(8)(19)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.1% Cash	12/22	12/28	831	812	779	0.1%	(7)(8)(14)(19)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	06/21	06/30	13,160	13,069	13,093	1.1%	(7)(8)(20)
Subtotal Media: Diversified & Production (8.7%)*					101,434	99,618	99,367
Metals & Mining
Arch Global Precision LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash, 0.5% PIK	04/19	05/28	8,836	8,836	8,341	0.7%	(7)(8)(19)
Subtotal Metals & Mining (0.7%)*					8,836	8,836	8,341

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Services: Business
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	06/26	01/31	$4,949	$4,878	$4,949	0.4%	(7)(8)(18)
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	01/25	01/31	1,430	1,414	1,430	0.1%	(7)(8)(14)(18)
Accelevation LLC	Revolver	SOFR + 5.00%, 8.7% Cash	01/25	01/31	—	(9)	—	—%	(7)(8)(14)(18)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	03/22	04/28	8,782	8,051	1,317	0.1%	(3)(7)(8)(10)(16)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 4.98%, 7.6% Cash	05/23	05/30	2,298	2,209	2,287	0.2%	(3)(7)(8)(14)(16)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	03/23	03/30	5,329	4,954	5,329	0.5%	(3)(7)(8)(17)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.6% Cash	01/20	01/27	3,395	3,246	3,393	0.3%	(3)(7)(8)(22)
Apex Bidco Limited	Subordinated Senior Unsecured Term Loan	9.0% PIK	01/20	07/27	420	412	420	—%	(3)(7)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	11/25	11/31	7,050	6,960	6,949	0.6%	(7)(8)(14)(19)
ARC Interco Purchaser, LLC	Revolver	SOFR + 5.00%, 9.1% Cash	11/25	11/31	—	(13)	(16)	—%	(7)(8)(14)(19)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	11/24	11/31	634	595	622	0.1%	(3)(7)(8)(14)(16)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.6% Cash	12/19	01/28	1,590	1,551	1,590	0.1%	(3)(7)(8)(16)
Auxi International	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	04/21	01/28	890	918	890	0.1%	(3)(7)(8)(22)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.2% Cash, 3.1% PIK	04/26	12/32	8,564	8,504	8,510	0.7%	(7)(8)(18)
AWP Group Holdings, Inc.	Revolver	SOFR + 5.25%, 9.3% Cash	04/26	12/32	444	433	434	—%	(7)(8)(14)(18)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	11/21	11/27	4,701	4,682	4,701	0.4%	(7)(8)(18)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.2% Cash	11/21	11/27	—	(2)	—	—%	(7)(8)(14)(18)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	2,231	2,223	2,231	0.2%	(7)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/24	12/30	8,004	7,916	7,939	0.7%	(7)(8)(18)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/24	12/30	—	(20)	(15)	—%	(7)(8)(14)(18)
BNI Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.7% Cash	07/26	08/33	12,148	12,122	11,966	1.0%	(7)(8)(16)
BNI Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	07/26	08/33	175	166	166	—%	(7)(8)(14)(19)
BNI Intermediate Holdings, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	07/26	08/33	—	(29)	(30)	—%	(7)(8)(14)(19)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	08/21	08/29	4,043	4,030	4,030	0.4%	(7)(8)(19)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 2.80%, 6.8% Cash, 5.0% PIK	12/20	12/28	16,883	16,958	15,364	1.3%	(3)(7)(8)(23)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	12/25	12/32	2,541	2,506	2,513	0.2%	(7)(8)(14)(19)
Broadway Buyer, LLC	Revolver	SOFR + 4.25%, 8.3% Cash	12/25	12/32	97	88	90	—%	(7)(8)(14)(19)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/24	09/30	14,780	14,624	14,595	1.3%	(7)(8)(19)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/24	09/30	—	(25)	(31)	—%	(7)(8)(14)(19)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	13,436	13,332	13,436	1.2%	(7)(8)(19)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(8)	—	—%	(7)(8)(14)(19)
Cherry Bekaert Advisory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	06/26	06/30	4,638	4,572	4,573	0.4%	(7)(8)(19)
Cherry Bekaert Advisory LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	06/26	06/30	4,673	4,585	4,617	0.4%	(7)(8)(14)(19)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Cherry Bekaert Advisory LLC	Revolver	SOFR + 4.75%, 8.8% Cash	06/26	06/30	$—	$(10)	$(14)	—%	(7)(8)(14)(19)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/25	08/31	12,200	12,072	12,107	1.1%	(7)(8)(19)
CloudOne Digital Corp.	Revolver	SOFR + 4.75%, 8.5% Cash	08/25	08/31	—	(27)	(21)	—%	(7)(8)(14)(19)
CMT Opco Holding, LLC (Concept Machine)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash, 1.0% PIK	01/20	02/27	4,711	4,705	4,084	0.4%	(7)(8)(19)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	04/22	12/29	10,728	10,643	10,428	0.9%	(7)(8)(19)
Comply365, LLC	Revolver	SOFR + 5.50%, 9.4% Cash	04/22	12/29	477	467	446	—%	(7)(8)(14)(19)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	09/21	09/28	5,442	5,468	5,289	0.5%	(3)(7)(8)(14)(17)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	11/22	09/28	6,826	6,748	6,826	0.6%	(7)(8)(18)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.9% Cash	11/22	09/28	—	(5)	—	—%	(7)(8)(14)(18)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	06/22	06/28	1,000	995	1,000	0.1%	(3)(7)(8)(18)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	842	828	836	0.1%	(7)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	741	729	729	0.1%	(7)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	03/22	03/28	1,730	1,840	1,589	0.1%	(3)(7)(8)(24)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	03/25	03/32	5,390	5,326	5,316	0.5%	(7)(8)(14)(20)
Expert Institute Group Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	03/25	03/32	—	(5)	(7)	—%	(7)(8)(14)(20)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.85%, 7.3% Cash	07/22	07/29	1,704	1,586	1,704	0.1%	(3)(7)(8)(14)(16)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	10/22	10/29	5,356	4,577	4,890	0.4%	(3)(7)(8)(16)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	03/25	03/30	2,344	2,313	2,312	0.2%	(7)(8)(14)(19)
HS Advisory Buyer LLC	Revolver	SOFR + 5.00%, 9.1% Cash	03/25	03/30	280	274	273	—%	(7)(8)(14)(19)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	3,921	3,763	3,864	0.3%	(3)(7)(8)(14)(22)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	09/24	12/29	8,945	8,901	8,854	0.8%	(7)(8)(14)(19)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	09/26	09/32	1,031	1,010	1,010	0.1%	(7)(8)(14)(19)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.3% Cash	09/24	12/29	763	757	751	0.1%	(7)(8)(14)(19)
IMS Services Enterprises, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	04/26	04/33	8,486	8,394	8,405	0.7%	(7)(8)(14)(20)
IMS Services Enterprises, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	04/26	04/33	173	162	164	—%	(7)(8)(14)(20)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.5% Cash	11/21	11/28	2,985	2,943	2,949	0.3%	(3)(7)(8)(17)
Integrated Precision Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	05/26	05/32	6,896	6,814	6,820	0.6%	(7)(8)(14)(18)
Integrated Precision Systems, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	05/26	05/32	370	359	360	—%	(7)(8)(14)(18)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.5% Cash	08/22	08/29	1,795	1,657	1,719	0.2%	(3)(7)(8)(16)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.7% Cash	10/22	10/29	5,669	4,873	5,669	0.5%	(3)(7)(8)(16)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	02/22	02/30	9,888	9,844	9,851	0.9%	(7)(8)(19)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	02/22	02/30	—	(11)	(10)	—%	(7)(8)(14)(19)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	08/25	09/31	9,039	8,922	8,677	0.8%	(7)(8)(18)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	08/25	09/31	$214	$204	$181	—%	(7)(8)(14)(18)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	04/22	09/27	8,710	8,668	8,458	0.7%	(7)(8)(19)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	01/24	01/30	6,496	6,437	6,431	0.6%	(7)(8)(18)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	01/24	01/30	—	(7)	(8)	—%	(7)(8)(14)(18)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	06/24	06/27	5,668	5,649	5,265	0.5%	(7)(8)(19)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	07/21	06/27	4,289	4,276	4,006	0.4%	(7)(8)(19)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/25	09/31	3,311	3,265	3,276	0.3%	(7)(8)(14)(19)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/25	09/31	—	(5)	(4)	—%	(7)(8)(14)(19)
Nationwide Legal Services, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	05/26	05/32	8,511	8,383	8,393	0.7%	(7)(8)(14)(19)
Nationwide Legal Services, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	05/26	05/32	—	(14)	(13)	—%	(7)(8)(14)(19)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.6% Cash	03/23	04/29	6,187	6,095	5,630	0.5%	(7)(8)(19)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.6% Cash	03/23	04/29	1,105	1,090	1,005	0.1%	(7)(8)(19)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.7% Cash	06/21	06/28	336	357	336	—%	(3)(7)(8)(16)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	06/21	06/28	533	529	533	—%	(3)(7)(8)(19)
Proceed Legal Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	03/26	03/32	11,302	11,183	11,194	1.0%	(7)(8)(14)(19)
Proceed Legal Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	03/26	03/32	—	(4)	(4)	—%	(7)(8)(14)(19)
Qima Finance LTD	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	04/26	07/32	437	440	428	—%	(3)(7)(8)(16)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	07/25	07/32	3,082	2,996	2,993	0.3%	(3)(7)(8)(14)(19)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	04/25	04/32	4,627	4,613	4,581	0.4%	(7)(8)(14)(19)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	04/25	04/32	—	(4)	(9)	—%	(7)(8)(14)(19)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	05/25	05/31	12,580	12,458	12,498	1.1%	(7)(8)(14)(19)
RKD Group, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	05/25	05/31	511	501	504	—%	(7)(8)(14)(19)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	10/24	10/29	9,062	8,935	8,190	0.7%	(7)(8)(14)(19)
ROI Solutions LLC	Revolver	SOFR + 5.25%, 9.3% Cash	10/24	10/29	—	(33)	(242)	—%	(7)(8)(14)(19)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	08/24	08/30	15,566	15,402	15,451	1.4%	(7)(8)(18)
RPX Corporation	Revolver	SOFR + 5.50%, 9.4% Cash	08/24	08/30	—	(15)	(11)	—%	(7)(8)(14)(18)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.9% Cash	12/25	12/32	1,787	1,664	1,741	0.2%	(3)(7)(8)(14)(24)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 8.0% Cash	09/24	09/31	1,041	982	995	0.1%	(3)(7)(8)(14)(16)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.5% Cash	10/25	04/32	1,783	1,781	1,759	0.2%	(3)(7)(8)(14)(16)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	06/26	04/32	57	57	57	—%	(3)(7)(8)(19)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	03/23	03/28	8,561	8,433	8,561	0.7%	(7)(8)(14)(18)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.9% Cash	03/23	03/28	—	(21)	—	—%	(7)(8)(14)(18)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% PIK	12/21	12/28	1,835	1,822	567	—%	(7)(8)(10)(20)
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 9.3% PIK	12/21	12/28	349	347	108	—%	(7)(8)(10)(20)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	09/23	09/29	12,740	12,562	12,740	1.1%	(7)(8)(20)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	09/23	09/29	$—	$(21)	$—	—%	(7)(8)(14)(20)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	11/22	05/28	2,618	2,600	2,618	0.2%	(7)(8)(19)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.50%, 8.6% Cash	11/22	05/28	—	—	—	—%	(7)(8)(14)(19)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	10/21	10/28	2,500	2,496	2,483	0.2%	(3)(7)(8)(20)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/25	11/32	2,662	2,568	2,607	0.2%	(3)(7)(8)(14)(22)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.4% PIK	07/21	07/28	3,530	3,519	3,530	0.3%	(7)(8)(20)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.8% Cash	06/24	07/30	1,007	949	999	0.1%	(3)(7)(8)(14)(24)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/22	12/31	20,110	19,926	20,110	1.8%	(7)(8)(14)(19)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	12/22	12/31	—	(4)	—	—%	(7)(8)(14)(19)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	07/21	03/28	4,786	4,764	4,786	0.4%	(7)(8)(19)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	07/24	12/30	744	709	744	0.1%	(3)(7)(8)(16)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.4% Cash	12/23	12/30	1,606	1,499	1,606	0.1%	(3)(7)(8)(14)(28)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/24	11/31	15,353	15,290	15,353	1.3%	(7)(8)(14)(19)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	11/24	11/31	740	727	740	0.1%	(7)(8)(14)(19)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	11/18	06/27	17,795	17,759	17,712	1.5%	(7)(8)(18)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 5.90%, 8.5% Cash	09/20	09/27	1,776	1,810	1,769	0.2%	(3)(7)(8)(16)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 5.90%, 10.0% Cash	02/21	09/27	3,668	3,655	3,653	0.3%	(3)(7)(8)(19)
Webcentral DEH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash	07/26	12/30	—	(95)	(98)	—%	(3)(7)(8)(14)(16)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/24	03/30	13,567	13,391	13,539	1.2%	(7)(8)(19)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/24	03/30	—	(11)	(2)	—%	(7)(8)(14)(19)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	05/22	05/29	318	305	318	—%	(3)(7)(8)(17)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	05/22	05/29	9,349	8,724	9,349	0.8%	(3)(7)(8)(23)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.00%, 14.7% PIK	05/22	05/29	5,125	4,843	5,043	0.4%	(3)(7)(8)(23)
Subtotal Services: Business (41.3%)*					491,791	483,164	473,568
Services: Consumer
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	04/25	04/31	1,215	1,201	1,217	0.1%	(7)(8)(19)
Application Boot Camp LLC	Revolver	SOFR + 4.75%, 8.8% Cash	04/25	04/31	—	(4)	—	—%	(7)(8)(14)(19)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	82	82	83	—%	(7)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.1% Cash, 2.2% PIK	07/22	07/29	977	926	957	0.1%	(3)(7)(8)(14)(17)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	10/20	04/29	6,349	6,202	5,683	0.5%	(3)(7)(8)(16)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	10/23	10/29	4,559	4,498	3,953	0.3%	(7)(8)(18)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.8% Cash	10/23	10/29	199	194	155	—%	(7)(8)(14)(18)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	09/25	09/30	3,413	3,370	3,372	0.3%	(7)(8)(19)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	04/25	04/31	$3,236	$3,212	$3,062	0.3%	(7)(8)(19)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 10.0% Cash	04/25	04/31	—	(1)	(10)	—%	(7)(8)(14)(19)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	10/24	02/30	6,150	6,127	6,150	0.5%	(7)(8)(19)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 9.5% Cash	07/22	07/27	2,814	2,782	2,814	0.2%	(3)(7)(8)(24)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 8.0% Cash	07/22	07/27	620	673	620	0.1%	(3)(7)(8)(29)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	11/23	11/29	2,116	2,092	2,050	0.2%	(7)(8)(18)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.4% Cash	11/23	11/29	93	89	82	—%	(7)(8)(14)(18)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	11/23	11/29	2,253	2,085	2,243	0.2%	(3)(7)(8)(14)(24)
Lido Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	04/26	04/33	4,282	4,243	4,247	0.4%	(7)(8)(14)(18)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash	03/24	12/28	214	193	79	—%	(3)(7)(8)(17)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.1% Cash	06/25	12/28	250	255	164	—%	(3)(7)(8)(14)(17)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 8.1% Cash	12/21	06/27	196	173	72	—%	(3)(7)(8)(17)
Panther Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.3% Cash	03/26	12/29	4,169	4,091	4,094	0.4%	(3)(7)(8)(14)(24)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	12/20	12/26	10,061	10,046	10,020	0.9%	(7)(8)(19)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.6% Cash	09/21	09/29	1,741	1,789	1,643	0.1%	(3)(7)(8)(25)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 4.88%, 7.6% Cash	03/25	03/32	3,113	2,917	3,113	0.3%	(3)(7)(8)(17)
Subtotal Services: Consumer (4.9%)*					58,102	57,235	55,863
Structured Product
Catawba River Limited	Structured - Junior Note	N/A	10/22	10/31	4,624	4,071	2,274	0.2%	(3)(7)(13)
Magnetite XIX, Limited	Subordinated Notes	SOFR + 8.00%, 11.7% Cash	02/22	04/34	5,250	5,250	4,773	0.4%	(3)(8)(19)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	9,274	9,274	9,240	0.8%	(3)(7)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.2% Cash	03/25	02/32	2,955	2,955	2,973	0.3%	(3)(7)(8)(19)
US Bank National Association Series 2025-2	Structured Note - Class R	SOFR + 7.00%, 10.6% Cash	09/25	08/32	2,887	2,887	2,911	0.3%	(3)(8)(18)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	475	475	457	—%	(3)
Subtotal Structured Product (2.0%)*					26,193	25,640	23,349
Telecommunications
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.25%, 9.9% Cash	08/22	08/29	3,298	3,205	3,130	0.3%	(3)(7)(8)(31)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.4% Cash	12/21	07/29	2,850	2,726	2,850	0.2%	(3)(7)(8)(24)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.3% Cash	09/20	09/27	12,419	11,961	11,922	1.0%	(3)(7)(8)(22)
Subtotal Telecommunications (1.6%)*					18,567	17,892	17,902

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	12/25	12/31	$3,797	$3,723	$3,797	0.3%	(7)(8)(14)(19)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	12/25	12/31	157	146	157	—%	(7)(8)(14)(19)
Armstrong Transport Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	06/26	06/33	7,241	7,111	7,119	0.6%	(7)(8)(14)(19)
Armstrong Transport Group, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	06/26	06/33	471	449	450	—%	(7)(8)(14)(19)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	12/20	12/26	3,994	3,991	3,994	0.3%	(7)(8)(19)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	05/21	05/28	4,461	4,445	4,394	0.4%	(7)(8)(19)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.35%, 9.1% Cash	04/22	11/28	6,667	6,598	6,467	0.6%	(3)(7)(8)(18)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.6% Cash	12/21	12/27	11,770	11,672	11,770	1.0%	(7)(8)(19)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	12/21	12/27	780	777	780	0.1%	(7)(8)(19)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.6% Cash	12/21	12/27	226	217	225	—%	(7)(8)(14)(19)
PAS Chassis Holdco LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	01/26	12/32	14,430	14,164	14,175	1.2%	(7)(8)(18)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.6% Cash	12/22	12/28	6,017	5,935	5,795	0.5%	(7)(8)(19)
R1 Holdings, LLC	Revolver	SOFR + 6.75%, 10.6% Cash	12/22	12/28	1,508	1,483	1,439	0.1%	(7)(8)(14)(19)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% PIK	11/24	05/30	2,993	2,988	1,473	0.1%	(7)(8)(10)(19)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 4.7% Cash, 9.5% PIK	11/25	11/29	424	424	424	—%	(7)(8)(19)
REP SEKO Merger Sub, LLC	First Out Term Loan	SOFR + 10.00%, 13.7% PIK	11/24	11/29	1,233	1,219	1,233	0.1%	(7)(8)(19)
Transportation Insight, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.1% PIK	12/25	01/29	4,216	4,216	4,216	0.4%	(7)(8)(19)
Transportation Insight, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	12/25	01/29	641	589	641	0.1%	(7)(8)(14)(19)
Subtotal Transportation: Cargo (6.0%)*					71,026	70,147	68,549
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	08/30	2,175	2,175	2,137	0.2%	(7)(8)(19)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	2,201	2,201	2,163	0.2%	(7)(8)(19)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	2,201	2,201	2,163	0.2%	(7)(8)(19)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	2,404	2,387	2,353	0.2%	(7)(8)(19)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	2,404	2,387	2,353	0.2%	(7)(8)(19)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	2,404	2,387	2,353	0.2%	(7)(8)(19)
International Fleet Financing No.2 B.V.	Revolver	10.5% Cash	07/25	06/27	8,791	8,964	8,678	0.8%	(3)(7)(14)
Subtotal Transportation: Consumer (1.9%)*					22,580	22,702	22,200
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	08/25	08/31	5,394	5,325	5,200	0.5%	(7)(8)(19)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	08/25	08/31	92	84	69	—%	(7)(8)(14)(19)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	2,359	2,241	2,347	0.2%	(7)
Prime Power Solutions, LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	05/26	10/31	15,000	14,720	14,724	1.3%	(7)(8)(19)
Subtotal Utilities: Electric (2.0%)*					22,845	22,370	22,340
Subtotal Debt Investments (162.1%)*					1,934,118	1,893,851	1,853,305

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	LLC Units		04/25		18,151.3	$18	$16	—%	(7)(13)
Accurus Aerospace Corporation	Common Stock		04/22		437,623.3	438	394	—%	(7)(13)
AFT Fastener Holdings, LLC	Class A1 Preferred Units	12.0% PIK	07/26		351.9	352	352	—%	(7)(13)
AFT Fastener Holdings, LLC	Class B Common Units		07/26		351.9	—	—	—%	(7)(13)
Balaena Maritime (UK) Limited	Warrants		06/26		78	—	—	—%	(3)(7)(13)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	390	—%	(7)(13)
GB Eagle Buyer, Inc.	Partnership Units		12/22		687	687	3,365	0.3%	(13)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		205	21	—	—%	(7)(13)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		1,842	184	217	—%	(7)(13)
Surface Finishing Technologies Inc.	Common Stock		04/26		192,455	192	254	—%	(7)(13)
Whitcraft Holdings, Inc.	LP Units		02/23		63,087.1	631	1,537	0.1%	(7)(13)
Subtotal Aerospace & Defense (0.6%)*						2,648	6,525
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	423	—%	(7)(13)
Randys Holdings, Inc.	Common Stock		11/22		5,333	533	655	0.1%	(7)(13)
Recon Buyer LLC	LLC Units		11/25		116.2	116	141	—%	(7)(13)
SPATCO Energy Solutions, LLC	Common Stock		07/24		285,839	287	192	—%	(7)(13)
SVI International LLC	LLC Units		03/24		207,921	208	395	—%	(7)
Velocity Pooling Vehicle, LLC	Common Stock		02/22		4,676	60	2	—%	(7)(13)
Velocity Pooling Vehicle, LLC	Warrants		02/22		5,591	72	3	—%	(7)(13)
Subtotal Automotive (0.2%)*						1,731	1,811
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		279,230	3,341	5,509	0.5%	(13)
Aegros Holdco 2 Ltd	Common Stock		05/25		889,464	12	685	0.1%	(3)(7)(13)
Alpha Holdings LLC	LLC Units		07/26		402,839	403	403	—%	(7)(13)
Bishop Street Underwriters, LLC	LLC Units		07/25		188,809.2	287	349	—%	(7)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		732,019	2,769	2,774	0.2%	(7)
Credit Key Funding II LLC	Warrants		12/25		862,753	—	17	—%	(7)(13)
ERS Holdings, LLC	LLC Units		01/26		45,975	54	54	—%	(7)(13)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		3,422,190	3,422	4,209	0.4%	(3)(7)(13)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		2,828,286	1,031	1,584	0.1%	(3)(7)
iCreditWorks LLC	Preferred Stock	17.5% PIK	03/25		59,462.7	12,338	12,032	1.1%	(7)
iCreditWorks LLC	Warrants		03/25		23,692.2	—	—	—%	(7)(13)
Pinion Holdings Limited	Preferred Stock	10.0% PIK	02/26		459,511.1	460	460	—%	(3)(7)
Resolute Investment Managers, Inc.	Common Stock		03/24		51,428	—	—	—%	(7)(13)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,728	0.4%	(3)(7)(13)
Subtotal Banking, Finance, Insurance, & Real Estate (2.9%)*						25,317	32,804

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		21,031	$—	$1,597	0.1%	(7)(13)
GMF Parent, Inc.	LLC Units		12/25		138	138	113	—%	(7)(13)
Woodland Foods, LLC	Common Stock		12/21		1,663.30	1,663	2,095	0.2%	(7)(13)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		364.00	601	745	0.1%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		94.60	166	166	—%	(7)
Subtotal Beverage, Food, & Tobacco (0.4%)*						2,568	4,716
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		346.9	347	472	—%	(7)(13)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,409	741	3,456	0.3%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		281	281	—	—%	(7)(13)
Process Insights Acquisition, Inc.	Class A Preferred Stock		05/26		28.84	17	—	—%	(7)(13)
Rapid Buyer LLC	LLC Units		10/24		533	533	570	—%	(7)(13)
TAPCO Buyer LLC	LLC Units		11/24		339	364	433	—%	(7)
Subtotal Capital Equipment (0.4%)*						2,283	4,931
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		88,110	88	101	—%	(7)(13)
Aptus 1829. GmbH	Preferred Stock		09/21		13	120	87	—%	(3)(7)(13)
Aptus 1829. GmbH	Common Stock		09/21		48	12	—	—%	(3)(7)(13)
Polymer Solutions Group Holdings, LLC	Common Stock		02/22		74	—	—	—%	(7)(13)
Subtotal Chemicals, Plastics, & Rubber (—%)*						220	188
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		1,004,467	1,004	1,235	0.1%	(7)(13)
Subtotal Construction & Building (0.1%)*						1,004	1,235
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(13)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(13)
DecksDirect, LLC	Preferred Stock		03/25		9.5	11	—	—%	(7)(13)
Lifestyle Intermediate II, LLC	Class A Common Units		01/25		16,173.0	—	—	—%	(7)(12)(13)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		202,393.6	202	271	—%	(7)(13)
RTIC Subsidiary Holdings, LLC	Class A Preferred Stock		02/22		145.347	4	—	—%	(7)(13)
RTIC Subsidiary Holdings, LLC	Class B Preferred Stock		02/22		145.347	—	—	—%	(7)(13)
RTIC Subsidiary Holdings, LLC	Class C Preferred Stock		02/22		7,844.03	450	17	—%	(7)(13)
RTIC Subsidiary Holdings, LLC	Common Stock		02/22		153	—	—	—%	(7)(13)
Serta Simmons Bedding LLC	Common Stock		06/23		109,127	1,630	627	0.1%	(13)
Team Air Distributing, LLC	Partnership Equity		05/23		526,326.5	523	—	—%	(7)(13)
Team Air Distributing, LLC	Preferred Stock		06/26		48,431.3	48	—	—%	(7)(13)
Team Air Distributing, LLC	Preferred Stock		03/26		88,888.9	93	—	—%	(7)(13)
Terrybear, Inc.	Partnership Equity		04/22		24,358.97	239	—	—%	(7)(13)
Terrybear, Inc.	Preferred Stock		07/26		345,160.5	166	169	—%	(7)(13)
Subtotal Consumer goods: Durable (0.1%)*						3,468	1,084
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		233	233	279	—%	(7)(13)
David Wood Baking UK Ltd	Common Stock		09/26		333	—	—	—%	(3)(7)(13)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Ice House America, L.L.C.	LLC Units		01/24		2,892.5	$289	$212	—%	(7)(13)
Safety Products Holdings, LLC	Preferred Stock		12/20		378.7	380	659	0.1%	(7)(13)
Subtotal Consumer goods: Non-durable (0.1%)*						902	1,150
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		2,769	277	628	0.1%	(7)(13)
Five Star Holding LLC	LLC Units		05/22		966.99	967	653	0.1%	(7)(13)
Subtotal Containers, Packaging, & Glass (0.1%)*						1,244	1,281
Energy: Oil & Gas
Ferrellgas L.P.	Opco Preferred Units		03/21		2,886	2,799	3,030	0.3%	(7)
Subtotal Energy: Oil & Gas (0.3%)*						2,799	3,030
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		14,618	18,632	16,911	1.5%	(7)
Subtotal Environmental Industries (1.5%)*						18,632	16,911
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,628	0.2%	(3)(7)(13)
Amalfi Midco	Warrants		09/22		380,385	4	1,349	0.1%	(3)(7)(13)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(13)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(13)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(13)
Canadian Orthodontic Partners Corp.	Common Stock		08/24		14.37	—	—	—%	(3)(7)(13)
Forest Buyer, LLC	Class A LLC Units		03/24		122	122	125	—%	(7)(13)
Forest Buyer, LLC	Class B LLC Units		03/24		122	—	56	—%	(7)(13)
GCDL LLC	Common Stock		08/24		243,243.24	243	253	—%	(7)(13)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(13)
HemaSource, Inc.	Common Stock		08/23		101,080	101	166	—%	(7)(13)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	195	—%	(3)(7)(13)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	196	—%	(7)(13)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	12/24		1,229.1	13	39	—%	(7)
SCP Medical Products, LLC.	LLC Units		06/25		393.3	53	56	—%	(7)(13)
TA KHP Aggregator, L.P.	Common Stock		06/25		51,435.9	52	101	—%	(7)(13)
Unosquare, LLC	LLC Units		06/25		260,817.7	261	149	—%	(7)(13)
VB Spine Intermediary II LLC	LLC Units		04/25		905,056.2	—	—	—%	(7)(13)
Subtotal Healthcare & Pharmaceuticals (0.5%)*						2,824	5,313
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		464	1	—	—%	(3)(7)(13)
Argus Bidco Limited	Class B Common Stock		04/26		3,651	5	5	—%	(3)(7)(13)
Argus Bidco Limited	Ordinary Shares		04/26		30	—	—	—%	(3)(7)(13)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		41,560	70	20	—%	(3)(7)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		41,560	70	20	—%	(3)(7)
CH Buyer, LLC	LLC Units		05/25		685	69	86	—%	(7)(13)
CW Group Holdings, LLC	LLC Units		01/21		161,290.32	161	474	—%	(7)(13)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		243,081	—	—	—%	(3)(7)(13)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		351,478	$—	$—	—%	(3)(7)(13)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock		03/22		6,582.7	11,438	362	—%	(7)(13)
FSS Buyer LLC	LP Interest		08/21		1,160.9	12	16	—%	(7)(13)
FSS Buyer LLC	LP Units		08/21		5,104.3	51	70	—%	(7)(13)
NAW Buyer LLC	LLC Units		09/23		472,512	473	846	0.1%	(7)(13)
OSP Hamilton Purchaser, LLC	LP Units		07/22		173,749	174	198	—%	(7)(13)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		13.9	14	31	—%	(7)(13)
ProfitOptics, LLC	LLC Units		03/22		241,935.48	161	489	—%	(7)(13)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		2,357.5	236	344	—%	(7)(13)
Subtotal High Tech Industries (0.3%)*						12,935	2,961
Media: Advertising, Printing, & Publishing
Advantage Software Company (The), LLC	Class A1 Partnership Units		12/21		8,717.76	280	219	—%	(7)(13)
Advantage Software Company (The), LLC	Class A2 Partnership Units		12/21		2,248.46	72	57	—%	(7)(13)
Advantage Software Company (The), LLC	Class B1 Partnership Units		12/21		8,717.76	9	—	—%	(7)(13)
Advantage Software Company (The), LLC	Class B2 Partnership Units		12/21		2,248.46	2	—	—%	(7)(13)
ASC Communications, LLC	Class A Units		07/22		25,718.20	539	1,068	0.1%	(7)
Subtotal Media: Advertising, Printing, & Publishing (0.1%)*						902	1,344
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		676,881.00	677	1,401	0.1%	(7)(13)
Subtotal Media: Broadcasting & Subscription (0.1%)*						677	1,401
Media: Diversified & Production
BrightSign LLC	LLC Units		10/21		1,107,492.71	1,107	1,694	0.1%	(7)
Rock Labor LLC	LLC Units		09/23		233,871	1,252	1,240	0.1%	(7)(13)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	284	—%	(7)(13)
Vital Buyer, LLC	Partnership Units		06/21		16,442.9	164	482	—%	(7)(13)
Subtotal Media: Diversified & Production (0.3%)*						3,039	3,700
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		345,021.3	345	345	—%	(7)(13)
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	404	—%	(7)(13)
Broadway Buyer, LLC	LLC Units		12/25		312,055	312	387	—%	(7)(13)
CGI Parent, LLC	Preferred Stock		02/22		657	722	1,978	0.2%	(7)(13)
CMT Opco Holding, LLC (Concept Machine)	LLC Units		09/23		12,634.8	506	—	—%	(7)(13)
Coyo Uprising GmbH	Class A Units		09/21		440	205	243	—%	(3)(7)(13)
Coyo Uprising GmbH	Class B Units		09/21		191	446	319	—%	(3)(7)(13)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.20	192	218	—%	(7)(13)
EFC International	Common Stock		03/23		163.83	231	235	—%	(7)(13)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	353	—%	(7)(13)
IMS Services Enterprises, LLC	LLC Units		04/26		294	294	320	—%	(7)(13)
LeadsOnline, LLC	LLC Units		02/22		81,739	85	199	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		66	68	106	—%	(7)(13)
MC Group Ventures Corporation	Partnership Units		06/21		746.66	747	301	—%	(7)(13)
MC Group Ventures Corporation	Preferred Stock		07/26		40.6	45	41	—%	(7)(13)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
MIV Buyer, LLC	LLC Units		09/25		1,007.4	$101	$95	—%	(7)(13)
NF Holdco, LLC	LLC Units		03/23		639,510	659	96	—%	(7)(13)
SmartShift Group, Inc.	Common Stock		09/23		275	275	769	0.1%	(7)(13)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		1,589	50	95	—%	(7)(13)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	49	—%	(7)(13)
Xeinadin Bidco Limited	Common Stock		05/22		45,665,825	565	607	0.1%	(3)(7)(13)
Subtotal Services: Business (0.6%)*						6,233	7,160
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		234,751.8	235	319	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		637,677.11	638	1,039	0.1%	(7)(13)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,592	—	—	—%	(3)(7)(13)
Subtotal Services: Consumer (0.1%)*						873	1,358
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	72	—%	(3)(7)(13)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(7)(13)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	12,225	9,697	0.8%	(7)
Subtotal Telecommunications (0.9%)*						12,336	9,769
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		530.92	531	912	0.1%	(7)(13)
FragilePak LLC	Partnership Units		05/21		937.5	938	468	—%	(7)(13)
ITI Intermodal, Inc.	Common Stock		01/22		7,500.4	750	900	0.1%	(7)(13)
REP SEKO Merger Sub, LLC	Common Stock		11/24		1,231	5,403	—	—%	(7)(13)
Transportation Insight, LLC	Class A Common Units		01/26		14.51	—	—	—%	(7)(13)
Transportation Insight, LLC	Class A Preferred Units		01/26		20.04	3,099	4,535	0.4%	(7)(13)
Subtotal Transportation: Cargo (0.6%)*						10,721	6,815
Subtotal Equity Investments (10.2%)*						113,356	115,487
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			1,206	1,507	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						1,206	1,507
Subtotal Royalty Rights (0.1%)*						1,206	1,507
Subtotal Non-Control / Non-Affiliate Investments (172.4%)*						2,008,413	1,970,299
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$14,617	$14,617	$14,616	1.3%	(7)
Subtotal Aerospace & Defense (1.3%)*					14,617	14,617	14,616
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	First Lien Senior Secured Term Loan	SOFR + 6.60%, 10.5% Cash	05/26	02/29	3,333	3,333	3,333	0.3%	(7)(8)(14)(18)
Eclipse Business Capital, LLC	Revolver	SOFR + 6.60%, 10.5% Cash	07/21	02/29	12,273	12,229	12,273	1.1%	(7)(8)(14)(18)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,532	4,546	0.4%	(7)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 14.3% PIK	12/21	06/28	62,380	61,495	48,969	4.3%	(7)(8)(19)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	11/25	11/30	$12,190	$11,963	$11,949	1.0%	(7)(8)(14)(19)
Subtotal Banking, Finance, Insurance, & Real Estate (7.2%)*					94,721	93,552	81,070
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.1% Cash	12/23	12/28	8,722	8,722	8,578	0.8%	(7)(8)(19)
Subtotal Chemicals, Plastics, & Rubber (0.8%)*					8,722	8,722	8,578
Construction & Building
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	05/26	12/29	4,404	4,404	4,404	0.4%	(7)(8)(19)
EMI Porta Holdco LLC	Revolver	SOFR + 5.50%, 9.2% Cash	05/26	11/29	—	—	—	—%	(7)(8)(14)(19)
Subtotal Construction & Building (0.4%)*					4,404	4,404	4,404
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	16,394	15,661	15,784	1.4%	(7)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	7,324	7,067	7,051	0.6%	(7)
Subtotal Hotel, Gaming, & Leisure (2.0%)*					23,718	22,728	22,835
Services: Business
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 3.8% Cash, 6.5% PIK	03/22	03/29	2,804	2,291	2,183	0.2%	(3)(7)(8)(23)
Subtotal Services: Business (0.2%)*					2,804	2,291	2,183
Subtotal Debt Investments (11.7%)*					148,986	146,314	133,686
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		5,381,304.8	$3,250	$6,295	0.6%	(7)
Subtotal Aerospace & Defense (0.6%)*						3,250	6,295
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		07/21		89,447,396	93,052	139,539	12.2%	(7)
Policy Services Company, LLC	Class A Units		04/26		251.4	—	—	—%	(7)(13)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.9% Cash	02/23		71,000	88,881	88,871	7.8%	(7)(14)(19)
Rocade Holdings LLC	Common LP Units		02/23		23.8	—	5,469	0.5%	(7)
Subtotal Banking, Finance, Insurance, & Real Estate (20.5%)*						181,933	233,879
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	Common Stock		12/23		1,243,071	12,177	10,218	0.9%	(7)(13)
Subtotal Chemicals, Plastics, & Rubber (0.9%)*						12,177	10,218
Construction & Building
EMI Porta Holdco LLC	Preferred Stock	12.0% PIK	05/26		2,322,860	2,432	2,439	0.2%	(7)
EMI Porta Holdco LLC	Common Stock		05/26		6,017,772	3,004	3,911	0.3%	(7)(13)
Subtotal Construction & Building (0.6%)*						5,436	6,350
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		3,518,097	16,494	21,285	1.9%	(7)
Subtotal Hotel, Gaming, & Leisure (1.9%)*						16,494	21,285
Investment Funds & Vehicles
Jocassee Partners LLC	9.1% Member Interest		06/19			35,158	31,159	2.7%	(3)(9)(14)
Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest		02/22			11,532	—	—%	(3)(9)(13)
Thompson Rivers LLC	16.0% Member Interest		06/20			18,024	2,261	0.2%	(9)(13)
Waccamaw River LLC	20% Member Interest		02/21			12,664	60	—%	(3)(9)(13)
Subtotal Investment Funds & Vehicles (2.9%)*						77,378	33,480

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Services: Business
Zeppelin Bidco Limited	Ordinary Shares		08/25		879	$—	$—	—%	(3)(7)(13)
Subtotal Services: Business (—%)*						—	—
Subtotal Equity Investments (27.2%)*						296,668	311,507
Subtotal Affiliate Investments (38.9%)*						442,982	445,193
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Automotive
MVC Automotive Group GmbH	First Lien Senior Secured Term Loan	7.7% Cash	06/26	01/28	$4,771	$4,833	$4,771	0.4%	(3)(7)
MVC Automotive Group GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.65%, 9.9% Cash	01/26	01/28	1,704	1,786	1,705	0.1%	(3)(7)(8)(16)
Subtotal Automotive (0.6%)*					6,475	6,619	6,476
Capital Equipment
Security Holdings B.V.	First Lien Senior Secured Term Loan	6.0%PIK	07/26	03/28	1,477	1,496	1,477	0.1%	(3)(7)(14)
Security Holdings B.V.	Bridge Loan	5.0% PIK	12/20	06/27	7,173	7,173	7,173	0.6%	(3)(7)
Security Holdings B.V.	Revolver	6.0% PIK	09/23	12/27	11,250	11,336	11,251	1.0%	(3)(7)(14)
Security Holdings B.V.	Senior Subordinated Term Loan	3.1% PIK	12/20	06/27	11,908	11,908	11,907	1.0%	(3)(7)
Security Holdings B.V.	Senior Unsecured Term Loan	15.0% PIK	04/21	04/29	3,146	3,161	3,146	0.3%	(3)(7)
Subtotal Capital Equipment (3.1%)*					34,954	35,074	34,954
Subtotal Debt Investments (3.6%)*					41,429	41,693	41,430
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Automotive
MVC Automotive Group GmbH	Common Equity Interest		12/20		25,404	$23,173	$8,540	0.7%	(3)(7)(13)
Subtotal Automotive (0.7%)*						23,173	8,540
Capital Equipment
Security Holdings B.V.	Common Stock Series A		02/22		17,100	560	469	—%	(3)(7)(13)
Security Holdings B.V.	Common Stock Series B		12/20		1,236	35,191	43,840	3.8%	(3)(7)(13)
Subtotal Capital Equipment (3.9%)*						35,751	44,309
Subtotal Equity Investments (4.6%)*						58,924	52,849
Subtotal Control Investments (8.2%)*						100,617	94,279
Total Investments, September 30, 2026 (219.5%)*						$2,552,012	$2,509,771

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	7.00%	SOFR + 3.1475%	2/15/2029	$300,000	$(6,559)	February 2029 Notes	$(6,559)
Interest rate swap (See Note 5)	5.20%	SOFR + 2.059%	9/15/2028	$300,000	$(8,737)	September 2028 Notes	(8,737)
Total Interest Rate Swaps, September 30, 2026							$(15,296)

Credit Support Agreement:
Description	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
New Sierra Credit Support Agreement(a)(b)(c)	Barings LLC	04/01/32	$10,995	$1,260	$(69)

Total Credit Support Agreement, September 30, 2026			$10,995	$1,260	$(69)

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)
(a)     The New Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) covers investments in two portfolio companies acquired by Barings BDC, Inc. (the “Company”) from Sierra Income Corporation (“Sierra”) in connection with the Sierra Merger (as defined in “Note 2. Agreements and Related Party Transactions”) and any investments received by the Company in connection with the restructuring, amendment, extension or other modification of such investments (the “New Sierra Reference Portfolio”). Each investment that is included in the New Sierra Reference Portfolio is denoted in the above Schedule of Investments with footnote (12).
(b)      The Company and Barings LLC (“Barings” or the “Adviser”) entered into the New Sierra Credit Support Agreement pursuant to which Barings agreed to provide credit support to the Company in the amount of up to $11.0 million.
(c) Settlement Date means the earlier of (1) April 1, 2032 or (2) the date on which the entire New Sierra Reference Portfolio has been realized or written off.

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$4,000	$2,801	HSBC Bank USA	12/30/26	$(22)
Foreign currency forward contract (AUD)	$44,703	A$63,017	HSBC Bank USA	12/30/26	918
Foreign currency forward contract (CAD)	$2,088	C$2,923	HSBC Bank USA	12/30/26	20
Foreign currency forward contract (DKK)	$534	3,473kr.	HSBC Bank USA	12/30/26	4
Foreign currency forward contract (EUR)	€625	$718	HSBC Bank USA	12/30/26	(5)
Foreign currency forward contract (EUR)	$143,320	€124,767	HSBC Bank USA	12/30/26	1,070
Foreign currency forward contract (NZD)	$3,368	NZ$5,869	HSBC Bank USA	12/30/26	45
Foreign currency forward contract (NOK)	$4,002	37,831kr	HSBC Bank USA	12/30/26	60
Foreign currency forward contract (GBP)	$145,101	£108,684	HSBC Bank USA	12/30/26	664
Foreign currency forward contract (SEK)	$1,984	19,432kr	HSBC Bank USA	12/30/26	26
Foreign currency forward contract (CHF)	$5,596	4,542Fr.	HSBC Bank USA	12/30/26	98
Total Foreign Currency Forward Contracts, September 30, 2026					$2,878

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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of September 30, 2026 represented 219.5% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 22.8% of total investments at fair value as of September 30, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)In accordance with the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns at least 5% but not more than 25% of the portfolio company’s outstanding voting securities and does not otherwise control (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2026 were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam(d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.6% PIK)(e)	$1,731	$—	$(1,304)	$(1,233)	$806	$—	$—
	Ordinary Shares (42,639,498 shares)	—	—	—	—	—	—	—
		1,731	—	(1,304)	(1,233)	806	—	—

Celebration Bidco, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 8.00%, 12.1% Cash)	8,463	43	—	—	72	8,578	774
	Common Stock (1,243,071 shares)	8,925	—	—	—	1,293	10,218	—
		17,388	43	—	—	1,365	18,796	774

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Coastal Marina Holdings, LLC(d)	Subordinated Term Loan (8.0% Cash)	$15,891	$94	$(226)	$—	$25	$15,784	$1,088
	Subordinated Term Loan (8.0% Cash)	7,327	46	(339)	—	17	7,051	504
	LLC Units (3,518,097 units)	19,983	—	—	—	1,302	21,285	513
		43,201	140	(565)	—	1,344	44,120	2,105

Eclipse Business Capital, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 6.60%, 10.5% Cash)	—	3,333	—	—	—	3,333	124
	Revolver (SOFR + 6.60%, 10.5% Cash)	9,909	44,862	(42,485)	—	(13)	12,273	774
	Second Lien Senior Secured Term Loan (7.5% Cash)	4,546	4	—	—	(4)	4,546	265
	LLC units (89,447,396 units)	139,539	—	—	—	—	139,539	12,111
		153,994	48,199	(42,485)	—	(17)	159,691	13,274

EMI Porta Holdco LLC(d)	First Lien Senior Secured Term Loan (SOFR + 5.50%, 9.2% Cash)	—	4,656	(252)	—	—	4,404	166
	Revolver (SOFR + 5.50%, 9.2% Cash)	—	127	(127)	—	—	—	2
	Preferred Stock (2,322,860 shares) (12.0% PIK)	—	2,432	—	—	7	2,439	109
	Common Stock (6,017,772 shares)	—	3,004	—	—	907	3,911	—
		—	10,219	(379)	—	914	10,754	277

Jocassee Partners LLC	9.1% Member Interest	37,986	—	—	—	(6,827)	31,159	8,564
		37,986	—	—	—	(6,827)	31,159	8,564

Policy Services Company, LLC(d)	First Lien Senior Secured Term Loan (SOFR + 6.00%, 14.3% PIK)	—	56,563	—	—	(7,594)	48,969	4,196
	Class A Units (251.4 units)	—	—	—	—	—	—	—
	Warrants - Class A (2.5582 units)	—	—	—	—	—	—	—
	Warrants - Class B (0.8634 units)	—	—	—	—	—	—	—
	Warrants - Class CC (0.0888 units)	—	—	—	—	—	—	—
	Warrants - Class D (0.2471 units)	—		—	—	—	—	—
		—	56,563	—	—	(7,594)	48,969	4,196

Rocade Holdings LLC(d)	Second Lien Senior Secured Term Loan (SOFR + 8.00%, 11.7% Cash)	2,667	9,292	—	—	(10)	11,949	704
	Preferred LP Units (71,000 units) (SOFR + 6.00%, 9.9% Cash)	89,450	6,439	(7,010)	—	(8)	88,871	6,439
	Common LP Units (23.8 units)	3,596	—	—	—	1,873	5,469	1,236
		95,713	15,731	(7,010)	—	1,855	106,289	8,379

Sierra Senior Loan Strategy JV I LLC	89.01% Member Interest	16,404	—	(16,437)	—	33	—	223
		16,404	—	(16,437)	—	33	—	223

Skyvault Holdings LLC(d)	First Lien Senior Secured Term Loan (12.0% Cash)	16,020	123	(1,527)	—	—	14,616	1,427
	LLC Units (5,381,304.8 units)	5,339	41	(2,140)	—	3,055	6,295	1,899
		21,359	164	(3,667)	—	3,055	20,911	3,326

Thompson Rivers LLC	16.0% Member Interest	4,271	—	(1,997)	—	(13)	2,261	—
		4,271	—	(1,997)	—	(13)	2,261	—

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment

Waccamaw River LLC	20% Member Interest	$4,489	$—	$(4,406)	$—	$(23)	$60	$161
		4,489	—	(4,406)	—	(23)	60	161

Zeppelin Bidco Limited(d)	First Lien Senior Secured Term Loan (SONIA + 6.50%, 3.8% Cash, 6.5% PIK)	2,565	282	—	—	(664)	2,183	216
	Ordinary Shares (879 shares)	82	—	—	—	(82)	—	—
		2,647	282	—	—	(746)	2,183	216

Total Affiliate Investments		$399,183	$131,341	$(78,250)	$(1,233)	$(5,848)	$445,193	$41,495
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
(e) Non-accrual investment

(5)    As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2026 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
MVC Automotive Group GmbH(d)	First Lien Senior Secured Term Loan (7.7% Cash)	$—	$4,833	$—	$—	$(62)	$4,771	$106
	First Lien Senior Secured Term Loan (EURIBOR + 7.65%, 9.9% Cash)	—	5,582	(3,733)	(63)	(81)	1,705	198
	Common Equity Interest (25,404 Shares)	14,143	—	—	—	(5,603)	8,540	—
		14,143	10,415	(3,733)	(63)	(5,746)	15,016	304

Security Holdings B.V(d)	First Lien Senior Secured Term Loan (6.0% PIK)	—	1,496	—	—	(19)	1,477	16
	Bridge Loan (5.0% PIK)	6,997	176	—	—	—	7,173	268
	Revolver (6.0% PIK)	6,225	5,527	—	(6)	(495)	11,251	443
	Senior Subordinated Term Loan (3.1% PIK)	11,565	342	—	—	—	11,907	277
	Senior Unsecured Term Loan (15.0% PIK)	2,909	335	—	—	(98)	3,146	337
	Common Stock Series A (17,100 shares)	436	—	—	—	33	469	—
	Common Stock Series B (1,236 shares)	40,702	—	—	—	3,138	43,840	—
		68,834	7,876	—	(6)	2,559	79,263	1,341

Total Control Investments		$82,977	$18,291	$(3,733)	$(69)	$(3,187)	$94,279	$1,645
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

Barings BDC, Inc.
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)
(8)Debt investment includes interest rate floor feature.
(9)Portfolio company does not issue shares or units; member interest is based on commitments.
(10)Non-accrual investment.
(11)Payment-in-kind (“PIK”) non-accrual investment.
(12)Investment was purchased as part of the Sierra Merger and is part of the New Sierra Reference Portfolio for purposes of the New Sierra Credit Support Agreement.
(13)Investment is non-income producing.
(14)Position or portion thereof is an unfunded loan or equity commitment.
(15)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2026 was 2.49600%.
(16)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2026 was 2.61700%.
(17)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2026 was 3.07400%.
(18)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2026 was 3.91252%.
(19)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2026 was 4.08330%.
(20)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2026 was 4.26907%.
(21)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2026 was 3.73630%.
(22)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2026 was 3.74800%.
(23)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2026 was 3.76542%.
(24)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2026 was 4.77150%.
(25)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2026 was 5.12300%.
(26)The interest rate on these loans is subject to 1 Month CORRA, which as of September 30, 2026 was 2.30555%.
(27)The interest rate on these loans is subject to 6 Month CORRA, which as of September 30, 2026 was 2.29821%.
(28)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2026 was 2.00700%.
(29)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2026 was 3.13000%.
(30)The interest rate on these loans is subject to 3 Month SARON, which as of September 30, 2026 was -0.04590%
(31)The interest rate on these loans is subject to 3 Month NIBOR, which as of September 30, 2026 was 4.80000%.

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Armstrong Transport Group (Pele Buyer, LLC)	Revolver	SOFR + 5.00%, 8.7% Cash	08/25	12/26	$10	$3	$(3)	—%	(7)(8)(14)(30)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.0% Cash	11/21	11/29	9,469	9,376	$9,450	0.8%	(7)(8)(12)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/20	12/26	3,994	3,980	3,994	0.3%	(7)(8)(12)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	05/27	4,496	4,463	4,496	0.4%	(7)(8)(13)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.85%, 8.7% Cash	04/22	11/28	6,667	6,573	6,667	0.6%	(3)(7)(8)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	12/21	12/27	11,955	11,799	11,955	1.0%	(7)(8)(13)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	12/21	12/27	793	787	793	0.1%	(7)(8)(13)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.2% Cash	12/21	12/27	226	211	226	—%	(7)(8)(13)(30)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	12/28	6,049	5,942	5,879	0.5%	(7)(8)(14)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	1,854	1,818	1,796	0.2%	(7)(8)(14)(30)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.8% Cash	11/24	05/30	2,760	2,760	2,081	0.2%	(7)(8)(13)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 14.4% Cash	11/25	11/29	258	258	258	—%	(7)(8)(13)(30)
REP SEKO Merger Sub, LLC	First Out Term Loan	SOFR + 10.00%, 13.9% Cash	11/24	11/29	1,112	1,095	1,112	0.1%	(7)(8)(13)
Transportation Insight, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash, 1.0% PIK	08/18	06/27	11,236	11,211	6,876	0.6%	(7)(8)(12)
Transportation Insight, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash, 1.0% PIK	12/25	03/26	26	26	26	—%	(7)(8)(12)
Transportation Insight, LLC	Revolver	SOFR + 4.50%, 8.3% Cash, 1.0% PIK	12/25	03/26	—	(39)	—	—%	(7)(8)(12)(30)
Subtotal Transportation: Cargo (5.7%)*					71,846	71,097	66,361
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	08/30	2,403	2,403	2,361	0.2%	(7)(8)(13)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	2,429	2,429	2,385	0.2%	(7)(8)(13)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	2,429	2,429	2,386	0.2%	(7)(8)(13)
International Fleet Financing No.2 B.V.	Class C Senior Secured Note	10.5% Cash	07/25	06/27	8,522	8,398	8,275	0.7%	(3)(7)(30)
Subtotal Transportation: Consumer (1.3%)*					15,783	15,659	15,407
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	08/25	08/31	5,434	5,357	5,364	0.5%	(7)(8)(13)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 9.1% Cash	08/25	08/31	165	156	157	—%	(7)(8)(13)(30)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,076	2,887	3,058	0.3%	(7)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/22	10/28	7,284	7,198	7,218	0.6%	(7)(8)(13)
Spatial Business Systems LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/22	10/28	—	(5)	(4)	—%	(7)(8)(13)(30)
Subtotal Utilities: Electric (1.4%)*					15,959	15,593	15,793
Subtotal Debt Investments (155.0%)*					1,949,047	1,843,112	1,799,436
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	LLC Units		04/25		18,151.3	$18	$6	—%	(7)(29)

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

Barings BDC, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		234,751.8	$235	$279	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		637,677.11	638	791	0.1%	(7)(29)
Marmoutier Holding B.V.	Common Stock		06/25		2,600,592	—	—	—%	(3)(7)(29)
Subtotal Services: Consumer (0.1%)*						873	1,070
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	123	—%	(3)(7)(29)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(7)(29)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	11,497	11,439	1.0%	(7)
Subtotal Telecommunications (0.8%)*						11,608	11,562
Transportation: Cargo
AIT Worldwide Logistics Holdings, Inc.	Partnership Units		04/21		348.68	349	785	0.1%	(7)(29)
Echo Global Logistics, Inc.	Partnership Equity		11/21		530.92	531	351	—%	(7)(29)
FragilePak LLC	Partnership Units		05/21		937.5	938	666	0.1%	(7)(29)
ITI Intermodal, Inc.	Common Stock		01/22		7,500.4	750	961	0.1%	(7)(29)
REP SEKO Merger Sub, LLC	Common Stock		11/24		1,231	5,403	—	—%	(7)(29)
Subtotal Transportation: Cargo (0.2%)*						7,971	2,763
Subtotal Equity Investments(9.9%)*						107,558	115,442
Royalty Rights:
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			1,292	1,486	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						1,292	1,486
Subtotal Royalty Rights (0.1%)*						1,292	1,486
Subtotal Non-Control / Non-Affiliate Investments (165.1%)*						1,951,962	1,916,364

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$16,021	$16,021	$16,020	1.4%	(7)(30)
Subtotal Aerospace & Defense (1.4%)*					16,021	16,021	16,020	1.4%
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.3% Cash	07/21	02/29	9,909	9,852	9,909	0.9%	(7)(12)(30)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	4,545	4,526	4,546	0.4%	(7)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.9% Cash	11/25	11/30	2,867	2,670	2,667	0.2%	(7)(8)(13)(30)
Subtotal Banking, Finance, Insurance, & Real Estate (1.5%)*					17,321	17,048	17,122
Chemicals, Plastics, & Rubber
Celebration Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% PIK	12/23	12/28	8,679	8,679	8,463	0.7%	(7)(13)
Subtotal Chemicals, Plastics, & Rubber (0.7%)*					8,679	8,679	8,463
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.5% PIK	12/22	12/29	2,902	2,537	1,731	0.1%	(3)(7)(8)(11)(26)
Subtotal Healthcare & Pharmaceuticals (0.1%)*					2,902	2,537	1,731

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
In September 2026, FASB issued Accounting Standards Update 2026-03, Fair Value Measurement (“ASU 2026-03”), which requires that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Share Repurchase Programs
On February 20, 2025, the Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, the Company was able to repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2026. The Prior Share Repurchase Program did not require the Company to repurchase any specific number of shares, and the Company could not assure stockholders that any shares would have been repurchased under the program. During both the three and nine months ended September 30, 2026, the Company did not repurchase any shares pursuant to the Prior Share Repurchase Program. During the year ended December 31, 2025, the Company repurchased a total of 702,054 shares of its common stock in the open market under the Prior Share Repurchase Program at an average price of $9.04 per share, including brokerage commissions.
On February 19, 2026, the Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of its outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require the Company to repurchase any specific number of shares, and the Company cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During both the three and nine months ended September 30, 2026, the Company did not repurchase any shares of its common stock in the open market under the Share Repurchase Program.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and nine months ended September 30, 2026, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $7.8 million and $24.1 million, respectively. For the three and nine months ended September 30, 2025, the Base Management Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were approximately $8.4 million and $24.6 million, respectively. As of September 30, 2026, the Base Management Fee of $7.8 million for the three months ended September 30, 2026 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Base Management Fee of $8.6 million for the three months ended December 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Audited Consolidated Balance Sheet.

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
For the three and nine months ended September 30, 2026, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $6.3 million and $16.0 million, respectively. For the three and nine months ended September 30, 2025, the Income-Based Fees determined in accordance with the terms of the Barings BDC Advisory Agreement were $5.6 million and $24.5 million, respectively. As of September 30, 2026, the Income-Based Fee of $6.3 million for the three months ended September 30, 2026 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Income-Based Fee of $7.0 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Audited Consolidated Balance Sheet.
The Company did not incur any capital gains fees for either of the three and nine months ended September 30, 2026 or 2025.
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
For both the three and nine months ended September 30, 2026 and September 30, 2025, the Company incurred and was invoiced by the Adviser for expenses of approximately $0.4 million and $1.1 million, respectively, under the terms of the Administration Agreement, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of both September 30, 2026 and December 31, 2025, the administrative expenses of $0.4 million for both the three months ended September 30, 2026 and December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited and Audited Consolidated Balance Sheets.
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
On May 8, 2025, the Company entered into the Termination and Cancellation Agreement (the “MVC Termination Agreement”) with Barings to terminate all rights and obligations under the MVC Credit Support Agreement in exchange for Barings’ cash payment of $23.0 million to the Company, which amount represents Barings’ maximum obligation under the MVC Credit Support Agreement. Barings’ cash payment of $23.0 million to the Company was made on June 30, 2025, and the Company recorded a $9.4 million gain, which is included in “Net realized gains (losses) - Credit Support Agreements” in the accompanying Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2025.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
•The Prior Sierra Credit Support Agreement covered all of the investments in the Prior Sierra Reference Portfolio.
•The Adviser had an obligation to provide credit support to the Company in an amount equal to the excess of (1) the aggregate realized and unrealized losses on the Prior Sierra Reference Portfolio less (2) the aggregate realized and unrealized gains on the Prior Sierra Reference Portfolio, in each case from the date of the closing of the Company’s merger with Sierra through the Prior Sierra Designated Settlement Date (as defined below) (up to a $100.0 million cap) (such amount, the “Prior Covered Losses”). For purposes of the Prior Sierra Credit Support Agreement, “Prior Sierra Designated Settlement Date” was defined as the earlier of (1) April 1, 2032 and (2) the date on which the entire Prior Sierra Reference Portfolio would have been realized or written off. No credit support was required to be made by the Adviser to the Company under the Prior Sierra Credit Support Agreement if the aggregate realized and unrealized gains on the Prior Sierra Reference Portfolio exceeded realized and unrealized losses of the Prior Sierra Reference Portfolio on the Prior Sierra Designated Settlement Date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
On May 29, 2026, the Company entered into the Termination and Cancellation Agreement (the “Sierra Termination Agreement”) with Barings to terminate all rights and obligations under the Prior Sierra Credit Support Agreement in exchange for Barings’ cash payment of $67.0 million to the Company, with respect to all investments covered by the Prior Sierra Credit Support Agreement that (i) had been realized (e.g., sold, matured, written-off, etc.) for financial reporting purposes as of May 29, 2026, (ii) had a fair value of $500,000 or less as of May 29, 2026 (treating them as if they had a fair value of zero) or (iii) were in an unrealized loss position as of May 29, 2026 (with the cash payment equaling the amount of the aggregate unrealized losses recorded). The cash payment fully satisfies the credit support obligation for those investments (or, in the case of investments in an unrealized loss position, the unrealized loss portions thereof) under the Prior Sierra Credit Support Agreement. Barings’ cash payment of $67.0 million to the Company was made on June 24, 2026, and the Company recorded a $22.6 million gain, which is included in the “Net realized gains (losses) - Credit support agreements” in the accompanying Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2026.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following tables:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2026:
Senior debt and 1st lien notes	$1,820,136	71%	$1,771,736	71%	155%
Subordinated debt and 2nd lien notes	236,083	9	233,332	9	21
Structured products	25,638	1	23,350	1	2
Equity shares	391,495	16	444,996	18	39
Equity warrants	76	—	1,369	—	—
Royalty rights	1,206	—	1,507	—	—
Investment in joint ventures	77,378	3	33,481	1	3
	$2,552,012	100%	$2,509,771	100%	220%
December 31, 2025:
Senior debt and 1st lien notes	$1,704,910	70%	$1,676,334	70%	144%
Subordinated debt and 2nd lien notes	195,392	8	190,290	8	17
Structured products	39,462	2	29,627	1	3
Equity shares	382,930	16	436,466	18	38
Equity warrants	76	—	1,170	—	—
Royalty rights	1,292	—	1,486	—	—
Investment in joint ventures	100,218	4	63,151	3	5
	$2,424,280	100%	$2,398,524	100%	207%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company’s new investment activity for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investments funded:
New portfolio company investments	$121,345	$78,609	$355,850	$356,632
Additional investments in existing portfolio companies	74,620	70,164	210,941	198,099
Total investments funded	$195,965	$148,773	$566,791	$554,731

Number of new portfolio company investments	20	14	54	47
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
For the three and nine months ended September 30, 2026, Jocassee declared $31.4 million and $94.2 million, respectively, in distributions, of which $2.9 million and $8.6 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, Jocassee declared $15.7 million and $47.1 million, respectively, in distributions, of which $1.4 million and $4.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The total value of Jocassee’s investment portfolio was $1,231.0 million as of September 30, 2026, as compared to $1,241.4 million as of December 31, 2025. As of September 30, 2026, Jocassee’s investments had an aggregate cost of $1,284.1 million, as compared to $1,290.5 million as of December 31, 2025. As of September 30, 2026 and December 31, 2025, the weighted average yield on the principal amount of Jocassee’s outstanding debt investments other than non-accrual debt investments was approximately 8.2% and 8.3%, respectively. As of September 30, 2026 and December 31, 2025, the Jocassee investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2026:
Senior debt and 1st lien notes	$1,163,544	91%	$1,133,740	92%
Subordinated debt and 2nd lien notes	14,651	1	14,931	1
Equity shares	4,594	—	5,592	1
Investment in joint ventures	27,612	2	3,101	—
Short-term investments	73,675	6	73,675	6
	$1,284,076	100%	$1,231,039	100%
December 31, 2025:
Senior debt and 1st lien notes	$1,226,601	95%	$1,202,376	97%
Subordinated debt and 2nd lien notes	10,561	1	10,594	1
Equity shares	874	—	362	—
Investment in joint ventures	34,704	3	10,274	1
Short-term investments	17,781	1	17,781	1
	$1,290,521	100%	$1,241,387	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Jocassee’s investments at fair value at September 30, 2026 and December 31, 2025, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2026		December 31, 2025
Aerospace & Defense	$51,551	5%	$66,828	6%
Automotive	14,160	1	12,505	1
Banking, Finance, Insurance, & Real Estate	111,634	10	130,393	11
Beverage, Food, & Tobacco	15,865	1	32,102	3
Capital Equipment	42,027	4	40,454	3
Chemicals, Plastics, & Rubber	22,004	2	26,223	2
Construction & Building	36,456	3	28,031	2
Consumer goods: Durable	16,124	1	24,400	2
Consumer goods: Non-durable	23,560	2	28,825	2
Containers, Packaging, & Glass	35,947	3	32,380	3
Energy: Electricity	10,394	1	8,968	1
Energy: Oil & Gas	16,930	1	11,493	1
Environmental Industries	14,785	1	15,460	1
Forest Products & Paper	2,712	—	2,521	—
Healthcare & Pharmaceuticals	128,002	11	136,378	11
High Tech Industries	114,029	10	118,164	10
Hotel, Gaming, & Leisure	36,260	3	28,795	2
Investment Funds & Vehicles	3,101	—	10,274	1
Media: Advertising, Printing, & Publishing	19,584	2	14,565	1
Media: Broadcasting & Subscription	15,780	1	13,702	1
Media: Diversified & Production	41,050	4	48,553	4
Metals & Mining	7,023	1	5,250	—
Retail	6,238	1	9,728	1
Services: Business	209,362	18	219,055	18
Services: Consumer	69,447	6	71,818	6
Telecommunications	19,747	2	20,859	2
Transportation: Cargo	35,937	3	38,392	3
Transportation: Consumer	11,909	1	8,312	1
Utilities: Electric	21,348	2	17,437	1
Utilities: Oil & Gas	4,398	—	1,741	—
Total	$1,157,364	100%	$1,223,606	100%

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Jocassee’s investments at fair value at September 30, 2026 and December 31, 2025, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2026		December 31, 2025
Australia	$19,849	2%	$24,053	2%
Austria	6,172	1	6,459	1
Belgium	3,126	—	20,645	2
Canada	7,101	1	2,081	—
France	91,938	8	110,106	9
Germany	46,484	4	47,823	4
Hong Kong	9,700	1	15,000	1
Ireland	8,421	1	8,743	1
Luxembourg	2,950	—	3,340	—
Netherlands	40,072	3	49,546	4
Singapore	4,965	—	4,950	—
Spain	4,304	—	3,167	—
United Kingdom	55,474	5	111,148	9
USA	856,808	74	816,545	67
Total	$1,157,364	100%	$1,223,606	100%
Jocassee’s subscription facility with Bank of America N.A., which is non-recourse to the Company, had approximately $180.3 million and $182.9 million outstanding as of September 30, 2026 and December 31, 2025, respectively. Jocassee’s credit facility with Citibank, N.A., which is non-recourse to the Company, had approximately $299.3 million and $328.5 million outstanding as of September 30, 2026 and December 31, 2025, respectively. Jocassee’s term debt securitization, which is non-recourse to the Company, had approximately $414.9 million and $323.9 million outstanding as of September 30, 2026 and December 31, 2025, respectively.
The Company may sell portions of its investments via assignment to Jocassee. Since inception, as of September 30, 2026 and December 31, 2025, the Company had sold $1,355.5 million and $1,303.7 million, respectively, of its investments to Jocassee. For the three months ended September 30, 2026, the Company did not sell any of its investments to Jocassee. For the nine months ended September 30, 2026, the Company realized a net loss on the sales of its investments to Jocassee of $0.1 million. As of September 30, 2026 and December 31, 2025, the Company had nil and $52.0 million, respectively, in unsettled receivables due from Jocassee that were included in “Receivable from unsettled transactions” in the accompanying Unaudited and Audited Consolidated Balance Sheets. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2026 and December 31, 2025, Jocassee had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Total contributed capital by Barings BDC, Inc.	$35,000	$35,000
Total contributed capital by all members	385,000	385,000
Total unfunded commitments by Barings BDC, Inc.	65,000	65,000
Total unfunded commitments by all members	215,000	215,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On May 13, 2020, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $75.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2026. As of September 30, 2026, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and nine months ended September 30, 2026, Thompson Rivers declared $2.5 million and $12.5 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2026, the Company recognized $0.4 million and $2.0 million, respectively, of the distributions as a return of capital. For the three and nine months ended September 30, 2025, Thompson Rivers declared $5.0 million and $15.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2025, the Company recognized $0.8 million and $2.4 million, respectively, of the distributions as a return of capital.
As of September 30, 2026, Thompson Rivers had $54.9 million in Ginnie Mae early buyout loans and $1.9 million in cash. As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of September 30, 2026, Thompson Rivers had 368 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 3.8%. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of September 30, 2026 and December 31, 2025, the Thompson Rivers investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2026:
Federal Housing Administration (“FHA”) loans	$60,765	97%	$53,095	97%
Veterans Affairs (“VA”) loans	2,113	3	1,837	3
	$62,878	100%	$54,932	100%
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million outstanding as of December 31, 2025. On March 13, 2026, Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank was terminated. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $45.6 million and $68.5 million outstanding as of September 30, 2026 and December 31, 2025, respectively.

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
As of September 30, 2026 and December 31, 2025, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Total contributed capital by Barings BDC, Inc. (1)	$79,411	$79,411
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $4.4 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $162.1 million as of both September 30, 2026 and December 31, 2025.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On February 8, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of September 30, 2026. As of September 30, 2026, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the three months ended September 30, 2026, Waccamaw River did not declare any distributions. For the nine months ended September 30, 2026, Waccamaw River declared $22.8 million in distributions, of which $0.2 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the nine months ended September 30, 2026, the Company recognized $4.4 million of the distributions as a return of capital. For the three and nine months ended September 30, 2025, Waccamaw River declared $9.0 million and $28.4 million, respectively, in distributions, of which $0.2 million and $0.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2025, the Company recognized $1.6 million and $4.9 million, respectively, of the distributions as a return of capital.
During the nine months ended September 30, 2026, Waccamaw River sold its investment portfolio in its entirety. Waccamaw River intends to pay all outstanding expenses and distribute any remaining cash surplus to the members. As of September 30, 2026, Waccamaw River had cash and accrued expenses. As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2026 and December 31, 2025, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Total contributed capital by Barings BDC, Inc.	$30,280	$30,280
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings BDC, Inc.	—	—
Total unfunded commitments by all members	—	—
(1)Includes $82.0 million of total contributed capital by related parties as of both September 30, 2026 and December 31, 2025.
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
For the three months ended September 30, 2026, Sierra JV did not declare any dividends. For the nine months ended September 30, 2026, Sierra JV declared $18.7 million in distributions, of which $0.2 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the nine months ended September 30, 2026, the Company recognized $16.5 million of the distribution as a return of capital. For the three and nine months ended September 30, 2025, Sierra JV declared $2.0 million and $6.0 million, respectively, in distributions, of which $1.8 million and $5.4 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of September 30, 2026, Sierra JV did not hold any investments.
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
Eclipse Business Capital Holdings LLC
Eclipse Business Capital Holdings LLC (“Eclipse”) is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. Eclipse conducts its business through Eclipse Business Capital LLC. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
On July 8, 2021, the Company made its initial commitment to Eclipse, and subsequently made periodic additional commitments, alongside other related party affiliates. As of September 30, 2026, the Company’s commitment to Eclipse was $122.1 million, of which $89.8 million was equity and $32.3 million was debt. As of September 30, 2026, $110.0 million of the total commitment was funded, with an unfunded revolver commitment of $10.4 million and an unfunded first lien senior secured loan commitment of $1.7 million. As of December 31, 2025, the Company’s commitment to Eclipse was $117.0 million, of which $89.8 million was equity and $27.2 million was debt. As of December 31, 2025, $104.2 million of the total commitment was funded, with an unfunded revolver commitment of $12.8 million.
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
Rocade Holdings LLC
Rocade Holdings LLC (“Rocade”) is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts. Rocade conducts its business through Rocade LLC and operates as Rocade Capital.
On February 1, 2023, the Company made its initial commitment to Rocade, and subsequently made periodic additional commitments, alongside other related party affiliates. As of September 30, 2026, the Company’s commitment to Rocade was $91.0 million, of which $78.0 million was equity (excluding preferred dividends) and $13.0 million was debt. Pursuant to the terms of the equity investment, the Company is entitled to quarterly preferred dividends. Such dividends may be paid in cash or through PIK distributions, subject to the discretion of the Rocade board of directors. As of September 30, 2026, $83.2 million of the total commitment was funded, with an unfunded preferred equity commitment of $7.0 million and an unfunded second lien senior secured loan commitment of $0.8 million. As of December 31, 2025, the Company’s commitment to Rocade was $88.0 million, of which $78.0 million was equity (excluding preferred dividends) and $10.0 million was debt. As of December 31, 2025, $73.9 million of the total commitment was funded, with an unfunded preferred equity commitment of $7.0 million and an unfunded second lien senior secured loan commitment of $7.1 million.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2026: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$1,418,617	Yield Analysis	Market Yield	7.4% – 23.4%	11.4%	Decrease
	105,778	Market Approach	Adjusted EBITDA Multiple	0.2x – 12.7x	8.5x	Increase
	3,333	Market Approach	Tangible Book Value Multiple	2.0x	2.0x	Increase
	6,474	Expected Recovery	Expected Recovery	$1,703.8 – $4,770.6	$3,963.5	Increase
	235,277	Recent Transaction	Transaction Price	97.5% – 100.0%	98.7%	Increase
Subordinated debt and 2nd lien notes	160,656	Yield Analysis	Market Yield	8.6% – 39.2%	13.4%	Decrease
	43,909	Market Approach	Adjusted EBITDA Multiple	0.8x – 12.7x	7.8x	Increase
	28,767	Market Approach	Tangible Book Value Multiple	1.1x – 2.0x	1.6x	Increase
Structured products(1)	12,236	Yield Analysis	Market Yield	6.1% – 11.9%	11.2%	Decrease
Equity shares(2)	51,924	Yield Analysis	Market Yield	12.9% – 29.5%	18.5%	Decrease
	112,123	Market Approach	Adjusted EBITDA Multiple	0.2x – 22.5x	9.4x	Increase
	95	Market Approach	Revenue Multiple	7.5x	7.5x	Increase
	233,879	Market Approach	Tangible Book Value Multiple	1.1x – 2.0x	1.6x	Increase
	362	Black-Scholes	Volatility	40.0%	40.0%	Increase
	21,285	Discounted Cash Flow Analysis	Discount Rate	13.4%	13.4%	Decrease
	1,584	Net Asset Approach	Liabilities	$(57,947.3)	$(57,947.3)	Decrease
	8,560	Expected Recovery	Expected Recovery	$2.5 – $8,540.0	$8,520.0	Increase
	2,653	Recent Transaction	Transaction Price	$1.00 – $1,000.00	$133.76	Increase
Equity warrants	1,366	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.3x	11.1x	Increase
	3	Expected Recovery	Expected Recovery	$3.0	$3.0	Increase
Royalty rights	1,507	Yield Analysis	Market Yield	26.0% – 28.0%	27.0%	Decrease
(1)Excludes investments with an aggregate fair value amounting to $2,973, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
(2)Excludes investments with an aggregate fair value amounting to $3,030, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.
During the nine months ended September 30, 2026, six senior debt and first lien note positions with an aggregate fair value of $49.6 million and one subordinated debt and second lien note position with a fair value of $0.6 million transitioned from a yield analysis to a market approach valuation model. One equity position with a fair value of $8.5 million transitioned from a market approach valuation model to an expected recovery valuation model. Also, one equity position with a fair value of $0.4 million transitioned from a yield analysis to a Black-Scholes valuation model. In addition, one equity position with a fair value of $4.2 million transitioned from a net asset approach to a yield analysis valuation model. Lastly, one structured product position with a fair value of $10.0 million transitioned from a broker quote to a yield analysis valuation model. The changes in

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
approach were driven by considerations given to the financial performance of each portfolio company and changes in the observability of significant inputs.

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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2026 and December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$2,257	$1,769,479	$1,771,736
Subordinated debt and 2nd lien notes	—	—	233,332	233,332
Structured products	—	8,141	15,209	23,350
Equity shares	—	9,501	435,495	444,996
Equity warrants	—	—	1,369	1,369
Royalty rights	—	—	1,507	1,507
Investments subject to leveling	$—	$19,899	$2,456,391	$2,476,290
Investment in joint ventures (1)				33,481
				$2,509,771

	Fair Value as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$14,873	$1,661,461	$1,676,334
Subordinated debt and 2nd lien notes	—	897	189,393	190,290
Structured products	—	12,939	16,688	29,627
Equity shares	—	5,120	431,346	436,466
Equity warrants	—	—	1,170	1,170
Royalty rights	—	—	1,486	1,486
Investments subject to leveling	$—	$33,829	$2,301,544	$2,335,373
Investment in joint ventures (1)				63,151
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,661,461	$189,393	$16,688	$431,346	$1,170	$1,486	$2,301,544
New investments	455,396	106,751	640	2,878	—	—	565,665
Investment restructuring	(8,462)	(130)	—	8,592	—	—	—
Transfers out of Level 3 (1)	—	—	—	(2,373)	—	—	(2,373)
Proceeds from sales of investments / return of capital	(45,937)	(9,802)	—	(10,904)	—	(87)	(66,730)
Loan origination fees received	(6,957)	(903)	—	—	—	—	(7,860)
Principal repayments received	(271,223)	(58,689)	(2,448)	—	—	—	(332,360)
Payment-in-kind interest / dividends	9,165	6,725	—	3,206	—	—	19,096
Accretion of loan premium / discount	425	—	—	—	—	—	425
Accretion of deferred loan origination revenue	6,407	730	—	—	—	—	7,137
Realized gain (loss)	(11,763)	405	(291)	4,794	—	—	(6,855)
Unrealized appreciation (depreciation)	(19,033)	(1,148)	620	(2,044)	199	108	(21,298)
Fair value, end of period	$1,769,479	$233,332	$15,209	$435,495	$1,369	$1,507	$2,456,391

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,625,501	$153,703	$48,664	$408,475	$2,732	$5,833	$2,244,908
New investments	459,219	60,065	7,500	18,825	—	—	545,609
Investment restructuring	424	(424)	—	—		—	—
Transfers into Level 3 (1)	—	5,989	—	—	—	—	5,989
Transfers out of Level 3 (1)	—	(10,159)	(3,310)	(13,156)	—	—	(26,625)
Proceeds from sales of investments / return of capital	(154,807)	—	(1,998)	(15,265)	—	(4,776)	(176,846)
Loan origination fees received	(7,929)	(1,650)	—	—	—	—	(9,579)
Principal repayments received	(208,334)	(20,684)	(31,922)	—	—	—	(260,940)
Payment-in-kind interest / dividends	6,831	3,824	—	8,885	—	—	19,540
Accretion of loan premium / discount	248	—	—	—	—	—	248
Accretion of deferred loan origination revenue	7,200	615	143	—	—	—	7,958
Realized gain (loss)	(23,320)	(9,384)	(1,560)	5,976	—	2,467	(25,821)
Unrealized appreciation (depreciation)	33,034	9,777	260	7,203	(1,664)	(1,943)	46,667
Fair value, end of period	$1,738,067	$191,672	$17,777	$420,943	$1,068	$1,581	$2,371,108
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the nine months ended September 30, 2026 and 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $28.4 million during the nine months ended September 30, 2026 was related to portfolio company investments that were still held by the Company as of September 30, 2026. Pre-tax net unrealized appreciation on Level 3 investments of $19.8 million during the nine months ended September 30, 2025 was related to portfolio company investments that were still held by the Company as of September 30, 2025.
During the nine months ended September 30, 2026, the Company made investments of approximately $435.4 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2026, the Company made investments of $131.4 million in portfolio companies to which it was previously committed to provide such financing.
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
•“Non-Control / Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of September 30, 2026 and December 31, 2025, the Company had 11 and seven portfolio companies, respectively, with investments that were on non-accrual. As of September 30, 2026, the 11 portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger and nine portfolio companies originated by Barings. As of December 31, 2025, the seven portfolio companies on non-accrual included two portfolio companies purchased as part of the Sierra Merger and five portfolio companies originated by Barings.
Interest income from investments in the equity class of a collateralized loan obligation security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.
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
PIK interest and dividend income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
PIK interest income	$6,438	$5,199	$15,802	$14,025
PIK interest income as a % of investment income	10.0%	7.2%	8.3%	6.6%
PIK dividend income	$1,328	$3,525	$3,829	$10,132
PIK dividend income as % of investment income	2.1%	4.9%	2.0%	4.8%
Total PIK income	$7,766	$8,724	$19,631	$24,157
Total PIK income as a % of investment income	12.1%	12.0%	10.3%	11.4%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both September 30, 2026 and December 31, 2025, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee and other income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,679	$1,780	$5,102	$5,453
Management, valuation and other fees	617	656	1,767	1,883
Royalty income	45	36	113	339
Total Recurring Fee and Other Income	2,341	2,472	6,982	7,675
Non-Recurring Fee and Other Income:
Prepayment fees	349	124	1,001	320
Acceleration of unamortized loan origination fees	680	969	1,458	2,509
Advisory, loan amendment and other fees	356	439	690	1,955
Total Non-Recurring Fee and Other Income	1,385	1,532	3,149	4,784
Total Fee and Other Income	$3,726	$4,004	$10,131	$12,459
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
Concentration of Credit Risk
As of September 30, 2026 and December 31, 2025, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of both September 30, 2026 and December 31, 2025, the Company’s largest single portfolio company investment represented approximately 6.4% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2026, all of the Company’s assets were or will be pledged as collateral for the February 2019 Credit Facility.

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
Investments Denominated in Foreign Currencies
As of September 30, 2026, the Company held three investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 12 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish kronor, 73 investments that were denominated in Euros, and 35 investments that were denominated in British pounds sterling. As of December 31, 2025, the Company held two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 11 investments that were denominated in Australian dollars, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, 68 investments that were denominated in Euros, and 31 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2026 and September 30, 2025, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and nine months ended September 30, 2026, the Company recorded net expenses of $0.7 million and $2.6 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2025, the Company recorded net expenses of $1.3 million and $2.5 million, respectively, for U.S. federal excise tax
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2022-2024), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2026 and December 31, 2025 was approximately $2,566.8 million and $2,438.9 million, respectively. As of September 30, 2026, net unrealized depreciation on the Company’s investments (tax basis) was approximately $52.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $107.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $160.6 million. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $30.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $118.3 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $148.6 million.
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
As of September 30, 2026, the Company had a net deferred tax asset of $3.2 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2025, the Company had a net deferred tax asset of $3.4 million pertaining to operating losses and tax basis differences related to certain partnership interests. A valuation allowance is provided against net deferred tax assets when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. As of September 30, 2026 and December 31, 2025, given the losses generated by the entity, the net deferred tax assets have been offset by a valuation allowance of $5.0 million and $5.1 million, respectively. The Company concluded that the remaining net deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets as of September 30, 2026 and December 31, 2025.

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2026 and December 31, 2025:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2026	September 30, 2026	December 31, 2025
Credit Facility:
February 21, 2019	November 13, 2030	5.179%	$334,732	$226,786
Total Credit Facility			$334,732	$226,786
Notes:
November 5, 2020 - Series C Notes	November 4, 2027	4.750%	$112,500	$112,500
February 25, 2021 Series D Notes	February 26, 2026	—%	—	80,000
February 25, 2021 Series E Notes	February 26, 2028	4.060%	70,000	70,000
November 23, 2021 - November 2026 Notes	November 23, 2026	3.300%	350,000	350,000
February 12, 2024 - February 2029 Notes (1)	February 15, 2029	7.048%	293,441	303,334
September 15, 2025 - September 2028 Notes (1)	September 15, 2028	5.959%	291,263	297,928
(Less: Deferred financing fees)			(7,009)	(10,441)
Total Notes			$1,110,195	$1,203,321
(1)    Inclusive of change in fair market value of effective hedge. The effective stated interest rate includes the impact of interest rate swaps.
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Combined weighted average interest rate(1)	5.101%	5.096%	5.026%	5.184%
Combined weighted average debt outstanding	$1,426,536	$1,586,610	$1,420,335	$1,535,852
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
February 2019 Credit Facility
The Company has entered into the February 2019 Credit Facility with ING, as administrative agent, and the lenders party thereto. The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, the Company increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective February 25, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, the Company increased aggregate commitments under the February 2019 Credit Facility to $1,065.0 million from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. The Company can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of the Company’s assets and guaranteed by certain subsidiaries of the Company. Following the termination on June 30, 2020 of Barings BDC Senior Funding I, LLC’s (“BSF”) credit facility entered into in August 2018 with Bank of America, N.A. (the “August 2018 Credit Facility”), BSF became a subsidiary guarantor and its assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026. Effective November 5, 2024 the Company amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term SOFR plus 2.25% (or 2.00% for so long as the Company maintains an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065.0 million to $825.0 million, of which $100.0 million has been reallocated from revolving commitments to term loan commitments. Effective September 25, 2025, the Company repaid the $100.0 million term loan commitment, reducing the total commitments under the February 2019 Credit Facility to $725.0 million from $825.0 million. Effective November 13, 2025, the Company amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from November 5, 2028 to November 13, 2029; (b) extend the stated maturity date from November 5, 2029 to November 13, 2030; and (c) add a new €85.0 million term loan facility, increasing the total commitments under the February 2019 Credit Facility to $821.5 million from $725.0 million.
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
The February 2019 Credit Facility contains certain affirmative and negative covenants, including but not limited to (i) maintaining minimum stockholders’ equity, (ii) maintaining a minimum asset coverage ratio, and (iii) maintaining the Company’s status as a regulated investment company and as a business development company. The February 2019 Credit Facility also contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, material misrepresentation of representations and warranties, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect. The February 2019 Credit Facility also permits the administrative agent to select an independent third-party valuation firm to determine valuations of certain portfolio investments for purposes of borrowing base provisions. As of September 30, 2026, the Company was in compliance with all covenants under the February 2019 Credit Facility.
As of September 30, 2026, the Company had U.S. dollar borrowings of $193.5 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 5.793% (one month SOFR of 3.818%), borrowings denominated in Canadian dollars of C$2.0 million ($1.4 million U.S. dollars) with an interest rate of 4.458% (one month CORRA of 2.583%) and borrowings denominated in Euros of €123.1 million ($139.8 million U.S. dollars) with a weighted average interest rate of 4.336% (one month EURIBOR of 2.461%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
As of December 31, 2025, the Company had borrowings under the February 2019 Credit Facility denominated in Euros of €193.1 million ($226.8 million U.S. dollars) with an interest rate of 3.847% (one month EURIBOR of 1.972%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
As of September 30, 2026 and December 31, 2025, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $334.7 million and $226.8 million, respectively. The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2026, the Company was in compliance with all covenants under the November 2020 NPA.
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
As of September 30, 2026 and December 31, 2025, the fair value of the outstanding Series C Notes was $109.2 million and $111.4 million, respectively. The fair value determinations of the Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2026, the Company was in compliance with all covenants under the February 2021 NPA.
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
On February 26, 2026, the Series D Notes matured in accordance with the terms of the February 2021 NPA and the Company repaid in full the par amount plus accrued and unpaid interest. As of December 31, 2025, the fair value of the outstanding Series D notes was $79.4 million. As of September 30, 2026 and December 31, 2025, the fair value of the outstanding Series E Notes was $67.2 million and $67.9 million, respectively. The fair value determinations of the Series D Notes and Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2026 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture. As of September 30, 2026, the Company was in compliance with all covenants under the November 2026 Notes Indenture.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2026 and December 31, 2025, the fair value of the outstanding November 2026 Notes was $342.9 million and $340.9 million, respectively. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to the Company by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture. As of September 30, 2026, the Company was in compliance with all covenants under the February 2029 Notes Indenture.
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
As of September 30, 2026 and December 31, 2025, the fair value of the outstanding February 2029 Notes was $293.4 million and $303.3 million, respectively. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 7.00% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the interest rate swap had a fair value of $(6.6) million and $3.3 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
The September 2028 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to the Company by the SEC), and to provide financial information to the holders of the September 2028 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2028 Notes Indenture. As of September 30, 2026, the Company was in compliance with all covenants under the September 2028 Notes Indenture.
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
As of September 30, 2026 and December 31, 2025, the fair value of the outstanding September 2028 Notes was $291.3 million and $297.9 million, respectively. The fair value determinations of the September 2028 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the September 2028 Notes, on September 15, 2025, the Company entered into a $300.0 million notional value interest rate swap. The Company receives a fixed rate interest at 5.20% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.059%. The swap transaction matures on September 15, 2028. The interest expense related to the September 2028 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the interest rate swap had a fair value of $(8.7) million and $(2.1) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2028 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
The following table presents the fair value and aggregate unrealized appreciation (depreciation) of the New Sierra Credit Support Agreement as of September 30, 2026:

As of September 30, 2026 Description ($ in thousands)	Counterparty	Settlement Date	Notional Amount	Value	Unrealized Appreciation (Depreciation)
New Sierra Credit Support Agreement	Barings LLC	04/01/32	$10,995	$1,260	$(69)
Total New Sierra Credit Support Agreement					$(69)
As of September 30, 2026, the fair value of the New Sierra Credit Support Agreement was $1.3 million and is included in “Credit support agreement” in the accompanying Unaudited Consolidated Balance Sheet. As of September 30, 2026, the fair value of the New Sierra Credit Support Agreement was determined based on a Black-Scholes option analysis, with the primary inputs being a measure of expected asset volatility and the expected time until an exit event, which are all Level 3 inputs.
The following table summarizes the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 New Sierra Credit Support Agreement as of September 30, 2026.

September 30, 2026: ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Input	Impact to Valuation from an Increase in Input
New Sierra Credit Support Agreement	$1,260	Black-Scholes	Asset Volatility	25.0%	Increase
			Time Until Exit (years)	5.5	Increase

Foreign Currency Forward Contracts
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of September 30, 2026 and December 31, 2025:

As of September 30, 2026 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$4,000	$2,801	12/30/26	$(22)	Derivative liabilities
Foreign currency forward contract (AUD)	$44,703	A$63,017	12/30/26	918	Derivative assets
Foreign currency forward contract (CAD)	$2,088	C$2,923	12/30/26	20	Derivative assets
Foreign currency forward contract (DKK)	$534	3,473kr.	12/30/26	4	Derivative assets
Foreign currency forward contract (EUR)	€625	$718	12/30/26	(5)	Derivative liabilities
Foreign currency forward contract (EUR)	$143,320	€124,767	12/30/26	1,070	Derivative assets
Foreign currency forward contract (NZD)	$3,368	NZ$5,869	12/30/26	45	Derivative assets
Foreign currency forward contract (NOK)	$4,002	37,831kr	12/30/26	60	Derivative assets
Foreign currency forward contract (GBP)	$145,101	£108,684	12/30/26	664	Derivative assets
Foreign currency forward contract (SEK)	$1,984	19,432kr	12/30/26	26	Derivative assets
Foreign currency forward contract (CHF)	$5,596	4,542Fr.	12/30/26	98	Derivative assets
Total				$2,878

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2025 Description ($ in thousands)	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$37,436	A$56,369	03/31/26	$(155)	Derivative liabilities
Foreign currency forward contract (CAD)	$1,951	C$2,686	03/31/26	(16)	Derivative liabilities
Foreign currency forward contract (DKK)	$520	3,312kr.	03/31/26	(3)	Derivative liabilities
Foreign currency forward contract (EUR)	$39,619	€33,500	03/31/26	119	Derivative assets
Foreign currency forward contract (EUR)	$14,642	€12,500	03/31/26	(97)	Derivative liabilities
Foreign currency forward contract (NZD)	NZ$10,000	$5,827	03/31/26	(58)	Derivative liabilities
Foreign currency forward contract (NZD)	$9,006	NZ$15,504	03/31/26	62	Derivative assets
Foreign currency forward contract (NOK)	$4,852	49,215kr	03/31/26	(25)	Derivative liabilities
Foreign currency forward contract (GBP)	£1,500	$2,026	03/31/26	(9)	Derivative liabilities
Foreign currency forward contract (GBP)	£2,000	$2,691	03/31/26	(2)	Derivative liabilities
Foreign currency forward contract (GBP)	$132,483	£99,342	03/31/26	(1,106)	Derivative liabilities
Foreign currency forward contract (SEK)	$1,999	18,499kr	03/31/26	(17)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,571	4,421Fr.	03/31/26	(59)	Derivative liabilities
Total				$(1,366)
As of September 30, 2026 and December 31, 2025, the total fair value of the Company’s foreign currency forward contracts were $2.9 million and $(1.4) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2026 and December 31, 2025 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
Accelevation LLC	Delayed Draw Term Loan	$183	$401
Accelevation LLC	Revolver	952	793
Accurus Aerospace Corporation(2)	Revolver	—	2,017
AD Bidco, Inc.	Delayed Draw Term Loan	—	391
AD Bidco, Inc.	Revolver	—	1,303
Adhefin International(3)	Delayed Draw Term Loan	431	446
AFT Fastener Holdings, LLC(2)	Delayed Draw Term Loan	5,065	—
AFT Fastener Holdings, LLC(2)	Revolver	1,447	—
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	11,694	2,443
AirX Climate Solutions, Inc.(2)	Revolver	814	814
Alpha Holdings LLC(2)	Delayed Draw Term Loan	3,799	—
Alpha Holdings LLC(2)	Revolver	1,333	—
Americo Chemical Products, LLC	Revolver	471	471
AMP Purchaser, LLC	Revolver	768	—
Application Boot Camp LLC	Revolver	528	528
Arc Education(3)	Delayed Draw Term Loan	700	724
ARC Interco Purchaser, LLC(2)	Delayed Draw Term Loan	1,044	1,178
ARC Interco Purchaser, LLC(2)	Revolver	1,279	728
Argus Intermediate, LLC	Delayed Draw Term Loan	4,580	4,580

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
Argus Intermediate, LLC	Revolver	1,019	549
Armstrong Transport Group	Delayed Draw Term Loan	3,448	—
Armstrong Transport Group	Revolver	1,341	898
Artemis Bidco Limited(3)	Delayed Draw Term Loan	405	446
ASC Communications, LLC	Revolver	1,089	1,089
ATL II MRO Holdings Inc.	Revolver	3,289	3,289
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,329	1,274
AWP Group Holdings, Inc.	Revolver	1,052	—
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	—	399
Basin Innovation Group, LLC	Revolver	1,858	1,858
BCTS Parent, LLC(2)(6)	Delayed Draw Term Loan	1,212	—
BCTS Parent, LLC(2)(6)	Revolver	435	—
Beyond Risk Management, Inc.	Delayed Draw Term Loan	—	879
Bishop Street Underwriters, LLC	Delayed Draw Term Loan	3,186	—
Bitly, Inc.	Revolver	189	189
BKF Buyer, Inc.(2)	Delayed Draw Term Loan	856	—
BKF Buyer, Inc.(2)	Revolver	3,481	2,970
BLI Buyer, Inc.	Delayed Draw Term Loan	752	752
BLI Buyer, Inc.	Revolver	587	634
BNI Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	441	—
BNI Intermediate Holdings, LLC(2)	Revolver	1,970	—
BrightSign LLC	Revolver	753	332
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	576	696
Broadway Buyer, LLC	Delayed Draw Term Loan	1,271	1,649
Broadway Buyer, LLC	Revolver	871	967
Cadence, Inc.(2)	Delayed Draw Term Loan	4,067	—
Cadence, Inc.(2)	Revolver	2,632	—
Caldwell & Gregory LLC(2)	Delayed Draw Term Loan	—	417
Caldwell & Gregory LLC(2)	Revolver	2,500	2,500
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	—	53
Cascade Residential Services LLC(2)	Revolver	132	331
CCFF Buyer, LLC	Delayed Draw Term Loan	1,145	1,257
CCFF Buyer, LLC	Revolver	873	1,047
Ceres Pharma NV(2)(3)	Delayed Draw Term Loan	—	163
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Revolver	55	55
Cherry Bekaert Advisory LLC(2)	Delayed Draw Term Loan	4,685	—
Cherry Bekaert Advisory LLC(2)	Revolver	980	—
CloudOne Digital Corp.	Revolver	2,707	2,707
Comply365, LLC(2)	Revolver	624	807
Constellation Bidco Limited(2)	Delayed Draw Term Loan	990	—
Constellation Bidco Limited(2)	Revolver	660	—
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	446	461
Credit Key Funding II LLC	Delayed Draw Term Loan	6,435	7,304
Credit Key Funding II LLC	Revolver	435	870
CTA Inc.(2)	Delayed Draw Term Loan	2,597	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
CTA Inc.(2)	Revolver	1,846	—
CW Group Holdings, LLC	Delayed Draw Term Loan	7,446	7,446
Dane Street, LLC	Delayed Draw Term Loan	1,069	—
Dane Street, LLC	Revolver	569	—
David Wood Baking UK Ltd(4)	Delayed Draw Term Loan	303	—
DAWGS Intermediate Holdings Co.(2)	Revolver	1,862	1,802
DecksDirect, LLC(2)	Revolver	—	85
DISA Holdings Corp.	Revolver	429	314
Discovery Buyer, L.P.	Delayed Draw Term Loan	2,646	2,646
Discovery Buyer, L.P.	Revolver	1,793	1,793
Durare Bidco, LLC	Delayed Draw Term Loan	234	968
Durare Bidco, LLC	Revolver	969	969
EB Development(3)	Capex / Acquisition Facility	—	242
EB Development(3)	Delayed Draw Term Loan	—	627
Eclipse Business Capital, LLC	Delayed Draw Term Loan	1,667	—
Eclipse Business Capital, LLC	Revolver	10,455	12,818
EMI Porta Holdco LLC	Revolver	759	2,195
Encore Buyer, LLC(2)	Delayed Draw Term Loan	2,193	—
Encore Buyer, LLC(2)	Revolver	2,572	—
ERS Holdings, LLC(2)	Delayed Draw Term Loan	677	—
ERS Holdings, LLC(2)	Revolver	186	—
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	—	619
Everest Midco Limited(2)	Delayed Draw Term Loan	1,611	—
Everest Midco Limited(2)	Revolver	859	—
Expert Institute Group Inc.(2)	Delayed Draw Term Loan	2,005	2,005
Expert Institute Group Inc.(2)	Revolver	701	701
Express Wash Acquisition Company, LLC(2)	Revolver	193	193
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	3,021	703
Forest Buyer, LLC(2)	Revolver	298	298
Forge Borrower, LLC	Delayed Draw Term Loan	2,454	—
Forge Borrower, LLC	Revolver	791	—
FSS Buyer LLC	Revolver	173	—
GB Eagle Buyer, Inc.	Revolver	3,121	2,316
GCDL LLC	Delayed Draw Term Loan	—	108
GCDL LLC	Revolver	108	108
GMES LLC	Delayed Draw Term Loan	543	1,253
GMES LLC	Revolver	814	916
GMF Parent, Inc.(2)	Delayed Draw Term Loan	629	1,195
GMF Parent, Inc.(2)	Revolver	357	468
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	—	51
Greenhill II BV(3)	Delayed Draw Term Loan	566	585
Groupe Product Life(2)(3)	Delayed Draw Term Loan	2,615	2,704
Hawksford Trustees Jersey LTD(2)(4)	Capex / Acquisition Facility	2,467	—
Haystack Holdings LLC(2)	Delayed Draw Term Loan	1,798	4,086
Haystack Holdings LLC(2)	Revolver	1,416	1,416
HeartHealth Bidco Pty Ltd(5)	Delayed Draw Term Loan	74	113
Heavy Construction Systems Specialists, LLC	Revolver	—	2,632

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
HemaSource, Inc.	Delayed Draw Term Loan	122	368
HemaSource, Inc.	Revolver	1,804	1,804
High Street Buyer Inc.(2)	Delayed Draw Term Loan	1,483	1,800
HomeX Services Group LLC(2)	Delayed Draw Term Loan	—	221
HomeX Services Group LLC(2)	Revolver	245	304
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	551	652
HS Advisory Buyer LLC(2)	Revolver	320	600
HSL Compliance(4)	Delayed Draw Term Loan	1,315	2,152
HTI Technology & Industries(2)	Delayed Draw Term Loan	2,045	2,045
HTI Technology & Industries(2)	Revolver	818	1,364
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	1,193	162
Hydratech Holdings, Inc.(2)	Revolver	442	522
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	816	816
Ice House America, L.L.C.(2)	Revolver	360	72
IM Square(2)(3)	Capex / Acquisition Facility	5,111	—
Immix Buyer, LLC(2)	Revolver	2,863	—
IMS Services Enterprises, LLC	Delayed Draw Term Loan	1,310	—
IMS Services Enterprises, LLC	Revolver	981	—
Integrated Precision Systems, LLC	Delayed Draw Term Loan	1,852	—
Integrated Precision Systems, LLC	Revolver	864	—
International Fleet Financing No.2 B.V.(2)(3)	Revolver	367	947
Interstellar Group B.V.(3)	Delayed Draw Term Loan	—	628
InvoCare Limited(5)	Delayed Draw Term Loan	309	296
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jocassee Partners LLC(2)	Joint Venture	65,000	65,000
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	2,225	529
KAMC Holdings Inc.(2)	Revolver	550	476
Kanawha Scales & Systems, LLC	Delayed Draw Term Loan	377	407
Kanawha Scales & Systems, LLC	Revolver	134	144
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	95	67
Keystone Bidco B.V.(3)	Revolver	—	42
Kite Topco Ltd(2)(4)	Capex / Acquisition Facility	439	—
L.A. Specialty Produce Co., LLC	Delayed Draw Term Loan	1,583	—
L.A. Specialty Produce Co., LLC	Revolver	1,041	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	—	103
Lattice Group Holdings Bidco Limited(2)	Capex / Acquisition Facility	778	778
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	—	72
Lattice Group Holdings Bidco Limited(2)	Revolver	35	18
LeadsOnline, LLC	Revolver	2,603	2,603
LHS Borrower, LLC(2)	Revolver	610	725
Lido Purchaser, Inc.	Delayed Draw Term Loan	4,081	—
Lighthouse Finco SARL(2)(4)	Capex / Acquisition Facility	676	—
Lockmasters Security Intermediate, Inc.	Delayed Draw Term Loan	1,024	1,024
Lockmasters Security Intermediate, Inc.	Revolver	868	868
London Buyer, LLC	Delayed Draw Term Loan	1,276	—
London Buyer, LLC	Revolver	2,236	—
Maia Bidco Limited(4)	Delayed Draw Term Loan	1,333	1,350

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
Maia Bidco Limited(4)	Revolver	—	337
Main Line Commercial Pools LLC	Delayed Draw Term Loan	2,362	—
Main Line Commercial Pools LLC	Revolver	591	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	32	—
Marmoutier Holding B.V.(2)(3)	Term Loan	—	42
Matrix Buyer, LLC	Delayed Draw Term Loan	473	—
Matrix Buyer, LLC	Revolver	344	—
MB Purchaser, LLC(2)	Delayed Draw Term Loan	—	1,350
MB Purchaser, LLC(2)	Revolver	769	769
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	—	4,837
Media Recovery, Inc. (SpotSee)	Revolver	635	635
Media Recovery, Inc. (SpotSee)(4)	Revolver	787	797
Megawatt Acquisitionco, Inc.(2)	Revolver	515	665
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	—	778
MIV Buyer, LLC(2)	Delayed Draw Term Loan	1,000	1,260
MIV Buyer, LLC(2)	Revolver	490	311
Modern Star Holdings Bidco Pty Limited(5)	Term Loan	—	952
Momentum Textiles, LLC(2)	Revolver	923	923
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	297	593
MSI Express Inc.(2)	Revolver	299	723
Nationwide Legal Services, LLC	Delayed Draw Term Loan	4,962	—
Nationwide Legal Services, LLC	Revolver	1,527	—
NAW Buyer LLC	Delayed Draw Term Loan	1,952	4,554
NAW Buyer LLC	Revolver	1,894	1,894
Next Holdco, LLC	Revolver	733	733
NF Holdco, LLC(2)	Revolver	—	630
Northstar Recycling, LLC	Revolver	3,527	3,527
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	246	255
OAC Holdings I Corp	Revolver	1,213	1,370
ORS Buyer, Inc.	Revolver	421	—
OSP AFS Buyer, LLC	Delayed Draw Term Loan	2,671	5,699
OSP AFS Buyer, LLC	Revolver	1,309	1,309
OSP Hamilton Purchaser, LLC(2)	Revolver	1,145	1,145
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	735	735
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	584	584
Owl Intermediate Holdings, LLC(2)	Revolver	1,666	1,900
Panther Bidco Pty Ltd(5)	Capex / Acquisition Facility	715	—
Pepper Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	743	—
Petrus Buyer Inc.(2)	Delayed Draw Term Loan	3,928	—
Polara Enterprises, L.L.C.	Revolver	1,265	949
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	1,556	782
PowerGEM Buyer, Inc.(2)	Revolver	785	579
Premium Invest(3)	Capex / Acquisition Facility	1,760	1,820
Proceed Legal Inc.	Delayed Draw Term Loan	2,144	—
Proceed Legal Inc.	Revolver	439	—
Process Insights Acquisition, Inc.(2)	Revolver	507	—
ProfitOptics, LLC(2)	Revolver	484	484

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
Prospero Bidco SAS(3)	Delayed Draw Term Loan	1,530	—
Pro-Vision Solutions Holdings, LLC(2)	Revolver	1,766	1,932
Pulse Holding GmbH(2)(3)	Capex / Acquisition Facility	1,465	—
Pulse Holding GmbH(2)(3)	Revolver	146	—
Qima Finance LTD(2)	Capex / Acquisition Facility	1,329	655
Quantios Management Services Limited(2)(4)	Capex / Acquisition Facility	254	—
Quantios Management Services Limited(2)(4)	Revolver	635	—
R1 Holdings, LLC(2)	Revolver	358	219
Randys Holdings, Inc.	Delayed Draw Term Loan	—	630
Randys Holdings, Inc.	Revolver	1,259	1,865
Rapid Buyer LLC	Delayed Draw Term Loan	2,956	2,956
Rapid Buyer LLC	Revolver	1,478	1,478
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	562	1,111
Real Chemistry Intermediate III, Inc.(2)	Revolver	1,000	1,000
Recon Buyer LLC	Delayed Draw Term Loan	1,194	4,837
Recon Buyer LLC	Revolver	612	612
REP SEKO Merger Sub, LLC(2)	Delayed Draw Term Loan	—	145
RKD Group, LLC	Delayed Draw Term Loan	1,132	1,645
RKD Group, LLC	Revolver	624	1,135
Rocade Holdings LLC(2)	Delayed Draw Term Loan	810	7,133
Rocade Holdings LLC(2)	Preferred Equity	7,000	7,000
Rock Labor LLC(2)	Revolver	1,103	1,103
ROI Solutions LLC(2)	Delayed Draw Term Loan	2,256	2,256
ROI Solutions LLC(2)	Revolver	3,138	3,138
RPX Corporation	Revolver	1,524	3,024
Ruby Bidco Pty Ltd(5)	Delayed Draw Term Loan	669	642
Saab Purchaser, Inc.(2)	Revolver	2,394	2,394
Salsify Inc.(2)	Delayed Draw Term Loan	1,588	—
Salsify Inc.(2)	Revolver	1,136	—
Sanoptis S.A.R.L.(3)	Term Loan	—	2,786
Sansidor BV(3)	Delayed Draw Term Loan	2,391	—
Sapphire Bidco S.A.R.L.(2)(3)	Delayed Draw Term Loan	958	1,048
SBP Holdings LP	Delayed Draw Term Loan	7,905	7,905
SBP Holdings LP	Revolver	3,250	3,250
Scout Bidco B.V.(3)	Revolver	—	680
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	656	2,051
SCP CDH Buyer, Inc.	Revolver	974	974
SCP Medical Products, LLC.	Revolver	128	213
Screenvision, LLC	Revolver	613	613
Security Holdings B.V.(2)(3)	Delayed Draw Term Loan	1,363	—
Security Holdings B.V.(2)(3)	Revolver	227	822
Sinari Invest(3)	Delayed Draw Term Loan	—	509
Skyvault Holdings LLC	Delayed Draw Term Loan	—	2,729
Skyvault Holdings LLC	Equity	—	910
SmartShift Group, Inc.	Revolver	1,651	1,651
Solo Buyer, L.P.(2)	Revolver	1,164	1,130
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	797	1,041
SPATCO Energy Solutions, LLC(2)	Revolver	891	1,188
Spatial Business Systems LLC	Revolver	—	406
SRS Acquiom Holdings LLC	Revolver	973	—
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	695	—
Stage 3 Holdco LLC	Delayed Draw Term Loan	1,471	—
Stage 3 Holdco LLC	Revolver	588	—
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	1,196	1,953
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	—	292
Superjet Buyer, LLC(2)	Revolver	1,459	1,459
Surface Finishing Technologies Inc.	Delayed Draw Term Loan	3,516	—
Surface Finishing Technologies Inc.	Revolver	1,758	—
Surgical Precision Instruments GmbH(2)(3)	Delayed Draw Term Loan	960	—
SVI International LLC	Revolver	—	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	1,152	3,455
Swoop Intermediate III, Inc.	Revolver	818	818
Syntax Midco 2 Inc.	Delayed Draw Term Loan	601	601
Syntax Midco 2 Inc.	Revolver	2,074	1,763
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	1,123	1,123
TA KHP Aggregator, L.P.	Revolver	448	448
Tallman Equipment Co., Inc.	Delayed Draw Term Loan	2,353	—
Tallman Equipment Co., Inc.	Revolver	1,176	—
Tank Holding Corp(2)	Revolver	785	873
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	—	1,217
TAPCO Buyer LLC	Revolver	1,203	1,415
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	39	169
Techone B.V.(3)	Revolver	—	558
Tencarva Machinery Company, LLC	Delayed Draw Term Loan	5,481	7,144
Tencarva Machinery Company, LLC	Revolver	2,103	2,103
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	—	3,811
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	2,261	2,261
THG Acquisition, LLC	Delayed Draw Term Loan	343	1,629
THG Acquisition, LLC	Revolver	934	1,314
Transportation Insight, LLC	Revolver	1,068	1,281
Trintech, Inc.	Revolver	—	383
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	4,174	7,596
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	108	117
UHY Advisors, Inc.	Delayed Draw Term Loan	1,023	8,143
UHY Advisors, Inc.	Revolver	2,766	2,494
UNA 658 Equity Management GmbH(2)(3)	Capex / Acquisition Facility	207	—
Unither (Uniholding)(3)	Delayed Draw Term Loan	—	259
Unosquare, LLC(2)	Delayed Draw Term Loan	2,106	2,106
Unosquare, LLC(2)	Revolver	661	661
Vista Acquisition, LLC	Delayed Draw Term Loan	825	—
Vista Acquisition, LLC	Revolver	915	—
VPP Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	462	—

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
VPP Intermediate Holdings, LLC(2)	Revolver	234	—
Webcentral DEH(2)(3)	Capex / Acquisition Facility	4,924	—
West-NR Acquisitionco, LLC(2)	Delayed Draw Term Loan	9,712	12,065
Whitcraft Holdings, Inc.	Delayed Draw Term Loan	—	171
Whitcraft Holdings, Inc.	Revolver	868	1,886
Woodland Foods, LLC(2)	Revolver	2,194	2,793
World 50, Inc.	Revolver	973	973
WWEC HOLDINGS III CORP	Revolver	2,484	2,484
Zelda Luxco S.A.S(2)(3)	Delayed Draw Term Loan	—	1,249
Zest Bidco GmbH(2)(3)	Delayed Draw Term Loan	841	—
Total unused commitments to extend financing		$462,018	$400,635
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
In the normal course of business, the Company guarantees certain obligations in connection with its portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of September 30, 2026 and December 31, 2025, the Company had guaranteed €6.0 million and €4.0 million, respectively ($6.8 million U.S. dollars and $4.7 million U.S. dollars, respectively) relating to a credit facility among Santander Consumer Bank GmbH and MVC Automotive Group GmbH (“MVC Auto”), which will be in place for the holding period of the associated asset, unless terminated earlier in accordance with the terms of the credit facility. The Company would be required to make payments to Santander Consumer Bank GmbH if MVC Auto were to default on their related payment obligations. As of December 31, 2025, the Company had guaranteed €6.0 million ($7.0 million U.S. dollars) relating to credit facilities among Erste Bank and MVC Auto, that matured on August 31, 2026. None of the credit facility guarantees are recorded as a liability on the Company’s Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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

Barings BDC, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended	Nine Months Ended
($ in thousands, except share and per share amounts)	September 30, 2026	September 30, 2025
Per share data:
Net asset value at beginning of period	$11.09	$11.29
Net investment income (1)	0.78	0.85
Net realized gain (loss) on investments / CSAs / foreign currency transactions / forward currency contracts (1)(2)	0.03	(0.16)
Net unrealized appreciation (depreciation) on investments / CSAs / foreign currency transactions / forward currency contracts (1)	(0.21)	0.04
Total increase (decrease) from investment operations (1)	0.60	0.73
Dividends / distributions paid to stockholders from net investment income	(0.78)	(0.93)
Deemed contribution - CSA (see Note 2)	0.01	—
Purchases of shares in share repurchase plan	—	0.01
Net asset value at end of period	$10.92	$11.10
Market value at end of period (3)	$8.62	$8.76
Shares outstanding at end of period	104,706,884	105,158,938
Net assets at end of period	$1,143,292	$1,166,795
Average net assets	$1,168,978	$1,193,829
Ratio of total expenses, including loss on extinguishment of debt and provision for taxes, to average net assets (annualized) (4)	12.32%	13.56%
Ratio of net investment income to average net assets (annualized)	9.36%	10.03%
Portfolio turnover ratio (annualized)	17.80%	19.80%
Total return (5)	2.87%	0.97%
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
9. SUBSEQUENT EVENTS
On November 5, 2026, the Board declared a quarterly distribution of $0.26 per share payable on December 9, 2026 to holders of record as of December 2, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2026, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
The weighted average yields as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Debt investments other than non-accrual debt investments (1)	9.5%	9.5%
Total debt investments (2)	9.2%	9.0%
Debt investments other than non-accrual debt investments and other income producing securities (3)	10.0%	10.0%
Total debt investments and other income producing securities (4)	9.7%	9.6%

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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a subsidiary of Massachusetts Mutual Life Insurance Company, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the oversight of our Board of Directors (the “Board”), the portfolio managers manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings Global Private Finance and Capital Solutions investment teams (“Barings GPF”) is part of Barings’ $396.3 billion Global Fixed Income Platform (as of September 30, 2026) that invests in liquid, private and structured credit. Barings GPF manages private funds and separately managed accounts, along with multiple public vehicles.
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
Included in Barings GPF are investment teams focused on illiquid investments and are principally segmented based on the jurisdictions in which the investment teams are located. Barings GPF provides a full set of solutions to middle market issuers in their respective geographies, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The Barings GPF investment team averages over 19 years of industry experience at the Managing Director and Director level. Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.

Stockholder Approval of Reduced Asset Coverage Ratio
On July 24, 2018, our stockholders voted at a special meeting of stockholders (the “2018 Special Meeting”) to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the 2018 Special Meeting, effective July 25, 2018, our applicable asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. As a result, we are permitted under the 1940 Act to incur indebtedness at a level which is more consistent with a portfolio of senior secured debt. As of September 30, 2026, our asset coverage ratio was 177.7%.
Portfolio Composition
The total value of our investment portfolio was $2,509.8 million as of September 30, 2026, as compared to $2,398.5 million as of December 31, 2025. As of September 30, 2026, we had investments in 349 portfolio companies with an aggregate cost of $2,552.0 million. As of December 31, 2025, we had investments in 333 portfolio companies with an aggregate cost of $2,424.3 million. As of both September 30, 2026 and December 31, 2025, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2026 and December 31, 2025, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2026:
Senior debt and 1st lien notes	$1,820,136	71%	$1,771,736	71%
Subordinated debt and 2nd lien notes	236,083	9	233,332	9
Structured products	25,638	1	23,350	1
Equity shares	391,495	16	444,996	18
Equity warrants	76	—	1,369	—
Royalty rights	1,206	—	1,507	—
Investment in joint ventures	77,378	3	33,481	1
	$2,552,012	100%	$2,509,771	100%
December 31, 2025:
Senior debt and 1st lien notes	$1,704,910	70%	$1,676,334	70%
Subordinated debt and 2nd lien notes	195,392	8	190,290	8
Structured products	39,462	2	29,627	1
Equity shares	382,930	16	436,466	18
Equity warrants	76	—	1,170	—
Royalty rights	1,292	—	1,486	—
Investment in joint ventures	100,218	4	63,151	3
	$2,424,280	100%	$2,398,524	100%

Investment Activity
Total portfolio investment activity for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025
Investments funded:
New portfolio company investments	$355,850	$356,632
Additional investments in existing portfolio companies	210,941	198,099
Total investments funded	$566,791	$554,731
Investments sold or repaid:
Loans repaid	$182,527	$186,954
Principal payments and sales proceeds	169,027	124,522
Sales to joint venture	51,734	149,542
Equity sales	7,711	25,868
Exit of royalty rights	—	4,653
Return of capital from joint ventures, royalty rights, and equity investments	27,612	11,765
Total investments sold or repaid	$438,611	$503,304
Net realized gains (losses) on investments sold, repaid, or restructured:
Loans repaid	$(2,387)	$(27,673)
Principal payments and sales proceeds	(10,830)	(157)
Sales to joint venture	(115)	1,348
Equity sales	5,536	3,900
Exit of royalty rights	—	2,467
Restructured investments	(11,791)	(7,085)
Net realized gains (losses) on investments sold, repaid, or restructured	$(19,587)	$(27,200)

Number of new portfolio company investments	54	47
Number of loans repaid	28	32
Number of investments restructured	5	3

The following tables reconcile the beginning and ending balances of our total portfolio measured at fair value for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,676,334	$190,290	$29,627	$436,466	$1,170	$1,486	$63,151	$2,398,524
New investments	456,522	106,751	640	2,878	—	—	—	566,791
Investment restructuring	(8,462)	(130)	—	8,592	—	—	—	—
Proceeds from sales of investments / return of capital	(45,399)	(10,241)	(1,307)	(11,647)	—	(87)	(22,841)	(91,522)
Loan origination fees received	(6,957)	(903)	—	—	—	—	—	(7,860)
Principal repayments received	(284,233)	(58,689)	(4,167)	—	—	—	—	(347,089)
Payment-in-kind interest /dividend	9,165	6,725	—	3,206	—	—	—	19,096
Accretion of loan premium /discount	760	5	—	—	—	—	—	765
Accretion of deferred loan origination revenue	6,407	730	—	—	—	—	—	7,137
Realized gain (loss)	(12,575)	(3,559)	(8,989)	5,536	—	—	—	(19,587)
Unrealized appreciation (depreciation)	(19,826)	2,353	7,546	(35)	199	108	(6,829)	(16,484)
Fair value, end of period	$1,771,736	$233,332	$23,350	$444,996	$1,369	$1,507	$33,481	$2,509,771

Nine Months Ended September 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures / PE Fund	Total
Fair value, beginning of period	$1,686,411	$165,455	$79,548	$409,129	$2,732	$5,833	$100,164	$2,449,272
New investments	463,368	60,065	12,473	18,825	—	—	—	554,731
Investment restructuring	424	(424)	—	—	—	—	—	—
Proceeds from sales of investments / return of capital	(166,525)	—	(24,510)	(25,784)	—	(4,776)	(7,438)	(229,033)
Loan origination fees received	(7,929)	(1,650)	—	—	—	—	—	(9,579)
Principal repayments received	(214,788)	(26,184)	(33,299)	—	—	—	—	(274,271)
Payment-in-kind interest / dividends	6,793	1,995	—	8,885	—	—	—	17,673
Accretion of loan premium / discount	908	100	14	—	—	—	—	1,022
Accretion of deferred loan origination revenue	7,201	618	143	—	—	—	—	7,962
Realized gain (loss)	(23,374)	(9,382)	(811)	11,249	—	2,467	(7,349)	(27,200)
Unrealized appreciation (depreciation)	33,137	10,778	44	3,276	(1,664)	(1,943)	2,110	45,738
Fair value, end of period	$1,785,626	$201,371	$33,602	$425,580	$1,068	$1,581	$87,487	$2,536,315
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

The following table shows the classification of our investments by risk rating as of September 30, 2026 and December 31, 2025. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	September 30, 2026		December 31, 2025
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$157,471	6%	$224,463	9%
Category 2	1,881,855	76	1,687,789	72
Category 3	264,996	11	280,262	12
Category 4	131,837	5	114,148	5
Category 5	42,453	2	53,876	2
Total	$2,478,612	100%	$2,360,538	100%

(1) Excludes 9.1% member interest in Jocassee.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2026, we had 11 portfolio companies with investments on non-accrual, the aggregate fair value of which was $27.9 million, which comprised 1.1% of the total fair value of our portfolio, and the aggregate cost of which was $56.2 million, which comprised 2.2% of the total cost of our portfolio. Excluding the non-accrual assets that are covered by the New Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings, the non-accruals as of September 30, 2026 comprised 0.7% of the total fair value of our portfolio and 1.5% of the aggregate cost of our portfolio. As of December 31, 2025, we had seven portfolio companies with investments on non-accrual, the aggregate fair value of which was $17.0 million, which comprised 0.7% of the total fair value of our portfolio, and the aggregate cost of which was $33.5 million, which comprised 1.4% of the total cost of our portfolio. Excluding the non-accrual assets that are covered by the Prior Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings, the non-accruals as of December 31, 2025 comprised 0.2% of the total fair value of our portfolio and 0.7% of the aggregate cost of our portfolio.

A summary of our non-accrual assets as of September 30, 2026 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investment in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Acogroup for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Acogroup was $8.1 million and the fair value of such investment was $1.3 million.
BPG Holdings IV Corp
During the quarter ended September 30, 2026, we placed our debt investment in BPG Holdings IV Corp, or BPG Holdings, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in BPG Holdings for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in BPG Holdings was $14.9 million and the fair value of such investment was $9.6 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Canadian Orthodontics for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Canadian Orthodontics was $1.9 million and the fair value of such investment was $0.1 million.
Eurofins Digital Testing International LUX Holding SARL
During the quarter ended March 31, 2026, we placed our subordinated debt investment in Eurofins Digital Testing International LUX Holding SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our subordinated debt investment in Eurofins for financial reporting purposes. As of September 30, 2026, the cost of our subordinated debt investment in Eurofins was $1.5 million and the fair value of such investment was nil.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. During the quarter ended September 30, 2026, we placed our first lien 10.0% PIK debt investment in GPNZ on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in GPNZ for financial reporting purposes. As of September 30, 2026, the cost of our debt investments in GPNZ was $1.0 million and the fair value of such investments was nil.
Polymer Solutions Group Holdings, LLC
In connection with the Sierra Merger, we purchased our debt investment in Polymer Solutions Group Holdings, LLC, or Polymer. During the quarter ended December 31, 2024, we placed our debt investment in Polymer on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Polymer for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Polymer was $1.0 million and the fair value of such investment was $0.3 million.
RA Outdoors, LLC
In connection with the Sierra Merger, we purchased our debt investments in RA Outdoors, LLC, or RA Outdoors. During the quarter ended September 30, 2025, we placed our debt investments in RA Outdoors on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in RA Outdoors for financial reporting purposes. As of September 30, 2026, the cost of our debt investments in RA Outdoors was $16.4 million and the fair value of such investments was $9.4 million.

REP SEKO Merger Sub, LLC
During the quarter ended September 30, 2026, we placed our first lien SOFR + 7.00% debt investment in REP SEKO Merger Sub, LLC., or SEKO, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien SOFR + 7.00% debt investment in SEKO for financial reporting purposes. As of September 30, 2026, the cost of our first lien SOFR + 7.00% debt investment in SEKO was $3.0 million and the fair value of such investments was $1.5 million.
Scaled Agile, Inc.
During the quarter ended June 30, 2026, we placed our debt investments in Scaled Agile, Inc., or Scaled Agile, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Scaled Agile for financial reporting purposes. As of September 30, 2026, the cost of our debt investments in Scaled Agile was $2.2 million and the fair value of such investments was $0.7 million.
Smile Brands Group Inc.
During the quarter ended September 30, 2026, we placed our debt investment in Smile Brands Group Inc., or Smile Brands, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Smile Brands for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Smile Brands was $5.4 million and the fair value of such investments was $4.4 million.
Team Air Distributing, LLC
During the quarter ended June 30, 2026, we placed our debt investment in Team Air Distributing, LLC, or Team Air, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Team Air for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Team Air was $0.8 million and the fair value of such investments was $0.6 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of September 30, 2026, the cost of our debt investment in A.T. Holdings was $11.9 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $9.4 million, or 0.4% of the total fair value of our portfolio.
Results of Operations
Comparison of the three and nine months ended September 30, 2026 and September 30, 2025
Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$64,294	$72,404	$190,062	$211,241
Total operating expenses	36,360	37,453	105,369	118,881
Net investment income before taxes	27,934	34,951	84,693	92,360
Income taxes, including excise tax expense	700	1,338	2,604	2,547
Net investment income after taxes	27,234	33,613	82,089	89,813
Net realized gains (losses)	(4,782)	(1,307)	3,231	(17,533)
Net unrealized appreciation (depreciation)	2,178	(8,756)	(22,368)	4,406
Net realized gains (losses) and unrealized appreciation (depreciation)	(2,604)	(10,063)	(19,137)	(13,127)
Net increase in net assets resulting from operations	$24,630	$23,550	$62,952	$76,686
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Total interest income	$42,627	$48,808	$126,394	$144,644
Total dividend income	11,372	14,177	37,298	39,512
Total fee and other income	3,726	4,004	10,131	12,459
Total payment–in–kind interest income	6,438	5,199	15,802	14,025
Interest income from cash	131	216	437	601
Total investment income	$64,294	$72,404	$190,062	$211,241
The decrease in total investment income for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily driven by a decrease in outstanding debt investments from $2,175.1 million as of September 30, 2025 to $2,124.5 million as of September 30, 2026 and a decrease in the weighted average yield on our debt investments, other than non-accrual debt investments, from 9.8% to 9.5% over the same period. In addition, lower dividend income and lower fee and other income contributed to the decrease in total investment income.
Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating expenses:
Interest and other financing fees	$20,282	$21,508	$59,146	$63,882
Base management fee	7,841	8,415	24,063	24,626
Incentive management fees	6,333	5,634	16,014	24,489
General and administrative expenses	1,904	1,896	6,146	5,884
Total operating expenses	$36,360	$37,453	$105,369	$118,881
Interest and Other Financing Fees
The decrease in interest and other financing fees for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, was primarily attributed to lower weighted average borrowings outstanding and a lower weighted average interest rate on the February 2019 Credit Facility (as defined below under “Liquidity and Capital Resources”), partially offset by higher net unsecured debt outstanding and a higher weighted average interest rate on the unsecured debt outstanding as of September 30, 2026. The weighted average borrowings outstanding and weighted average interest rates for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted average borrowings outstanding, February 2019 Credit Facility	$294,036	$540,958	$271,425	$503,892
Weighted average interest rate, February 2019 Credit Facility	5.0%	5.2%	4.6%	5.7%
Weighted average borrowings outstanding, unsecured debt	$1,132,500	$1,045,652	$1,148,910	$1,031,960
Weighted average interest rate, unsecured debt	5.1%	5.0%	5.1%	5.0%
Base Management Fee
For the three and nine months ended September 30, 2026, the amount of base management fees incurred under the terms of the Barings BDC Advisory Agreement (the “Base Management Fee”) were approximately $7.8 million and $24.1 million, respectively. For the three and nine months ended September 30, 2025, the amount of Base Management Fees incurred were approximately $8.4 million and $24.6 million, respectively.

The decrease in the Base Management Fees for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to lower average gross assets. For the three months ended September 30, 2026, average gross assets, calculated as of the end of the two most recently completed calendar quarters, decreased to $2,509.1 million from $2,692.9 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, average gross assets decreased to $2,566.7 million from $2,626.9 million for the nine months ended September 30, 2025. The Base Management Fee rate was 1.250% for all periods presented.
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
For the three and nine months ended September 30, 2026, the amount of Income-Based Fees incurred were $6.3 million and $16.0 million, respectively, as compared to $5.6 million and $24.5 million for the three and nine months ended September 30, 2025, respectively. The Income-Based Fee is subject to a cap (the “Incentive Fee Cap”). See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Incentive Fee Cap.
The Income-Based Fee for each of the three months ended September 30, 2026 and 2025, was limited to the Incentive Fee Cap. The Incentive Fee Cap for the three months ended September 30, 2026 was greater than the Incentive Fee Cap for the three months ended September 30, 2025 as a result of a decrease to the Cumulative Pre-Incentive Fee Net Return partially offset by a decrease in incentive fees paid in the trailing twelve quarters (or portion thereof). The Incentive Fee Cap for the nine months ended September 30, 2026 was lower than the Incentive Fee Cap for the nine months ended September 30, 2025 as a result of an increase in Cumulative Pre-Incentive Fee Net Return partially offset by a greater increase in incentive fees paid in the trailing twelve quarters (or portion thereof).
General and Administrative Expenses
For both the three and nine months ended September 30, 2026 and September 30, 2025, the amount of administration expenses incurred and invoiced by Barings for expenses under the terms of the Administration Agreement (see “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement) was approximately $0.4 million and $1.1 million, respectively. In addition to expenses incurred under the Administration Agreement, general and administrative expenses include fees payable to the members of our Board for their service on the Board, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(3,055)	$6,442	$(18,285)	$2,083
Affiliate investments	(1,233)	(4,833)	(1,233)	(4,833)
Control investments	—	6	(69)	(24,450)
Net realized gains (losses) on investments	(4,288)	1,615	(19,587)	(27,200)
Credit support agreements	—	—	22,628	9,400
Foreign currency transactions	178	76	(1,975)	2,312
Forward currency contracts	(672)	(2,998)	2,165	(2,045)
Net realized gains (losses)	$(4,782)	$(1,307)	$3,231	$(17,533)

During the three months ended September 30, 2026, the net realized loss on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
Bariacum S.A.	$(3,514)
Biolam Group	(1,233)
Remaining portfolio companies, net	459
Total	$(4,288)

During the nine months ended September 30, 2026, the net realized loss on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
Transportation Insight, LLC (1)	$(4,472)
Medical Solutions Parent Holdings, Inc. (1)	(3,964)
Bariacum S.A	(3,520)
EMI Porta Holdco LLC (1)	(3,026)
VOYA CLO 2015-2, LTD.	(2,433)
Apidos CLO XXIV, Series 2016-24A	(2,165)
Dryden 49 Senior Loan Fund, Series 2017-49A	(2,042)
Sound Point CLO XX, Ltd.	(1,385)
Biolam Group	(1,233)
DecksDirect, LLC	(1,110)
AIT Worldwide Logistics Holdings, Inc.	1,100
Ocelot Holdco LLC	3,536
Remaining portfolio companies, net (2)	1,127
Total	$(19,587)
(1) Investment was restructured during the period.
(2) Includes a net realized loss of $115 due to sales to Jocassee.
During the nine months ended September 30, 2026, we also recognized a gain on the termination of the Prior Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings of $22.6 million.
During the three months ended September 30, 2025, the net realized gain on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
Accelerant Holdings	$5,576
Zeppelin Bidco Limited (1)	(4,834)
Remaining portfolio companies, net (2)	873
Total	$1,615
(1) Investment was restructured during the period.
(2) Includes a net realized gain of $669 due to sales to Jocassee.

During the nine months ended September 30, 2025, the net realized loss on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
Black Angus Steakhouses, LLC	$(17,109)
Legal Solutions Holdings	(9,155)
MVC Private Equity Fund LP	(7,349)
Zeppelin Bidco Limited (1)	(4,834)
Marmoutier Holding B.V. (1)	(2,453)
Rhondda Financing No. 1 DAC	(1,590)
Narda Acquisitionco., Inc.	814
OA Buyer, Inc.	1,448
Coherus Biosciences, Inc.	2,467
Learfield Communications, LLC	3,087
Accelerant Holdings	5,576
Remaining portfolio companies, net (2)	1,898
Total	$(27,200)
(1) Investment was restructured during the period.
(2) Includes a net realized gain of $1,348 due to sales to Jocassee.
During the nine months ended September 30, 2025, we also recognized a gain on the termination of the MVC Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings of $9.4 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$2,779	$(14,718)	$(7,466)	$16,489
Affiliate investments	(5,300)	3,891	(5,848)	2,693
Control investments	2,034	(5,252)	(3,187)	25,194
Net unrealized appreciation (depreciation) on investments	(487)	(16,079)	(16,501)	44,376
Credit support agreements	(69)	1,600	(16,169)	2,950
Foreign currency transactions	757	(1,536)	6,058	(24,519)
Forward currency contracts	1,977	7,259	4,244	(18,401)
Net unrealized appreciation (depreciation)	$2,178	$(8,756)	$(22,368)	$4,406

Net unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2026 and 2025 was driven primarily by the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net unrealized appreciation (depreciation) on investments:
Credit or fundamental performance of current portfolio investments	$(7,865)	$(13,930)	$(23,435)	$(33,837)
Broad market moves for current portfolio investments	5,603	(1,889)	(3,870)	748
Impact of foreign currency exchange rates on current portfolio investments	(1,699)	(1,478)	(9,014)	47,495
Net unrealized appreciation (depreciation) on current portfolio investments	(3,961)	(17,297)	(36,319)	14,406
Deferred taxes	(21)	(341)	(17)	(1,361)
Net unrealized appreciation (depreciation) reclassification adjustments related to the net realized gains (losses) on the sales / repayments of certain investments	3,495	1,559	19,835	31,331
Net unrealized appreciation (depreciation) on investments	$(487)	$(16,079)	$(16,501)	$44,376
The ten largest contributors to the change in net unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2026 consisted of the following:

Portfolio Company	Three Months Ended	Portfolio Company	Nine Months Ended
($ in thousands)	September 30, 2026	($ in thousands)	September 30, 2026
Policy Services Company, LLC	$(7,368)	Policy Services Company, LLC	$(7,736)
GB Eagle Buyer, Inc.	(3,018)	Jocassee Partners LLC	(6,827)
BPG Holdings IV Corp	(2,535)	FinThrive Software Intermediate Holdings Inc.	(6,006)
Jocassee Partners LLC	(2,020)	MVC Automotive Group GmbH	(5,748)
Skyvault Holdings LLC	1,292	Ocelot Holdco LLC	(3,707)
Polara Enterprises, L.L.C.	1,516	BPG Holdings IV Corp	(2,671)
A.T. Holdings II LTD	1,916	Bariacum S.A	2,616
Security Holdings B.V.	2,002	Skyvault Holdings LLC	3,055
Accelerant Holdings	2,563	Medical Solutions Parent Holdings, Inc.	3,501
Bariacum S.A	3,272	Transportation Insight, LLC	5,784
Remaining portfolio companies, net	1,914	Remaining portfolio companies, net	1,255
Total (excluding deferred taxes)	$(466)	Total (excluding deferred taxes)	$(16,484)
The ten largest contributors to the change in net unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2025 consisted of the following:

Portfolio Company	Three Months Ended	Portfolio Company	Nine Months Ended
($ in thousands)	September 30, 2025	($ in thousands)	September 30, 2025
Policy Services Company, LLC	$(4,948)	Black Angus Steakhouses, LLC	$14,975
REP SEKO Merger Sub, LLC	(3,527)	Legal Solutions Holdings	10,129
Security Holdings B.V.	(3,004)	MVC Private Equity Fund LP	7,454
Accelerant Holdings	(2,707)	Security Holdings B.V.	6,760
MVC Automotive Group GmbH	(2,248)	Celebration Bidco, LLC	(3,799)
Flywheel Re Segregated Portfolio 2022-4	(2,121)	MVC Automotive Group GmbH	(3,995)
Sierra Senior Loan Strategy JV I LLC	(1,217)	Ruffalo Noel Levitz, LLC	(4,377)
Ivanti Software Inc	(1,029)	REP SEKO Merger Sub, LLC	(5,006)
Medical Solutions Parent Holdings, Inc.	(974)	RA Outdoors, LLC	(5,015)
Zeppelin Bidco Limited	4,605	Policy Services Company, LLC	(6,462)
Remaining portfolio companies, net	1,432	Remaining portfolio companies, net	35,073
Total (excluding deferred taxes)	$(15,738)	Total (excluding deferred taxes)	$45,737

For both the three and nine months ended September 30, 2026, we recorded unrealized depreciation of $0.1 million on the New Sierra Credit Support Agreement (as defined in “Note 2. Agreements and Related Party Transactions”) with Barings. In addition, for the nine months ended September 30, 2026, we recorded unrealized depreciation of $16.1 million on the Prior Sierra Credit Support Agreement with Barings. For the three and nine months ended September 30, 2025, we recorded net unrealized appreciation of $1.6 million and $3.0 million, respectively, on credit support agreements with Barings. The nine months ended September 30, 2025 amount consisted of $8.6 million of appreciation on the Prior Sierra Credit Support Agreement with Barings, partially offset $5.6 million of depreciation on the MVC Credit Support Agreement with Barings.
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
Cash Flows
For the nine months ended September 30, 2026, we experienced a net increase in cash in the amount of $9.4 million. During that period, our operating activities provided $58.9 million in cash, primarily from net investment income, proceeds from sales or repayments of portfolio investments totaling $493.0 million and the $67.0 million payment received from Barings upon the termination of the Prior Sierra Credit Support Agreement, partially offset by purchases of portfolio investments of $566.8 million. In addition, our financing activities used net cash of $49.5 million, consisting of the repayment of the $80.0 million Series D Notes (as defined below) and dividends paid in the amount of $81.7 million, partially offset by net borrowings under the February 2019 Credit Facility of $112.1 million. As of September 30, 2026, we had $76.2 million of cash and foreign currencies on hand, including $25.0 million of restricted cash.
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
Financing Transactions
February 2019 Credit Facility
On February 21, 2019, we entered into a senior secured credit facility with ING Capital LLC (“ING”), as administrative agent, and the lenders party thereto (as amended, restated and otherwise modified from time to time, the “February 2019 Credit Facility”). The initial commitments under the February 2019 Credit Facility totaled $800.0 million. Effective on November 4, 2021, we increased aggregate commitments under the February 2019 Credit Facility to $875.0 million from $800.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.2 billion subject to certain conditions and satisfaction of specified financial covenants. Effective on February 25, 2022, we increased aggregate commitments under the February 2019 Credit Facility to $965.0 million from $875.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion from $1.2 billion subject to certain conditions and the satisfaction of specified financial covenants. Effective on April 1, 2022, we increased the aggregate commitments under the February 2019 Credit Facility to $1.1 billion from $965.0 million pursuant to the accordion feature under the February 2019 Credit Facility, which allowed for an increase in the total commitments to an aggregate of $1.5 billion subject to certain conditions and the satisfaction of specified financial covenants. We can borrow foreign currencies directly under the February 2019 Credit Facility. The February 2019 Credit Facility, which is structured as a revolving credit facility, is secured primarily by a material portion of our assets and guaranteed by certain of our subsidiaries. Following the termination on June 30, 2020, of Barings BDC Senior Funding I, LLC’s, our indirect wholly-owned Delaware limited liability company (“BSF”), credit facility entered into in August 2018 with Bank of America, N.A., BSF became a subsidiary guarantor whose assets secure the February 2019 Credit Facility. Effective May 9, 2023, the revolving period of the February 2019 Credit Facility was extended to February 21, 2025, followed by a one-year repayment period, and the maturity date was extended to February 21, 2026. Effective November 5, 2024 we amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from February 21, 2025 to November 5, 2028; (b) extend the stated maturity date from February 21, 2026 to November 5, 2029; (c) adjust the interest rate charged on the February 2019 Credit Facility from an applicable spread of either the term

SOFR plus 2.25% (or 2.00% for so long as we maintain an investment grade credit rating) plus a credit spread adjustment of 0.10% for borrowings with an interest period of one month, 0.15% for borrowings with an interest period of three months, or 0.25% for borrowings with an interest period of six months to an applicable spread of 1.875% plus a credit spread adjustment of 0.10%; and (d) reduce the total commitments under the facility from $1,065 million to $825 million, of which $100 million has been reallocated from revolving commitments to term loan commitments. Effective September 25, 2025, we repaid the $100.0 million term loan commitment, reducing the total commitments under the February 2019 Credit Facility to $725.0 million from $825.0 million. Effective November 13, 2025, we amended the February 2019 Credit Facility to, among other things, (a) extend the revolving period from November 5, 2028 to November 13, 2029; (b) extend the stated maturity date from November 5, 2029 to November 13, 2030; and (c) add a new €85.0 million term loan facility, increasing the total commitments under the February 2019 Credit Facility to $821.5 million from $725.0 million.
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
As of September 30, 2026, we were in compliance with all covenants under the February 2019 Credit Facility and had U.S. dollar borrowings of $193.5 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 5.793% (one month SOFR of 3.818%), borrowings denominated in Canadian dollars of C$2.0 million ($1.4 million U.S. dollars) with an interest rate of 4.458% (one month CORRA of 2.583%) and borrowings denominated in Euros of €123.1 million ($139.8 million U.S. dollars) with a weighted average interest rate of 4.336% (one month EURIBOR of 2.461%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the February 2019 Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the February 2019 Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2026, the total fair value of the borrowings outstanding under the February 2019 Credit Facility was $334.7 million. See “Note 5. Borrowings — February 2019 Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2019 Credit Facility.
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
The November 2020 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, investments and restricted payments, minimum shareholders’ equity, maximum net debt to equity ratio and minimum asset coverage ratio. The November 2020 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under our other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of an event of default, the holders of at least 66-2/3% in principal amount of the November Notes at the time outstanding may declare all November Notes then outstanding to be immediately due and payable. As of September 30, 2026, we were in compliance with all covenants under the November 2020 NPA.

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
As of September 30, 2026, the fair value of the outstanding Series C Notes was $109.2 million. The fair value determinations of the Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of our subsidiary guarantors, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the February Notes at the time outstanding may declare all February Notes then outstanding to be immediately due and payable. As of September 30, 2026, we were in compliance with all covenants under the February 2021 NPA.
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

As of September 30, 2026, the fair value of the outstanding Series E Notes was $67.2 million. The fair value determinations of the Series E Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The November 2026 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements, and to provide financial information to the holders of the November 2026 Notes and the Trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the November 2026 Notes Indenture. As of September 30, 2026, we were in compliance with all covenants under the November 2026 Notes Indenture.
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
As of September 30, 2026, the fair value of the outstanding November 2026 Notes was $342.9 million. The fair value determinations of the November 2026 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The February 2029 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Sections 61(a)(1) and (2) of the 1940 Act, whether or not we are subject to those requirements (but giving effect to exemptive relief granted to us by the SEC), and to provide financial information to the holders of the February 2029 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the February 2029 Notes Indenture. As of September 30, 2026, we were in compliance with all covenants under the February 2029 Notes Indenture.
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
As of September 30, 2026, the fair value of the outstanding February 2029 Notes was $293.4 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 12, 2024, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 7.00% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 3.14750%. The swap transaction matures on February 15, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2026, the interest rate swap had a fair value of $(6.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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

The September 2028 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements (but giving effect to exemptive relief granted to us by the SEC), and to provide financial information to the holders of the September 2028 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the September 2028 Notes Indenture. As of September 30, 2026, we were in compliance with all covenants under the September 2028 Notes Indenture.
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
As of September 30, 2026, the fair value of the outstanding September 2028 Notes was $291.3 million. The fair value determinations of the September 2028 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the September 2028 Notes, on September 15, 2025, we entered into a $300.0 million notional value interest rate swap. We receive a fixed rate interest at 5.20% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.059%. The swap transaction matures on September 15, 2028. The interest expense related to the September 2028 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2026, the interest rate swap had a fair value of $(8.7) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the September 2028 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Share Repurchase Programs
On February 20, 2025, our Board authorized a 12-month share repurchase program (the “Prior Share Repurchase Program”). Under the Prior Share Repurchase Program, we were able to repurchase, during the 12-month period commencing on March 1, 2025, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value (“NAV”) per share. The timing, manner, price and amount of any share repurchases was determined by us, at our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Prior Share Repurchase Program terminated on March 1, 2026. The Prior Share Repurchase Program did not require us to repurchase any specific number of shares, and we could not assure stockholders that any shares would be repurchased under the Prior Share Repurchase Program. During the nine months ended September 30, 2026, we did not repurchase any shares pursuant to the Prior Share Repurchase Program.
On February 19, 2026, our Board authorized a new 12-month share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the nine months ended September 30, 2026, we did not repurchase any shares pursuant to the Share Repurchase Program.

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
Recent Developments
Subsequent to September 30, 2026, we made approximately $70.9 million of new commitments, of which $36.2 million closed and funded. The $36.2 million of investments consists of $35.8 million of first lien senior secured debt investments and $0.4 million of equity investments. The weighted average yield of the debt investments was 11.1%. In addition, we funded $35.0 million of previously committed revolvers and delayed draw term loans.
On November 5, 2026, the Board declared a quarterly distribution of $0.26 per share payable on December 9, 2026 to holders of record as of December 2, 2026.
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
As of September 30, 2026, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 220% of our total net assets, as compared to approximately 207% of our total net assets as of December 31, 2025.
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
Interest income from investments in the equity class of a collateralized loan obligation security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Topic 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.
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

Fee and other income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$1,679	$1,780	$5,102	$5,453
Management, valuation and other fees	617	656	1,767	1,883
Royalty income	45	36	113	339
Total Recurring Fee and Other Income	2,341	2,472	6,982	7,675
Non-Recurring Fee and Other Income:
Prepayment fees	349	124	1,001	320
Acceleration of unamortized loan origination fees	680	969	1,458	2,509
Advisory, loan amendment and other fees	356	439	690	1,955
Total Non-Recurring Fee and Other Income	1,385	1,532	3,149	4,784
Total Fee and Other Income	$3,726	$4,004	$10,131	$12,459
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
PIK interest and dividend income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
PIK interest income	$6,438	$5,199	$15,802	$14,025
PIK interest income as a % of investment income	10.0%	7.2%	8.3%	6.6%
PIK dividend income	$1,328	$3,525	$3,829	$10,132
PIK dividend income as % of investment income	2.1%	4.9%	2.0%	4.8%
Total PIK income	$7,766	$8,724	$19,631	$24,157
Total PIK income as a % of investment income	12.1%	12.0%	10.3%	11.4%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	September 30, 2026	December 31, 2025
Unfunded Debt Commitments:
Total unfunded delayed draw loan commitments	$202,580	$173,976
Total unfunded revolving loan commitments	166,117	146,306
Total unfunded capex and acquisition facility commitments	21,321	7,443
Total unfunded debt commitments	390,018	327,725
Unfunded Equity Commitments:
Total unfunded equity commitments	65,000	65,910
Total unfunded preferred equity commitments	7,000	7,000
Total unfunded equity commitments	72,000	72,910
Total unused commitments to extend financing	$462,018	$400,635
In the normal course of business, we guarantee certain obligations in connection with our portfolio companies (in particular, certain controlled portfolio companies). Under these guarantee arrangements, payments may be required to be made to third parties if such guarantees are called upon or if the portfolio companies were to default on their related obligations, as applicable. As of September 30, 2026 and December 31, 2025, we had guaranteed €6.0 million and €4.0 million, respectively ($6.8 million U.S. dollars and $4.7 million U.S. dollars, respectively) relating to a credit facility among Santander Consumer Bank GmbH and MVC Automotive Group GmbH (“MVC Auto”), which will be in place for the holding period of the associated asset, unless terminated earlier in accordance with the terms of the credit facility. We would be required to make payments to Santander Consumer Bank GmbH if MVC Auto were to default on their related payment obligations. As of December 31, 2025, we had guaranteed €6.0 million ($7.0 million U.S. dollars) relating to credit facilities among Erste Bank and MVC Auto, that matured on August 31, 2026. None of the credit facility guarantees are recorded as a liability on our Unaudited and Audited Consolidated Balance Sheets, as such the credit facility liabilities are considered in the valuation of the investments in MVC Auto. The guarantees denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
As of September 30, 2026, approximately $1,966.2 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of September 30, 2026, approximately $934.7 million (principal amount) of our borrowings bore interest at variable rates (approximately 63.7% of our total borrowings as of September 30, 2026) under the February 2019 Credit Facility, the February 2029 Notes and the September 2028 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the February 2019 Credit Facility, the February 2029 Notes and the September 2028 Notes.
Based on our September 30, 2026 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$58,987	$28,042	$30,945
Up 200 basis points	39,325	18,695	20,630
Up 100 basis points	19,662	9,347	10,315
Down 25 basis points	(4,916)	(2,337)	(2,579)
Down 50 basis points	(9,831)	(4,674)	(5,157)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of Income-Based Fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the Income-Based Fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the February 2019 Credit Facility to finance such investments. As of September 30, 2026, we had U.S. dollar borrowings of $193.5 million outstanding under the February 2019 Credit Facility with a weighted average interest rate of 5.793% (one month SOFR of 3.818%), borrowings denominated in Canadian dollars of C$2.0 million ($1.4 million U.S. dollars) with an interest rate of 4.458% (one month CORRA of 2.583%) and borrowings denominated in Euros of €123.1 million ($139.8 million U.S. dollars) with a weighted average interest rate of 4.336% (one month EURIBOR of 2.461%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2026, in connection with our DRIP for our common stockholders, we directed the plan administrator to purchase 95,707 shares of our common stock for an aggregate of $835,598 in the open market in order to satisfy our obligations to deliver shares of common stock to our stockholders with respect to our dividend declared on August 5, 2026.
On February 19, 2026, the Board authorized a new 12-month Share Repurchase Program. Under the Share Repurchase Program, we may repurchase, during the 12-month period commencing on March 1, 2026, up to $30.0 million in the aggregate of our outstanding common stock in the open market at prices below the then-current NAV per share. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, our stock price, applicable legal, contractual and regulatory requirements and other factors. The Share Repurchase Program is expected to be in effect until March 1, 2027, unless extended or until the aggregate repurchase amount that has been approved by the Board has been expended. The Share Repurchase Program does not require us to repurchase any specific number of shares, and we cannot assure stockholders that any shares will be repurchased under the Share Repurchase Program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended September 30, 2026, we did not repurchase any shares of our common stock in the open market under the Share Repurchase Program.

The following chart summarizes repurchases of our common stock for the three months ended September 30, 2026:

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
July 1 through July 31, 2026	—		$—	—	$30,000
August 1 through August 31, 2026	—		—	—	30,000
September 1 through September 30, 2026	95,707	(1)	8.73	—	30,000
(1)     Includes 95,707 shares purchased in the open market pursuant to the terms of our dividend reinvestment plan.
(2)    In thousands.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

BARINGS BDC, INC.

Date:	November 5, 2026	/s/ Thomas Q. McDonnell
Thomas Q. McDonnell
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	November 5, 2026	/s/ Rosa J. Epperson
Rosa J. Epperson
Chief Accounting Officer
(Principal Accounting Officer)